Form 10-Q
period 2010-06-30
ALIMERA SCIENCES INC
filed 2010-08-13
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 10, there were 31,139,653 shares of the registrant’s common stock issued and outstanding.

ALIMERA SCIENCES, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1	Financial Statements

ALIMERA SCIENCES, INC.

BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands except share and per share data)

CURRENT ASSETS:
Cash and cash equivalents	$45,635	$4,858
Investments	14,544	—
Prepaid expenses and other current assets	1,112	634
Deferred offering costs	—	815

Total current assets	60,291	6,307
PROPERTY AND EQUIPMENT — at cost less accumulated depreciation	237	254

TOTAL ASSETS	$61,528	$6,561

CURRENT LIABILITIES:
Accounts payable	$1,457	$1,215
Accrued expenses	2,498	3,314
Accrued interest	—	543
Outsourced services payable	1,240	1,157
Note payable (Note 6)	—	4,500
Capital lease obligations	10	6

Total current liabilities	5,205	10,735

LONG-TERM LIABILITIES:
Note payable — less current portion (Note 6)	—	10,500
Fair value of preferred stock conversion feature (Note 8)	—	36,701
Other long-term liabilities	25	708
PREFERRED STOCK:
Series A preferred stock, $.01 par value — no shares authorized, issued, and outstanding at June 30, 2010 and 6,624,866 shares authorized and 6.624,844 shares issued, and outstanding at December 31, 2009; liquidation preference of $37,019 at December 31, 2009	—	36,467
Series B preferred stock, $.01 par value — no shares authorized, issued, and outstanding at June 30, 2010 and 7,147,912 shares authorized and 7,147,894 shares issued, and outstanding at December 31, 2009; liquidation preference of $41,057 at December 31, 2009	—	40,617
Series C preferred stock, $.01 par value — no shares authorized, issued, and outstanding at June 30, 2010 and 5,807,131 shares authorized and 5,807,112 shares issued and outstanding at December 31, 2009; liquidation preference of $34,281 at December 31, 2009	—	33,452
Series C-1 preferred stock, $.01 par value — no shares authorized, issued, and outstanding at June 30, 2010 and 2,903,565 shares authorized and 967,845 shares issued and outstanding at December 31, 2009; liquidation preference of $5,140 at December 31, 2009	—	2,853
Preferred stock, $.01 par value — 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2010 and no shares authorized, issued, and outstanding at December 31, 2009	—	—
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.01 par value — 100,000,000 shares authorized and 31,138,458 shares issued and outstanding at June 30, 2010 and 29,411,764 shares authorized and 1,598,571 shares issued and outstanding at December 31, 2009	351	54
Additional paid-in capital	232,412	4,836
Series C-1 preferred stock warrants	—	1,472
Common stock warrants	54	57
Accumulated deficit	(176,519)	(171,891)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	56,298	(165,472)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$61,528	$6,561

See Notes to Financial Statements.

ALIMERA SCIENCES, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands except share and per share data)

RESEARCH AND DEVELOPMENT EXPENSES	$4,140	$3,802	$7,205	$8,330
GENERAL AND ADMINISTRATIVE EXPENSES	1,174	752	2,078	1,523
MARKETING EXPENSES	379	193	626	384

TOTAL OPERATING EXPENSES	5,693	4,747	9,909	10,237
INTEREST AND OTHER INCOME	14	8	16	31
INTEREST EXPENSE	(144)	(475)	(618)	(949)
GAIN ON EARLY EXTINGUISHMENT OF DEBT (NOTE 6)	1,343	—	1,343	—
DECREASE (INCREASE) IN FAIR VALUE OF PREFERRED STOCK CONVERSION FEATURE	379	(1,052)	3,644	(5,289)

LOSS FROM CONTINUING OPERATIONS	(4,101)	(6,266)	(5,524)	(16,444)
INCOME FROM DISCONTINUED OPERATIONS (NOTE 4)	—	—	4,000	—

NET LOSS	(4,101)	(6,266)	(1,524)	(16,444)
REDEEMABLE PREFERRED STOCK ACCRETION	(107)	(108)	(466)	(215)
REDEEMABLE PREFERRED STOCK DIVIDENDS	(613)	(1,761)	(2,638)	(3,508)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(4,821)	$(8,135)	$(4,628)	$(20,167)

NET LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS — Basic and diluted	$(0.20)	$(5.46)	$(0.36)	$(13.53)

WEIGHTED-AVERAGE SHARES OUTSTANDING — Basic and diluted	24,293,458	1,490,138	13,008,707	1,490,138

See Notes to Financial Statements.

ALIMERA SCIENCES, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,524)	$(16,444)
Income from discontinued operations (Note 4)	(4,000)	—
Change in fair value of preferred stock conversion feature	(3,644)	5,289
Gain from early extinguishment of debt	(1,343)	—
Depreciation and amortization	95	499
Stock compensation expense and other	379	208
Non-cash investment loss	5	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(599)	1,001
Accounts payable	(63)	(904)
Accrued expenses and other current liabilities	(92)	1,116
Other long-term liabilities	2	348

Net cash used in operating activities of continuing operations	(10,784)	(8,887)

Net cash used in operating activities of discontinued operations	—	(17)

Net cash used in operating activities	(10,784)	(8,904)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(14,550)	—
Purchases of property and equipment	(47)	(11)

Net cash used in investing activities of continuing operations	(14,597)	(11)
Net cash provided by investing activities of discontinued operations (Note 4)	4,000	—

Net cash used in investing activities	(10,597)	(11)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	20	—
Proceeds from exercise of Series C-1 preferred warrants	9,997	—
Proceeds from exercise of common stock warrants	458	—
Proceeds from sale of common stock	68,395	—
Payment of common stock offering costs	(1,708)	—
Repayment of pSivida note payable (Note 6)	(15,000)	—
Payments on capital lease obligations	(4)	(6)

Net cash provided by (used in) financing activities	62,158	(6)

NET INCREASE (DECREASE) IN CASH	40,777	(8,921)
CASH — Beginning of period	4,858	17,875

CASH — End of period	$45,635	$8,954

	Six Months Ended
	June 30,
	2010	2009

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$525	$600

Supplemental schedule of noncash investing and financing activities:
Property and equipment acquired under capital leases	$36	$—

Reclassification of fair value of preferred stock conversion feature to additional paid-in capital	$36,528	$—

IPO issuance costs charged to equity	$4,228	$—

There were no income tax or dividend payments made for the six months ended June 30, 2010 and 2009.

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

On April 21, 2010, the Company’s Registration Statement on Form S-1 (as amended) was declared effective by the Securities and Exchange Commission (SEC) for the Company’s initial public offering (IPO), pursuant to which the Company sold 6,550,000 shares of its common stock at a public offering price of $11.00 per share. The Company received net proceeds of approximately $68,395,000 from this transaction, after deducting underwriting discounts and commissions.

In June 2010, the Company submitted a New Drug Application (NDA) for Iluvien to the United States Food and Drug Administration (FDA). In July 2010, the Company submitted a Marketing Authorization Application for Iluvien to the Medicines and Healthcare products Regulatory Agency in the United Kingdom and to regulatory authorities in Austria, France, Germany, Italy, Portugal and Spain.

2.	Basis of Presentation

The Company has prepared the accompanying unaudited interim financial statements and notes thereto in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s interim financial information.

The accompanying unaudited interim financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009 and related notes included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-162782), which was declared effective by the SEC on April 21, 2010. The financial results for any interim period are not necessarily indicative of the expected financial results for the full year.

On April 21, 2010, the Company effected a 1 for 3.4 reverse split of the Company’s common and preferred stock. All share and per share amounts in the accompanying financial statements and notes have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

ALIMERA SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	Recent Accounting Pronouncements

In January 2010, the FASB issued amendments to the existing fair value measurements and disclosures guidance which requires new disclosures and clarifies existing disclosure requirements. The purpose of these amendments is to provide a greater level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements. The guidance was effective commencing with the Company’s 2010 fiscal year. The adoption of this guidance did not have a material impact on the Company’s financial statements.

4.	Discontinued Operations

In October 2006, management and the board of directors of the Company approved a plan to discontinue the operations of its non-prescription ophthalmic pharmaceutical business (the OTC Business). The plan included the sale of the assets of the Company’s OTC Business and also the termination of its sales and marketing personnel. The Company previously determined that the discontinued OTC Business comprised operations and cash flows that could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. Accordingly, the results of operations for the discontinued OTC Business have been presented as discontinued operations. During the six months ended June 30, 2010 the Company received a $4,000,000 option payment from the acquirer of the assets of the OTC Business to provide it with an additional two years to develop one of the acquired products. There were no revenues or expenses from discontinued operations during the three month period ended June 30, 2010 or the three and six month periods ended June 30, 2009. The following table presents basic and diluted earnings per share from discontinued operations for the six months ended June 30, 2010 (in thousands except share and per share data):

Net income from discontinued operations	$4,000
Net income from discontinued operations per share — Basic and diluted	$0.31
Weighted-average shares outstanding — Basic and diluted	13,008,707

5.	Factors Affecting Operations

To date the Company has incurred recurring losses, negative cash flow from operations, and has accumulated a deficit of $176,519,000 from the Company’s inception through June 30, 2010. The Company does not expect to generate revenues from its product, Iluvien, until 2011, if at all, and therefore does not expect to have cash flow from operations before that time. As of June 30, 2010 the Company had approximately $60,179,000 in cash, cash equivalents, and investments which management believes is sufficient to fund its operations through the projected commercialization of Iluvien and the expected generation of revenue in 2011. The commercialization of Iluvien is dependent upon approval by the FDA, however, and management cannot be sure that Iluvien will be approved by the FDA or that, if approved, future sales of Iluvien will generate enough revenue to fund the Company’s operations beyond its commercialization. If Iluvien is not approved, or if approved, does not generate sufficient revenue, the Company may adjust its commercial plans so that it can continue to operate with its existing cash resources or seek to raise additional financing.

6.	pSivida Agreement

In March 2008, in conjunction with the amendment and restatement of the Company’s collaboration agreement with pSivida US, Inc. (pSivida), the licensor of the Iluvien technology, the Company issued to pSivida a note payable of $15,000,000. The note payable accrued interest at 8% per annum, payable quarterly. The principal was payable upon the earliest of a liquidity event as defined in the agreement, the occurrence of an event of default under the Company’s agreement with pSivida or September 30, 2012. If the note was not paid in full by March 31, 2010, the interest rate was to increase to 20% per annum effective April 1, 2010,

ALIMERA SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

and the Company was required to begin making principal payments of $500,000 per month. As of December 31, 2009, the Company had accrued and unpaid interest payable to pSivida of $708,000, which is classified as other long-term liabilities, and $543,000, which is included in accrued interest in the accompanying balance sheet.

On April 27, 2010 the Company paid pSivida $15,225,000 in principal and interest to satisfy the note payable. As a result, the Company recognized a gain of $1,343,000 on the extinguishment of this debt in the accompanying financial statements for the three and six month periods ended June 30, 2010.

Upon commercialization of Iluvien, the Company must share 20% of net profits of Iluvien, as defined by the agreement, with pSivida. In connection with this arrangement the Company is entitled to recover 20% of commercialization costs of Iluvien, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of June 30, 2010 and December 31, 2009 the Company was owed $1,255,000 and $958,000, respectively, in commercialization costs. Due to the uncertainty of FDA approval, the Company has fully reserved these amounts in the accompanying financial statements.

7.	Earnings (Loss) Per Share (EPS)

Basic EPS is calculated in accordance with Accounting Standards Codification 260 (ASC 260) by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated in accordance with ASC 260 by adjusting weighted average common shares outstanding for the dilutive effect of common stock options, warrants, convertible preferred stock and accrued but unpaid convertible preferred stock dividends. In periods where a net loss from continuing operations is recorded, no effect is given to potentially dilutive securities, since the effect would be anti-dilutive. Weighted average securities that would have diluted EPS but were not included in the computation of diluted EPS because to do so would have been anti-dilutive were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Series A preferred stock and convertible accrued dividends	2,078,449	7,005,145	4,528,187	7,005,145
Series B preferred stock	2,120,803	7,147,894	4,620,461	7,147,894
Series C preferred stock	1,722,989	5,807,112	3,753,768	5,807,112
Series C-1 preferred stock	861,491	—	1,876,877	—
Common stock warrants	127,689	29,968	132,058	29,951
Stock options	1,703,118	1,011,530	1,681,875	1,011,534

	8,614,539	21,001,649	16,593,226	21,001,636

8.	Preferred Stock

Prior to the Company’s IPO, the Company had four series of preferred stock. On April 27, 2010 and in connection with the IPO, all outstanding shares of the Company’s preferred stock were converted into 22,863,696 shares of common stock and all preferred stock dividends were eliminated. Significant terms of all series of the preferred stock were as follows:

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

ALIMERA SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

event, as defined, upon redemption of the preferred stock, as defined, or on the date that the preferred stock was otherwise acquired by the Company. Accumulated, accrued, and unpaid dividends were $23,934,000 at December 31, 2009.

•	Upon any liquidation, dissolution, or winding up of the Company, the preferred stockholders were entitled to a liquidation preference payment equal to (i) the sum of the liquidation value plus all accumulated, accrued, and unpaid dividends and (ii) the pro rata share of any remaining amounts such holder would have been entitled to receive had such holder’s shares been converted into common stock immediately prior to the liquidation, dissolution, or winding up. The liquidation value plus accumulated, accrued, and unpaid dividends was $117,497,000 at December 31, 2009.

•	At any time subsequent to March 17, 2013, the holders of a majority of the preferred stock could have required the Company to redeem all or any portion of the preferred stock. If the preferred stock was redeemed, the redemption would have occurred in equal installments over a three-year period. The price paid by the Company to redeem the shares would have been the greater of (i) the original issue price, plus all accumulated, accrued, and unpaid dividends, and (ii) the fair market value of the preferred stock being redeemed at the time of the redemption.

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

On January 8, 2010 warrants to purchase shares of the Company’s Series C-1 preferred stock were exercised resulting in $10,000,000 in cash proceeds and the issuance of 1,935,700 additional shares of Series C-1 preferred stock. The Company recorded a derivative liability of $3,471,000 upon the exercise of the warrants and the issuance of such shares of Series C-1 preferred stock in January 2010.

At each reporting date and in connection with the Company’s IPO, the Company adjusted the carrying value of the embedded derivatives to estimated fair value and recognized the change in such estimated value in its statement of operations. The estimated fair value of the derivatives at April 27, 2010 and December 31, 2009 were $36,528,000 and $36,701,000, respectively. The Company recognized a gain of $379,000 and a loss of $1,052,000 associated with the change in fair value for the three months ended June 30, 2010 and 2009, respectively. The Company recognized a gain of $3,644,000 and a loss of $5,289,000 associated with the change in fair value for the six months ended June 30, 2010 and 2009, respectively. In connection with the IPO, the embedded derivatives were eliminated.

In connection with the conversion of the Company’s preferred shares to common shares upon the completion of the Company’s IPO in April 2010, the Company authorized 10,000,000 shares of $0.01 par value preferred stock. At June 30, 2010, no shares of preferred stock were issued or outstanding.

9.	Stock Options

During the three months ended June 30, 2010 and 2009, the Company recorded compensation expense of approximately $151,000 and $104,000, respectively. During the six months ended June 30, 2010 and 2009, the Company recorded compensation expense of approximately $258,000 and $208,000, respectively. As of June 30, 2010, the total unrecognized compensation cost related to non-vested stock options granted was

ALIMERA SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

$1,696,000 and is expected to be recognized over a weighted average period of 2.96 years. The following table presents a summary of stock option transactions for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price	Options	Price

Options at beginning of period	2,225,778	$2.14	1,959,726	$1.80	2,225,778	$2.14	1,959,726	$1.80
Grants	65,000	$11.00	—	—	65,000	$11.00	—	—
Forfeitures	(736)	$3.52	(19,670)	$1.86	(736)	$3.52	(19,670)	$1.86
Exercises	(8,731)	$2.31	—	—	(8,731)	$2.31	—	—

Options at end of period	2,281,311		1,940,056	$1.80	2,281,311		1,940,056	$1.80

Weighted average per share fair value of options granted during the period	$9.05		—		$9.05		—

The following table provides additional information related to outstanding stock options, fully vested stock options, and stock options expected to vest as of June 30, 2010:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)

Outstanding	2,281,311	$2.39	6.83 years	$11,782
Exercisable	1,546,537	1.72	6.09 years	8.850
Expected to vest	667,799	3.87	8.42 years	2,639

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

ALIMERA SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

At June 30, 2010 and December 31, 2009, the Company had federal net operating loss (NOL) carry-forwards of approximately $84,795,000 and $79,494,000 and state NOL carry-forwards of approximately $67,967,000 and $62,666,000, respectively, that are available to reduce future income unless otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2023 and 2029 and the state NOL carry-forwards will expire at various dates between 2018 and 2029.

NOL carry-forwards may be subject to annual limitations under Internal Revenue Code Section 382 (or comparable provisions of state law) in the event that certain changes in ownership of the Company were to occur. The Company is currently evaluating the impact of its IPO (Note 1) on the Company’s NOL carry-forwards and whether certain changes in ownership have occurred that would limit the Company’s ability to utilize a portion of its NOL carry-forwards.

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

ALIMERA SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following fair value tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Cash, cash equivalents, and investments —
Government-backed money market funds(1)	$45,262	—	—	$45,262
Investments in marketable debt securities(2)	$14,544	$—	$—	$14,544

Assets measured at fair value	$59,806	$—	$—	$59,806

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Cash and cash equivalents —
Government-backed money market funds(1)	$4,668	$—	$—	$4,668

Assets measured at fair value	$4,668	$—	$—	$4,668

Liabilities:
Fair value of conversion feature of preferred stock(3) (Note 8)	$—	$—	$36,701	$36,701

Liabilities measured at fair value	$—	$—	$36,701	$36,701

(1)	The carrying amounts approximate fair value due to the short-term maturities of the cash and cash equivalents.

(2)	The fair value is based on quoted market prices.

(3)	The fair value of the conversion feature of preferred stock (see note 8) was established using a probability weighted expected return method (PWERM) and Black Scholes valuation model. Significant inputs to the valuation include:

• probability of various scenarios occurring, including the potential for an initial public offering, sale of the Company or its assets, decision to remain a private company or liquidation of the Company;

• at December 31, 2009, fair value of common stock as determined under each of the scenarios under the PWERM, adjusted for a lack of control and lack of marketability discount;

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

ALIMERA SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table presents the changes to the fair value of the beneficial conversion feature of preferred stock during the three and six month periods ended June 30, 2010 (in thousands):

Fair value of conversion feature of preferred stock at December 31, 2009	$36,701
Issuance of Series C-1 preferred stock (Note 8)	3,471
Change in fair value of beneficial conversion feature of preferred stock during the three months ended March 31, 2010	(3,265)

Fair value of conversion feature of preferred stock at March 31, 2010	36,907
Change in fair value of beneficial conversion feature of preferred stock during the three months ended June 30, 2010	(379)
Elimination of the conversion feature of preferred stock (Note 8)	(36,528)

Fair value of conversion feature of preferred stock at June 30, 2010	$—

PART I. FINANCIAL INFORMATION

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company that specializes in the research, development and commercialization of prescription ophthalmic pharmaceuticals. We are presently focused on diseases affecting the back of the eye, or retina, because we believe these diseases are not well treated with current therapies and represent a significant market opportunity. Our most advanced product candidate is Iluvien, which we are developing for the treatment of diabetic macular edema (DME). DME is a disease of the retina that affects individuals with diabetes and can lead to severe vision loss and blindness. We are currently conducting two Phase 3 pivotal clinical trials (collectively, our FAME Study) for Iluvien involving 956 patients in sites across the United States, Canada, Europe and India to assess the efficacy and safety of Iluvien in the treatment of DME. In December 2009 we received the month 24 clinical readout from our FAME Study. In June 2010, we submitted a New Drug Application (NDA) for Iluvien to the United States Food and Drug Administration (FDA). In July 2010, we submitted a Marketing Authorization Application for Iluvien to the Medicines and Healthcare products Regulatory Agency in the United Kingdom and to regulatory authorities in Austria, France, Germany, Italy, Portugal and Spain. We have requested Priority Review of our NDA from the FDA. If Priority Review is granted, we can expect a response to our NDA from the FDA in the fourth quarter of 2010. If our NDA is approved, we plan to commercialize Iluvien in the United States by marketing and selling Iluvien to retinal specialists as early as the first quarter of 2011. In addition to treating DME, Iluvien is being studied in three Phase 2 clinical trials for the treatment of the dry form of age-related macular degeneration (AMD), the wet form of AMD and retinal vein occlusion (RVO). We are also conducting testing on two classes of nicotinamide adenine dinucleotide phosphate (NADPH) oxidase inhibitors, for which we have acquired exclusive, worldwide licenses from Emory University, in the treatment of dry AMD. We plan to evaluate the use of NADPH oxidase inhibitors in the treatment of other diseases of the eye, including wet AMD and diabetic retinopathy. We intend to seek a collaboration partner for sales and marketing activities outside North America. We currently contract with development partners or outside firms for various operational aspects of our development activities, including the preparation of clinical supplies and have no plans to establish in-house manufacturing capabilities.

We commenced operations in June 2003. Since our inception we have incurred significant losses. As of June 30, 2010, we have accumulated a deficit of $176.5 million. We expect to incur substantial losses through the projected commercialization of Iluvien through at least the first quarter of 2011 as we:

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

Prior to our initial public offering (IPO), we funded our operations through the private placement of common stock, preferred stock and convertible debt, as well as by the sale of certain assets of the non-prescription business in which we were previously engaged. On April 21, 2010, our Registration Statement on Form S-1 (as amended) was declared effective by the Securities and Exchange Commission (SEC) for our IPO, pursuant to which we sold 6,550,000 shares of our common stock at a public offering price of $11.00 per share. We received net proceeds of approximately $66.1 million from this transaction, after deducting underwriting discounts, commissions and other offering costs.

As of June 30, 2010, we had approximately $45.6 million in cash and cash equivalents and $14.5 million of investments in trading securities. In addition to our net IPO proceeds, our cash and cash equivalents include the January 2010 receipt of $10.0 million in proceeds from the exercise of outstanding Series C-1 warrants, and a $4.0 million option payment from Bausch & Lomb Incorporated (Bausch & Lomb) upon the exercise by Bausch & Lomb of its option to extend by two years the period during which it may continue to develop an allergy product acquired from us in 2006.

To date we have incurred recurring losses, negative cash flow from operations, and have accumulated a deficit of $176.5 million from our inception through June 30, 2010. We do not expect to generate revenues from our product, Iluvien, until 2011, if at all, and therefore we do not expect to have cash flow from operations before that time. We believe our cash, cash equivalents and investments are sufficient to fund our operations through the projected commercialization of Iluvien and the expected generation of revenue in 2011. The commercialization of Iluvien is dependent upon approval by the FDA, however, and we cannot be sure that Iluvien will be approved by the FDA or that, if approved, future sales of Iluvien will generate enough revenue to fund our operations beyond its commercialization. If Iluvien is not approved, or if approved, does not generate sufficient revenue, we may adjust our commercial plans so that we can continue to operate with our existing cash resources or seek to raise additional financing.

Our Agreement with pSivida US, Inc.

In February 2005, we entered into an agreement with pSivida US, Inc. (pSivida) for the use of fluocinolone acetonide (FA) in pSivida’s proprietary delivery device. pSivida is a global drug delivery company committed to the biomedical sector and the development of drug delivery products. Our agreement with pSivida provides us with a worldwide exclusive license to develop and sell Iluvien, which consists of a tiny polyimide tube with membrane caps that is filled with FA in a polyvinyl alcohol matrix for delivery to the back of the eye for the treatment and prevention of eye diseases in humans (other than uveitis). This agreement also provided us with a worldwide non-exclusive license to develop and sell pSivida’s proprietary delivery device to deliver other corticosteroids to the back of the eye for the treatment and prevention of eye diseases in humans (other than uveitis) or to treat DME by delivering a compound to the back of the eye through a direct delivery method through an incision required for a 25-gauge or larger needle. We do not have the right to develop and sell pSivida’s proprietary delivery device for indications for diseases outside of the eye or for the treatment of uveitis. Further, our agreement with pSivida permits pSivida to grant to any other party the right to use its intellectual property (i) to treat DME through an incision smaller than that required for a 25-gauge needle, unless using a corticosteroid delivered to the back of the eye, (ii) to deliver any compound outside the back of the eye unless it is to treat DME through an incision required for a 25-gauge or larger needle, or (iii) to deliver non-corticosteroids to the back of the eye, unless it is to treat DME through an incision required for a 25-gauge or larger needle.

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

Total consideration to pSivida in connection with the execution of the March 2008 agreement was $33.8 million, which consisted of a cash payment of $12.0 million, the issuance of a $15.0 million note payable, and the forgiveness of $6.8 million in outstanding receivables. The $15.0 million promissory note accrued interest at 8% per annum, payable quarterly and was payable in full to pSivida upon the earliest of a liquidity event as defined in the agreement, the occurrence of an event of default under our agreement with pSivida, or September 30, 2012. If the note was not paid in full by March 31, 2010, the interest rate was to increase to 20% effective as of April 1, 2010, and we were required to begin making principal payments of $500,000 per month.

On April 27, 2010, we paid pSivida approximately $15.2 million in principal and interest to satisfy the note payable.

We will owe pSivida an additional milestone payment of $25.0 million upon FDA approval of Iluvien.

Our Discontinued Non-Prescription Business

At the inception of our company, we were focused primarily on the development and commercialization of non-prescription over-the-counter ophthalmic products. In October 2006, due to the progress and resource requirements related to the development of Iluvien, we decided to discontinue our non-prescription business. As a result, we received proceeds of $10.0 million from the sale of our allergy products in December 2006 and $6.7 million from the sale of our dry eye product in July 2007, both to Bausch & Lomb. If one of the allergy products receives FDA approval, we are entitled to an additional $8.0 million payment from Bausch & Lomb under the sales agreement. In January 2010 we received a $4.0 million option payment from Bausch & Lomb upon the exercise by Bausch & Lomb of its option to extend the period during which it may continue to develop this allergy product by two years. However, there can be no assurance that Bausch & Lomb will continue the development of this allergy product, that it will receive FDA approval or that we will receive the $8.0 million payment. As a result of the discontinuance of our non-prescription business, all revenues and expenses associated with our over-the-counter portfolio are included in the loss from discontinued operations in the accompanying statements of operations.

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

Research and Development Expenses

Substantially all of our research and development expenses incurred to date related to our continuing operations have been related to the development of Iluvien. We anticipate that we will incur expenses of approximately $11.6 million and $1.8 million during 2010 and 2011, respectively, to complete the clinical development and registration of Iluvien for DME. Upon the approval of Iluvien by the FDA, we will owe an additional milestone payment of $25.0 million to pSivida. We anticipate that we will incur additional research and development expenses in the future as we evaluate and possibly pursue the development of Iluvien for additional indications, or develop additional product candidates. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	salaries and related expenses for personnel;

•	fees paid to consultants and contract research organizations (CRO) in conjunction with independently monitoring clinical trials and acquiring and evaluating data in conjunction with clinical trials, including all related fees such as investigator grants, patient screening, lab work and data compilation and statistical analysis;

•	costs incurred with third parties related to the establishment of a commercially viable manufacturing process for our product candidates;

•	costs related to production of clinical materials, including fees paid to contract manufacturers;

•	costs related to upfront and milestone payments under in-licensing agreements;

•	costs related to compliance with FDA regulatory requirements;

•	consulting fees paid to third-parties involved in research and development activities; and

•	costs related to stock options or other stock-based compensation granted to personnel in development functions.

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

Our plan is to develop our own specialized domestic sales and marketing infrastructure, comprised of approximately 40 people, to market Iluvien and other ophthalmic products that we may acquire or develop in the future. We will begin recruiting sales representatives and regional managers with extensive ophthalmic-based sales experience in 2010 in advance of an expected commercial launch of Iluvien as early as the first quarter of 2011. We expect that our domestic sales force will be able to access and form relationships with retinal specialists in the approximately 900 retina centers prior to the commercial launch of Iluvien.

Interest and Other Income

Interest income consists primarily of interest earned on our cash, cash equivalents and investments.

Interest Expense

Beginning in March 2008, we began recognizing interest on our $15.0 million note payable to pSivida at an effective interest rate of 12.64% per annum (this note accrued interest at the rate of 8% per annum from inception through March 31, 2010 and at the rate of 20% per annum effective as of April 1, 2010). At December 31, 2009, accrued interest in excess of amounts then currently payable at the stated rate are included in accrued expenses and in other long-term liabilities in the accompanying balance sheet. Interest expense also includes interest on our capital leases. On April 27, 2010, we paid pSivida approximately $15.2 million in principal and interest to satisfy the note payable.

Change in Fair Value of Preferred Stock Conversion Feature

Prior to being converted into common stock in connection with our IPO, our preferred stock contained certain conversion features which were considered embedded derivatives. We accounted for such embedded derivative financial instruments in accordance with Accounting Standards Codification 815. We recorded derivative financial instruments as assets or liabilities in our balance sheet measured at their fair value. We recorded the changes in fair value of such instruments as non-cash gains or losses in the statement of operations. The preferred stock conversion feature was eliminated upon the conversion of our preferred stock to common stock in connection with our IPO.

Preferred Stock Accretion

Our preferred stock was recorded at issuance at the proceeds received net of any issuance discounts, issuance costs and the fair value of the conversion features at issuance. The difference between the amount recorded at issuance and the original issue price was accreted on a straight-line basis over a period extending from the date of issuance to the date at which the preferred stock would have become redeemable at the option of the holder.

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

Basic and Diluted Net Loss Applicable to Common Stockholders per Common Share

We calculated net loss per share in accordance with Accounting Standards Codification 260 (ASC 260). We have determined that the Series A, Series B, Series C and Series C-1 preferred stock represent participating securities in accordance with ASC 260. However, since we operate at a loss, and losses are not allocated to the preferred stock, the two class method does not affect our calculation of earnings per share. We had a net loss from continuing operations for all periods presented; accordingly, the inclusion of common stock options and warrants would be antidilutive. Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options, warrants for convertible securities and warrants for common stock equivalents. Potentially dilutive weighted average common stock equivalents totaled approximately 16,593,226 and 21,001,636 for the six months ended June 30, 2010 and 2009, respectively, and 8,614,539 and 21,001,649 for the three months ended June 30, 2010 and 2009, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods of net loss from continuing operations because of their anti-dilutive effect. Therefore, for the six months ended June 30, 2010 and 2009, respectively, the weighted average shares used to calculate both basic and diluted loss per share are the same.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities in accordance with Accounting Standards Codification 740 (ASC 740). We evaluate the positive and negative evidence bearing upon the realizability of our deferred tax assets on an annual basis. Significant management judgment is involved in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Due to uncertainties with respect to the realization of our deferred tax assets due to our history of operating losses, a valuation allowance has been established against our deferred tax asset balances to reduce the net carrying value to an amount that is more likely than not to be realized. As a result we have fully reserved against the deferred tax asset balances. The valuation allowances are based on our estimates of taxable income in the jurisdictions in which we operate and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, a change in the valuation allowance may be needed, which could materially impact our financial position and results of operations. Our deferred tax assets primarily consist of net operating loss (NOL) carry-forwards. At June 30, 2010 we had federal NOL carry-forwards of approximately $84.8 million and state NOL carry-forwards of approximately $68.0 million, respectively, that are available to reduce future income otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2023 and 2029 and the state NOL carry-forwards will expire at various dates between 2018 and 2029. If it is determined that significant ownership changes have occurred since these NOLs were generated, we may be subject to annual limitations on the use of these NOLs under Internal Revenue Code Section 382 (or comparable provisions of state law). We are currently evaluating the impact of our IPO on our NOL carry-forwards and whether certain changes in ownership have occurred that would limit our ability to utilize a portion of our NOL carry-forwards.

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

Results of Operations

The following selected unaudited financial and operating data are derived from our financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)

RESEARCH AND DEVELOPMENT EXPENSES	$4,140	$3,802	$7,205	$8,330
GENERAL AND ADMINISTRATIVE EXPENSES	1,174	752	2,078	1,523
MARKETING EXPENSES	379	193	626	384
OPERATING EXPENSE	5,693	4,747	9,909	10,237
INTEREST AND OTHER INCOME	14	8	16	31
INTEREST EXPENSE	(144)	(475)	(618)	(949)
GAIN ON EARLY EXTINGUISHMENT OF DEBT	1,343	—	1,343	—
DECREASE (INCREASE) IN FAIR VALUE OF DERIVATIVE	379	(1,052)	3,644	(5,289)
LOSS FROM CONTINUING OPERATIONS	(4,101)	(6,266)	(5,524)	(16,444)

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

Research and development expenses.  Research and development expenses increased by approximately $340,000, or 8.9%, to approximately $4.1 million for the three months ended June 30, 2010 compared to approximately $3.8 million for the three months ended June 30, 2009. The increase was primarily due to an increase of $1.6 million in costs associated with filing our NDA for Iluvien in the United States, of which $1.4 million was the FDA filing fee, and preparations to register Iluvien in Europe in July 2010. This increase was offset by lower costs related to our FAME Study in 2010 as compared to 2009 as more patients had completed the trial and the month 24 data base lock and readout had been completed. The primary decreases in costs related to our FAME Study were $430,000 in CRO monitoring expenses, $220,000 in investigator costs, and $180,000 in reading center costs to evaluate pictures of each enrollee’s retina. In addition, we had a $560,000 decrease in technical transfer costs associated with establishing manufacturing capabilities with a third party manufacturer for Iluvien which was completed in 2009.

General and administrative expenses.  General and administrative expenses increased by approximately $450,000, or 60.0%, to $1.2 million for the three months ended June 30, 2010 compared to approximately $750,000 for the three months ended June 30, 2009. The increase was primarily due to $240,000 in costs incurred after our IPO associated with operating as a public company including additional audit, tax and legal fees, increased directors’ and officers’ insurance costs, and board of directors’ compensation, $60,000 of legal fees associated with our patent portfolio, and $60,000 of noncash stock compensation incurred in connection with evaluating financing options prior to our IPO.

Marketing expenses.  Marketing expenses increased by approximately $190,000, or 100.0%, to approximately $380,000 for the three months ended June 30, 2010 compared to approximately $190,000 for the three months ended June 30, 2009. The increase in marketing expenses was primarily due to increased spending on pre-launch activities for Iluvien subsequent to the receipt of data from our FAME Study in December 2009 including $100,000 incurred with third parties for launch plan development and $50,000 of pharmacoeconomic research to evaluate the pricing of Iluvien in Canada and Europe.

Interest expense.  Interest expense decreased by approximately $340,000, or 70.8%, to approximately $140,000 for the three months ended June 30, 2010 compared to approximately $480,000 for the three months ended June 30, 2009. The decrease in interest expense was primarily due to repayment of the $15.0 million promissory note to pSivida in April 2010.

Decrease (increase) in fair value of preferred stock conversion feature.  During the three months ended June 30, 2010, we recognized a gain of approximately $380,000 related to the decrease in the fair value of the conversion feature of our preferred stock. During the three months ended June 30, 2009, we recognized a loss of approximately $1.1 million related to the increase in the fair value of the conversion feature of our preferred stock. The changes in fair values were primarily due to changes in the estimated fair value of our common stock.

Income from discontinued operations.  We did not have any income or loss from discontinued operations for either of the three month periods ended June 30, 2010 and 2009.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

Research and development expenses.  Research and development expenses decreased by approximately $1.1 million, or 13.3%, to approximately $7.2 million for the six months ended June 30, 2010 compared to approximately $8.3 million for the six months ended June 30, 2009. The decrease is primarily attributable to a decrease of $1.9 million in technical transfer costs associated with establishing manufacturing capabilities with a third party manufacturer for Iluvien. In addition, we incurred lower costs related to our FAME Study in 2010 as compared to 2009 as more patients had completed the trial and the month 24 data base lock and readout had been completed. The decreases in costs related to our FAME Study were primarily $550,000 in CRO monitoring expenses, $310,000 in reading center costs to evaluate pictures of each enrollee’s retina, and $260,000 in investigator costs. Offsetting these decreases was an increase of $1.6 million in costs associated with filing our NDA for Iluvien in the United States and preparations to register Iluvien in Europe in July 2010.

General and administrative expenses.  General and administrative expenses increased by approximately $600,000, or 40.0%, to approximately $2.1 million for the six months ended June 30, 2010 compared to approximately $1.5 million for the six months ended June 30, 2009. The increase was primarily due to $240,000 in costs incurred after our IPO associated with operating as a public company including additional audit, tax and legal fees, increased directors’ and officers’ insurance costs, and board of directors’ compensation, $120,000 of noncash stock compensation incurred in connection with evaluating financing options prior to our IPO, and $90,000 of legal fees associated with our patent portfolio.

Marketing expenses.  Marketing expenses increased by approximately $250,000, or 65.8%, to approximately $630,000 for the six months ended June 30, 2010 compared to approximately $380,000 for the six months ended June 30, 2009. The increase was primarily attributable to $130,000 incurred with third parties for launch plan development, and $50,000 of pharmacoeconomic research to evaluate the pricing of Iluvien in Canada and Europe, and $40,000 of additional travel expenses as we broadened the awareness of our positive phase 3 data.

Interest expense.  Interest expense decreased approximately $330,000, or 34.7%, to approximately $620,000 for the six months ended June 30, 2010 compared to approximately $950,000 for the six months ended June 30, 2009. The decrease was primarily due to the repayment of the $15.0 million promissory note to pSivida in April 2010.

Decrease (increase) in fair value of preferred stock conversion feature.  During the six months ended June 30, 2010, we recognized a gain of approximately $3.6 million related to the decrease in the fair value of the conversion feature of our preferred stock. During the six months ended June 30, 2009, we recognized a loss of approximately $5.3 million related to the increase in the fair value of the conversion feature of our preferred stock. The changes in fair values were primarily due to changes in the estimated fair value of our common stock.

Income from discontinued operations

We recognized income from discontinued operations during the six months ended June 30, 2010 of $4.0 million for a payment we received from Bausch & Lomb. This payment was related to the exercise by Bausch & Lomb of its option to extend by two years the period during which it may continue to develop an allergy product acquired from us in 2006. We did not have any income or loss from discontinued operations for the six months ended June 30, 2009.

Liquidity and Capital Resources

To date we have incurred recurring losses, negative cash flow from operations, and have accumulated a deficit of $176.5 million from our inception through June 30, 2010. Prior to our IPO, we funded our operations through the private placement of common stock, preferred stock and convertible debt, as well as by the sale of certain assets of the non-prescription business in which we were previously engaged.

On April 21, 2010, our Registration Statement on Form S-1 (as amended) was declared effective by the SEC for our IPO, pursuant to which we sold 6,550,000 shares of our common stock at a public offering price of $11.00 per share. We received net proceeds of approximately $68.4 million from this transaction, after deducting underwriting discounts and commissions. As of June 30, 2010, we had approximately $45.6 million in cash and cash equivalents and $14.6 of investments. We believe our cash, cash equivalents, and investments are sufficient to fund our operations through the projected commercialization of Iluvien and the expected generation of revenue in 2011. The commercialization of Iluvien is dependent upon the approval by the FDA, however, and we cannot be sure that Iluvien will be approved by the FDA or that, if approved, future sales of Iluvien will generate enough revenue to fund our operations beyond its commercialization. If Iluvien is not approved, or if approved, does not generate sufficient revenue, we may adjust our commercial plans so that we can continue to operate with our existing cash resources or seek to raise additional financing.

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

For the six months ended June 30, 2010, cash used in our continuing operations of $10.8 million was primarily due to our net loss from continuing operations of $5.5 million increased by non-cash gains of $3.6 million related to the decrease in fair value of our preferred stock conversion feature and $1.3 million associated with the repayment of our $15.0 million promissory note to pSivda in April 2010, offset by non-cash charges for stock compensation expense of $380,000 and depreciation and amortization expense of $100,000. Further increasing our net cash used in continuing operations were an increase in prepaid and other current assets of $600,000 and a decrease in accounts payable and accrued expenses and other current liabilities of $160,000. The increase in prepaid and other current assets was primarily due to the prepayment of $330,000 of fees to register Iluvien in Europe, the payment of $230,000 for annual directors’ and officers’ insurance premiums and an advance of $100,000 made to the third party manufacturer of Iluvien to scale up commercialization. The decrease in accounts payable and accrued expenses and other current liabilities was primarily due to a decrease of $1.0 million payable to the investigators in our FAME Study offset by increases of $140,000 payable to consultants for services associated with the filing of our NDA in the United States for Iluvien and registration of Iluvien in Europe, $120,000 of accrued employee bonuses, $110,000 payable to the third party manufacturer of Iluvien to scale up commercialization, $80,000 payable to our CROs as our FAME Study continued, and $80,000 of accrued legal fees.

For the six months ended June 30, 2009, cash used in continuing operations of $8.9 million was primarily due to our net loss from continuing operations of $16.4 million offset by non-cash charges of $5.3 million related to the increase in value of our preferred stock conversion feature, depreciation and amortization expense of $500,000 and stock compensation expense of $200,000. Further offsetting our net cash used in continuing operations were a decrease in prepaid and other current assets of $1.0 million, an increase in accounts payable and accrued expenses and other current liabilities of $210,000, and an increase in long-term liabilities of $350,000. The decrease in prepaid and other current assets was primarily due to the progression of the technology transfer of Iluvien and the utilization of prepayments to our third-party manufacturers. The increase in accounts payable and accrued expenses and other current liabilities is due primarily to increases of $660,000 payable to investigators in our FAME Study and $320,000 to our CROs as our FAME Study continued and an increase of $160,000 in accrued employee bonuses. Offsetting these increases were decreases of $350,000 payable to third party manufacturers for the technology transfer of Iluvien, $140,000 in professional fees payable and $110,000 payable to our financial printer in connection with the preparation for an initial public offering of our common stock in 2008, $80,000 of accrued legal fees, and $50,000 payable to our auditor for costs associated with our 2009 audit. The increase of long-term liabilities was primarily due to the accrual of interest on our $15.0 million promissory note to pSivida.

For the six months ended June 30, 2010 net cash used in our investing activities was $10.6 million, which was primarily due to the purchase of $14.6 million of investments offset by the the receipt of $4.0 million from Bausch & Lomb upon the exercise by Bausch & Lomb of its option to extend by two years the period during which it may continue to develop an allergy product acquired from us in 2006. For the six months ended June 30, 2009 cash used in our investing activities was not material.

For the six months ended June 30, 2010 net cash provided by our financing activities was $62.2 million, which was due primarily to the receipt of net proceeds of $68.4 million, after underwriting discounts and commissions, from our IPO, net proceeds of $10.0 million from the exercise of warrants to purchase shares of our Series C-1 preferred stock, and $460,000 from the exercise of options and warrants to purchase shares of our stock offset by the payment of $1.7 million of costs related to our IPO and by the repayment of our $15.0 million promissory note to pSivida. For the six months ended June 30, 2009 cash provided by financing activities was not material.

Contractual Obligations and Commitments

On April 27, 2010, we paid $15.2 million to pSivida to satisfy our $15.0 million note payable and all accrued interest. There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on June 7, 2010.

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

We are exposed to market risk related to changes in interest rates. As of June 30, 2010, we had approximately $45.6 million in cash and cash equivalents and $14.6 million in investments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed and summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of the our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the Securities and Exchange Commission (SEC), press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

Risks Related to Our Business and Industry

We are heavily dependent on the success of our lead product candidate, Iluvien, which is still under development. If we are unable to commercialize Iluvien, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our time and financial resources in the development of Iluvien, our only product candidate in clinical development. We anticipate that in the near term our ability to generate revenues will depend solely on the successful development and commercialization of Iluvien. Based on our analysis of the month 24 clinical readout from our Phase 3 pivotal clinical trials for the use of Iluvien in the treatment of diabetic macular edema, or DME (collectively, our FAME Study), in June 2010 we filed a New Drug Application (NDA) for the low dose of Iluvien in the United States, followed by registration filings in Austria, France, Germany, Italy, Portugal and Spain in July 2010. However, the U.S. Food and Drug Administration (FDA) may not accept our submission, may request additional information from us, including data from additional clinical trials, and, ultimately, may not grant marketing approval for Iluvien. In addition, although we believe the month 24 clinical readout from our FAME Study demonstrates that Iluvien is effective in the treatment of DME, clinical data often is susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products.

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

We submitted an NDA in the United States for the low dose of Iluvien in June 2010 with 24 months of clinical data from our FAME Study, followed in July 2010 by registration filings in Austria, France, Germany, Italy, Portugal and Spain. Consistent with recommendations regarding the appropriate population for primary analysis as described in the FDA-adopted International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (ICH) Guidance E9, “Statistical Principals for Clinical Trials,” we believe that the FDA will consider the most relevant population for determining safety and efficacy to be the full data set of all 956 patients randomized into our FAME Study, with data imputation employed using “last observation carried forward,” for data missing because of patients who discontinued the trial or are unavailable for follow-up (the Full Analysis Set). The primary efficacy endpoint was met with statistical significance for both the low dose and the high dose of Iluvien in both trials using the Full Analysis Set and we intend to submit an analysis based on this data set for the low dose to the FDA. However, our FAME Study protocol did not include the Full Analysis Set and provides that the primary assessment of efficacy will be based on another data set that excludes from the Full Analysis Set three patients who were enrolled but never treated as well as data collected for patients subsequent to their use of treatments prohibited by our FAME Study protocol (the Modified ART Data Set). Statistical significance was not achieved for either the low dose or the high dose in one trial using the Modified ART Data Set. There is no assurance that the FDA will utilize the Full Analysis Set and not the Modified ART Data Set or another data set in determining whether Iluvien is safe and effective, which could result in the FDA not granting marketing approval for Iluvien.

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

We believe that Iluvien may be eligible for Priority Review under FDA procedures. We requested Priority Review for Iluvien at the time we submitted our NDA in June 2010. Although the FDA has granted Priority

Review to other products that treat retinal diseases (including Visudyne, Retisert, Macugen, Lucentis and Ozurdex), Iluvien may not receive similar consideration. However, even in the event that Iluvien is designated for Priority Review, such a designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving Priority Review from the FDA does not guarantee approval within the six-month review/approval cycle.

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

At present, we have no sales force and a limited number of marketing personnel. In anticipation of receiving FDA approval for the commercial launch of Iluvien, we plan to begin hiring additional sales and marketing personnel to establish our own sales and marketing capabilities in the United States in time for our anticipated commercial launch of Iluvien. We plan to add our first sales personnel in the third quarter of 2010. Therefore, at the time of our commercial launch of Iluvien, assuming regulatory approval by the FDA, our sales and marketing team will have worked together for only a limited period of time.

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

As of June 30, 2010, we had 21 employees. As our development and commercialization plans and strategies develop, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize Iluvien and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We are highly dependent the principal members of our management team, including C. Daniel Myers, our President and Chief Executive Officer, Susan Caballa, our Senior Vice President of Regulatory Affairs, Kenneth Green, Ph.D., our Senior Vice President and Chief Scientific Officer, Richard Eiswirth, our Chief

Financial Officer, and Dave Holland, our Vice President of Marketing. These executives have significant ophthalmic, regulatory industry, sales and marketing, operational, and/or corporate finance experience. The loss of any such executives or any other principal member of our management team would impair our ability to identify, develop and market new products.

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

We intend to market our products outside North America. In order to market our products in foreign jurisdictions, we will be required to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and jurisdictions and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Additionally, the foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could harm our business materially.

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

The strength of our patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. In addition to the rights we have licensed from pSivida relating to our product candidates, we rely upon intellectual property we own relating to our products, including patents, patent applications and trade secrets. As of June 30, 2010, we owned one pending non-provisional U.S. utility patent application, one issued U.S. design patent and one patent Cooperation Treaty Application, relating to our inserter system for Iluvien. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third-parties from developing or designing around these patents.

As of June 30, 2010, the patent rights relating to Iluvien licensed to us from pSivida include three U.S. patents that expire between March 2019 and April 2020 and counterpart filings to these patents in a number of other jurisdictions. No patent term extension will be available for any of these U.S. patents or any of our licensed U.S. pending patent applications. After these patents expire in April 2020, we will not be able to block others from marketing FA in an insert similar to Iluvien in the U.S. Moreover, it is possible that a third-party could successfully challenge the scope (i.e., whether a patent is infringed), validity and enforceability of our licensed patents prior to patent expiration and obtain approval to market a competitive product.

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

We have a limited operating history. We are not currently generating revenues and we cannot estimate with precision the extent of our future losses. We do not currently have any products that have been approved for commercial sale and we may never generate revenue from selling products or achieve profitability. We expect to continue to incur substantial and increasing losses the projected commercialization of Iluvien and the expected generation of revenue in 2011, particularly as we increase our research, clinical development, administrative and sales and marketing activities. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. As of June 30, 2010, we have accumulated a net deficit of $176.5 million. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals, and have our products manufactured and marketed. We cannot assure you that we will be profitable even if we successfully commercialize our products. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

Prior to our IPO, we funded our operations through the private placement of common stock, preferred stock and convertible debt, as well as by the sale of certain assets of the non-prescription business in which we were previously engaged. As of June 30, 2010, we had approximately $45.6 million in cash and cash equivalents and $14.5 million in investments which we believe is sufficient to fund our operations through the projected commercialization of Iluvien and the expected generation of revenue in 2011. The commercialization of Iluvien is dependent upon approval by the FDA, however, and we cannot be sure that Iluvien will be approved by the FDA in the fourth quarter of 2010, if at all, or that, if approved, future sales of Iluvien will generate enough revenue to fund our operations beyond its commercialization. In the event additional financing is needed, we may seek to fund our operations through the sale of equity securities, strategic collaboration agreements and debt financing. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result and the terms of any new equity securities may have a preference over our common stock. If we attempt to raise additional funds through strategic collaboration agreements and debt financing, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements, or the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to commercialize our product candidates or operate as a business.

Risks Related to Our Common Stock

Our existing stockholders have the ability to control the outcome of matters submitted for stockholder approval and may have interests that differ from those of our other stockholders.

As of June 30, 2010, our executive officers, key employees and directors and their affiliates, beneficially owned, in the aggregate, approximately 81.02% of our outstanding common stock. As a result, these stockholders, if acting together, may be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, and this concentration of voting power may have the effect of delaying or impeding actions that could be beneficial to you, including actions that may be supported by our board of directors.

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

At June 30, 2010, we had U.S. federal and state net operating loss (NOL) carry-forwards of approximately $84.8 million and $68.0 million, respectively, which expire at various dates beginning in 2018 through 2029. Section 382 of the Internal Revenue Code limits the annual utilization of NOL carry-forwards and tax credit carry-forwards following an ownership change in our company. We are currently evaluating the impact of our IPO on our NOL carry-forwards and whether certain changes in ownership have occurred that would limit our ability to utilize a portion of our NOL carry-forwards. If it is determined that significant ownership changes have occurred since we generated these NOL carry-forwards, we may be subject to annual limitations on the use of these NOL carry-forwards under Internal Revenue Code Section 382 (or comparable provisions of state law).

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and Nasdaq, have imposed various new requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel are required to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and have made some activities more time consuming and costly. These rules and regulations may make it more difficult and more expensive for us to maintain our existing director and officer liability insurance or to obtain similar coverage from an alternative provider.

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

During the six months ended June 30, 2010, warrants to purchase 119,321 shares of our common stock were exercised at a weighted average exercise price of $3.96 per share resulting in gross proceeds of $458,000. In addition, during the six months ended June 30, 2010, options to purchase 8,731 shares of our common stock were exercised at a weighted average exercise price of $2.31 resulting in gross proceeds of $20,000.

On April 21, 2010, our Registration Statement on Form S-1 (File No. 333-162782) was declared effective by the SEC for our IPO, pursuant to which we sold 6,550,000 shares of our common stock at a public offering price of $11.00 per share. We received net proceeds of approximately $66.1 million from this transaction, after deducting underwriting discounts, commissions and other offering costs. On April 27, 2010 we paid $15.2 million to pSivida to satisfy our $15.0 million note payable and accrued but unpaid interest thereon.

There have been no material changes in our use or planned use of proceeds from the IPO from that described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on June 7, 2010.

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

August 13, 2010

/s/  Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
Chief Financial Officer
(Principal financial and accounting officer)

August 13, 2010

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