Form 10-Q
period 2010-09-30
ALIMERA SCIENCES INC
filed 2010-11-09
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, there were 31,181,989 shares of the registrant’s common stock issued and outstanding.

ALIMERA SCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1 Financial Statements
ALIMERA SCIENCES, INC.
BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands except share and
	per share data)

CURRENT ASSETS:
Cash and cash equivalents	$14,711	$4,858
Investments	39,966	—
Prepaid expenses and other current assets	833	634
Deferred offering costs	—	815

Total current assets	55,510	6,307
PROPERTY AND EQUIPMENT — at cost less accumulated depreciation	262	254

TOTAL ASSETS	$55,772	$6,561

CURRENT LIABILITIES:
Accounts payable	$1,517	$1,215
Accrued expenses	2,980	3,314
Accrued interest	—	543
Outsourced services payable	798	1,157
Note payable (Note 6)	—	4,500
Capital lease obligations	10	6

Total current liabilities	5,305	10,735

LONG-TERM LIABILITIES:
Note payable — less current portion (Note 6)	—	10,500
Fair value of preferred stock conversion feature (Note 8)	—	36,701
Other long-term liabilities	23	708
PREFERRED STOCK:
Series A preferred stock, $.01 par value — no shares authorized, issued, and outstanding at September 30, 2010 and 6,624,866 shares authorized and 6.624,844 shares issued, and outstanding at December 31, 2009; liquidation preference of $37,019 at December 31, 2009	—	36,467
Series B preferred stock, $.01 par value — no shares authorized, issued, and outstanding at September 30, 2010 and 7,147,912 shares authorized and 7,147,894 shares issued, and outstanding at December 31, 2009; liquidation preference of $41,057 at December 31, 2009	—	40,617
Series C preferred stock, $.01 par value — no shares authorized, issued, and outstanding at September 30, 2010 and 5,807,131 shares authorized and 5,807,112 shares issued and outstanding at December 31, 2009; liquidation preference of $34,281 at December 31, 2009	—	33,452
Series C-1 preferred stock, $.01 par value — no shares authorized, issued, and outstanding at September 30, 2010 and 2,903,565 shares authorized and 967,845 shares issued and outstanding at December 31, 2009; liquidation preference of $5,140 at December 31, 2009	—	2,853
Preferred stock, $.01 par value — 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2010 and no shares authorized, issued, and outstanding at December 31, 2009	—	—
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.01 par value — 100,000,000 shares authorized and 31,153,175 shares issued and outstanding at September 30, 2010 and 29,411,764 shares authorized and 1,598,571 shares issued and outstanding at December 31, 2009	351	54
Additional paid-in capital	232,640	4,836
Series C-1 preferred stock warrants	—	1,472
Common stock warrants	54	57
Accumulated deficit	(182,601)	(171,891)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	50,444	(165,472)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$55,772	$6,561

See Notes to Financial Statements.

ALIMERA SCIENCES, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands except share and per share data)

RESEARCH AND DEVELOPMENT EXPENSES	$3,276	$3,649	$10,481	$11,979
GENERAL AND ADMINISTRATIVE EXPENSES	1,260	828	3,338	2,351
MARKETING EXPENSES	1,583	157	2,209	541

TOTAL OPERATING EXPENSES	6,119	4,634	16,028	14,871
INTEREST AND OTHER INCOME	37	4	53	35
INTEREST EXPENSE	—	(474)	(618)	(1,423)
GAIN ON EARLY EXTINGUISHMENT OF DEBT (NOTE 6)	—	—	1,343	—
(INCREASE) DECREASE IN FAIR VALUE OF PREFERRED STOCK CONVERSION FEATURE	—	(6)	3,644	(5,295)

LOSS FROM CONTINUING OPERATIONS	(6,082)	(5,110)	(11,606)	(21,554)
INCOME FROM DISCONTINUED OPERATIONS (NOTE 4)	—	—	4,000	—

NET LOSS	(6,082)	(5,110)	(7,606)	(21,554)
BENEFICIAL CONVERSION FEATURE OF PREFERRED STOCK	—	(355)	—	(355)
REDEEMABLE PREFERRED STOCK ACCRETION	—	(162)	(466)	(377)
REDEEMABLE PREFERRED STOCK DIVIDENDS	—	(1,832)	(2,638)	(5,340)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(6,082)	$(7,459)	$(10,710)	$(27,626)

NET LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS — Basic and diluted	$(0.20)	$(4.89)	$(0.56)	$(18.40)

WEIGHTED-AVERAGE SHARES OUTSTANDING — Basic and diluted	31,145,856	1,524,072	19,120,860	1,501,573

See Notes to Financial Statements.

ALIMERA SCIENCES, INC.
STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,606)	$(21,554)
Income from discontinued operations (Note 4)	(4,000)	—
Change in fair value of preferred stock conversion feature	(3,644)	5,295
Gain from early extinguishment of debt	(1,343)	—
Depreciation and amortization	145	1,048
Stock compensation and other	567	504
Non-cash investment gain	(4)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(320)	462
Accounts payable	231	(246)
Accrued expenses and other current liabilities	(53)	1,344
Other long-term liabilities	2	365

Net cash used in operating activities of continuing operations	(16,025)	(12,782)

Net cash used in operating activities of discontinued operations	—	(30)

Net cash used in operating activities	(16,025)	(12,812)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(39,962)	—
Purchases of property and equipment	(121)	(58)

Net cash used in investing activities of continuing operations	(40,083)	(58)
Net cash provided by investing activities of discontinued operations (Note 4)	4,000	—

Net cash used in investing activities	(36,083)	(58)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	28	7
Proceeds from exercise of Series C-1 preferred warrants	9,997	4,898
Proceeds from exercise of common stock warrants	489	—
Proceeds from sale of common stock	68,395	—
Payment of common stock offering costs	(1,942)	—
Repayment of pSivida note payable (Note 6)	(15,000)	—
Payments on capital lease obligations	(6)	(8)

Net cash provided by financing activities	61,961	4,897

NET INCREASE (DECREASE) IN CASH	9,853	(7,973)
CASH — Beginning of period	4,858	17,875

CASH — End of period	$14,711	$9,902

	Nine Months Ended
	September 30,
	2010	2009

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$525	$900

Supplemental schedule of noncash investing and financing activities:
Property and equipment acquired under capital leases	$36	$—

Reclassification of fair value of preferred stock conversion feature to additional paid-in capital	$36,528	$—

IPO issuance costs charged to equity	$4,228	$—

Common stock issued for research and development expense	$—	$150

There were no income tax or dividend payments made for the nine months ended September 30, 2010 and 2009.
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
In June 2010, the Company submitted a New Drug Application (NDA) for Iluvien to the United States Food and Drug Administration (FDA). In July 2010, the Company submitted a Marketing Authorization Application for Iluvien to the Medicines and Healthcare products Regulatory Agency in the United Kingdom and to regulatory authorities in Austria, France, Germany, Italy, Portugal and Spain. In August 2010, the FDA accepted the Company’s NDA for Iluvien and granted it priority review status. Priority review status reduces the review time from ten months to six months.
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
4. Discontinued Operations
In October 2006, management and the board of directors of the Company approved a plan to discontinue the operations of its non-prescription ophthalmic pharmaceutical business (the OTC Business). The plan included the sale of the assets of the Company’s OTC Business and also the termination of its sales and marketing personnel. The Company previously determined that the discontinued OTC Business comprised operations and cash flows that could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. Accordingly, the results of operations for the discontinued OTC Business have been presented as discontinued operations. During the nine months ended September 30, 2010 the Company received a $4,000,000 option payment from the acquirer of the assets of the OTC Business to provide it with an additional two years to develop one of the acquired products. There were no revenues or expenses from discontinued operations during the three month period ended September 30, 2010 or the three and nine month periods ended September 30, 2009. The following table presents basic and diluted earnings per share from discontinued operations for the nine months ended September 30, 2010 (in thousands except share and per share data):

Net income from discontinued operations	$4,000
Net income from discontinued operations per share — Basic and diluted	$0.21
Weighted-average shares outstanding — Basic and diluted	19,120,860
5. Factors Affecting Operations
To date the Company has incurred recurring losses, negative cash flow from operations, and has accumulated a deficit of $182,601,000 from the Company’s inception through September 30, 2010. The Company does not expect to generate revenues from its product, Iluvien, until 2011, if at all, and therefore does not expect to have cash flow from operations before that time. As of September 30, 2010 the Company had approximately $54,677,000 in cash, cash equivalents, and investments. In October 2010, the Company obtained a $32,500,000 senior secured credit facility (Credit Facility) to help fund its working capital requirements (see note 12). The Credit Facility consists of a $20,000,000 revolving line of credit and a $12,500,000 term loan. The lenders have advanced $6,250,000 under the term loan and may advance the remaining $6,250,000 following FDA approval of Iluvien, but no later than July 31, 2011. The Company may draw on the revolving line of credit against eligible accounts receivable, as defined, subsequent to the launch of Iluvien. Management believes it has sufficient funds available to fund its operations through the projected commercialization of Iluvien and the expected generation of revenue in 2011. The commercialization of Iluvien is dependent upon approval by the FDA, however, and management cannot be sure that Iluvien will be approved by the FDA or that, if approved, future sales of Iluvien will generate enough revenue to fund the Company’s operations beyond its commercialization. If Iluvien is not approved, or if approved, does not generate sufficient revenue, the Company may adjust its commercial plans so that it can continue to operate with its existing cash resources or seek to raise additional financing.
6. pSivida Agreement
In March 2008, in conjunction with the amendment and restatement of the Company’s collaboration agreement with pSivida US, Inc. (pSivida), the licensor of the Iluvien technology, the Company issued to pSivida a note payable of $15,000,000. The note payable accrued interest at 8% per annum, payable quarterly. The principal was payable upon the earliest of a liquidity event as defined in the agreement, the occurrence of an event of default under the Company’s agreement with pSivida or September 30, 2012. If the note was not paid in full by March 31, 2010, the interest rate was to increase to 20% per annum effective April 1, 2010, and the Company was required to begin making principal payments of $500,000 per month. As of December 31, 2009, the Company had accrued and unpaid interest payable to pSivida of $708,000, classified as other long-term liabilities, and $543,000, included in accrued interest in the accompanying balance sheet.

ALIMERA SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
On April 27, 2010 the Company paid pSivida $15,225,000 in principal and interest to satisfy the note payable. As a result, the Company recognized a gain of $1,343,000 on the extinguishment of this debt in the accompanying financial statements for the nine month period ended September 30, 2010.
Upon commercialization of Iluvien, the Company must share 20% of net profits of Iluvien, as defined by the agreement, with pSivida. In connection with this arrangement the Company is entitled to recover 20% of commercialization costs of Iluvien, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of September 30, 2010 and December 31, 2009 the Company was owed $1,615,000 and $958,000, respectively, in commercialization costs. Due to the uncertainty of FDA approval, the Company has fully reserved these amounts in the accompanying financial statements.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Series A preferred stock and convertible accrued dividends	—	7,005,145	3,002,205	7,005,145
Series B preferred stock	—	7,147,894	3,063,383	7,147,894
Series C preferred stock	—	5,807,112	2,488,762	5,807,112
Series C-1 preferred stock	—	378,721	1,187,651	127,627
Series C-1 preferred stock warrants	—	757,447	56,723	255,257
Common stock warrants	77,114	33,631	112,644	31,173
Stock options	1,633,441	1,071,787	1,669,748	1,037,772

	1,710,555	22,201,737	11,581,116	21,411,980

ALIMERA SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
8. Preferred Stock
Prior to the Company’s IPO, the Company had four series of preferred stock. On April 27, 2010 and in connection with the IPO, all outstanding shares of the Company’s preferred stock were converted into 22,863,696 shares of common stock and all preferred stock dividends were eliminated. Significant terms of all series of the preferred stock were as follows:
•	Dividends were cumulative and accrued on a daily basis at the rate of 8% per annum beginning on the date of issuance and based on the original issue price, as adjusted for any stock dividend, stock split, combination, or other event involving the preferred stock. Dividends accrued, whether or not declared, annually and were due and payable when and if declared by the Board of Directors, upon a liquidating event, as defined in the Company’s certificate of incorporation, upon redemption of the preferred stock, as defined in the Company’s certificate of incorporation, or on the date that the preferred stock was otherwise acquired by the Company. Accumulated, accrued, and unpaid dividends were $23,934,000 at December 31, 2009.

•	Upon any liquidation, dissolution, or winding up of the Company, the preferred stockholders were entitled to a liquidation preference payment equal to (i) the sum of the liquidation value plus all accumulated, accrued, and unpaid dividends and (ii) the pro rata share of any remaining amounts such holder would have been entitled to receive had such holder’s shares been converted into common stock immediately prior to the liquidation, dissolution, or winding up. The liquidation value plus accumulated, accrued, and unpaid dividends was $117,497,000 at December 31, 2009.

•	At any time subsequent to March 17, 2013, the holders of a majority of the preferred stock could have required the Company to redeem all or any portion of the preferred stock. If the preferred stock was redeemed, the redemption would have occurred in equal installments over a three-year period. The price paid by the Company to redeem the shares would have been the greater of (i) the original issue price, plus all accumulated, accrued, and unpaid dividends, and (ii) the fair market value of the preferred stock being redeemed at the time of the redemption.
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
At each reporting date and in connection with the Company’s IPO, the Company adjusted the carrying value of the embedded derivatives to estimated fair value and recognized the change in such estimated value in its statement of operations. The estimated fair value of the derivatives at April 27, 2010 and December 31, 2009 were $36,528,000 and $36,701,000, respectively. In connection with the IPO, the embedded derivatives were eliminated. The Company recognized a loss of $6,000 associated with the change in fair value for the three months ended September 30, 2009. The Company recognized a gain of $3,644,000 and a loss of $5,295,000 associated with the change in fair value for the nine months ended September 30, 2010 and 2009, respectively.
In connection with the conversion of the Company’s preferred shares to common shares upon the completion of the Company’s IPO in April 2010, the Company authorized 10,000,000 shares of $0.01 par value preferred stock. At September 30, 2010, no shares of preferred stock were issued or outstanding.

ALIMERA SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
9. Stock Options
During the three months ended September 30, 2010 and 2009, the Company recorded stock compensation expense of approximately $189,000 and $146,000, respectively. During the nine months ended September 30, 2010 and 2009, the Company recorded stock compensation expense of approximately $447,000 and $354,000, respectively. As of September 30, 2010, the total unrecognized compensation cost related to non-vested stock options granted was $2,105,000 and is expected to be recognized over a weighted average period of 3.0 years. The following table presents a summary of stock option transactions for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price	Options	Price

Options at beginning of period	2,281,311	$2.39	1,940,056	$1.80	2,225,778	$2.14	1,959,726	$1.80
Grants	108,500	6.74	271,845	4.02	173,500	8.34	271,845	4.02
Forfeitures	(13,708)	5.20	(5,882)	1.72	(14,444)	5.11	(25,552)	1.83
Exercises	(5,879)	1.40	(3,860)	1.69	(14,610)	1.94	(3,860)	1.69

Options at end of period	2,370,224	2.57	2,202,159	2.07	2,370,224	2.57	2,202,159	2.07

Weighted average per share fair value of options granted during the period	$5.35		$3.44		$6.74		$3.44

The following table provides additional information related to outstanding stock options, fully vested stock options, and stock options expected to vest as of September 30, 2010:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)

Outstanding	2,370,224	$2.57	6.70 years	$16,677
Exercisable	1,629,046	1.76	5.91 years	12,716
Expected to vest	673,564	4.41	8.46 years	3,565

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
At September 30, 2010 and December 31, 2009, the Company had federal net operating loss (NOL) carry-forwards of approximately $90,373,000 and $79,494,000 and state NOL carry-forwards of approximately $73,545,000 and $62,666,000, respectively, that are available to reduce future income unless otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2023 and 2030, and the state NOL carry-forwards will expire at various dates between 2020 and 2030.
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
The following fair value tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Cash, cash equivalents, and investments —
Government-backed money market funds(1)	$13,916	$—	$—	$13,916
Investments in marketable debt securities(2)	$39,966	$—	$—	$39,966

Assets measured at fair value	$53,882	$—	$—	$53,882

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Cash and cash equivalents —
Government-backed money market funds(1)	$4,668	$—	$—	$4,668

Assets measured at fair value	$4,668	$—	$—	$4,668

Liabilities:
Fair value of conversion feature of preferred stock(3) (Note 8)	$—	$—	$36,701	$36,701

Liabilities measured at fair value	$—	$—	$36,701	$36,701

ALIMERA SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(1)	The carrying amounts approximate fair value due to the short-term maturities of the cash and cash equivalents.

(2)	The fair value is based on quoted market prices.

(3)	The fair value of the conversion feature of preferred stock (see note 8) was established using a probability weighted expected return method (PWERM) and Black Scholes valuation model. Significant inputs to the valuation include:
•	probability of various scenarios occurring, including the potential for an initial public offering, sale of the Company or its assets, decision to remain a private company or liquidation of the Company;

•	at December 31, 2009, fair value of common stock as determined under each of the scenarios under the PWERM, adjusted for a lack of control and lack of marketability discount;

•	volatility estimated as an average of volatilities of publicly traded companies deemed similar to the Company in terms of product composition, stage of lifecycle, capitalization, and scope of operations;

•	exercise price and weighted-average expected life estimated based on the underlying and the expected remaining life of the underlying instrument;

•	risk-free interest rate estimated as the daily treasury yield for the period that most closely approximates the weighted-average expected life as the valuation date as published by the United States Department of Treasury.
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

ALIMERA SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
The following table presents the changes to the fair value of the beneficial conversion feature of preferred stock until its elimination in connection with the Company’s IPO (in thousands):

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

12. Subsequent Event
Term Loan Agreement
On October 14, 2010 (Effective Date), the Company entered into a Loan and Security Agreement with Silicon Valley Bank and MidCap Financial LLP under which the Company may borrow up to $12,500,000 (Term Loan Agreement). The lenders advanced $6,250,000 on the Effective Date (Initial Tranche) and may advance the remaining $6,250,000 following approval by the FDA of the Company’s Iluvien product, but no later than July 31, 2011 (Second Tranche). To secure the repayment of any amounts borrowed under the Term Loan Agreement, the Company granted to the lenders a first priority security interest in all of its assets, other than its intellectual property (provided that in the event the Company fails to meet certain financial conditions, a curable lien will be imposed on the Company’s intellectual property). The Company also agreed not to pledge or otherwise encumber its intellectual property assets.
The Company is required to maintain its primary operating and other deposit accounts and securities accounts with Silicon Valley Bank, which accounts must represent at least 50% of the dollar value of the Company’s accounts at all financial institutions.
The Company will be required to pay interest on borrowings under the Term Loan Agreement at a rate of 11.5% on a monthly basis through July 31, 2011. Thereafter, the Company will be required to repay the principal, plus interest at such rate if the Second Tranche is advanced to the Company prior to February 28, 2011 (and plus interest at a rate of 12% if the Second Tranche is advanced to the Company after February 28, 2011), in 27 equal monthly installments. The Company paid to the lenders an upfront fee of $62,500, and will pay to the lenders an additional final payment of 3% of the total principal amount. In addition, if the Company repays the loan prior to maturity, it will pay to the lenders a prepayment penalty of 5% of the total principal amount if the prepayment occurs within one year after the funding date, 3% of the total principal amount if the prepayment occurs between one and two years after the funding date and 1% of the total principal amount of the prepayment occurs thereafter (each a Prepayment Penalty), provided in each case that such Prepayment Penalty will be reduced by 50% in the event of an acquisition of the Company. The Company also agreed to customary affirmative and negative covenants and events of default in connection with this arrangement. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Term Loan Agreement and an increase to the applicable interest rate, and would permit the lenders to exercise remedies with respect to the collateral under the Term Loan Agreement.

In connection with entering into this agreement, the Company issued to the lenders warrants to purchase an aggregate of up to 79,546 shares of the Company’s common stock. Each of the warrants is exercisable immediately, has a per-share exercise price of $11.00 and has a term of 10 years. In addition, the lenders will have certain registration rights with respect to the shares of common stock issuable upon exercise of the warrants.
Revolving Loan Agreement
Also on the Effective Date, the Company and Silicon Valley Bank entered into a Loan and Security Agreement (Revolving Loan Agreement), pursuant to which the Company obtained a secured revolving line of credit from Silicon Valley Bank with borrowing availability up to $20,000,000.
The Revolving Loan Agreement provides for a working capital-based revolving line of credit (Revolving Line) in an aggregate amount of up to the lesser of (i) $20,000,000, or (ii) 85% of eligible domestic accounts receivable. The Revolving Line matures on October 31, 2013.
Amounts advanced under the Revolving Line bear interest at an annual rate equal to Silicon Valley Bank’s prime rate plus 2.50% (with a rate floor of 6.50%). Interest on the Revolving Line is due monthly, with the balance due at the maturity date. The Company paid to Silicon Valley Bank an upfront fee of $100,000. In addition, if the Company terminates the Revolving Line prior to maturity, it will pay to Silicon Valley Bank a fee of $400,000 if the termination occurs within one year after the Effective Date and a fee of $200,000 if the termination occurs more than one year after the Effective Date (each a Termination Fee), provided in each case that such Termination Fee will be reduced by 50% in the event of an acquisition of the Company.
To secure the repayment of any amounts borrowed under the Revolving Loan Agreement, the Company granted to Silicon Valley Bank a security interest in all of its assets, other than its intellectual property (provided that in the event the Company fails to meet certain financial conditions, a curable lien will be imposed on the Company’s intellectual property). The Company also agreed not to pledge or otherwise encumber its intellectual property assets.
The Company also agreed to customary affirmative and negative covenants and events of default in connection with the Revolving Loan Agreement. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Revolving Loan Agreement and an increase to the applicable interest rate, and would permit Silicon Valley Bank to exercise remedies with respect to the collateral under the Revolving Loan Agreement.

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
Overview
We are a biopharmaceutical company that specializes in the research, development and commercialization of prescription ophthalmic pharmaceuticals. We are presently focused on diseases affecting the back of the eye, or retina, because we believe these diseases are not well treated with current therapies and represent a significant market opportunity. Our most advanced product candidate is Iluvien, which we are developing for the treatment of diabetic macular edema (DME). DME is a disease of the retina that affects individuals with diabetes and can lead to severe vision loss and blindness. We have conducted two Phase 3 pivotal clinical trials (collectively, our FAME Study) for Iluvien involving 956 patients in sites across the United States, Canada, Europe and India to assess the efficacy and safety of Iluvien in the treatment of DME. In December 2009 we received the month 24 clinical readout from our FAME Study. In June 2010, we submitted a New Drug Application (NDA) for Iluvien to the United States Food and Drug Administration (FDA). Subsequently, we submitted a Marketing Authorization Application for Iluvien to the Medicines and Healthcare products Regulatory Agency in the United Kingdom and to regulatory authorities in Austria, France, Germany, Italy, Portugal and Spain in July 2010. In August 2010, the FDA accepted our NDA for Iluvien and granted it priority review status. Priority review status reduces the review time from ten months to six months. If our NDA is approved, we plan to commercialize Iluvien in the United States by marketing and selling Iluvien to retinal specialists as early as the first quarter of 2011. In addition to treating DME, Iluvien is being studied in three Phase 2 clinical trials for the treatment of the dry form of age-related macular degeneration (AMD), the wet form of AMD and retinal vein occlusion (RVO). We are also conducting testing on two classes of nicotinamide adenine dinucleotide phosphate (NADPH) oxidase inhibitors, for which we have acquired exclusive, worldwide licenses from Emory University, in the treatment of dry AMD. We plan to evaluate the use of NADPH oxidase inhibitors in the treatment of other diseases of the eye, including wet AMD and diabetic retinopathy. We intend to seek a collaboration partner for sales and marketing activities outside North America. We currently contract with development partners or outside firms for various operational aspects of our development activities, including the preparation of clinical supplies and have no plans to establish in-house manufacturing capabilities.

We commenced operations in June 2003. Since our inception we have incurred significant losses. As of September 30, 2010, we have accumulated a deficit of $182.6 million. We expect to incur substantial losses through the projected commercialization of Iluvien through at least the first quarter of 2011 as we:
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
As of September 30, 2010, we had approximately $14.7 million in cash and cash equivalents and $40.0 million of investments in trading securities. In addition to our net IPO proceeds, our cash and cash equivalents include the January 2010 receipt of $10.0 million in proceeds from the exercise of outstanding Series C-1 warrants, and a $4.0 million option payment from Bausch & Lomb Incorporated (Bausch & Lomb) upon the exercise by Bausch & Lomb of its option to extend by two years the period during which it may continue to develop an allergy product acquired from us in 2006.
In October 2010, we obtained a $32.5 million senior secured credit facility (Credit Facility) to help fund our working capital requirements. The Credit Facility consists of a $20.0 million revolving line of credit and a $12.5 million term loan. The lenders have advanced $6.25 million under the term loan and may advance the remaining $6.25 million following FDA approval of Iluvien, but no later than July 31, 2011. We may draw on the revolving line of credit against accounts receivable subsequent to the launch of Iluvien.
We do not expect to generate revenues from our product, Iluvien, until 2011, if at all, and therefore we do not expect to have positive cash flow from operations before that time. We believe our cash, cash equivalents, investments and Credit Facility are sufficient to fund our operations through the projected commercialization of Iluvien and the expected generation of revenue in 2011. The commercialization of Iluvien is dependent upon approval by the FDA, however, and we cannot be sure that Iluvien will be approved by the FDA or that, if approved, future sales of Iluvien will generate enough revenue to fund our operations beyond its commercialization. If Iluvien is not approved, or if approved, does not generate sufficient revenue, we may adjust our commercial plans so that we can continue to operate with our existing cash resources or seek to raise additional financing.
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

Marketing Expenses
Marketing expenses consist primarily of compensation for employees responsible for assessing the commercial opportunity of and developing market awareness and launch plans for our product candidates. Other costs include professional fees associated with developing brands for our product candidates and maintaining public relations. We expect significant increases in our marketing and selling expenses as we hire additional personnel and establish our sales and marketing capabilities in anticipation of the commercialization of our product candidates. We intend to capitalize on our management’s past experience and expertise with eye-care products by marketing and selling Iluvien to the approximately 1,600 retinal specialists practicing in the approximately 900 retina centers across the U.S.
Our plan is to develop our own specialized domestic sales and marketing infrastructure, comprised of approximately 40 people, to market Iluvien and other ophthalmic products that we may acquire or develop in the future. We hired regional managers with extensive ophthalmic-based sales experience in the third quarter of 2010 and will begin adding sales representatives in the first quarter of 2011. We expect that our domestic sales force will be able to access and form relationships with retinal specialists in the approximately 900 retina centers across the U.S. prior to the commercial launch of Iluvien.
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
Change in Fair Value of Preferred Stock Conversion Feature
Prior to being converted into common stock in connection with our IPO, our preferred stock contained certain conversion features which were considered embedded derivatives. We accounted for such embedded derivative financial instruments in accordance with Accounting Standards Codification 815. We recorded derivative financial instruments as assets or liabilities in our balance sheet measured at their fair value. We recorded the changes in fair value of such instruments as non-cash gains or losses in the statement of operations. The preferred stock conversion feature was eliminated upon the conversion of our preferred stock to common stock in connection with our IPO in April 2010.
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
Basic and Diluted Net Loss Applicable to Common Stockholders per Common Share
We calculated net loss per share in accordance with Accounting Standards Codification 260 (ASC 260). We have determined that the Series A, Series B, Series C and Series C-1 preferred stock represent participating securities in accordance with ASC 260. However, since we operate at a loss, and losses are not allocated to the preferred stock, the two class method does not affect our calculation of earnings per share. We had a net loss from continuing operations for all periods presented; accordingly, the inclusion of common stock options and warrants would be anti-dilutive. Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options, warrants for convertible securities and warrants for common stock equivalents. Potentially dilutive weighted average common stock equivalents totaled approximately 11,581,116 and 21,411,980 for the nine months ended September 30, 2010 and 2009, respectively, and 1,710,555 and 22,201,737 for the three months ended September 30, 2010 and 2009, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods of net loss from continuing operations because of their anti-dilutive effect. Therefore, for the nine months ended September 30, 2010 and 2009, the weighted average shares used to calculate both basic and diluted loss per share are the same.
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
Income Taxes
We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities in accordance with Accounting Standards Codification 740 (ASC 740). We evaluate the positive and negative evidence bearing upon the realizability of our deferred tax assets on an annual basis. Significant management judgment is involved in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Due to uncertainties with respect to the realization of our deferred tax assets due to our history of operating losses, a valuation allowance has been established against our deferred tax asset balances to reduce the net carrying value to an amount that is more likely than not to be realized. As a result we have fully reserved against the deferred tax asset balances. The valuation allowances are based on our estimates of taxable income in the jurisdictions in which we operate and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, a change in the valuation allowance may be needed, which could materially impact our financial position and results of operations. Our deferred tax assets primarily consist of net operating loss (NOL) carry-forwards. At September 30, 2010 we had federal NOL carry-forwards of approximately $90.4 million and state NOL carry-forwards of approximately $73.5 million, respectively, that are available to reduce future income otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2023 and 2030 and the state NOL carry-forwards will expire at various dates between 2020 and 2030. If it is determined that significant ownership changes have occurred since these NOLs were generated, we may be subject to annual limitations on the use of these NOLs under Internal Revenue Code Section 382 (or comparable provisions of state law). We are currently evaluating the impact of our IPO on our NOL carry-forwards and whether certain changes in ownership have occurred that would limit our ability to utilize a portion of our NOL carry-forwards.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)

RESEARCH AND DEVELOPMENT EXPENSES	$3,276	$3,649	$10,481	$11,979
GENERAL AND ADMINISTRATIVE EXPENSES	1,260	828	3,338	2,351
MARKETING EXPENSES	1,583	157	2,209	541
TOTAL OPERATING EXPENSES	6,119	4,634	16,028	14,871
INTEREST AND OTHER INCOME	37	4	53	35
INTEREST EXPENSE	—	(474)	(618)	(1,423)
GAIN ON EARLY EXTINGUISHMENT OF DEBT	—	—	1,343	—
(INCREASE) DECREASE IN FAIR VALUE OF DERIVATIVE	—	(6)	3,644	(5,295)
LOSS FROM CONTINUING OPERATIONS	$(6,082)	$(5,110)	$(11,606)	$(21,554)
Three months ended September 30, 2010 compared to the three months ended September 30, 2009
Research and development expenses. Research and development expenses decreased by approximately $300,000, or 8.3%, to approximately $3.3 million for the three months ended September 30, 2010 compared to approximately $3.6 million for the three months ended September 30, 2009. The decrease was primarily attributable to decreases of $910,000 in costs related to our FAME Study and $300,000 in costs related to license fees paid in 2009 to Emory University for two classes of NADPH oxidase inhibitors, offset by increases of $480,000 in costs incurred to file marketing applications for Iluvien in Austria, France, Germany, Italy, Portugal, Spain and the U.K., $240,000 in costs associated with contracting medical sciences liaisons to engage with retina specialists in the study of Iluvien, and $100,000 in technical transfer costs associated with establishing manufacturing capabilities with a third party manufacturer for Iluvien. The decrease in costs for our FAME Study was primarily due to decreases of $450,000 for our CRO, $280,000 for clinical trial site costs, and $160,000 for our third party reading center for the analysis of retinal images as the FAME study neared completion at the end of the third quarter of 2010.
General and administrative expenses. General and administrative expenses increased by approximately $460,000, or 55.4%, to $1.3 million for the three months ended September 30, 2010 compared to approximately $830,000 for the three months ended September 30, 2009. The increase was primarily attributable to $350,000 in costs incurred after our IPO in April 2010 associated with operating as a public company including additional audit, tax and legal fees, increased directors’ and officers’ insurance costs, and board of directors’ compensation.
Marketing expenses. Marketing expenses increased by approximately $1.4 million, or 875.0%, to approximately $1.6 million for the three months ended September 30, 2010 compared to approximately $160,000 for the three months ended September 30, 2009. The increase was primarily attributable to increased spending on pre-launch activities for Iluvien subsequent to the receipt of data from our FAME Study in December 2009. These activities included $400,000 for increased medical marketing to the physician community through medical publications, relationships with key opinion leaders, and increased presence at medical and scientific conferences, $360,000 in costs related to our advertising agency’s development of a detailed advertising and promotional plan for Iluvien, $250,000 in increased corporate communications costs related to our post-launch message development and media management, and $170,000 in additional personnel costs as we increased the number of employees in our marketing department.

Interest and other income. Interest and other income was approximately $40,000 for the three months ended September 30, 2010. Interest and other income for the three months ended September 30, 2009 was immaterial. The increase was due to higher cash balances in our money market accounts and our investments in short term government-backed securities following our IPO in April 2010.
Interest expense. Interest expense was immaterial for the three months ended September 30, 2010. Interest expense for the three months ended September 30, 2009 was approximately $470,000. The decrease was primarily due to the repayment of the $15.0 million promissory note to pSivida in April 2010.
Decrease (increase) in fair value of preferred stock conversion feature. We eliminated our preferred stock conversion feature in conjunction with our IPO in April 2010. During the three months ended September 30, 2009, we recognized a loss of approximately $10,000 related to the increase in the fair value of the conversion feature of our preferred stock. The increase in fair value was primarily due to changes in the estimated fair value of our common stock.
Income from discontinued operations
We did not have any income or loss from discontinued operations for either of the three month periods ended September 30, 2010 and 2009.
Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009
Research and development expenses. Research and development expenses decreased by approximately $1.5 million, or 12.5%, to approximately $10.5 million for the nine months ended September 30, 2010 compared to approximately $12.0 million for the nine months ended September 30, 2009. The decrease was primarily attributable to decreases of $1.8 million in technical transfer costs associated with establishing manufacturing capabilities with a third party manufacturer for Iluvien in 2009, $1.7 million in costs related to our FAME Study, and $300,000 related to license fees paid to Emory University in 2009 for two classes of NADPH oxidase inhibitors, offset by increases of $2.0 million in costs to file our NDA in the United States and marketing applications for Iluvien in Austria, France, Germany, Italy, Portugal, Spain, and the U.K., $240,000 in costs associated with contracting medical science liaisons to engage with retinal specialists in the study of Iluvien, and $170,000 for our study of RVO as this study continues to increase its enrollment. The decrease in costs for our FAME Study was primarily due to decreases of $660,000 for our CROs, $630,000 for clinical trial site costs, and $480,000 for our third party reading center for the analysis of retinal images as the FAME Study neared completion at the end of the third quarter 2010.
General and administrative expenses. General and administrative expenses increased by approximately $900,000, or 37.5%, to approximately $3.3 million for the nine months ended September 30, 2010 compared to approximately $2.4 million for the nine months ended September 30, 2009. The increase was primarily attributable to $670,000 in costs incurred after our IPO in April 2010 associated with operating as a public company including additional audit, tax and legal fees, increased directors’ and officers’ insurance costs, and board of directors’ compensation and $120,000 of non-cash stock compensation expense incurred in connection with evaluating financing options prior to our IPO.
Marketing expenses. Marketing expenses increased by approximately $1.7 million, or 314.8%, to approximately $2.2 million for the nine months ended September 30, 2010 compared to approximately $540,000 for the nine months ended September 30, 2009. The increase was primarily attributable to increased spending on pre-launch activities for Iluvien subsequent to the receipt of data from our FAME Study in December 2009. These activities included $410,000 for increased medical marketing to the physician community through medical publications, relationships with key opinion leaders, and increased presence at medical and scientific conferences, $360,000 in costs related to our advertising agency’s development of a detailed advertising and promotional plan for Iluvien, $250,000 in increased corporate communications costs related to our post-launch message development and media management, $170,000 of pharmacoeconomic research to evaluate the pricing of Iluvien in the United States, Canada and Europe, $170,000 in personnel costs as we increased the number of employees in our marketing department, and $140,000 in costs related to consulting fees incurred to develop our managed market strategy.

Interest and other income. Interest and other income increased by approximately $10,000, or 25.0%, to approximately $50,000 for the nine months ended September 30, 2010 compared to approximately $40,000 for the nine months ended September 30, 2009. The increase was due to higher cash balances in our money market accounts and our investments in short term government-backed securities following our IPO in April 2010.
Interest expense. Interest expense decreased approximately $780,000, or 55.7%, to approximately $620,000 for the nine months ended September 30, 2010 compared to approximately $1.4 million for the nine months ended September 30, 2009. The decrease was primarily due to the repayment of the $15.0 million promissory note to pSivida in April 2010.
Decrease (increase) in fair value of preferred stock conversion feature. During the nine months ended September 30, 2010, we recognized a gain of approximately $3.6 million related to the decrease in the fair value of the conversion feature of our preferred stock. During the nine months ended September 30, 2009, we recognized a loss of approximately $5.3 million related to the increase in the fair value of the conversion feature of our preferred stock. The changes in fair values were primarily due to changes in the estimated fair value of our common stock.
Income from discontinued operations
We recognized income from discontinued operations during the nine months ended September 30, 2010 of $4.0 million for a payment we received from Bausch & Lomb. This payment was related to the exercise by Bausch & Lomb of its option to extend by two years the period during which it may continue to develop an allergy product acquired from us in 2006. We did not have any income or loss from discontinued operations for the nine months ended September 30, 2009.
Liquidity and Capital Resources
To date we have incurred recurring losses, negative cash flow from operations, and have accumulated a deficit of $182.6 million from our inception through September 30, 2010. Prior to our IPO in April 2010, we funded our operations through the private placement of common stock, preferred stock and convertible debt, as well as by the sale of certain assets of the non-prescription business in which we were previously engaged.
On April 21, 2010, our Registration Statement on Form S-1 (as amended) was declared effective by the SEC for our IPO, pursuant to which we sold 6,550,000 shares of our common stock at a public offering price of $11.00 per share. We received net proceeds of approximately $68.4 million from this transaction, after deducting underwriting discounts and commissions. As of September 30, 2010, we had approximately $14.7 million in cash and cash equivalents and $40.0 million of investments. In October 2010, we obtained a $32.5 million senior secured credit facility (Credit Facility), which is discussed in greater detail below, to help fund our working capital requirements.
We believe our cash, cash equivalents, investments and Credit Facility are sufficient to fund our operations through the projected commercialization of Iluvien and the expected generation of revenue in 2011. The commercialization of Iluvien is dependent upon the approval by the FDA, however, and we cannot be sure that Iluvien will be approved by the FDA or that, if approved, future sales of Iluvien will generate enough revenue to fund our operations beyond its commercialization. If Iluvien is not approved, or if approved, does not generate sufficient revenue, we may adjust our commercial plans so that we can continue to operate with our existing cash resources or seek to raise additional financing.
In the event additional financing is needed, we may seek to fund our operations through the sale of equity securities, strategic collaboration agreements and debt financing. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result and the terms of any new equity securities may have a preference over our common stock. If we attempt to raise additional funds through strategic collaboration agreements and debt financing, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements, or the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to commercialize our product candidates or operate our business.

For the nine months ended September 30, 2010, cash used in our continuing operations of $16.0 million was primarily due to our net loss from continuing operations of $11.6 million increased by non-cash gains of $3.6 million related to the change in fair value of our preferred stock conversion feature and $1.3 million associated with the repayment of our $15.0 million promissory note to pSivda in April 2010, offset by non-cash charges of $560,000 for stock compensation expense and $150,000 for depreciation and amortization expense. Further increasing our net cash used in continuing operations was an increase in prepaid and other current assets of $320,000 offset by an increase in accounts payable and accrued expenses and other current liabilities of $180,000. The increase in prepaid and other current assets was primarily due to an increase of $180,000 of advances made to the third party manufacturer of Iluvien to scale up commercialization and an increase of $150,000 of prepaid annual directors’ and officers’ insurance premiums, offset by a reduction of $100,000 of prepaid costs related to our FAME Study and other ancillary clinical studies as work on these studies continued. The increase in accounts payable and accrued expenses and other current liabilities was primarily due to an increase of $250,000 of amounts payable to providers of corporate communications and medical marketing services as pre-launch activities continued.
For the nine months ended September 30, 2009 cash used in our continuing operations of $12.8 million was primarily due to our net loss from continuing operation of $21.6 million offset by non-cash charges including $5.3 million related to the change in fair value of our preferred stock conversion feature, $1.0 million in depreciation and amortization expense associated primarily with equipment used for the manufacture of our Iluvien registration batches, $350,000 in stock compensation expense, and $150,000 in non-cash research and development expense paid to Emory University with our common stock as an initial license fee for a class of NADPH oxidase inhibitors. Further offsetting our net losses from continuing operations were increases in accounts payable, accrued liabilities and other current liabilities of $1.1 million and other long-term liabilities of $370,000, and a decrease in prepaid expenses and other current assets of $460,000. Accounts payable, accrued liabilities and other current liabilities increased due to increases of $1.2 million in amounts payable to our clinical trial sites, $300,000 under out incentive compensation plan, $160,000 in interest accrued on our $15.0 million promissory note to pSivida and $150,000 accrued as an initial license fee to Emory University for a second class of NADPH oxidase inhibitors, offset by decreases of $360,000 in professional fees payable in connection with the preparation for an initial public offering of our common stock in 2008 and $350,000 in amounts payable to one of our third party manufacturers. The increase in other long term liabilities is due to interest being accrued on our promissory note to pSivida. Prepaid expenses and other current assets decreased primarily due to the progression of the technology transfer of Iluvien and the utilization of prepayments to our third party manufacturers.
For the nine months ended September 30, 2010 net cash used in our investing activities was $36.1 million, which was primarily due to the purchase of $40.0 million of investments and the purchase of $120,000 of computer equipment and software to facilitate the filing of our NDA and for use by new employees, offset by the receipt of $4.0 million from Bausch & Lomb upon the exercise by Bausch & Lomb of its option to extend by two years the period during which it may continue to develop an allergy product acquired from us in 2006. For the nine months ended September 30, 2009 cash used in our investing activities was immaterial.
For the nine months ended September 30, 2010 net cash provided by our financing activities was $62.0 million, which was due primarily to the receipt of net proceeds of $68.4 million, after underwriting discounts and commissions, from our IPO, net proceeds of $10.0 million from the exercise of warrants to purchase shares of our Series C-1 preferred stock, and $520,000 from the exercise of options and warrants to purchase shares of our stock offset by the payment of $1.9 million of costs related to our IPO and by the repayment of our $15.0 million promissory note to pSivida. For the nine months ended September 30, 2009 cash provided by financing activities was $4.9 million, which was due primarily to proceeds of $5.0 million received from the issuance of our Series C-1 preferred stock and warrants for our Series C-1 preferred stock offset by $100,000 in related offering costs.
Contractual Obligations and Commitments
Other than the obligations we have incurred under the Credit Facility, there have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on June 7, 2010.

Credit Facility
Term Loan Agreement
On October 14, 2010 (Effective Date), we entered into a Loan and Security Agreement with Silicon Valley Bank and MidCap Financial LLP under which we may borrow up to $12.5 million (Term Loan Agreement). The lenders advanced $6.25 million on the Effective Date (Initial Tranche) and may advance the remaining $6.25 million following FDA approval of Iluvien, but no later than July 31, 2011 (Second Tranche). To secure the repayment of any amounts borrowed under the Term Loan Agreement, we granted to the lenders a first priority security interest in all of our assets, other than our intellectual property (provided that in the event we fail to meet certain financial conditions, a curable lien will be imposed on our intellectual property). We also agreed not to pledge or otherwise encumber our intellectual property assets.
We are required to maintain our primary operating and other deposit accounts and securities accounts with Silicon Valley Bank, which accounts must represent at least 50% of the dollar value of our accounts at all financial institutions.
We will be required to pay interest on borrowings under the Term Loan Agreement at a rate of 11.5% on a monthly basis through July 31, 2011. Thereafter, we will be required to repay the principal, plus interest at such rate if the Second Tranche is advanced to us prior to February 28, 2011 (and plus interest at a rate of 12% if the Second Tranche is advanced to us after February 28, 2011), in 27 equal monthly installments. We paid to the lenders an upfront fee of $62,500, and will pay to the lenders an additional final payment of 3% of the total principal amount. In addition, if we repay the loan prior to maturity, we will pay to the lenders a prepayment penalty of 5% of the total principal amount if the prepayment occurs within one year after the funding date, 3% of the total principal amount if the prepayment occurs between one and two years after the funding date and 1% of the total principal amount of the prepayment occurs thereafter (each a Prepayment Penalty), provided in each case that such Prepayment Penalty will be reduced by 50% in the event we are acquired. We also agreed to customary affirmative and negative covenants and events of default in connection with this arrangement. The occurrence of an event of default could result in the acceleration of our obligations under the Term Loan Agreement and an increase to the applicable interest rate, and would permit the lenders to exercise remedies with respect to the collateral under the Term Loan Agreement.
In connection with entering into this agreement, we issued to the lenders, warrants to purchase an aggregate of up to 79,546 shares of our common stock. Each of the warrants is exercisable immediately, has a per-share exercise price of $11.00 and has a term of 10 years. In addition, the lenders will have certain registration rights with respect to the shares of common stock issuable upon exercise of the warrants.
Revolving Loan Agreement
Also on the Effective Date, we and Silicon Valley Bank entered into a Loan and Security Agreement (Revolving Loan Agreement), pursuant to which we obtained a secured revolving line of credit from Silicon Valley Bank with borrowing availability up to $20,000,000.
The Revolving Loan Agreement provides for a working capital-based revolving line of credit (Revolving Line) in an aggregate amount of up to the lesser of (i) $20.0 million, or (ii) 85% of eligible domestic accounts receivable. The Revolving Line matures on October 31, 2013.
Amounts advanced under the Revolving Line bear interest at an annual rate equal to Silicon Valley Bank’s prime rate plus 2.50% (with a rate floor of 6.50%). Interest on the Revolving Line is due monthly, with the balance due at the maturity date. We paid to the Silicon Valley Bank an upfront fee of $100,000. In addition, if we terminate the Revolving Line prior to maturity, we will pay to Silicon Valley Bank a fee of $400,000 if the termination occurs within one year after the Effective Date and a fee of $200,000 if the termination occurs more than one year after the Effective Date (each a Termination Fee), provided in each case that such Termination Fee will be reduced by 50% in the event we are acquired.
To secure the repayment of any amounts borrowed under the Revolving Loan Agreement, we granted to Silicon Valley Bank a security interest in all of our assets, other than our intellectual property (provided that in the event we fail to meet certain financial conditions, a curable lien will be imposed on our intellectual property). We also agreed not to pledge or otherwise encumber our intellectual property assets.
We also agreed to customary affirmative and negative covenants and events of default in connection with the Revolving Loan Agreement. The occurrence of an event of default could result in the acceleration of our obligations under the Revolving Loan Agreement and an increase to the applicable interest rate, and would permit Silicon Valley Bank to exercise remedies with respect to the collateral under the Revolving Loan Agreement.

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
ITEM 3 Qualitative and Quantitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of September 30, 2010, we had approximately $14.7 million in cash and cash equivalents and $40.0 million in investments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
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
ITEM 4 Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed and summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of the our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have invested a significant portion of our time and financial resources in the development of Iluvien, our only product candidate in clinical development. We anticipate that in the near term our ability to generate revenues will depend solely on the successful development and commercialization of Iluvien. Based on our analysis of the month 24 clinical readout from our Phase 3 pivotal clinical trials for the use of Iluvien in the treatment of diabetic macular edema, or DME (collectively, our FAME Study), in June 2010 we filed a New Drug Application (NDA) for the low dose of Iluvien in the United States, followed by registration filings in Austria, France, Germany, Italy, Portugal and Spain in July 2010. In August 2010, the U.S. Food and Drug Administration (FDA) accepted the Company’s NDA for Iluvien and granted the NDA for Iluvien priority review status. Priority review status reduces the review time from ten months to six months. However, the FDA may request additional information from us, including data from additional clinical trials, and, ultimately, may not grant marketing approval for Iluvien. In addition, although we believe the month 24 clinical readout from our FAME Study demonstrates that Iluvien is effective in the treatment of DME, clinical data often is susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products.
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
The use of corticosteroids in the eye has been associated with undesirable side effects, including increased incidence of intraocular pressure (IOP), which may increase the risk of glaucoma and cataract formation. We have received only the month 24 clinical readout from our FAME Study and the extent of Iluvien’s long-term side effect profile is not yet known. Upon review of our NDA for the low dose of Iluvien in the treatment of DME, the FDA may conclude that our FAME Study did not demonstrate that Iluvien has sufficient levels of efficacy to outweigh the risks associated with its side-effect profile. Conversely, the FDA may conclude that Iluvien’s side-effect profile does not demonstrate an acceptable risk/benefit relationship in line with Iluvien’s demonstrated efficacy. In the event of such conclusions, we may not receive regulatory approval from the FDA or from similar regulatory agencies in other countries.
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
Even though Iluvien has been granted priority review by the FDA, Iluvien may not receive approval within the six-month review/approval cycle.
In August 2010 the FDA accepted our NDA for Iluvien and granted Iluvien priority review. Priority review reduces the review time from ten months to six months but does not necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review/approval cycle.

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
We do not have in-house manufacturing capability and will depend completely on a single third-party manufacturer for the manufacture of the Iluvien insert (Alliance Medical Products, Inc. (Alliance)), a single third-party manufacturer for the manufacture of the Iluvien inserter (Flextronics International, Ltd. or an affiliate of Flextronics International, Ltd. (Flextronics)) and a single third-party manufacturer for the manufacture of Iluvien’s active pharmaceutical ingredient (FARMABIOS S.R.L./Byron Chemical Company Inc. (FARMABIOS)). Although we have finalized a long-term agreement for the manufacture of the Iluvien insert (with Alliance), we have not yet finalized long-term agreements for the manufacture of the Iluvien inserter (with Flextronics) or for the manufacture of Iluvien’s active pharmaceutical ingredient (with FARMABIOS), and if any of the third-party manufacturers are unable or unwilling to perform for any reason, we may not be able to locate alternative acceptable manufacturers or formulators, enter into favorable agreements with them or get them approved by the FDA in a timely manner. Further, all of our manufacturers rely on additional third-parties for the manufacture of component parts. Any inability to acquire sufficient quantities of Iluvien inserts, the Iluvien inserter or the active pharmaceutical ingredient in a timely manner from these third-parties could delay commercial production of, and impact our ability to fulfill demand for, Iluvien. Any inability to acquire information necessary to file for regulatory approval from such third-parties could also prevent us from obtaining regulatory approval for Iluvien in a timely manner. In addition, all our third-party manufacturers are subject to cGMP and comparable requirements of foreign regulatory bodies, and certain of our manufacturers utilize production facilities outside the U.S. that are subject to local regulations with respect to those operations, and we do not have control over compliance with these regulations by our manufacturer. If our manufacturer fails to maintain compliance, the production of Iluvien could be interrupted, resulting in delays and additional costs. In addition, if the facilities of our manufacturer do not pass a pre-approval plant inspection, the FDA will not grant market approval for Iluvien.

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

We currently have a limited sales and marketing organization. If we are unable to establish satisfactory sales and marketing capabilities, we may not succeed in commercializing Iluvien.
At present, we have no sales force and only a limited number of sales and marketing personnel. We began hiring additional sales and marketing personnel in the third quarter of 2010 to establish our own sales and marketing capabilities in the United States in time for our anticipated commercial launch of Iluvien. We plan to begin adding our first field sales personnel in the first quarter of 2011. Therefore, at the time of our commercial launch of Iluvien, assuming regulatory approval by the FDA, our sales and marketing team will have worked together for only a limited period of time.
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
We have not yet entered into any agreements related to the marketing of Iluvien or any of our other product candidates in international markets and we may not be able to enter into any arrangements with respect to international collaborations on favorable terms or at all. In addition, these arrangements could result in lower levels of income to us than if we marketed our product candidates entirely on our own. If we are unable to enter into appropriate marketing arrangements for our product candidates in international markets, we may not be able to develop an effective international sales force to successfully commercialize Iluvien and our other product candidates in international markets. If we fail to enter into marketing arrangements for our products or are unable to develop an effective international sales force, our ability to generate revenue outside of North America would be limited.
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
As of September 30, 2010, we had 24 employees. As our development and commercialization plans and strategies develop, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize Iluvien and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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
We are highly dependent upon the principal members of our management team, including C. Daniel Myers, our President and Chief Executive Officer, Susan Caballa, our Senior Vice President of Regulatory Affairs, Kenneth Green, Ph.D., our Senior Vice President and Chief Scientific Officer, Richard Eiswirth, our Chief Operating Officer and Chief Financial Officer, and Dave Holland, our Senior Vice President of Sales and Marketing. These executives have significant ophthalmic, regulatory industry, sales and marketing, operational, and/or corporate finance experience. The loss of any such executives or any other principal member of our management team would impair our ability to identify, develop and market new products.

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
We intend to market our products internationally. In order to market our products in foreign jurisdictions, we will be required to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and jurisdictions and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Additionally, the foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could harm our business materially.
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
Our success will depend in large part on our ability or the ability of our licensors to obtain and maintain protection in the U.S. and other countries for the intellectual property incorporated into our products. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal and scientific questions. We or our licensors may not be able to obtain additional issued patents relating to our technology. Our success will depend in part on the ability of our licensors to obtain, maintain (including making periodic filings and payments) and enforce patent protection for their intellectual property, in particular, those patents to which we have secured exclusive rights. Under our license with pSivida, pSivida controls the filing, prosecution and maintenance of all patents. Our licensors may not successfully prosecute or continue to prosecute the patent applications to which we are licensed. Even if patents are issued in respect of these patent applications, we or our licensors may fail to maintain these patents, may determine not to pursue litigation against entities that are infringing these patents, or may pursue such litigation less aggressively than we ordinarily would. Without protection for the intellectual property that we own or license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects. Moreover, FA is an off-patent active ingredient that is commercially available in several forms including the extended release ocular implant Retisert.
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
The strength of our patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. In addition to the rights we have licensed from pSivida relating to our product candidates, we rely upon intellectual property we own relating to our products, including patents, patent applications and trade secrets. As of September 30, 2010, we owned one pending non-provisional U.S. utility patent application, one issued U.S. design patent and one patent Cooperation Treaty Application, relating to our inserter system for Iluvien. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third-parties from developing or designing around these patents.

As of September 30, 2010, the patent rights relating to Iluvien licensed to us from pSivida include three U.S. patents that expire between March 2019 and April 2020 and counterpart filings to these patents in a number of other jurisdictions. No patent term extension will be available for any of these U.S. patents or any of our licensed U.S. pending patent applications. After these patents expire in April 2020, we will not be able to block others from marketing FA in an insert similar to Iluvien in the U.S. Moreover, it is possible that a third-party could successfully challenge the scope (i.e., whether a patent is infringed), validity and enforceability of our licensed patents prior to patent expiration and obtain approval to market a competitive product.
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
Interference proceedings brought by the U.S. Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patents and patent applications or those of our collaborators or licensors. An unfavorable outcome could require us to cease using the technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if a prevailing party does not offer us a license on terms that are acceptable to us. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distraction of our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our proprietary rights, particularly in countries where the laws may not protect those rights as fully as in the U.S.
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
Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials. In addition, our operations produce hazardous waste products. Federal, state and local laws and regulations in both the U.S. and Canada govern the use, manufacture, storage, handling and disposal of hazardous materials. Although we believe that our procedures for use, handling, storing and disposing of these materials comply with legally prescribed standards, we may incur significant additional costs to comply with applicable laws in the future. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, operating results and financial condition.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial and increasing losses for the foreseeable future.
We have a limited operating history. We are not currently generating revenues and we cannot estimate with precision the extent of our future losses. We do not currently have any products that have been approved for commercial sale and we may never generate revenue from selling products or achieve profitability. We expect to continue to incur substantial and increasing losses through the projected commercialization of Iluvien and the expected generation of revenue in 2011, particularly as we increase our research, clinical development, administrative and sales and marketing activities. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. As of September 30, 2010, we have accumulated a net deficit of $182.6 million. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals, and have our products manufactured and marketed. We cannot assure you that we will be profitable even if we successfully commercialize our products. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
Risks Relating to Our Financial Results and Need for Financing
Fluctuations in our quarterly operating results and cash flows could adversely affect the price of our common stock.
We expect our operating results and cash flows to be subject to quarterly fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including, but not limited to:
•	the commercial success of our product candidates;
•	the emergence of products that compete with our product candidates;
•	the status of our preclinical and clinical development programs;
•	variations in the level of expenses related to our existing product candidates or preclinical and clinical development programs;
•	execution of collaborative, licensing or other arrangements, and the timing of payments received or made under those arrangements;
•	any intellectual property infringement lawsuits to which we may become a party; and
•	regulatory developments affecting our product candidates or those of our competitors.
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

We may need additional financing in the event that we do not receive regulatory approval for Iluvien or the approval is delayed or, if approved, the future sales of Iluvien do not generate sufficient revenues to fund our operations. This financing may be difficult to obtain and may restrict our operations.
Prior to our IPO, we funded our operations through the private placement of common stock, preferred stock and convertible debt, as well as by the sale of certain assets of the non-prescription business in which we were previously engaged. As of September 30, 2010, we had approximately $14.7 million in cash and cash equivalents and $40.0 million in investments which, together with the Credit Facility described below, we believe is sufficient to fund our operations through the projected commercialization of Iluvien and the expected generation of revenue in 2011. In October 2010, we obtained a $32.5 million senior secured credit facility (Credit Facility) to help fund our working capital requirements. The Credit Facility consists of a $20 million revolving line of credit and a $12.5 million term loan. The lenders have advanced $6.25 million under the term loan and may advance the remaining $6.25 million following FDA approval of Iluvien, but no later than July 31, 2011. We may draw on the revolving line of credit against accounts receivable subsequent to the launch of Iluvien. The commercialization of Iluvien is dependent upon approval by the FDA, however, and we cannot be sure that Iluvien will be approved by the FDA in the fourth quarter of 2010, if at all, or that, if approved, future sales of Iluvien will generate enough revenue to fund our operations beyond its commercialization. In the event additional financing is needed, we may seek to fund our operations through the sale of equity securities, strategic collaboration agreements and additional debt financing. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result and the terms of any new equity securities may have a preference over our common stock. If we attempt to raise additional funds through strategic collaboration agreements and additional debt financing, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements, or the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to commercialize our product candidates or operate our business. For example, under the Credit Facility, we are subject to a variety of affirmative and negative covenants, including required financial reporting, limitations on our cash balances, limitations on the disposition of assets, limitations on the incurrence of additional debt, and other requirements. To secure the performance of our obligations under the Credit Facility, we pledged all of our assets, other than our intellectual property (provided that if we fail to meet certain financial conditions, a curable lien will be imposed on our intellectual property as well), to the lenders. Our failure to comply with the covenants under the Credit Facility could result in an event of default, the acceleration of our debt and the loss of our assets.
Risks Related to Our Common Stock
Certain of our existing stockholders have the ability to control the outcome of matters submitted for stockholder approval and may have interests that differ from those of our other stockholders.
As of September 30, 2010, our executive officers, key employees and directors and their affiliates, beneficially owned, in the aggregate, approximately 81.98% of our outstanding common stock. As a result, these stockholders, if acting together, may be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, and this concentration of voting power may have the effect of delaying or impeding actions that could be beneficial to you, including actions that may be supported by our board of directors.
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
At September 30, 2010, we had U.S. federal and state net operating loss (NOL) carry-forwards of approximately $90.4 million and $73.5 million, respectively, which expire at various dates beginning in 2020 through 2030. Section 382 of the Internal Revenue Code limits the annual utilization of NOL carry-forwards and tax credit carry-forwards following an ownership change in our company. We are currently evaluating the impact of our IPO on our NOL carry-forwards and whether certain changes in ownership have occurred that would limit our ability to utilize a portion of our NOL carry-forwards. If it is determined that significant ownership changes have occurred since we generated these NOL carry-forwards, we may be subject to annual limitations on the use of these NOL carry-forwards under Internal Revenue Code Section 382 (or comparable provisions of state law).

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
ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2010, warrants to purchase 9,875 shares of our common stock were exercised at a weighted average exercise price of $4.03 per share resulting in gross proceeds of $31,000. In addition, during the three months ended September 30, 2010, options to purchase 5,879 shares of our common stock were exercised at a weighted average exercise price of $1.40 resulting in gross proceeds of $8,000.
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

Alimera Sciences, Inc.
/s/ C. Daniel Myers
C. Daniel Myers
Chief Executive Officer and President (Principal executive officer)

November 9, 2010
/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
Chief Operating Officer and Chief Financial Officer (Principal financial and accounting officer)
November 9, 2010

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