Form 10-Q
period 2011-03-31
ALIMERA SCIENCES INC
filed 2011-05-09
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2011, there were 31,348,197 shares of the registrant’s common stock issued and outstanding.

ALIMERA SCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1	Financial Statements
ALIMERA SCIENCES, INC.
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(In thousands, except share and per share data)

CURRENT ASSETS:
Cash and cash equivalents	$49,457	$28,514
Investments	503	26,330
Prepaid expenses and other current assets	846	1,078
Deferred financing costs	247	272

Total current assets	51,053	56,194
PROPERTY AND EQUIPMENT — at cost less accumulated depreciation	180	220

TOTAL ASSETS	$51,233	$56,414

CURRENT LIABILITIES:
Accounts payable	$2,013	$1,677
Accrued expenses (Note 5)	1,434	2,731
Outsourced services payable	681	841
Notes payable (Note 7)	1,852	1,157
Capital lease obligations	11	11

Total current liabilities	5,991	6,417
LONG-TERM LIABILITIES:
Notes payable, net of discount — less current portion (Note 7)	4,162	4,767
Other long-term liabilities	15	18
PREFERRED STOCK:
Preferred stock, $.01 par value — 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
STOCKHOLDERS’ DEFICIT:
Common stock, $.01 par value — 100,000,000 shares authorized and 31,333,483 shares issued and outstanding at March 31, 2011 and 100,000,000 shares authorized and 31,255,953 shares issued and outstanding at December 31, 2010	313	313
Additional paid-in capital	233,888	233,338
Common stock warrants	415	415
Accumulated deficit	(193,551)	(188,854)

TOTAL STOCKHOLDERS’ EQUITY	41,065	45,212

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,233	$56,414

See Notes to Financial Statements.

ALIMERA SCIENCES, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands, except share
	and per share data)

RESEARCH AND DEVELOPMENT EXPENSES	$1,757	$3,065
GENERAL AND ADMINISTRATIVE EXPENSES	1,540	904
MARKETING EXPENSES	1,117	247

OPERATING EXPENSES	4,414	4,216
INTEREST INCOME	12	2
INTEREST EXPENSE	(295)	(474)
DECREASE IN FAIR VALUE OF PREFERRED STOCK CONVERSION FEATURE	—	3,265

LOSS FROM CONTINUING OPERATIONS	(4,697)	(1,423)
INCOME FROM DISCONTINUED OPERATIONS (NOTE 3)	—	4,000

NET (LOSS) INCOME	(4,697)	2,577
PREFERRED STOCK ACCRETION	—	(359)
PREFERRED STOCK DIVIDENDS	—	(2,025)

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(4,697)	$193

NET (LOSS) INCOME PER SHARE APPLICABLE TO COMMON STOCKHOLDERS — Basic and diluted	$(0.15)	$0.12

WEIGHTED — AVERAGE SHARES OUTSTANDING — Basic and diluted	31,277,697	1,619,011

See Notes to Financial Statements.

ALIMERA SCIENCES, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,697)	$2,577
Income from discontinued operations (Note 3)	—	(4,000)
Depreciation	44	48
Change in fair value of preferred stock conversion feature	—	(3,265)
Stock-based compensation and other expense	438	108
Amortization of deferred financing costs	114	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	232	(118)
Accounts payable	336	962
Accrued expenses and other current liabilities	(1,457)	(767)
Other long-term liabilities	—	(184)

Net cash used in operating activities	(4,990)	(4,639)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments	25,827	—
Purchases of property and equipment	(4)	(23)

Net cash provided by (used in) investing activities of continuing operations	25,823	(23)
Net cash provided by investing activities of discontinued operations (Note 3)	—	4,000

Net cash provided by investing activities	25,823	3,977

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of Series C-1 preferred warrants	—	9,998
Proceeds from exercise of stock options	113	—
Proceeds from exercise of common warrants	—	148
Deferred offering costs	—	(163)
Payments on capital lease obligations	(3)	(1)

Net cash provided by financing activities	110	9,982

NET INCREASE IN CASH	20,943	9,320
CASH — Beginning of period	28,514	4,858

CASH — End of period	$49,457	$14,178

	Three Months Ended March 31,
	2011	2010

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$143	$300

There were no income tax or dividend payments made for the three months ended March 31, 2011 and 2010.
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
During the year ended December 31, 2006, management and the board of directors of the Company approved a plan to discontinue the operations of its non-prescription business (see Note 3). As a result of the completion of the disposal of its non-prescription business in July 2007, the Company no longer has active products and will not have active products until and unless the Company receives U.S. Food and Drug Administration (FDA) approval and launches its initial prescription product (see Note 4).
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
In June 2010, the Company submitted a New Drug Application (NDA) for ILUVIEN to the FDA. In July 2010, the Company submitted a Marketing Authorization Application for ILUVIEN to the Medicines and Healthcare products Regulatory Agency in the United Kingdom and to regulatory authorities in Austria, France, Germany, Italy, Portugal and Spain. In August 2010, the FDA accepted the Company’s NDA for ILUVIEN and granted it priority review status, which reduced the review time from ten months to six months.
In December 2010, the FDA issued a Complete Response Letter (CRL) in response to the Company’s NDA. In the CRL, the FDA communicated its decision that the NDA could not be approved in its then present form. No new clinical studies were requested in the CRL. However, the FDA asked for analyses of the safety and efficacy data through month 36 of the FAME Study, including exploratory analyses in addition to those previously submitted to the FDA, to further assess the relative benefits and risks of ILUVIEN. The NDA included data through month 24. The Company has completed month 36 of the study and is preparing the analyses the FDA requested. The FDA is also seeking additional information regarding controls and specifications concerning the manufacturing, packaging and sterilization of ILUVIEN, which the Company is in the process of compiling.
2. Basis of Presentation
The Company has prepared the accompanying unaudited interim financial statements and notes thereto in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10-01 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s interim financial information.
The accompanying unaudited interim financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010 and related notes included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 25, 2011. The financial results for any interim period are not necessarily indicative of the expected financial results for the full year.
On April 21, 2010, the Company effected a 1 for 3.4 reverse split of the Company’s common and preferred stock. All share and per share amounts in the accompanying financial statements and notes have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

ALIMERA SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
3. Discontinued Operations
In October 2006, management and the board of directors of the Company approved a plan to discontinue the operations of its non-prescription ophthalmic pharmaceutical business (the OTC Business). The plan included the sale of the assets of the Company’s OTC Business and also the termination of its sales and marketing personnel. The Company previously determined that the discontinued OTC Business comprised operations and cash flows that could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. Accordingly, the results of operations for the discontinued OTC Business have been presented as discontinued operations. During the three months ended March 31, 2010, the Company received a $4,000,000 option payment from the acquirer of the assets of the OTC Business to provide it with an additional two years to develop one of the acquired products. There were no revenues or expenses from discontinued operations during the three month period ended March 31, 2011. The following table presents basic and diluted earnings per share from discontinued operations for the three months ended March 31, 2010:

Net income from discontinued operations (in thousands)	$4,000
Net income from discontinued operations per share — Basic and diluted	$2.47
Weighted-average shares outstanding — Basic and diluted	1,619,011
4. Factors Affecting Operations
To date the Company has incurred recurring losses, negative cash flow from operations, and has accumulated a deficit of $193,551,000 from the Company’s inception through March 31, 2011. The Company does not expect to generate revenues from its product, ILUVIEN, until late 2011, if at all, and therefore does not expect to have cash flow from operations until 2012, if at all. As of March 31, 2011, the Company had approximately $49,960,000 in cash, cash equivalents, and investments. In October 2010, the Company obtained a $32,500,000 senior secured credit facility (Credit Facility) to help fund its working capital requirements (see note 7). The Credit Facility consists of a $20,000,000 working capital revolver and a $12,500,000 term loan. The lenders have advanced $6,250,000 under the term loan and may advance the remaining $6,250,000 following FDA approval of ILUVIEN, but no later than July 31, 2011. Given the status of the FDA's review of the ILUVIEN NDA, it is unlikely that the FDA approval would occur prior to July 31, 2011. The Company is currently in discussions with the lenders to amend the terms of the Credit Facility to, among other things, extend the availability of the term loan and the working capital revolver. However, there are no assurances that the Credit Facility will be amended. The Company may draw on the working capital revolver against eligible domestic accounts receivable, as defined, subsequent to the launch of ILUVIEN. Management believes it has sufficient funds available to fund its operations through the projected commercialization of ILUVIEN and the expected generation of revenue in late 2011. The commercialization of ILUVIEN is dependent upon approval by the FDA, however, and management cannot be sure that ILUVIEN will be approved by the FDA or that, if approved, future sales of ILUVIEN will generate enough revenue to fund the Company’s operations beyond its commercialization. Due to the uncertainty around FDA approval, management also cannot be certain that the Company will not need additional funds for the commercialization of ILUVIEN. If ILUVIEN is not approved, or if approved, does not generate sufficient revenue, the Company may adjust its commercial plans so that it can continue to operate with its existing cash resources or seek to raise additional financing.
5. Accrued Expenses
Accrued expenses consisted of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)

Accrued clinical investigator expenses	$795	$1,911
Accrued compensation expenses	453	730
Other accrued expenses	186	90

Total accrued expenses	$1,434	$2,731

ALIMERA SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
6. pSivida Agreement
In March 2008, in connection with the Company’s collaboration agreement with pSivida U.S., Inc. (pSivida), the licensor of the ILUVIEN technology, the Company and pSivida amended and restated the agreement to provide us with 80% of the net profits and pSivida with 20% of the net profits. In connection with the amended and restated agreement , the Company also agreed to:
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
The Company’s license rights to pSivida’s proprietary delivery device could revert to pSivida if the Company were to (i) fail twice to cure its breach of an obligation to make certain payments to pSivida following receipt of written notice thereof; (ii) fail to cure other breaches of material terms of its agreement with pSivida within 30 days after notice of such breaches or such longer period (up to 90 days) as may be reasonably necessary if the breach cannot be cured within such 30-day period; (iii) file for protection under the bankruptcy laws, make an assignment for the benefit of creditors, appoint or suffer appointment of a receiver or trustee over its property, file a petition under any bankruptcy or insolvency act or have any such petition filed against it and such proceeding remains undismissed or unstayed for a period of more than 60 days; or (iv) notify pSivida in writing of its decision to abandon its license with respect to a certain product using pSivida’s proprietary delivery device. The Company was not in breach of its agreement with pSivida as of March 31, 2011.
Upon commercialization of ILUVIEN, the Company must share 20% of net profits of ILUVIEN, as defined by the agreement, with pSivida. In connection with this arrangement the Company is entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of March 31, 2011 and December 31, 2010 the Company was owed $2,649,000 and $2,224,000, respectively, in commercialization costs. Due to the uncertainty of FDA approval of the NDA for ILUVIEN, the Company has fully reserved these amounts in the accompanying financial statements.
7. Term Loan Agreement and Working Capital Revolver
Term Loan Agreement
On October 14, 2010 (Effective Date), the Company entered into a Loan and Security Agreement with Silicon Valley Bank and MidCap Financial LLP under which the Company may borrow up to $12,500,000 (Term Loan Agreement). The lenders advanced the Initial Tranche of $6,250,000 on the Effective Date and may advance the remaining Second Tranche of $6,250,000 following approval by the FDA of the Company’s ILUVIEN product, but no later than July 31, 2011. Given the status of the FDA’s review of the Company’s NDA, the Company believes it is unlikely that approval of ILUVIEN would occur prior to July 31, 2011. The Company is in discussions with the lenders to amend the terms of the Term Loan Agreement to, among other things, extend its availability. However, there are no assurances that the Term Loan Agreement will be amended.
The Company is required to maintain its primary operating and other deposit accounts and securities accounts with Silicon Valley Bank, which accounts must represent at least 50% of the dollar value of the Company’s accounts at all financial institutions.
The Company will be required to pay interest on the Initial Tranche at a rate of 11.5% on a monthly basis through July 31, 2011, and then will be required to repay the principal in 27 equal monthly installments, beginning August 2011, plus interest at a rate of 11.5%. If the Second Tranche is advanced to the Company, the Company will be required to pay interest on the Second Tranche at a rate of 12.0% on a monthly basis through July 31, 2011, and then will be required to repay the principal in 27 equal monthly installments, plus interest at a rate of 12.0%. The Company paid to the lenders an upfront fee of $62,500, and will pay to the lenders an additional final payment of 3% of the total principal amount. In addition, if the Company repays the Initial Tranche or the Second Tranche (if it is advanced to the Company) prior to maturity, it will pay to the lenders a prepayment penalty of 5% of the total principal amount if the prepayment occurs within one year after the Effective Date, 3% of the total principal amount if the prepayment occurs between one and two years after the Effective Date and 1% of the total principal amount of the prepayment occurs thereafter (each a Prepayment Penalty), provided in each case that such Prepayment Penalty will be reduced by 50% in the event of an acquisition of the Company. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Term Loan Agreement and an increase to the applicable interest rate, and would permit the lenders to exercise remedies with respect to the collateral under the Term Loan Agreement.
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
In connection with entering into this agreement, the Company issued to the lenders warrants to purchase an aggregate of up to 39,773 shares of the Company’s common stock. Each of the warrants is exercisable immediately, has a per-share exercise price of $11.00 and has a term of 10 years. In addition, the lenders will have certain registration rights with respect to the shares of common stock issuable upon exercise of the warrants. The Company estimated the fair value of warrants granted using the Black-Scholes option pricing model. The aggregate fair value of the warrants was estimated to be $389,000. The Company allocated a portion of the proceeds from the Term Loan Agreement to the warrants in accordance with Accounting Standards Codification (ASC) 470-20-25-2, Debt Instruments with Detachable Warrants. As a result, the Company recorded a discount of $366,000 which is being amortized to interest expense using the effective interest method. If the Second Tranche is advanced to the Company, the Company will issue to the lenders warrants to purchase an aggregate of up to 39,773 shares of the Company’s common stock.

ALIMERA SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
Working Capital Revolver
Also on the Effective Date, the Company and Silicon Valley Bank entered into a Loan and Security Agreement (Working Capital Revolver), pursuant to which the Company obtained a secured revolving line of credit from Silicon Valley Bank with borrowing availability up to $20,000,000. The Company is in discussions with the lenders to amend the terms of the Working Capital Revolver to, among other things, extend its availability.
The Working Capital Revolver provides for a working capital-based revolving line of credit in an aggregate amount of up to the lesser of (i) $20,000,000, or (ii) 85% of eligible domestic accounts receivable. The Working Capital Revolver matures on October 31, 2013. As of March 31, 2011, no amounts under the Working Capital Revolver were available to the Company.
Amounts advanced under the Working Capital Revolver bear interest at an annual rate equal to Silicon Valley Bank’s prime rate plus 2.50% (with a rate floor of 6.50%). Interest on the Working Capital Revolver is due monthly, with the balance due at the maturity date. The Company paid to Silicon Valley Bank an upfront fee of $100,000. In addition, if the Company terminates the Working Capital Revolver prior to maturity, it will pay to Silicon Valley Bank a fee of $400,000 if the termination occurs within one year after the Effective Date and a fee of $200,000 if the termination occurs more than one year after the Effective Date (each a Termination Fee), provided in each case that such Termination Fee will be reduced by 50% in the event of an acquisition of the Company.
To secure the repayment of any amounts borrowed under the Working Capital Revolver, the Company granted to Silicon Valley Bank a first priority security interest in all of its assets, other than its intellectual property, provided that, for any date during which the notes are outstanding, the Company’s unrestricted balance sheet cash and cash equivalents plus the excess available under the term loan agreements are less than the product of six times the monthly cash burn amount. In the event the Company fails to meet this financial condition, a curable lien will be imposed on the Company’s intellectual property. Should such a lien event take place, the lien would remain in force until such date that the Company’s unrestricted cash and cash equivalents plus the excess available under the term loan agreements was equal to or greater than twelve times the monthly cash burn amount. The Company also agreed not to pledge or otherwise encumber its intellectual property assets. Additionally, the Company must seek Silicon Valley Bank’s approval prior to the payment of any cash dividends.
The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Working Capital Revolver and an increase to the applicable interest rate, and would permit Silicon Valley Bank to exercise remedies with respect to the collateral under the Working Capital Revolver.
8. Earnings (Loss) Per Share (EPS)
Basic EPS is calculated in accordance with ASC 260, Earnings per Share, by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated in accordance with ASC 260 by adjusting weighted average common shares outstanding for the dilutive effect of common stock options, warrants, convertible preferred stock and accrued but unpaid convertible preferred stock dividends. In periods where a net loss from continuing operations is recorded, no effect is given to potentially dilutive securities, since the effect would be anti-dilutive. Total securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive were as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Series A preferred stock and convertible accrued dividends	—	7,005,145
Series B preferred stock	—	7,147,894
Series C preferred stock	—	5,807,112
Series C-1 preferred stock	—	2,752,990
Common stock warrants	30,615	150,703
Stock options	1,632,683	1,792,764

Total	1,663,298	24,656,608

9. Preferred Stock
Prior to the Company’s IPO, the Company had four series of preferred stock. On April 27, 2010 and in connection with the IPO, all outstanding shares of the Company’s preferred stock were converted into 22,863,696 shares of common stock and all preferred stock dividends were eliminated. Significant terms of all series of the preferred stock were as follows;
•	Dividends were cumulative and accrued on a daily basis at the rate of 8% per annum beginning on the date of issuance and based on the original issue price, as adjusted for any stock dividend, stock split, combination, or other event involving the preferred stock. Dividends accrued, whether or not declared, annually and were due and payable when and if declared by the Board of Directors, upon a liquidating event upon redemption of the preferred stock or on the date that the preferred stock was otherwise acquired by the Company.

ALIMERA SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
•	Upon any liquidation, dissolution, or winding up of the Company, the preferred stockholders were entitled to a liquidation preference payment equal to (i) the sum of the liquidation value plus all accumulated, accrued, and unpaid dividends and (ii) the pro rata share of any remaining amounts such holder would have been entitled to receive had such holder’s shares been converted into common stock immediately prior to the liquidation, dissolution, or winding up.

•	At any time subsequent to March 17, 2013, the holders of a majority of the preferred stock could have required the Company to redeem all or any portion of the preferred stock. If the preferred stock was redeemed, the redemption would have occurred in equal installments over a three-year period. The price paid by the Company to redeem the shares would have been the greater of (i) the original issue price, plus all accumulated, accrued, and unpaid dividends, and (ii) the fair market value of the preferred stock being redeemed at the time of the redemption.
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
At each reporting date, the Company adjusted the carrying value of the embedded derivatives to estimated fair value and recognized the change in such estimated value in its statement of operations. The estimated fair value of the derivatives at March 31, 2010 was $36,907,000. The Company recognized a gain of $3,265,000 associated with the change in fair value for the three months ended March 31, 2010. In connection with the IPO, the embedded derivatives were eliminated.
In connection with the Company’s IPO in April 2010, the Company authorized 10,000,000 shares of $0.01 par value preferred stock. No shares of preferred stock were issued or outstanding at March 31, 2011 and December 31, 2010, respectively.
10. Stock Options
During the three months ended March 31, 2011 and 2010, the Company recorded compensation expense related to stock options of approximately $415,000 and $108,000, respectively. As of March 31, 2011, the total unrecognized compensation cost related to non-vested stock options granted was $4,733,000 and is expected to be recognized over a weighted average period of 3.20 years. The following table presents a summary of stock option transactions for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Options at beginning of period	2,741,985	$3.81	2,225,778	$2.14
Grants	—	—	—	—
Forfeitures	—	—	—	—
Exercises	(77,530)	1.45	—	—

Options at end of period	2,664,455	3.87	2,225,778	2.14

ALIMERA SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
The following table provides additional information related to outstanding stock options, fully vested stock options, and stock options expected to vest as of March 31, 2011:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)

Outstanding	2,664,455	$3.87	6.80 years	$11,952
Exercisable	1,738,510	2.03	5.76 years	10,112
Expected to vest	877,488	7.51	8.77 years	1,656
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
11. Income Taxes
In accordance with ASC 740 the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities. The Company records a valuation allowance against its net deferred tax asset to reduce the net carrying value to an amount that is more likely than not to be realized.
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
At March 31, 2011 and December 31, 2010, the Company had federal net operating loss (NOL) carry-forwards of approximately $102,299,000 and $97,813,000 and state NOL carry-forwards of approximately $85,482,000 and $80,995,000, respectively, that are available to reduce future income unless otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2023 and 2030, and the state NOL carry-forwards will expire at various dates between 2020 and 2030.
NOL carry-forwards may be subject to annual limitations under Internal Revenue Code Section 382 (or comparable provisions of state law) in the event that certain changes in ownership of the Company were to occur. The Company has not yet completed a formal evaluation of the impact of its IPO (Note 1) on the Company’s NOL carry-forwards and whether certain changes in ownership have occurred that would limit the Company’s ability to utilize a portion of its NOL carry-forwards.

ALIMERA SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
12. Fair Value
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
The following table presents information about the Company’s assets measured at fair value on a recurring basis:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)

Cash equivalents(1)	$48,432	$—	$—	$48,432
Investments in marketable debt securities(2)	—	503	—	503

Assets measured at fair value	$48,432	$503	$—	$48,935

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)

Cash equivalents(1)	$27,393	$—	$—	$27,393
Investments in marketable debt securities(2)	—	26,330		26,330

Assets measured at fair value	$27,393	$26,330	$—	$53,723

(1)	The carrying amounts approximate fair value due to the short-term maturities of the cash and cash equivalents.

(2)	Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. These prices include broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Pricing sources include industry standard data providers, security master files from large financial institutions, and other third party sources which are input into a distribution-curve-based algorithm to determine a daily market value. This creates a “consensus price” or a weighted average price for each security.

PART I. FINANCIAL INFORMATION
ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Various statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “targets,” “likely,” “potential,” “continue,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in the Company’s forward-looking statements may not occur and actual results could differ materially from those projected in the Company’s forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

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

• inability of the Company’s outside sales force to successfully sell and market ILUVIEN in the U.S. following regulatory approval; and

• the Company’s ability to operate its business in compliance with the covenants and restrictions that it is subject to under its credit facility.

All written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We caution investors not to rely too heavily on the forward-looking statements we make or that are made on our behalf. We undertake no obligation, and specifically decline any obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
We encourage you to read the discussion and analysis of our financial condition and our financial statements contained in this quarterly report on Form 10-Q. We also encourage you to read Item 1A of Part II of this quarterly report on Form 10-Q entitled “Risk Factors” and Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 which contain a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of Part II of this report and Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the SEC from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations or investments we may make.
Overview
We are a biopharmaceutical company that specializes in the research, development and commercialization of prescription ophthalmic pharmaceuticals. We are presently focused on diseases affecting the back of the eye, or retina, because we believe these diseases are not well treated with current therapies and represent a significant market opportunity.
Our most advanced product candidate is ILUVIEN, which we are developing for the treatment of diabetic macular edema (DME). DME is a disease of the retina that affects individuals with diabetes and can lead to severe vision loss and blindness. In September 2010, we completed two Phase 3 pivotal clinical trials (collectively, our FAME Study) for ILUVIEN involving 956 patients in sites across the U.S., Canada, Europe and India to assess the efficacy and safety of ILUVIEN in the treatment of DME. Based on our analysis of the month 24 clinical readout from our FAME Study in December 2009, we filed a New Drug Application (NDA) in June 2010 for the low dose of ILUVIEN in the U.S. with the U.S. Food and Drug Administration (FDA), followed by registration filings in the United Kingdom, Austria, France, Germany, Italy, Portugal and Spain in July 2010. In December 2010, we received a Complete Response Letter (CRL) from the FDA. The FDA issued the CRL to communicate its decision that the NDA for ILUVIEN could not be approved in its then present form. No new clinical studies were requested by the FDA in the CRL. However, the FDA asked us for analyses of the safety and efficacy data through the end of the FAME Study to further assess the relative benefits and risks of ILUVIEN. We are currently preparing the analyses the FDA requested having completed the FAME Study and publicly released data on February 3, 2011. The FDA is also seeking additional information regarding controls and specifications concerning the manufacturing, packaging and sterilization of ILUVIEN, which we are currently compiling. We currently anticipate submitting our response to the CRL to the FDA early in the second quarter of 2011. Our submission to the FDA will be considered a Class 2 response, which will provide for a review period of up to an additional six months for our NDA. Based on our discussions with the FDA, we anticipate that the FDA will call an advisory committee during this review. Additionally, we plan to submit the additional safety and efficacy data through the final readout at the end of the FAME Study to regulatory authorities in the United Kingdom, Austria, France, Germany, Italy, Portugal and Spain in the second quarter of 2011. If our NDA for ILUVIEN is approved by the FDA, we plan to commercialize ILUVIEN in the U.S. by marketing and selling it to retinal specialists as early as late 2011. In addition to treating DME, ILUVIEN is being studied in three Phase 2 clinical trials for the treatment of the dry form of age-related macular degeneration (AMD), the wet form of AMD and retinal vein occlusion (RVO).
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

We commenced operations in June 2003. Since our inception we have incurred significant losses. As of March 31, 2011, we have accumulated a deficit of $193.5 million. We expect to incur substantial losses through the projected commercialization of ILUVIEN as we:
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
As of March 31, 2011, we had approximately $50.0 million in cash, cash equivalents, and of investments in trading securities. In addition to our net IPO proceeds, our cash and cash equivalents include the January 2010 receipt of $10.0 million in proceeds from the exercise of outstanding Series C-1 warrants, and a $4.0 million option payment from Bausch & Lomb Incorporated (Bausch & Lomb) upon the exercise by Bausch & Lomb of its option to extend by two years the period during which it may continue to develop an allergy product acquired from us in 2006.
In October 2010, we obtained a $32.5 million senior secured credit facility (Credit Facility) to help fund our working capital requirements. The Credit Facility consists of a $20.0 million working capital revolver and a $12.5 million term loan. The lenders have advanced $6.25 million under the term loan and may advance the remaining $6.25 million following FDA approval of ILUVIEN, but no later than July 31, 2011. Given the status of the FDA’s review of the NDA for ILUVIEN, we do not currently expect that FDA approval would occur prior to July 31, 2011. We are in discussions with the lenders to amend the terms of the Credit Facility to, among other things, extend the availability of the term loan. However, there are no assurances that the Credit Facility will be amended. We may draw on the working capital revolver against eligible, domestic accounts receivable subsequent to the launch of ILUVIEN.
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
Our Credit Facility
Term Loan Agreement
On October 14, 2010 (Effective Date), we entered into a Loan and Security Agreement with Silicon Valley Bank and MidCap Financial LLP (Lenders) under which we may borrow up to $12.5 million (Term Loan Agreement). The lenders advanced $6.25 million on the Effective Date (Initial Tranche) and may advance the remaining $6.25 million following FDA approval of ILUVIEN, but no later than July 31, 2011 (Second Tranche). Given the status of the FDA’s review of the NDA for ILUVIEN, it is unlikely that FDA approval would occur prior to July 31, 2011. We are in discussions with the Lenders to amend the terms of the Credit Facility to, among other things, extend the availability of the term loan. However, there are no assurances that the Credit Facility will be amended. To secure the repayment of any amounts borrowed under the Term Loan Agreement, we granted to the lenders a first priority security interest in all of our assets, other than our intellectual property (provided that in the event we fail to meet certain financial conditions, a curable lien will be imposed on our intellectual property). We also agreed not to pledge or otherwise encumber our intellectual property assets.
We are required to maintain our primary operating and other deposit accounts and securities accounts with Silicon Valley Bank, which accounts must represent at least 50% of the dollar value of our accounts at all financial institutions.
We will be required to pay interest on borrowings under the Term Loan Agreement at a rate of 11.5% on a monthly basis through July 31, 2011. Thereafter, we will be required to repay the principal, plus interest at such rate if the Second Tranche were advanced to us prior to February 28, 2011 (and plus interest at a rate of 12% if the Second Tranche were advanced to us after February 28, 2011), in 27 equal monthly installments. We did not draw the Second Tranche prior to February 28, 2011. We paid to the lenders an upfront fee of $62,500, and will pay to the lenders an additional final payment of 3% of the total principal amount. In addition, if we repay the Initial Tranche or the Second Tranche (if it is advanced to us) prior to maturity, we will pay to the lenders a prepayment penalty of 5% of the total principal amount if the prepayment occurs within one year after the Effective Date, 3% of the total principal amount if the prepayment occurs between one and two years after the Effective Date and 1% of the total principal amount of the prepayment occurs thereafter (each a Prepayment Penalty), provided in each case that such Prepayment Penalty will be reduced by 50% in the event we are acquired.
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
In connection with entering into this agreement, we issued to the Lenders warrants to purchase an aggregate of up to 39,773 shares of our common stock. Each of the warrants is exercisable immediately, has a per-share exercise price of $11.00 and has a term of 10 years. In addition, the Lenders will have certain registration rights with respect to the shares of common stock issuable upon exercise of the warrants. We estimated the aggregate fair value of the warrants, using the Black-Scholes model, to be $389,000. We allocated a portion of the proceeds from the Term Loan Agreement to the warrants in accordance with ASC 470-20-25-2, Debt Instruments with Detachable Warrants. As a result, we recorded a discount of $366,000 which is being amortized to interest expense using the effective interest method. If the Second Tranche is advanced to us, we will issue to the lenders warrants to purchase an aggregate of up to 39,773 shares of our common stock.
Working Capital Revolver
Also on the Effective Date, we and Silicon Valley Bank entered into a Loan and Security Agreement (Working Capital Revolver), pursuant to which we obtained a secured revolving line of credit from Silicon Valley Bank with borrowing availability up to $20.0 million.
The Working Capital Revolver provides for a working capital-based revolving line of credit in an aggregate amount of up to the lesser of (i) $20.0 million, or (ii) 85% of eligible domestic accounts receivable. The Working Capital Revolver matures on October 31, 2013.
Amounts advanced under the Working Capital Revolver bear interest at an annual rate equal to Silicon Valley Bank’s prime rate plus 2.50% (with a rate floor of 6.50%). Interest on the Working Capital Revolver is due monthly, with the balance due at the maturity date. We paid to Silicon Valley Bank an upfront fee of $100,000. In addition, if we terminate the Working Capital Revolver prior to maturity, we will pay to Silicon Valley Bank a fee of $400,000 if the termination occurs within one year after the Effective Date and a fee of $200,000 if the termination occurs more than one year after the Effective Date (each a Termination Fee), provided in each case that such Termination Fee will be reduced by 50% in the event we are acquired.
To secure the repayment of any amounts borrowed under the Working Capital Revolver, we granted to Silicon Valley Bank a first priority security interest in all of our assets, other than our intellectual property, provided that, for any date during which the notes are outstanding, our unrestricted balance sheet cash and cash equivalents plus the excess available under the Term Loan Agreement are less than the product of six times the monthly cash burn amount. In the event we fail to meet this financial condition, a curable lien will be imposed on our intellectual property. Should such a lien event take place, the lien would remain in force until such date that our unrestricted cash and cash equivalents plus the excess available under the Term Loan Agreement were equal to or greater than twelve times the monthly cash burn amount. We also agreed not to pledge or otherwise encumber its intellectual property assets. Additionally, we must seek Silicon Valley Bank’s approval prior to the payment of any cash dividends.
The occurrence of an event of default could result in the acceleration of our obligations under the Working Capital Revolver and an increase to the applicable interest rate, and would permit Silicon Valley Bank to exercise remedies with respect to the collateral under the Working Capital Revolver.
Our Discontinued Non-Prescription Business
At the inception of our company, we were focused primarily on the development and commercialization of non-prescription over-the-counter ophthalmic products. In October 2006, due to the progress and resource requirements related to the development of ILUVIEN, we decided to discontinue our non-prescription business. As a result, we received proceeds of $10.0 million from the sale of our allergy products in December 2006 and $6.7 million from the sale of our dry eye product in July 2007, both to Bausch & Lomb. If one of the allergy products receives FDA approval, we are entitled to an additional $8.0 million payment from Bausch & Lomb under the sales agreement. In January 2010 we received a $4.0 million option payment from Bausch & Lomb upon the exercise by Bausch & Lomb of its option to extend the period during which it may continue to develop this allergy product by two years. However, there can be no assurance that Bausch & Lomb will continue the development of this allergy product, that it will receive FDA approval or that we will receive the $8.0 million payment. As a result of the discontinuation of our non-prescription business, all revenues and expenses associated with our over-the-counter portfolio are included in the loss from discontinued operations in the accompanying statements of operations.
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
Marketing Expenses
Marketing expenses consist of compensation for employees responsible for assessing the commercial opportunity of and developing market awareness and launch plans for our product candidates. Professional fees associated with developing brands for our product candidates and maintaining public relations. We expect significant increases in our marketing and selling expenses as we hire additional personnel and establish our sales and marketing capabilities in anticipation of the commercialization of our product candidates. We intend to capitalize on our management’s past experience and expertise with eye-care products by marketing and selling ILUVIEN to the approximately 1,600 retinal specialists practicing in the approximately 900 retina centers across the U.S.
Our plan is to develop our own specialized domestic sales and marketing infrastructure, comprised of approximately 40 people, to market ILUVIEN and other ophthalmic products that we may acquire or develop in the future. We hired regional managers with extensive ophthalmic-based sales experience in the third quarter of 2010 and plan to begin adding sales representatives in the fourth quarter of 2011. We entered into a relationship with OnCall LLC, a contract sales force company, that will utilize its employees to act as our sales representatives if we receive approval of the ILUVIEN NDA from the FDA. We expect that following FDA approval, the OnCall sales force will be able to access and form relationships with retinal specialists in approximately 900 retina centers for the commercial launch of ILUVIEN. In connection with the commercial launch of ILUVIEN, we expect to hire additional personnel to support the activities of customer service, post-marketing pharmacovigilance, medical affairs, and regulatory compliance.
Interest and Other Income
Interest income consists primarily of interest earned on our cash, cash equivalents and investments.
Interest Expense
Beginning in March 2008, we began recognizing interest on our $15.0 million note payable to pSivida at an effective interest rate of 12.64% per annum (this note accrued interest at the rate of 8% per annum from inception through March 31, 2010 and at the rate of 20% per annum effective as of April 1, 2010). On April 27, 2010, we paid pSivida approximately $15.2 million in principal and interest to satisfy the note payable. In October 2010, we drew the Initial Tranche of $6.25 million on our term loan from Silicon Valley Bank and MidCap Financial LLP and began recognizing interest at an effective interest rate of 13.0% per annum (interest on this term loan is payable monthly at the rate of 11.5% per annum and includes a final interest payment of 3.0% of the amount advanced).

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
Basic and Diluted Net (Loss) Income Applicable to Common Stockholders per Common Share
We calculated net loss per share in accordance with ASC 260. We have determined that our previously outstanding Series A, Series B, Series C and Series C-1 preferred stock represent participating securities in accordance with ASC 260. However, since we operate at a loss, and losses are not allocated to the preferred stock, the two class method does not affect our calculation of earnings per share. We had a net loss from continuing operations for all periods presented; accordingly, the inclusion of common stock options and warrants would be anti-dilutive. Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options, warrants for convertible securities and warrants for common stock equivalents. Potentially dilutive weighted average common stock equivalents totaled approximately 1,663,298 and 24,656,608 for the three months ended March 31, 2011 and 2010, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods of net loss from continuing operations because of their anti-dilutive effect. Therefore, for the three months ended March 31, 2011 and 2010, respectively, the weighted average shares used to calculate both basic and diluted loss per share are the same.
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
Total stock-based compensation expense related to all our stock option awards for the three months ended March 31, 2011 and 2010, respectively, was comprised of the following:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
	(In thousands)

Marketing	$97	$11
Research and development	101	38
General and administrative	217	59

Total employee stock-based compensation expense	$415	$108

Income Taxes
We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities in accordance with ASC 740. We evaluate the positive and negative evidence bearing upon the realizability of our deferred tax assets on an annual basis. Significant management judgment is involved in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Due to uncertainties with respect to the realization of our deferred tax assets due to our history of operating losses, a valuation allowance has been established against our deferred tax asset balances to reduce the net carrying value to an amount that is more likely than not to be realized. As a result we have fully reserved against the deferred tax asset balances. The valuation allowances are based on our estimates of taxable income in the jurisdictions in which we operate and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, a change in the valuation allowance may be needed, which could materially impact our financial position and results of operations. Our deferred tax assets primarily consist of net operating loss (NOL) carry-forwards. At March 31, 2011 we had federal NOL carry-forwards of approximately $102.3 million and state NOL carry-forwards of approximately $85.5 million, respectively, that are available to reduce future income otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2023 and 2030 and the state NOL carry-forwards will expire at various dates between 2020 and 2030. If it is determined that significant ownership changes have occurred since these NOLs were generated, we may be subject to annual limitations on the use of these NOLs under Internal Revenue Code Section 382 (or comparable provisions of state law). We have not yet completed a formal evaluation of whether our IPO resulted in certain changes in ownership that would limit our ability to utilize a portion of our NOL carry-forwards.
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

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)

RESEARCH AND DEVELOPMENT EXPENSES	$1,757	$3,065
GENERAL AND ADMINISTRATIVE EXPENSES	1,540	904
MARKETING EXPENSES	1,117	247
TOTAL OPERATING EXPENSES	4,414	4,216
INTEREST AND OTHER INCOME	12	2
INTEREST EXPENSE	(295)	(474)
DECREASE IN FAIR VALUE OF DERIVATIVE	—	3,265
LOSS FROM CONTINUING OPERATIONS	$(4,697)	$(1,423)
Three months ended March 31, 2011 compared to the three months ended March 31, 2010
Research and development expenses. Research and development expenses decreased by approximately $1.4 million, or 45.2%, to approximately $1.7 million for the three months ended March 31, 2011 compared to approximately $3.1 million for the three months ended March 31, 2010. The decrease was primarily attributable to a decrease in costs for our FAME Study of approximately $1.5 million primarily attributable to decreases of $560,000 for our CRO, $510,000 for clinical trial site costs, and $130,000 for our third party reading center for the analysis of retinal images as the FAME Study was completed in 2010, and $200,000 for the preparation of retinal images for our NDA incurred in the first quarter of 2010. Offsetting this decrease was an increase of approximately $220,000 in costs associated with contracting medical science liaisons to engage with retina specialists in the study of ILUVIEN.

General and administrative expenses. General and administrative expenses increased by approximately $600,000, or 66.7%, to approximately $1.5 million for the three months ended March 31, 2011 compared to approximately $900,000 for the three months ended March 31, 2010. The increase was primarily attributable to increases of approximately $270,000 in costs incurred after our IPO in April 2010 associated with operating as a public company including primarily additional audit, tax and legal fees, increased directors’ and officers’ insurance costs, and board of directors’ compensation, $160,000 in higher stock compensation costs, and $120,000 in higher salary costs.
Marketing expenses. Marketing expenses increased by approximately $900,000 or 450.0%, to approximately $1.1 million for the three months ended March 31, 2011 compared to approximately $200,000 for the three months ended March 31, 2010. This increase was primarily attributable to increases of approximately $530,000 in compensation costs related to the hiring of additional key personnel in the second half of 2010 in advance of the launch of ILUVIEN previously anticipated to occur in the first half of 2011, and $230,000 in costs related to our advertising agency’s development of a detailed advertising and promotional plan for the commercial launch of ILUVIEN.
Interest expense. Interest expense decreased by approximately $200,000, or 40.0%, to approximately $300,000 for the three months ended March 31, 2011 compared to approximately $500,000 for the three months ended March 31, 2010. Interest expense for the three months ended March 31, 2011 was incurred in connection with our Credit Facility with Silicon Valley Bank and MidCap Financial LLP, secured in the fourth quarter of 2010. Interest expense for the three months ended March 31, 2010 was incurred in connection with our $15.0 million dollar promissory note payable to pSivida. Our promissory note to pSivida was repaid in April 2010.
Decrease in fair value of preferred stock conversion feature. For the three months ended March 31, 2010, we recognized a gain of approximately $3.3 million related to the decrease of the fair value of the conversion feature of our preferred stock. The conversion feature of our preferred stock was eliminated in connection with our IPO in April 2010.
Income from discontinued operations
We recognized income from discontinued operations during the three months ended March 31, 2010 of $4.0 million for a payment we received from Bausch & Lomb. This payment was related to the exercise by Bausch & Lomb of its option to extend by two years the period during which it may continue to develop an allergy product acquired from us in 2006. We did not have any income or loss from discontinued operations for the three months ended March 31, 2011.
Liquidity and Capital Resources
To date we have incurred recurring losses, negative cash flow from operations, and have accumulated a deficit of $193.6 million from our inception through March 31, 2011. Prior to our IPO in April 2010, we funded our operations through the private placement of common stock, preferred stock, preferred stock warrants and convertible debt, as well as by the sale of certain assets of the non-prescription business in which we were previously engaged.
On April 21, 2010, our Registration Statement on Form S-1 (as amended) was declared effective by the SEC for our IPO, pursuant to which we sold 6,550,000 shares of our common stock at a public offering price of $11.00 per share. We received net proceeds of approximately $68.4 million from this transaction, after deducting underwriting discounts and commissions. In October 2010, we obtained a $32.5 million senior secured credit facility (Credit Facility) to help fund our working capital requirements. The Credit Facility consists of a $20.0 million working capital revolver and a $12.5 million term loan. The lenders have advanced $6.25 million under the term loan and may advance the remaining $6.25 million following FDA approval of ILUVIEN, but no later than July 31, 2011. Given the status of the FDA’s review of the ILUVIEN NDA, it is unlikely that FDA approval would occur prior to July 31, 2011. We are in discussions with the lenders to amend the terms of the Credit Facility to, among other things, extend the availability of the term loan and the working capital revolver. However, there are no assurances that the Credit Facility will be amended. We may draw on the working capital revolver against eligible, domestic accounts receivable, as defined, subsequent to the launch of ILUVIEN. To secure the repayment of any amounts borrowed under the Term Loan Agreement, we granted to the Lenders a first priority security interest in all of our assets, other than our intellectual property, provided that, for any date during which the notes are outstanding, our unrestricted balance sheet cash and cash equivalents plus the excess available under the Term Loan Agreement is less than the product of six times the monthly cash burn amount. In the event we fail to meet this financial condition, a curable lien will be imposed on our intellectual property. Should such a lien event take place, the lien would remain in force until such date that the Company’s unrestricted cash and cash equivalents plus the excess available under the Term Loan Agreement was equal to or greater than twelve times the monthly cash burn amount. We also agreed not to pledge or otherwise encumber our intellectual property assets. Additionally, we must seek the lenders’ approval prior to the payment of any cash dividends. As of March 31, 2011, we had approximately $49.5 million in cash and cash equivalents and $500,000 of investments. We believe that we have sufficient funds available to fund our operations through the projected commercialization of ILUVIEN and the expected generation of revenue in late 2011. The commercialization of ILUVIEN is dependent upon approval by the FDA, however, and we cannot be sure that ILUVIEN will be approved by the FDA or that, if approved, future sales of ILUVIEN will generate enough revenue to fund the Company’s operations beyond its commercialization. Due to the uncertainty around FDA approval, management cannot be certain that we will not need additional funds for the commercialization of ILUVIEN. If ILUVIEN is not approved, or if approved, does not generate sufficient revenue, we may adjust our commercial plans so that we can continue to operate with our existing cash resources or seek to raise additional financing.

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
As of March 31, 2011, we had $50.0 million in cash, cash equivalents and short term government backed securities. We have invested a substantial portion of our available cash in money market funds placed with a reputable financial institution for which credit loss is not anticipated. We have established guidelines relating to diversification and maturities of our investments to preserve principle and maintain liquidity.
For the three months ended March 31, 2011, cash used in our continuing operations of $5.0 million was primarily due to our net loss from continuing operations of $4.7 million offset by non-cash stock-based compensation and other expense of $440,000. Further increasing our cash used in continuing operations was a net decrease in accounts payable, accrued expenses and other current liabilities of $1.1 million, offset by a decrease in prepaid expenses and other current assets of $230,000. Accounts payable, accrued expenses and other current liabilities decreased primarily due to net decreases of $620,000 of amounts paid to providers of advertising, corporate communications, and medical marketing services for pre-launch activities due to the postponement of the launch of ILUVIEN previously anticipated to occur in the first half of 2011, $410,000 of amounts paid to investigators in our FAME study, and $280,000 of accrued compensation that was paid in the first quarter. Prepaid and other current assets decreased primarily due to the collection of interest receivable on a portion of our investment portfolio that matured during the three months ended March 31, 2011.
For the three months ended March 31, 2010, cash used in our continuing operations of $4.6 million was primarily due to our net loss from continuing operations of $1.4 million increased by a non-cash gain of $3.3 million related to the change in fair value of our preferred stock conversion feature and offset by a non-cash charge of $110,000 in stock-based compensation and other expense. Further increasing our net losses from continuing operations were increases in accounts payable and accrued expenses and other current liabilities of $200,000 and in prepaid expenses and other current assets of $120,000, and a decrease in other long-term liabilities of $180,000. The increase in accounts payable and accrued and other current liabilities is primarily attributable to increases of $400,000 of clinical trial expenses, $360,000 of accrued short-term interest on the pSivida note payable, $240,000 of deferred financing accrued in connection with our IPO, and $170,000 of professional services fees accrued for the preparation of our new drug application for ILUVIEN, offset by a decrease of $1.5 million of clinical trial site accruals for payments to our investigators. Prepaid expenses and other current assets increased primarily due to $200,000 of advances to third-party manufacturers of ILUVIEN. The increase in other long-term liabilities is due to a portion of the interest accrued on our promissory note to pSivida moving to a current liability
For the three months ended March 31, 2011, net cash from our investing activities of continuing operations was $25.8 million, which was due to the maturation of investments. For the three months ended March 31, 2010, cash provided primarily by our investing activities of $4.0 million was provided by our discontinued operations when we received $4.0 million from Bausch & Lomb upon the exercise by Bausch & Lomb of its option to extend the period during which it may continue to develop an allergy product acquired from us in 2006 by two years.
For the three months ended March 31, 2011, net cash provided by our financing activities was $110,000, which was primarily attributable to proceeds from the exercise of stock options. For the three months ended March 31, 2010, net cash provided by our financing activities was $10.1 million which was primarily attributable to the net proceeds of $9.9 million received from the exercise of Series C-1 preferred stock warrants, and proceeds of $150,000 from the exercise of common stock warrants.
Contractual Obligations and Commitments
There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 25, 2011.

Our Credit Facility
Term Loan Agreement
On October 14, 2010 (Effective Date), we entered into a Loan and Security Agreement with Silicon Valley Bank and MidCap Financial LLP (Lenders) under which we may borrow up to $12.5 million (Term Loan Agreement). The lenders advanced $6.25 million on the Effective Date (Initial Tranche) and may advance the remaining $6.25 million following FDA approval of ILUVIEN, but no later than July 31, 2011 (Second Tranche). Given the status of the FDA’s review of the NDA for ILUVIEN, it is unlikely that FDA approval would occur prior to July 31, 2011. We are in discussions with the Lenders to amend the terms of the Term Loan Agreement to, among other things, extend the availability of the term loan. However, there are no assurances that the Term Loan Agreement will be amended. To secure the repayment of any amounts borrowed under the Term Loan Agreement, we granted to the lenders a first priority security interest in all of our assets, other than our intellectual property (provided that in the event we fail to meet certain financial conditions, a curable lien will be imposed on our intellectual property). We also agreed not to pledge or otherwise encumber our intellectual property assets.
We are required to maintain our primary operating and other deposit accounts and securities accounts with Silicon Valley Bank, which accounts must represent at least 50% of the dollar value of our accounts at all financial institutions.
We will be required to pay interest on the Initial Tranche at a rate of 11.5% on a monthly basis through July 31, 2011. Thereafter, we will be required to repay the principal, plus interest at such rate if the Second Tranche were advanced to us prior to February 28, 2011 (and plus interest at a rate of 12% if the Second Tranche were advanced to us after February 28, 2011), in 27 equal monthly installments. We did not draw the Second Tranche prior to February 28, 2011. We paid to the lenders an upfront fee of $62,500, and will pay to the lenders an additional final payment of 3% of the total principal amount. In addition, if we repay the Initial Tranche or the Second Tranche (if it is advanced to us) prior to maturity, we will pay to the lenders a prepayment penalty of 5% of the total principal amount if the prepayment occurs within one year after the Effective Date, 3% of the total principal amount if the prepayment occurs between one and two years after the Effective Date and 1% of the total principal amount of the prepayment occurs thereafter (each a Prepayment Penalty), provided in each case that such Prepayment Penalty will be reduced by 50% in the event we are acquired.
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
In connection with entering into this agreement, we issued to the Lenders warrants to purchase an aggregate of up to 39,773 shares of our common stock. Each of the warrants is exercisable immediately, has a per-share exercise price of $11.00 and has a term of 10 years. In addition, the Lenders will have certain registration rights with respect to the shares of common stock issuable upon exercise of the warrants. We estimated the aggregate fair value of the warrants, using the Black-Scholes model, to be $389,000. We allocated a portion of the proceeds from the Term Loan Agreement to the warrants in accordance with ASC 470-20-25-2, Debt Instruments with Detachable Warrants. As a result, we recorded a discount of $366,000 which is being amortized to interest expense using the effective interest method. If the Second Tranche is advanced to us, we will issue to the lenders warrants to purchase an aggregate of up to 39,773 shares of our common stock.
Working Capital Revolver
Also on the Effective Date, we and Silicon Valley Bank entered into a Loan and Security Agreement (Working Capital Revolver), pursuant to which we obtained a secured revolving line of credit from Silicon Valley Bank with borrowing availability up to $20.0 million. The Company is in discussions with the lenders to amend the terms of the Working Capital Revolver to, among other things, extend its availability.
The Working Capital Revolver provides for a working capital-based revolving line of credit in an aggregate amount of up to the lesser of (i) $20.0 million, or (ii) 85% of eligible domestic accounts receivable. The Working Capital Revolver matures on October 31, 2013.
Amounts advanced under the Working Capital Revolver bear interest at an annual rate equal to Silicon Valley Bank’s prime rate plus 2.50% (with a rate floor of 6.50%). Interest on the Working Capital Revolver is due monthly, with the balance due at the maturity date. We paid to Silicon Valley Bank an upfront fee of $100,000. In addition, if we terminate the Working Capital Revolver prior to maturity, we will pay to Silicon Valley Bank a fee of $400,000 if the termination occurs within one year after the Effective Date and a fee of $200,000 if the termination occurs more than one year after the Effective Date (each a Termination Fee), provided in each case that such Termination Fee will be reduced by 50% in the event we are acquired.
To secure the repayment of any amounts borrowed under the Working Capital Revolver, we granted to Silicon Valley Bank a first priority security interest in all of our assets, other than our intellectual property, provided that, for any date during which the notes are outstanding, our unrestricted balance sheet cash and cash equivalents plus the excess available under the Term Loan Agreement are less than the product of six times the monthly cash burn amount. In the event we fail to meet this financial condition, a curable lien will be imposed on our intellectual property. Should such a lien event take place, the lien would remain in force until such date that our unrestricted cash and cash equivalents plus the excess available under the Term Loan Agreement were equal to or greater than twelve times the monthly cash burn amount. We also agreed not to pledge or otherwise encumber its intellectual property assets. Additionally, we must seek Silicon Valley Bank’s approval prior to the payment of any cash dividends.
The occurrence of an event of default could result in the acceleration of our obligations under the Working Capital Revolver and an increase to the applicable interest rate, and would permit Silicon Valley Bank to exercise remedies with respect to the collateral under the Revolving Loan Agreement.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance.
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
ITEM 3 Qualitative and Quantitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of March 31, 2011, we had approximately $50.0 million in cash, cash equivalents, and investments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
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
ITEM 4 Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed and summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of the our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A Risk Factors
In our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 25, 2011, we identify under Item 1A important factors which could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. There have been no material changes in our risk factors subsequent to the filing of our Form 10-K for the fiscal year ended December 31, 2010. However, the risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.
ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds
On April 21, 2010, our Registration Statement on Form S-1 (File No. 333-162782) was declared effective by the SEC for our IPO, pursuant to which we sold 6,550,000 shares of our common stock at a public offering price of $11.00 per share. We received net proceeds of approximately $66.1 million from this transaction, after deducting underwriting discounts, commissions and other offering costs. On April 27, 2010 we paid $15.2 million to pSivida to satisfy our $15.0 million note payable and accrued but unpaid interest thereon.
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

Alimera Sciences, Inc.
/s/ C. Daniel Myers
C. Daniel Myers
Chief Executive Officer and President (Principal executive officer)
May 9, 2011

/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
Chief Operating Officer and Chief Financial Officer (Principal financial and accounting officer)
May 9, 2011

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