Form 10-Q
period 2011-06-30
ALIMERA SCIENCES INC
filed 2011-08-05
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34703
Alimera Sciences, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0028718 (I.R.S. Employer Identification No.)

6120 Windward Parkway, Suite 290
Alpharetta, GA	30005
(Address of principal executive offices)	(Zip Code)
(678) 990-5740
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, there were 31,392,972 shares of the registrant’s common stock issued and outstanding.

ALIMERA SCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	2

Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	2

Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited)	3

Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	4

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6. Exhibits	32

Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1	Financial Statements
ALIMERA SCIENCES, INC.
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands except share and
	per share data)

CURRENT ASSETS:
Cash and cash equivalents	$43,932	$28,514
Investments in marketable securities	502	26,330
Prepaid expenses and other current assets	954	1,078
Deferred financing costs	265	272

Total current assets	45,653	56,194
PROPERTY AND EQUIPMENT — at cost less accumulated depreciation	221	220

TOTAL ASSETS	$45,874	$56,414

CURRENT LIABILITIES:
Accounts payable	$1,431	$1,677
Accrued expenses (Note 5)	1,352	2,731
Outsourced services payable	335	841
Notes payable (Note 7)	2,083	1,157
Capital lease obligations	11	11

Total current liabilities	5,212	6,417
LONG-TERM LIABILITIES:
Notes payable, net of discount — less current portion (Note 7)	4,000	4,767
Other long-term liabilities	12	18
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value — 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2011 and at December 31, 2010	—	—
Common stock, $.01 par value — 100,000,000 shares authorized and 31,392,972 shares issued and outstanding at June 30, 2011 and 100,000,000 shares authorized and 31,255,953 shares issued and outstanding at December 31, 2010	314	313
Additional paid-in capital	234,680	233,338
Common stock warrants	415	415
Accumulated deficit	(198,759)	(188,854)

TOTAL STOCKHOLDERS’ EQUITY	36,650	45,212

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,874	$56,414

See Notes to Financial Statements.

ALIMERA SCIENCES, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands except share and per share data)

RESEARCH AND DEVELOPMENT EXPENSES	$1,751	$4,140	$3,508	$7,205
GENERAL AND ADMINISTRATIVE EXPENSES	1,866	1,174	3,406	2,078
MARKETING EXPENSES	1,309	379	2,426	626

OPERATING EXPENSES	4,926	5,693	9,340	9,909
INTEREST INCOME	2	14	14	16
INTEREST EXPENSE	(284)	(144)	(579)	(618)
GAIN ON EARLY EXTINGUISHMENT OF DEBT (NOTE 6)	—	1,343	—	1,343
DECREASE IN FAIR VALUE OF PREFERRED STOCK CONVERSION FEATURE	—	379	—	3,644

LOSS FROM CONTINUING OPERATIONS	(5,208)	(4,101)	(9,905)	(5,524)
INCOME FROM DISCONTINUED OPERATIONS (NOTE 3)	—	—	—	4,000

NET LOSS	(5,208)	(4,101)	(9,905)	(1,524)
REDEEMABLE PREFERRED STOCK ACCRETION	—	(107)	—	(466)
REDEEMABLE PREFERRED STOCK DIVIDENDS	—	(613)	—	(2,638)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(5,208)	$(4,821)	$(9,905)	$(4,628)

NET LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS — Basic and diluted	$(0.17)	$(0.20)	$(0.32)	$(0.36)

WEIGHTED-AVERAGE SHARES OUTSTANDING — Basic and diluted	31,354,243	24,293,458	31,316,181	13,008,707

See Notes to Financial Statements.

ALIMERA SCIENCES, INC.
STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,905)	$(1,524)
Income from discontinued operations (Note 3)	—	(4,000)
Change in fair value of preferred stock conversion feature	—	(3,644)
Gain from early extinguishment of debt	—	(1,343)
Depreciation	79	95
Stock compensation and other	1,041	379
Amortization of deferred financing costs	216	—
Non-cash investment gain	—	5
Changes in assets and liabilities:
Prepaid expenses and other current assets	124	(599)
Accounts payable	(246)	(63)
Accrued expenses and other current liabilities	(1,885)	(92)
Other long-term liabilities	—	2

Net cash used in operating activities	(10,576)	(10,784)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	(14,550)
Proceeds from maturities of investments	25,828	—
Purchases of property and equipment	(80)	(47)

Net cash provided by (used in) investing activities of continuing operations	25,748	(14,597)
Net cash provided by investing activities of discontinued operations (Note 3)	—	4,000

Net cash provided by (used in) investing activities	25,748	(10,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	190	20
Proceeds from exercise of Series C-1 preferred warrants	—	9,997
Proceeds from exercise of common stock warrants	—	458
Proceeds from sale of common stock	111	68,395
Payment of common stock offering costs	—	(1,708)
Repayment of pSivida note payable (Note 6)	—	(15,000)
Payment of debt modification costs	(50)	—
Payments on capital lease obligations	(5)	(4)

Net cash provided by financing activities	246	62,158

NET INCREASE IN CASH	15,418	40,777
CASH — Beginning of period	28,514	4,858

CASH — End of period	$43,932	$45,635

	Six Months Ended
	June 30,
	2011	2010

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$325	$525

Supplemental schedule of noncash investing and financing activities:
Property and equipment acquired under capital leases	$—	$36

Reclassification of fair value of preferred stock conversion feature to additional paid-in capital	$—	$36,528

IPO issuance costs charged to equity	$—	$4,228

There were no income tax or dividend payments made for the six months ended June 30, 2011 and 2010.
See Notes to Financial Statements.

ALIMERA SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
1. Nature of Operations
Alimera Sciences, Inc. (“Company”) is a biopharmaceutical company that specializes in the research, development, and commercialization of ophthalmic pharmaceuticals. The Company was formed on June 4, 2003 under the laws of the State of Delaware.
On April 21, 2010, the Company’s Registration Statement on Form S-1 (as amended) was declared effective by the Securities and Exchange Commission (“SEC”) for the Company’s initial public offering (“IPO”), pursuant to which the Company sold 6,550,000 shares of its common stock at a public offering price of $11.00 per share. The Company received net proceeds of approximately $68,395,000 from this transaction, after deducting underwriting discounts and commissions.
During the year ended December 31, 2006, management and the board of directors of the Company approved a plan to discontinue the operations of its non-prescription business (see Note 3). As a result of the completion of the disposal of its non-prescription business in July 2007, the Company no longer has active products and will not have active products until and unless the Company receives U.S. Food and Drug Administration (“FDA”) approval and launches its initial prescription product (see Note 4).
The Company is presently focused on diseases affecting the back of the eye, or retina, because the Company’s management believes these diseases are not well treated with current therapies and represent a significant market opportunity. The Company’s most advanced product candidate is ILUVIEN, which is being developed for the treatment of diabetic macular edema (“DME”). DME is a disease of the retina which affects individuals with diabetes and can lead to severe vision loss and blindness. The Company has completed its two Phase 3 pivotal clinical trials (collectively referred to as the “FAME Study”) for ILUVIEN involving 956 patients in sites across the U.S., Canada, Europe and India to assess the efficacy and safety of ILUVIEN in the treatment of DME.
In June 2010, the Company submitted a New Drug Application (“NDA”) for ILUVIEN to the FDA that included data through month 24 of the FAME Study. In December 2010, the FDA issued a Complete Response Letter (“CRL”) in response to the Company’s NDA. In the CRL, the FDA communicated its decision that the NDA could not be approved in its then present form. No new clinical studies were requested in the CRL. However, the FDA asked for analyses of the safety and efficacy data through month 36 of the FAME Study, including exploratory analyses in addition to those previously submitted in the NDA, to further assess the relative benefits and risks of ILUVIEN. The FDA also sought additional information regarding controls and specifications concerning the manufacturing, packaging and sterilization of ILUVIEN. In May 2011, the Company submitted to the FDA a complete response to the CRL. The FDA classified the response as a Class 2 resubmission with a Prescription Drug User Fee Act (“PDUFA”) date of November 12, 2011. The PDUFA date is the date by which the Company can reasonably expect to have received the FDA’s response. In July 2011 the FDA notified the Company that it will not call an advisory committee during this review.
In July 2010, using the Decentralized Procedure, the Company submitted a Marketing Authorization Application for ILUVIEN to the Medicines and Healthcare products Regulatory Agency (“MHRA”) in the United Kingdom, which serves as the Reference Member State, and to regulatory authorities in Austria, France, Germany, Italy, Portugal and Spain. In November 2010, the Company received the Preliminary Assessment Report from the MHRA followed by additional comments from the other health authorities in December 2010. In July 2011, the Company submitted its draft responses to the clinical, non-clinical, and quality questions to the MHRA. The submission included the additional safety and efficacy data through the final readout at the end of the FAME Study. The MHRA will provide comments to the Company’s draft responses and the Company anticipates submitting the final response to the MHRA and other health authorities by December 31, 2011.
2. Basis of Presentation
The Company has prepared the accompanying unaudited interim financial statements and notes thereto in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10-01 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s interim financial information.
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

ALIMERA SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
3. Discontinued Operations
In October 2006, management and the board of directors of the Company approved a plan to discontinue the operations of its non-prescription ophthalmic pharmaceutical business (“OTC Business”). The plan included the sale of the assets of the Company’s OTC Business and also the termination of its sales and marketing personnel. The Company previously determined that the discontinued OTC Business comprised operations and cash flows that could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. Accordingly, the results of operations for the discontinued OTC Business have been presented as discontinued operations. During the six months ended June 30, 2010, the Company received a $4,000,000 option payment from the acquirer of the assets of the OTC Business to provide it with an additional two years to develop one of the acquired products. There were no revenues or expenses from discontinued operations during the six month period ended June 30, 2011. The following table presents basic and diluted earnings per share from discontinued operations for the six months ended June 30, 2010:

Net income from discontinued operations (in thousands)	$4,000
Net income from discontinued operations per share — Basic and diluted	$0.31
Weighted-average shares outstanding — Basic and diluted	13,008,707
4. Factors Affecting Operations
To date the Company has incurred recurring losses, negative cash flow from operations, and has accumulated a deficit of $198,759,000 from the Company’s inception through June 30, 2011. The Company does not expect to generate revenues from its product, ILUVIEN, until early 2012, if at all, and therefore does not expect to have cash flow from operations until 2012, if at all. As of June 30, 2011, the Company had approximately $44,434,000 in cash, cash equivalents, and investments in marketable securities. In October 2010, the Company obtained a $32,500,000 senior secured credit facility (“Credit Facility”) to help fund its working capital requirements (see note 7). The Credit Facility consisted of a $20,000,000 working capital revolver and a $12,500,000 term loan. The lenders advanced $6,250,000 under the term loan and the remaining $6,250,000 was available to be advanced following FDA approval of ILUVIEN, but no later than July 31, 2011. In May 2011, the Company and its lenders amended the terms of the Credit Facility to, among other things, extend the FDA approval deadline for the second advance under the term loan to December 31, 2011, and to increase the amount available under the second advance of the term loan from $6,250,000 to $11,000,000. Management believes it has sufficient funds available to fund its operations through the projected launch of ILUVIEN and the expected generation of revenue in early 2012. The commercialization of ILUVIEN is dependent upon approval by the FDA, however, and management cannot be sure that ILUVIEN will be approved by the FDA or that, if approved, future sales of ILUVIEN will generate enough revenue to fund the Company’s operations beyond its launch. Due to the uncertainty around FDA approval, management also cannot be certain that the Company will not need additional funds for the launch of ILUVIEN. If ILUVIEN is not approved, or if approved, does not generate sufficient revenue, the Company may adjust its commercial plans so that it can continue to operate with its existing cash resources or seek to raise additional financing.
5. Accrued Expenses
Accrued expenses consisted of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
Accrued clinical investigator expenses	$647	$1,911
Accrued compensation expenses	649	730
Other accrued expenses	56	90

Total accrued expenses	$1,352	$2,731

ALIMERA SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
6. pSivida Agreement
In March 2008, in connection with the Company’s collaboration agreement with pSivida U.S., Inc. (“pSivida”), the licensor of the ILUVIEN technology, the Company and pSivida amended and restated the agreement to provide the Company with 80% of the net profits and pSivida with 20% of the net profits. In connection with the amended and restated agreement , the Company also agreed to:
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
The $15,000,000 promissory note accrued interest at 8% payable quarterly and was payable in full to pSivida upon the earlier of a liquidity event as defined in the note (including an initial public offering of the Company’s common stock greater than $75,000,000), the occurrence of an event of default under the Company’s agreement with pSivida or September 30, 2012. If the note was not paid in full by March 31, 2010, the interest rate was to increase to 20% effective as of April 1, 2010, and the Company would be required to begin making principal payments of $500,000 per month. On April 27, 2010, the Company paid pSivida $15,225,000 in principal and interest to satisfy the note payable. As a result, the Company recognized a gain of $1,343,000 on the extinguishment of this debt in the accompanying financial statements for the three and six month periods ended June 30, 2010.
The Company’s license rights to pSivida’s proprietary delivery device could revert to pSivida if the Company were to (i) fail twice to cure its breach of an obligation to make certain payments to pSivida following receipt of written notice thereof; (ii) fail to cure other breaches of material terms of its agreement with pSivida within 30 days after notice of such breaches or such longer period (up to 90 days) as may be reasonably necessary if the breach cannot be cured within such 30-day period; (iii) file for protection under the bankruptcy laws, make an assignment for the benefit of creditors, appoint or suffer appointment of a receiver or trustee over its property, file a petition under any bankruptcy or insolvency act or have any such petition filed against it and such proceeding remains undismissed or unstayed for a period of more than 60 days; or (iv) notify pSivida in writing of its decision to abandon its license with respect to a certain product using pSivida’s proprietary delivery device. The Company was not in breach of its agreement with pSivida as of June 30, 2011.
Upon commercialization of ILUVIEN, the Company must share 20% of net profits of ILUVIEN, as defined by the agreement, with pSivida. In connection with this arrangement the Company is entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of June 30, 2011 and December 31, 2010 the Company was owed $2,972,000 and $2,224,000, respectively, in commercialization costs. Due to the uncertainty of FDA approval of the NDA for ILUVIEN, the Company has fully reserved these amounts in the accompanying financial statements.

ALIMERA SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
7. Term Loan and Working Capital Revolver
Term Loan
On October 14, 2010 (“Effective Date”), the Company entered into a Loan and Security Agreement (“Term Loan Agreement”) with Silicon Valley Bank and MidCap Financial LLP (“Lenders”). Pursuant to the original terms of the Term Loan Agreement, the Company was entitled to borrow up to $12.5 million, of which $6.25 million (“Term Loan A”) was advanced to the Company on the Effective Date. The Company was entitled to draw down the remaining $6.25 million under the Term Loan (“Term Loan B” and together with Term Loan A, the “Term Loan”) if the FDA approved the Company’s NDA for ILUVIEN prior to or on July 31, 2011. On May 16, 2011, the Company and the Lenders amended the Term Loan Agreement (“Term Loan Modification”) to, among other things, extend until December 31, 2011 the date by which the FDA must approve the NDA in order for the Company to draw down Term Loan B and increase the amount of Term Loan B by $4.75 million to $11.0 million. In addition, the maturity date of the Term Loan was extended from October 31, 2013 to April 30, 2014 ( “Term Loan Maturity Date”).
The Company is required to pay interest on Term Loan A at a rate of 11.5% on a monthly basis through July 31, 2011, and then is required to repay the principal in 33 equal monthly installments, beginning August 2011, plus interest at a rate of 11.5%. The Company is required to pay interest at a rate of 12.5% on the amount borrowed, if any, under Term Loan B through April 30, 2012, and thereafter will be required to repay the principal in equal monthly installments through the Term Loan Maturity Date, plus interest at a rate of 12.5%.
If the Company repays Term Loan A prior to maturity, the Company must pay to the Lenders a prepayment fee equal to 5.0% of the total amount of principal then outstanding if the prepayment occurs within one year after the funding date of Term Loan A (“Term Loan A Funding Date”), 3.0% of such amount if the prepayment occurs between one year and two years after the Term Loan A Funding Date and 1.0% of such amount if the prepayment occurs thereafter (subject to a 50% reduction in the event that the prepayment occurs in connection with an acquisition of the Company). If Term Loan B is advanced to the Company, then the amount of the prepayment fee on both Term Loan A and Term Loan B will be reset to 5.0% and the time-based reduction of the prepayment fee will be measured from the funding date of Term Loan B (subject to the same 50% reduction in the event of an acquisition of the Company), rather than from the Term Loan A Funding Date.
To secure the repayment of any amounts borrowed under the Term Loan Agreement, the Company granted to the Lenders a first priority security interest in all of its assets, including its intellectual property, however, the lien on the Company’s intellectual property will be released if the Company meets certain financial conditions. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Term Loan Agreement and an increase to the applicable interest rate, and would permit the Lenders to exercise remedies with respect to the collateral under the Term Loan Agreement. The Company also agreed not to pledge or otherwise encumber its intellectual property assets. Additionally, the Company must seek the Lenders’ approval prior to the payment of any cash dividends.

ALIMERA SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
On the Effective Date, the Company issued to the Lenders warrants to purchase an aggregate of up to 39,773 shares of the Company’s common stock. Each of the warrants is exercisable immediately, has a per-share exercise price of $11.00 and has a term of 10 years. The Company estimated the fair value of warrants granted using the Black-Scholes option pricing model. The aggregate fair value of the warrants was estimated to be $389,000. The Company allocated a portion of the proceeds from the Term Loan Agreement to the warrants in accordance with Accounting Standards Codification (“ASC”) 470-20-25-2, Debt Instruments with Detachable Warrants. As a result, the Company recorded a discount of $366,000 which is being amortized to interest expense using the effective interest method. The Lenders also hold warrants to purchase an aggregate of up to 69,999 shares of the Company’s common stock, which are exercisable only if Term Loan B is advanced to the Company. Each of these warrants has a per share exercise price of $11.00 and a term of 10 years. In addition, the Lenders will have certain registration rights with respect to the shares of common stock issuable upon exercise of all of their warrants. The Company paid to the Lenders an upfront fee of $62,500 on the Effective Date and an additional fee of $50,000 in connection with the Term Loan Modification. In accordance with ASC 470-50-40-17, Debt — Modifications and Extinguishments, the Company is amortizing the unamortized discount on Term Loan A and the $50,000 modification fee over the remaining term of Term Loan A, as modified.
The Company is required to maintain its primary operating and other deposit accounts and securities accounts with Silicon Valley Bank, which accounts must represent at least 50% of the dollar value of the Company’s accounts at all financial institutions.
Working Capital Revolver
Also on the Effective Date, the Company and Silicon Valley Bank entered into a Loan and Security Agreement, pursuant to which the Company obtained a secured revolving line of credit (“Working Capital Revolver”) from Silicon Valley Bank with borrowing availability up to $20,000,000 (“Revolving Loan Agreement”). On May 16, 2011, the Company and the Lenders amended the Revolving Loan Agreement to extend the maturity date of the Working Capital Revolver from October 31, 2013 to April 30, 2014.
The Working Capital Revolver is a working capital-based revolving line of credit in an aggregate amount of up to the lesser of (i) $20,000,000, or (ii) 85% of eligible domestic accounts receivable. As of June 30, 2011, no amounts under the Working Capital Revolver were available to the Company.
Amounts advanced under the Working Capital Revolver will bear interest at an annual rate equal to Silicon Valley Bank’s prime rate plus 2.50% (with a rate floor of 6.50%). Interest on the Working Capital Revolver will be due monthly, with the balance due at the maturity date. On the Effective Date, the Company paid to Silicon Valley Bank an upfront fee of $100,000. In addition, if the Company terminates the Working Capital Revolver prior to maturity, it will pay to Silicon Valley Bank a fee of $400,000 if the termination occurs within one year after the Effective Date and a fee of $200,000 if the termination occurs more than one year after the Effective Date (each a “Termination Fee”), provided in each case that such Termination Fee will be reduced by 50% in the event of an acquisition of the Company.
To secure the repayment of any amounts borrowed under the Revolving Loan Agreement, the Company granted to Silicon Valley Bank a first priority security interest in all of its assets, including its intellectual property, however, the lien on the Company’s intellectual property will be released if the Company meets certain financial conditions. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Revolving Loan Agreement and an increase to the applicable interest rate, and would permit Silicon Valley Bank to exercise remedies with respect to the collateral under the Revolving Loan Agreement. The Company also agreed not to pledge or otherwise encumber its intellectual property assets. Additionally, the Company must seek Silicon Valley Bank’s approval prior to the payment of any cash dividends.

ALIMERA SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Series A preferred stock and convertible accrued dividends	—	2,078,449	—	4,528,187
Series B preferred stock	—	2,120,803	—	4,620,461
Series C preferred stock	—	1,722,989	—	3,753,768
Series C-1 preferred stock	—	861,491	—	1,876,877
Common stock warrants	29,393	127,689	30,009	132,058
Stock options	1,539,230	1,703,118	1,599,046	1,681,875

	1,568,623	8,614,539	1,629,055	16,593,226

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

ALIMERA SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
At each reporting date, the Company adjusted the carrying value of the embedded derivatives to estimated fair value and recognized the change in such estimated value in its statement of operations. The estimated fair value of the derivatives at April 27, 2010 was $36,528,000. The Company recognized a gain of $3,644,000 associated with the change in fair value for the six months ended June 30, 2010. In connection with the IPO, the embedded derivatives were eliminated.
In connection with the Company’s IPO in April 2010, the Company authorized 10,000,000 shares of $0.01 par value preferred stock. No shares of preferred stock were issued or outstanding at June 30, 2011 and December 31, 2010, respectively.
10. Stock Options
During the three months ended June 30, 2011 and 2010, the Company recorded compensation expense related to stock options of approximately $584,000 and $151,000, respectively. During the six months ended June 30, 2011 and 2010, the Company recorded stock compensation expense of approximately $999,000 and $258,000, respectively. As of June 30, 2011, the total unrecognized compensation cost related to non-vested stock options granted was $4,114,000 and is expected to be recognized over a weighted average period of 3.0 years. The following table presents a summary of stock option transactions for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price	Options	Price

Options at beginning of period	2,664,455	$3.87	2,225,778	$2.14	2,741,985	$3.81	2,225,778	$2.14
Grants	65,000	7.67	65,000	11.00	65,000	7.67	65,000	11.00
Forfeitures	(7,500)	11.00	(736)	3.52	(7,500)	11.00	(736)	3.52
Exercises	(44,481)	1.73	(8,731)	2.31	(122,011)	1.55	(8,731)	2.31

Options at end of period	2,677,474		2,281,311		2,677,474		2,281,311

Weighted average per share fair value of options granted during the period	$5.47		$9.05		$5.47		$9.05

The following table provides additional information related to outstanding stock options, fully vested stock options, and stock options expected to vest as of June 30, 2011:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)

Outstanding	2,677,474	$3.98	6.65 years	$12,460
Exercisable	1,843,928	2.37	5.77 years	10,839
Expected to vest	756,496	7.57	8.61 years	1,459

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
At June 30, 2011 and December 31, 2010, the Company had federal net operating loss (“NOL”) carry-forwards of approximately $106,612,000 and $97,813,000 and state NOL carry-forwards of approximately $89,795,000 and $80,995,000, respectively, that are available to reduce future income unless otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2023 and 2030, and the state NOL carry-forwards will expire at various dates between 2020 and 2030.
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
The following table presents information about the Company’s assets measured at fair value on a recurring basis:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)

Cash equivalents(1)	$41,934	$—	$—	$41,934
Investments in marketable debt securities(2)	—	502	—	502

Assets measured at fair value	$41,934	$502	$—	$42,436

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)

Cash equivalents(1)	$27,393	$—	$—	$27,393
Investments in marketable debt securities(2)	—	26,330		26,330

Assets measured at fair value	$27,393	$26,330	$—	$53,723

(1)	The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

(2)	Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. These prices include broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Pricing sources include industry standard data providers, security master files from large financial institutions, and other third party sources which are input into a distribution-curve-based algorithm to determine a daily market value. This creates a “consensus price” or a weighted average price for each security.

PART I. FINANCIAL INFORMATION

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Various statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “targets,” “likely,” “potential,” “continue,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in the Company’s forward-looking statements may not occur and actual results could differ materially from those projected in the Company’s forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:
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
We encourage you to read the discussion and analysis of our financial condition and our financial statements contained in this report. We also encourage you to read Item 1A of Part II of this report entitled “Risk Factors” and Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which contain a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of Part II of this report and Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the SEC from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. There can be no assurance that the actual result or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Overview
We are a biopharmaceutical company that specializes in the research, development and commercialization of prescription ophthalmic pharmaceuticals. We are presently focused on diseases affecting the back of the eye, or retina, because we believe these diseases are not well treated with current therapies and represent a significant market opportunity.
Our most advanced product candidate is ILUVIEN, which we are developing for the treatment of diabetic macular edema (“DME”). DME is a disease of the retina that affects individuals with diabetes and can lead to severe vision loss and blindness. In September 2010, we completed two Phase 3 pivotal clinical trials (collectively, our “FAME Study”) for ILUVIEN involving 956 patients in sites across the U.S., Canada, Europe and India to assess the efficacy and safety of ILUVIEN in the treatment of DME.
In June 2010, we submitted a New Drug Application (“NDA”) for ILUVIEN to the FDA that included data through month 24 of the FAME Study. In December 2010, the FDA issued a Complete Response Letter (“CRL”) in response to our NDA. In the CRL, the FDA communicated its decision that the NDA could not be approved in its then present form. No new clinical studies were requested in the CRL. However, the FDA asked for analyses of the safety and efficacy data through month 36 of the FAME Study, including exploratory analyses in addition to those previously submitted in the NDA, to further assess the relative benefits and risks of ILUVIEN. The FDA also sought additional information regarding controls and specifications concerning the manufacturing, packaging and sterilization of ILUVIEN. In May 2011, we submitted to the FDA a complete response to the CRL. The FDA classified the response as a Class 2 resubmission with a Prescription Drug User Fee Act (“PDUFA”) date of November 12, 2011. The PDUFA date is the date by which we can reasonably expect to have received the FDA’s response. In July 2011 the FDA notified us that it will not call an advisory committee during this review.
In July 2010, using the Decentralized Procedure, we submitted a Marketing Authorization Application for ILUVIEN to the Medicines and Healthcare products Regulatory Agency (“MHRA”) in the United Kingdom, which serves as the Reference Member State, and to regulatory authorities in Austria, France, Germany, Italy, Portugal and Spain. In November 2010, we received the Preliminary Assessment Report from the MHRA followed by additional comments from the other health authorities in December 2010. In July 2011, we submitted its draft responses to the clinical, non-clinical, and quality questions to the MHRA. The submission included the additional safety and efficacy data through the final readout at the end of the FAME Study. The MHRA will provide comments to our draft responses and we anticipate submitting the final response to the MHRA and other health authorities by December 31, 2011.
If our NDA for ILUVIEN is approved by the FDA, we plan to commercialize ILUVIEN in the U.S. by marketing and selling it to retinal specialists as early as early 2012. In addition to treating DME, ILUVIEN is being studied in three Phase 2 clinical trials for the treatment of the dry form of age-related macular degeneration (“AMD”), the wet form of AMD and retinal vein occlusion (“RVO”).
We intend to seek a collaboration partner for sales and marketing activities outside North America. We currently contract with development partners or outside firms for various operational aspects of our development activities, including the preparation of clinical supplies and have no plans to establish in-house manufacturing capabilities.
We commenced operations in June 2003. Since our inception we have incurred significant losses. As of June 30, 2011, we have accumulated a deficit of $198.8 million. We expect to incur substantial losses through the projected commercialization of ILUVIEN as we:
•	complete the clinical development and registration of ILUVIEN;

•	build our sales and marketing capabilities for the anticipated commercial launch of ILUVIEN in early 2012;

•	add the necessary infrastructure to support our growth;

•	evaluate the use of ILUVIEN for the treatment of other diseases; and

•	advance the clinical development of other new product candidates either currently in our pipeline, or that we may license or acquire in the future.
Prior to our initial public offering (“IPO”), we funded our operations through the private placement of common stock, preferred stock, warrants and convertible debt, as well as by the sale of certain assets of the non-prescription business in which we were previously engaged. On April 21, 2010, our Registration Statement on Form S-1 (as amended) was declared effective by the Securities and Exchange Commission (“SEC”) for our IPO, pursuant to which we sold 6,550,000 shares of our common stock at a public offering price of $11.00 per share. We received net proceeds of approximately $66.1 million from this transaction, after deducting underwriting discounts, commissions and other offering costs.
As of June 30, 2011, we had approximately $44.4 million in cash, cash equivalents, and investments in marketable securities. In addition to our net IPO proceeds, our cash and cash equivalents include the January 2010 receipt of $10.0 million in proceeds from the exercise of outstanding Series C-1 warrants, and a $4.0 million option payment from Bausch & Lomb Incorporated (“Bausch & Lomb”) upon the exercise by Bausch & Lomb of its option to extend by two years the period during which it may continue to develop an allergy product acquired from us in 2006.

In October 2010, we obtained a $32.5 million senior secured credit facility (“Credit Facility”) to help fund our working capital requirements. The Credit Facility consisted of a $20.0 million working capital revolver and a $12.5 million term loan. The lenders advanced $6.25 million under the term loan and the remaining $6.25 million was available for funding following FDA approval of ILUVIEN, but no later than July 31, 2011. In May 2011, the lenders and we amended the terms of the Credit Facility to, among other things, extend the FDA approval deadline for the second advance under the term loan to December 31, 2011, and to increase the amount available under the second advance of the term loan from $6.25 million to $11.0 million. In addition, the maturity date of the Credit Facility was extended from October 31, 2013 to April 30, 2014. We may draw on the working capital revolver against eligible, domestic accounts receivable. As of June 30, 2011, no amounts under the working capital revolver were available.
We do not expect to generate revenues from our product, ILUVIEN, until early 2012, if at all, and therefore we do not expect to have positive cash flow from operations before that time. We believe our cash, cash equivalents, investments in marketable securities and Credit Facility are sufficient to fund our operations through the projected launch of ILUVIEN and the expected generation of revenue in early 2012. The commercialization of ILUVIEN is dependent upon approval by the FDA, however, and we cannot be sure that ILUVIEN will be approved by the FDA or that, if approved, future sales of ILUVIEN will generate enough revenue to fund our operations beyond its launch. Due to the uncertainty around FDA approval, our management cannot be certain that we will not need additional funds for the launch of ILUVIEN. If ILUVIEN is not approved, or if approved, does not generate sufficient revenue, we may adjust our commercial plans so that we can continue to operate with our existing cash resources or seek to raise additional financing.
Our Agreement with pSivida US, Inc.
In February 2005, we entered into an agreement with pSivida US, Inc. (“pSivida”) for the use of fluocinolone acetonide (“FAc”) in pSivida’s proprietary delivery device. pSivida is a global drug delivery company committed to the biomedical sector and the development of drug delivery products. Our agreement with pSivida provides us with a worldwide exclusive license to develop and sell ILUVIEN, which consists of a tiny polyimide tube with membrane caps that is filled with FAc in a polyvinyl alcohol matrix for delivery to the back of the eye for the treatment and prevention of eye diseases in humans (other than uveitis). This agreement also provided us with a worldwide non-exclusive license to develop and sell pSivida’s proprietary delivery device to deliver other corticosteroids to the back of the eye for the treatment and prevention of eye diseases in humans (other than uveitis) or to treat DME by delivering a compound to the back of the eye through a direct delivery method through an incision required for a 25-gauge or larger needle. We do not have the right to develop and sell pSivida’s proprietary delivery device for indications for diseases outside of the eye or for the treatment of uveitis. Further, our agreement with pSivida permits pSivida to grant to any other party the right to use its intellectual property (i) to treat DME through an incision smaller than that required for a 25-gauge needle, unless using a corticosteroid delivered to the back of the eye, (ii) to deliver any compound outside the back of the eye unless it is to treat DME through an incision required for a 25-gauge or larger needle, or (iii) to deliver non-corticosteroids to the back of the eye, unless it is to treat DME through an incision required for a 25-gauge or larger needle.
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

Our Credit Facility
Term Loan
On October 14, 2010 (“Effective Date”), we entered into a Loan and Security Agreement (“Term Loan Agreement”) with Silicon Valley Bank and MidCap Financial LLP (“Lenders”). Pursuant to the original terms of the Term Loan Agreement, we were entitled to borrow up to $12.5 million, of which $6.25 million (“Term Loan A”) was advanced to us on the Effective Date. We were entitled to draw down the remaining $6.25 million under the Term Loan (“Term Loan B” and together with Term Loan A, the “Term Loan”) if the FDA approved our NDA for ILUVIEN prior to or on July 31, 2011. On May 16, 2011, the Lenders and we amended the Term Loan Agreement (“Term Loan Modification”) to, among other things, extend until December 31, 2011 the date by which the FDA must approve the NDA in order for us to draw down Term Loan B and increase the amount of Term Loan B by $4.75 million to $11.0 million. In addition, the maturity date of the Term Loan was extended from October 31, 2013 to April 30, 2014 (the “Term Loan Maturity Date”).
We are required to pay interest on Term Loan A at a rate of 11.5% on a monthly basis through July 31, 2011, and then we are required to repay the principal in 33 equal monthly installments, beginning August 2011, plus interest at a rate of 11.5%. We are required to pay interest at a rate of 12.5% on the amount borrowed, if any, under Term Loan B through April 30, 2012, and thereafter we will be required to repay the principal in equal monthly installments through the Term Loan Maturity Date, plus interest at a rate of 12.5%.
If we repay Term Loan A prior to maturity, we must pay to the Lenders a prepayment fee equal to 5.0% of the total amount of principal then outstanding if the prepayment occurs within one year after the funding date of Term Loan A (“Term Loan A Funding Date”), 3.0% of such amount if the prepayment occurs between one year and two years after the Term Loan A Funding Date and 1.0% of such amount if the prepayment occurs thereafter (subject to a 50% reduction in the event that the prepayment occurs in connection with an acquisition of us). If Term Loan B is advanced to us, then the amount of the prepayment fee on both Term Loan A and Term Loan B will be reset to 5.0% and the time-based reduction of the prepayment fee will be measured from the funding date of Term Loan B (subject to the same 50% reduction in the event of an acquisition of us), rather than from the Term Loan A Funding Date.
To secure the repayment of any amounts borrowed under the Term Loan Agreement, we granted to the Lenders a first priority security interest in all of our assets, including our intellectual property, however, the lien on our intellectual property will be released if we meet certain financial conditions. The occurrence of an event of default could result in the acceleration of our obligations under the Term Loan Agreement and an increase to the applicable interest rate, and would permit the Lenders to exercise remedies with respect to the collateral under the Term Loan Agreement. We also agreed not to pledge or otherwise encumber our intellectual property assets. Additionally, we must seek the Lenders’ approval prior to the payment of any cash dividends.
On the Effective Date, we issued to the Lenders warrants to purchase an aggregate of up to 39,773 shares of our common stock. Each of the warrants is exercisable immediately, has a per-share exercise price of $11.00 and has a term of 10 years. We estimated the fair value of warrants granted using the Black-Scholes option pricing model. The aggregate fair value of the warrants was estimated to be $389,000. We allocated a portion of the proceeds from the Term Loan Agreement to the warrants in accordance with Accounting Standards Codification (“ASC”) 470-20-25-2, Debt Instruments with Detachable Warrants. As a result, we recorded a discount of $366,000 which is being amortized to interest expense using the effective interest method. The Lenders also hold warrants to purchase an aggregate of up to 69,999 shares of our common stock, which are exercisable only if Term Loan B is advanced to us. Each of these warrants has a per share exercise price of $11.00 and a term of 10 years. We paid to the Lenders an upfront fee of $62,500 on the Effective Date and an additional fee of $50,000 in connection with the Term Loan Modification. In accordance with ASC 470-50-40-17, Debt — Modifications and Extinguishments, we are amortizing the unamortized discount on Term Loan A and the $50,000 modification fee over the remaining term of Term Loan A, as modified.

We are required to maintain our primary operating and other deposit accounts and securities accounts with Silicon Valley Bank, which accounts must represent at least 50% of the dollar value of our accounts at all financial institutions.
Working Capital Revolver
Also on the Effective Date, we entered into a Loan and Security Agreement with Silicon Valley Bank, pursuant to which we obtained a secured revolving line of credit (“Working Capital Revolver”) from Silicon Valley Bank with borrowing availability up to $20,000,000 (“Revolving Loan Agreement”). On May 16, 2011, the Lenders and we amended the Revolving Loan Agreement to extend the maturity date of the Working Capital Revolver from October 31, 2013 to April 30, 2014.
The Working Capital Revolver is a working capital-based revolving line of credit in an aggregate amount of up to the lesser of (i) $20,000,000, or (ii) 85% of eligible domestic accounts receivable. As of June 30, 2011, no amounts under the Working Capital Revolver were available to us.
Amounts advanced under the Working Capital Revolver will bear interest at an annual rate equal to Silicon Valley Bank’s prime rate plus 2.50% (with a rate floor of 6.50%). Interest on the Working Capital Revolver will be due monthly, with the balance due at the maturity date. On the Effective Date, we paid to Silicon Valley Bank an upfront fee of $100,000. In addition, if we terminate the Working Capital Revolver prior to maturity, we will pay to Silicon Valley Bank a fee of $400,000 if the termination occurs within one year after the Effective Date and a fee of $200,000 if the termination occurs more than one year after the Effective Date (each a “Termination Fee”), provided in each case that such Termination Fee will be reduced by 50% in the event we are acquired.
To secure the repayment of any amounts borrowed under the Revolving Loan Agreement, we granted to Silicon Valley Bank a first priority security interest in all of our assets, including our intellectual property, however, the lien on our intellectual property will be released if we meet certain financial conditions. The occurrence of an event of default could result in the acceleration of our obligations under the Revolving Loan Agreement and an increase to the applicable interest rate, and would permit Silicon Valley Bank to exercise remedies with respect to the collateral under the Revolving Loan Agreement. We also agreed not to pledge or otherwise encumber our intellectual property assets. Additionally, we must seek Silicon Valley Bank’s approval prior to the payment of any cash dividends.
Our Discontinued Non-Prescription Business
At the inception of our company, we were focused primarily on the development and commercialization of non-prescription over-the-counter ophthalmic products. In October 2006, due to the progress and resource requirements related to the development of ILUVIEN, we decided to discontinue our non-prescription business. As a result, we received proceeds of $10.0 million from the sale of our allergy products in December 2006 and $6.7 million from the sale of our dry eye product in July 2007, both to Bausch & Lomb. If one of the allergy products receives FDA approval, we were entitled to an additional $8.0 million payment from Bausch & Lomb under the sales agreement. In January 2010 we received a $4.0 million option payment from Bausch & Lomb upon the exercise by Bausch & Lomb of its option to extend the period during which it may continue to develop this allergy product by two years. However, in July 2011 Bausch & Lomb notified us that it will discontinue the development of this allergy product and not seek FDA approval. As a result of the discontinuation of our non-prescription business, all revenues and expenses associated with our over-the-counter portfolio are included in the loss from discontinued operations in the accompanying statements of operations.

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
Research and Development Expenses
Substantially all of our research and development expenses incurred to date related to our continuing operations have been related to the development of ILUVIEN. In the event the FDA approves our NDA for ILUVIEN, we will owe an additional milestone payment of $25.0 million to pSivida. We anticipate that we will incur additional research and development expenses in the future as we evaluate and possibly pursue the development of ILUVIEN for additional indications, or develop additional product candidates. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:
•	salaries and related expenses for personnel;

•	fees paid to consultants and contract research organizations (“CRO”) in conjunction with independently monitoring clinical trials and acquiring and evaluating data in conjunction with clinical trials, including all related fees such as investigator grants, patient screening, lab work and data compilation and statistical analysis;

•	costs incurred with third parties related to the establishment of a commercially viable manufacturing process for our product candidates;

•	costs related to production of clinical materials, including fees paid to contract manufacturers;

•	costs related to upfront and milestone payments under in-licensing agreements;

•	costs related to compliance with FDA regulatory requirements;

•	consulting fees paid to third-parties involved in research and development activities; and

•	costs related to stock options or other stock-based compensation granted to personnel in development functions.
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
None of our product candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, a health authority such as the FDA or foreign regulatory agencies must conclude that clinical and preclinical data establish the safety and efficacy of our product candidates with an appropriate benefit to risk profile relevant to a particular indication, and that the product can be manufactured under current Good Manufacturing Practice (“cGMP”) in a reproducible manner to deliver the product’s intended performance in terms of its stability, quality, purity and potency. Until our submissions are reviewed by health authorities, there is no way to predict the outcome of their review. Even if the clinical studies meet their predetermined primary endpoints, and a registration dossier is accepted for filing, a health authority could still determine that an appropriate benefit to risk relationship does not exist for the indication that we are seeking. We cannot forecast with any degree of certainty which of our product candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our development projects or when and to what extent we will receive cash inflows from the commercialization and sale of an approved product candidate.
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

Interest Expense
Beginning in March 2008, we began recognizing interest on our $15.0 million note payable to pSivida at an effective interest rate of 12.64% per annum (this note accrued interest at the rate of 8% per annum from inception through March 31, 2010 and at the rate of 20% per annum effective as of April 1, 2010). On April 27, 2010, we paid pSivida approximately $15.2 million in principal and interest to satisfy the note payable. In October 2010, we received the initial advance of $6.25 million under our Term Loan from Silicon Valley Bank and MidCap Financial LLP and began recognizing interest at an effective interest rate of 13.0% per annum (interest on this term loan is payable monthly at the rate of 11.5% per annum and included a termination payment of 3.0% of the amount advanced). On May 16, 2011, the Lenders and we amended the Term Loan Agreement to, among other things, extend until December 31, 2011 the date by which the FDA must approve the NDA in order for us to receive the second advance under the Term Loan and to increase the amount of the second advance by $4.75 million to $11.0 million. In addition, the maturity date of the Term Loan was extended from October 31, 2013 until April 30, 2014. In connection with the modification of our Term Loan, the termination payment was increased from 3.0% to 4.0% of the amount advanced and the effective interest rate on the initial advance increased to 13.4%.
Change in Fair Value of Preferred Stock Conversion Feature
Prior to being converted into common stock in connection with our IPO, our preferred stock contained certain conversion features which were considered embedded derivatives. We accounted for such embedded derivative financial instruments in accordance with ASC 815. We recorded derivative financial instruments as assets or liabilities in our balance sheet measured at their fair value. We recorded the changes in fair value of such instruments as non-cash gains or losses in the statement of operations. The preferred stock conversion feature was eliminated upon the conversion of our preferred stock to common stock in connection with our IPO in April 2010.
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
Basic and Diluted Net (Loss) Income Applicable to Common Stockholders per Common Share
We calculated net loss per share in accordance with ASC 260. We have determined that our previously outstanding Series A, Series B, Series C and Series C-1 preferred stock represent participating securities in accordance with ASC 260. However, since we operate at a loss, and losses are not allocated to the preferred stock, the two class method does not affect our calculation of earnings per share. We had a net loss from continuing operations for all periods presented; accordingly, the inclusion of common stock options and warrants would be anti-dilutive. Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options, warrants for convertible securities and warrants for common stock equivalents. Potentially dilutive weighted average common stock equivalents totaled approximately 1,629,055 and 16,593,226 for the six months ended June 30, 2011 and 2010, respectively, and 1,568,623 and 8,614,539 for the three months ended June 30, 2011 and 2010, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods of net loss from continuing operations because of their anti-dilutive effect. Therefore, for the six months ended June 30, 2011 and 2010, respectively, the weighted average shares used to calculate both basic and diluted loss per share are the same.
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
Total stock-based compensation expense related to all our stock option awards for the three and six months ended June 30, 2011 and 2010, respectively, was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Marketing	$71	$11	$168	$22
Research and development	85	42	187	80
General and administrative	428	98	644	157

Total employee stock-based compensation expense	$584	$151	$999	$259

Income Taxes
We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities in accordance with ASC 740. We evaluate the positive and negative evidence bearing upon the realizability of our deferred tax assets on an annual basis. Significant management judgment is involved in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Due to uncertainties with respect to the realization of our deferred tax assets due to our history of operating losses, a valuation allowance has been established against our deferred tax asset balances to reduce the net carrying value to an amount that is more likely than not to be realized. As a result we have fully reserved against the deferred tax asset balances. The valuation allowances are based on our estimates of taxable income in the jurisdictions in which we operate and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, a change in the valuation allowance may be needed, which could materially impact our financial position and results of operations. Our deferred tax assets primarily consist of net operating loss (NOL) carry-forwards. At June 30, 2011 we had federal NOL carry-forwards of approximately $106.6 million and state NOL carry-forwards of approximately $89.8 million, respectively, that are available to reduce future income otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2023 and 2030 and the state NOL carry-forwards will expire at various dates between 2020 and 2030. If it is determined that significant ownership changes have occurred since these NOLs were generated, we may be subject to annual limitations on the use of these NOLs under Internal Revenue Code Section 382 (or comparable provisions of state law). We have not yet completed a formal evaluation of whether our IPO resulted in certain changes in ownership that would limit our ability to utilize a portion of our NOL carry-forwards.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)

RESEARCH AND DEVELOPMENT EXPENSES	$1,751	$4,140	$3,508	$7,205
GENERAL AND ADMINISTRATIVE EXPENSES	1,866	1,174	3,406	2,078
MARKETING EXPENSES	1,309	379	2,426	626
TOTAL OPERATING EXPENSES	4,926	5,693	9,340	9,909
INTEREST INCOME	2	14	14	16
INTEREST EXPENSE	(284)	(144)	(579)	(618)
GAIN ON EARLY EXTINGUISHMENT OF DEBT	—	1,343	—	1,343
DECREASE (INCREASE) IN FAIR VALUE OF DERIVATIVE	—	379	—	3,644
LOSS FROM CONTINUING OPERATIONS	(5,208)	(4,101)	(9,905)	(5,524)
Three months ended June 30, 2011 compared to the three months ended June 30, 2010
Research and development expenses. Research and development expenses decreased by approximately $2.3 million, or 56.1%, to approximately $1.8 million for the three months ended June 30, 2011 compared to approximately $4.1 million for the three months ended June 30, 2010. The decrease was primarily attributable to decreases of approximately $1.6 million in costs to file our NDA in the United States with the FDA in May of 2010 and $1.2 million in costs associated with our FAME Study, offset by increases of approximately $280,000 in costs for consultants engaged to assist with preparing for future FDA meetings and $220,000 in costs associated with contracting with medical science liaisons to engage with retina specialists in the study of ILUVIEN. The decrease in costs for our FAME Study was primarily due to decreases of $520,000 for our CROs, $290,000 for clinical trial site costs, and $120,000 for our third party reading center for the analysis of retinal images as the FAME Study was completed in 2010.
General and administrative expenses. General and administrative expenses increased by approximately $700,000, or 58.3%, to approximately $1.9 million for the three months ended June 30, 2011 compared to approximately $1.2 million for the three months ended June 30, 2010. The increase was primarily attributable to increases of approximately $330,000 in stock compensation expense and $290,000 in costs incurred after our IPO in April 2010 associated with operating as a public company including additional audit, tax and legal fees, increased directors’ and officers’ insurance costs, and board of directors’ compensation.
Marketing expenses. Marketing expenses increased by approximately $900,000, or 225.0%, to approximately $1.3 million for the three months ended June 30, 2011 compared to approximately $400,000 for the three months ended June 30, 2010. This increase was primarily attributable to increases of approximately $530,000 in compensation costs related to the hiring of additional personnel in the second half of 2010 in advance of the launch of ILUVIEN previously anticipated to occur in the first half of 2011, $300,000 in costs related to our advertising agency’s development of a detailed advertising and promotional plan for the commercial launch of ILUVIEN, and $140,000 in additional medical marketing activity as we expand our presence at key industry events and prepare for entry into the European market.
Interest expense. Interest expense increased by approximately $140,000, or 100.0%, to approximately $280,000 for the three months ended June 30, 2011 compared to approximately $140,000 for the three months ended June 30, 2010. Interest expense for the three months ended June 30, 2011 was incurred in connection with our Credit Facility with Silicon Valley Bank and MidCap Financial LLP, secured in the fourth quarter of 2010. Interest expense for the three months ended June 30, 2010 was incurred in connection with our $15.0 million dollar promissory note payable to pSivida, which was repaid in April 2010.
Decrease in fair value of preferred stock conversion feature. For the three months ended June 30, 2010, we recognized a gain of approximately $380,000 related to the decrease of the fair value of the conversion feature of our preferred stock. The conversion feature of our preferred stock was eliminated in connection with our IPO in April 2010.
Income from discontinued operations
We did not have any income or loss from discontinued operations for either the three months ended June 30, 2011 or the three months ended June 30, 2010.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010
Research and development expenses. Research and development expenses decreased by approximately $3.7 million, or 51.4%, to approximately $3.5 million for the six months ended June 30, 2011 compared to approximately $7.2 million for the six months ended June 30, 2010. The decrease was primarily attributable to decreases of approximately $2.6 million in costs associated with our FAME Study, $1.5 million in costs to file our NDA in the United States with the FDA in June of 2010 and $370,000 in costs for the preparation of retinal images for our NDA, offset by an increase of approximately $440,000 in costs associated with contracting with medical science liaisons to engage with retina specialists in the study of ILUVIEN. The decrease in costs for our FAME Study was primarily due to decreases of $980,000 for our CROs, $810,000 for clinical trial site costs, and $260,000 for our third party reading center for the analysis of retinal images as the FAME Study was completed in 2010.
General and administrative expenses. General and administrative expenses increased by approximately $1.3 million, or 61.9%, to approximately $3.4 million for the six months ended June 30, 2011 compared to approximately $2.1 for the six months ended June 30, 2010. The increase was primarily attributable to increases of approximately $490,000 in costs incurred after our IPO in April 2010 associated with operating as a public company including additional audit, tax and legal fees, increased directors’ and officers’ insurance costs, and board of directors’ compensation, $490,000 in stock compensation expense, and $160,000 in personnel costs.
Marketing expenses. Marketing expenses increased by approximately $1.8 million, or 300.0%, to approximately $2.4 million for the six months ended June 30, 2011 compared to approximately $600,000 for the six months ended June 30, 2010. The increase was primarily attributable to increases of approximately $1.0 million in compensation costs related to the hiring of additional key personnel in the second half of 2010 in advance of the launch of ILUVIEN previously anticipated to occur in the first half of 2011, $580,000 in costs related to our advertising agency’s development of a detailed advertising and promotional plan for the commercial launch of ILUVIEN, and $170,000 in costs associated with medical marketing activity as we expand our presence at key industry events.
Interest expense. Interest expense decreased by approximately $40,000, or 6.9%, to approximately $580,000 for the six months ended June 30, 2011 compared to approximately $620,000 for the six months ended June 30, 2010. Interest expense for the six months ended June 30, 2011 was incurred in connection with our Credit Facility with Silicon Valley Bank and MidCap Financial LLP, secured in the fourth quarter of 2010. Interest expense for the six months ended June 30, 2010 was incurred in connection with our $15.0 million dollar promissory note payable to pSivida, which was repaid in April 2010.
Decrease in fair value of preferred stock conversion feature. For the six months ended June 30, 2010, we recognized a gain of approximately $3.6 million related to the decrease of the fair value of the conversion feature of our preferred stock. The conversion feature of our preferred stock was eliminated in connection with our IPO in April 2010.
Income from discontinued operations
We recognized income from discontinued operations during the six months ended June 30, 2010 of $4.0 million for a payment we received from Bausch & Lomb. This payment was related to the exercise by Bausch & Lomb of its option to extend by two years the period during which it may continue to develop an allergy product acquired from us in 2006. We did not have any income or loss from discontinued operations for the six months ended June 30, 2011.
Liquidity and Capital Resources
To date we have incurred recurring losses, negative cash flow from operations, and have accumulated a deficit of $198.8 million from our inception through June 30, 2011. Prior to our IPO in April 2010, we funded our operations through the private placement of common stock, preferred stock, preferred stock warrants and convertible debt, as well as by the sale of certain assets of the non-prescription business in which we were previously engaged.

On April 21, 2010, our Registration Statement on Form S-1 (as amended) was declared effective by the SEC for our IPO, pursuant to which we sold 6,550,000 shares of our common stock at a public offering price of $11.00 per share. We received net proceeds of approximately $68.4 million from this transaction, after deducting underwriting discounts and commissions. In October 2010, we obtained a $32.5 million senior secured credit facility to help fund our working capital requirements. The Credit Facility consisted of a $20.0 million Working Capital Revolver and a $12.5 million Term Loan. The Lenders advanced $6.25 million under the Term Loan and the remaining $6.25 million was available for funding following FDA approval of ILUVIEN, but no later than July 31, 2011. On May 16, 2011, we and the Lenders amended the terms of the Credit Facility to among other things, extend the FDA approval deadline for the second advance under the Term Loan to December 31, 2011, and to increase the amount available under the second advance by $4.75 million to $11.0 million. In addition, the maturity date of the Term Loan was extended from October 31, 2013 to April 30, 2014. We may draw on the Working Capital Revolver against eligible, domestic accounts receivable, but as of June 30, 2011, no amounts under the Working Capital Revolver were available to us. As of June 30, 2011, we had approximately $44.4 million in cash, cash equivalents and investments in marketable securities. We believe that we have sufficient funds available to fund our operations through the projected launch of ILUVIEN and the expected generation of revenue in early 2012. The commercialization of ILUVIEN is dependent upon approval by the FDA, however, and we cannot be sure that ILUVIEN will be approved by the FDA or that, if approved, future sales of ILUVIEN will generate enough revenue to fund the Company’s operations beyond its launch. Due to the uncertainty around FDA approval, management cannot be certain that we will not need additional funds for the launch of ILUVIEN. If ILUVIEN is not approved, or if approved, does not generate sufficient revenue, we may adjust our commercial plans so that we can continue to operate with our existing cash resources or seek to raise additional financing.
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
As of June 30, 2011, we had $44.4 million in cash, cash equivalents and investments in marketable securities. We have invested a substantial portion of our available cash in money market funds placed with a reputable financial institution for which credit loss is not anticipated. We have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.
For the six months ended June 30, 2011, cash used in our continuing operations of $10.6 million was primarily due to our net loss from continuing operations of $9.9 million offset by non-cash stock-based compensation and other expense of $1.3 million. Further increasing our cash used in continuing operations was a decrease in accounts payable, accrued expenses and other current liabilities of $2.1 million, offset by a net decrease in prepaid expenses and other current assets of $130,000. The change in accounts payable, accrued expenses and other current liabilities was primarily due to decreases of approximately $1.4 million in amounts due to our clinical sites for the FAME trial and $500,000 in amounts due to our CROs.

For the six months ended June 30, 2010, cash used in our continuing operations of $10.8 million was primarily due to our net loss from continuing operations of $5.5 million increased by non-cash gains of $3.6 million related to the decrease in fair value of our preferred stock conversion feature and $1.3 million associated with the repayment of our $15.0 million promissory note to pSivda in April 2010, offset by non-cash charges for stock compensation expense of $380,000 and depreciation and amortization expense of $100,000. Further increasing our net cash used in continuing operations were an increase in prepaid and other current assets of $600,000 and a decrease in accounts payable and accrued expenses and other current liabilities of $160,000. The increase in prepaid and other current assets was primarily due to the prepayment of $330,000 of fees to register ILUVIEN in Europe, the payment of $230,000 for annual directors’ and officers’ insurance premiums and an advance of $100,000 made to the third party manufacturer of ILUVIEN to prepare for the commercial launch of ILUVIEN. The decrease in accounts payable and accrued expenses and other current liabilities was primarily due to a decrease of $1.0 million payable to the investigators in our FAME Study offset by increases of $140,000 payable to consultants for services associated with the filing of our NDA in the United States for ILUVIEN and registration of ILUVIEN in Europe, $120,000 of accrued employee bonuses, $110,000 payable to the third party manufacturer of ILUVIEN to prepare for the commercial launch of ILUVIEN, $80,000 payable to our CROs as our FAME Study continued, and $80,000 of accrued legal fees.
For the six months ended June 30, 2011, net cash provided by our investing activities was $25.7 million, which was primarily due to the maturities of investments. For the six months ended June 30, 2010, net cash used in our investing activities was $10.6 million, which was primarily due to the purchase of $14.6 million of investments, offset by the receipt of $4.0 million from Bausch & Lomb upon the exercise by Bausch & Lomb of its option to extend by two years the period during which it may continue to develop an allergy product acquired from us in 2006.
For the six months ended June 30, 2011, cash provided by financing activities was $250,000, which was primarily due to proceeds from the exercises of stock options and stock purchases made by employees through our employee stock purchase plan. For the six months ended June 30, 2010 net cash provided by our financing activities was $62.2 million, which was due primarily to the receipt of net proceeds of $68.4 million, after underwriting discounts and commissions, from our IPO, net proceeds of $10.0 million from the exercise of warrants to purchase shares of our Series C-1 preferred stock, and $460,000 from the exercise of options and warrants to purchase shares of our stock, offset by the payment of $1.7 million of costs related to our IPO and by the repayment of our $15.0 million promissory note to pSivida.
Contractual Obligations and Commitments
There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 25, 2011.
Our Credit Facility
Term Loan
On October 14, 2010 (“Effective Date”), we entered into a Loan and Security Agreement (“Term Loan Agreement”) with Silicon Valley Bank and MidCap Financial LLP (“Lenders”). Pursuant to the original terms of the Term Loan Agreement, we were entitled to borrow up to $12.5 million, of which $6.25 million (“Term Loan A”) was advanced to us on the Effective Date. We were entitled to draw down the remaining $6.25 million under the Term Loan (“Term Loan B” and together with Term Loan A, the “Term Loan”) if the FDA approved our NDA for ILUVIEN prior to or on July 31, 2011. On May 16, 2011, the Lenders and we amended the Term Loan Agreement (“Term Loan Modification”) to, among other things, extend until December 31, 2011 the date by which the FDA must approve the NDA in order for us to draw down Term Loan B and increase the amount of Term Loan B by $4.75 million to $11.0 million. In addition, the maturity date of the Term Loan was extended from October 31, 2013 to April 30, 2014 (the “Term Loan Maturity Date”).
We are required to pay interest on Term Loan A at a rate of 11.5% on a monthly basis through July 31, 2011, and then we are required to repay the principal in 33 equal monthly installments, beginning August 2011, plus interest at a rate of 11.5%. We are required to pay interest at a rate of 12.5% on the amount borrowed, if any, under Term Loan B through April 30, 2012, and thereafter we will be required to repay the principal in equal monthly installments through the Term Loan Maturity Date, plus interest at a rate of 12.5%.

If we repay Term Loan A prior to maturity, we must pay to the Lenders a prepayment fee equal to 5.0% of the total amount of principal then outstanding if the prepayment occurs within one year after the funding date of Term Loan A (“Term Loan A Funding Date”), 3.0% of such amount if the prepayment occurs between one year and two years after the Term Loan A Funding Date and 1.0% of such amount if the prepayment occurs thereafter (subject to a 50% reduction in the event that the prepayment occurs in connection with an acquisition of us). If Term Loan B is advanced to us, then the amount of the prepayment fee on both Term Loan A and Term Loan B will be reset to 5.0% and the time-based reduction of the prepayment fee will be measured from the funding date of Term Loan B (subject to the same 50% reduction in the event of an acquisition of us), rather than from the Term Loan A Funding Date.
To secure the repayment of any amounts borrowed under the Term Loan Agreement, we granted to the Lenders a first priority security interest in all of our assets, including our intellectual property, however, the lien on our intellectual property will be released if we meet certain financial conditions. The occurrence of an event of default could result in the acceleration of our obligations under the Term Loan Agreement and an increase to the applicable interest rate, and would permit the Lenders to exercise remedies with respect to the collateral under the Term Loan Agreement. We also agreed not to pledge or otherwise encumber our intellectual property assets. Additionally, we must seek the Lenders’ approval prior to the payment of any cash dividends.
On the Effective Date, we issued to the Lenders warrants to purchase an aggregate of up to 39,773 shares of our common stock. Each of the warrants is exercisable immediately, has a per-share exercise price of $11.00 and has a term of 10 years. We estimated the fair value of warrants granted using the Black-Scholes option pricing model. The aggregate fair value of the warrants was estimated to be $389,000. We allocated a portion of the proceeds from the Term Loan Agreement to the warrants in accordance with ASC 470-20-25-2, Debt Instruments with Detachable Warrants. As a result, we recorded a discount of $366,000 which is being amortized to interest expense using the effective interest method. The Lenders also hold warrants to purchase an aggregate of up to 69,999 shares of our common stock. Each of these warrants is exercisable only if Term Loan B is advanced to us, has a per share exercise price of $11.00 and has a term of 10 years. In addition, the Lenders will have certain registration rights with respect to the shares of common stock issuable upon exercise of all of their warrants. We paid to the Lenders an upfront fee of $62,500 on the Effective Date and an additional fee of $50,000 in connection with the Term Loan Modification. In accordance with ASC 470-50-40-17, Debt — Modifications and Extinguishments, we are amortizing the unamortized discount on Term Loan A and the $50,000 modification fee over the remaining term of Term Loan A, as modified.
We are required to maintain its primary operating and other deposit accounts and securities accounts with Silicon Valley Bank, which accounts must represent at least 50% of the dollar value of our accounts at all financial institutions.
Working Capital Revolver
Also on the Effective Date, we entered into a Loan and Security Agreement with Silicon Valley Bank, pursuant to which we obtained a secured revolving line of credit (“Working Capital Revolver”) from Silicon Valley Bank with borrowing availability up to $20,000,000 (the “Revolving Loan Agreement”). On May 16, 2011, the Lenders and we amended the Revolving Loan Agreement to extend the maturity date of the Working Capital Revolver from October 31, 2013 to April 30, 2014.
The Working Capital Revolver is a working capital-based revolving line of credit in an aggregate amount of up to the lesser of (i) $20,000,000, or (ii) 85% of eligible domestic accounts receivable. As of June 30, 2011, no amounts under the Working Capital Revolver were available to us.
Amounts advanced under the Working Capital Revolver will bear interest at an annual rate equal to Silicon Valley Bank’s prime rate plus 2.50% (with a rate floor of 6.50%). Interest on the Working Capital Revolver will be due monthly, with the balance due at the maturity date. On the Effective Date, we paid to Silicon Valley Bank an upfront fee of $100,000. In addition, if we terminate the Working Capital Revolver prior to maturity, we will pay to Silicon Valley Bank a fee of $400,000 if the termination occurs within one year after the Effective Date and a fee of $200,000 if the termination occurs more than one year after the Effective Date (each a “Termination Fee”), provided in each case that such Termination Fee will be reduced by 50% in the event we are acquired.

To secure the repayment of any amounts borrowed under the Revolving Loan Agreement, we granted to Silicon Valley Bank a first priority security interest in all of our assets, including our intellectual property, however, the lien on our intellectual property will be released if we meet certain financial conditions. The occurrence of an event of default could result in the acceleration of our obligations under the Revolving Loan Agreement and an increase to the applicable interest rate, and would permit Silicon Valley Bank to exercise remedies with respect to the collateral under the Revolving Loan Agreement. We also agreed not to pledge or otherwise encumber our intellectual property assets. Additionally, we must seek Silicon Valley Bank’s approval prior to the payment of any cash dividends.
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
We are exposed to market risk related to changes in interest rates. As of June 30, 2011, we had approximately $44.4 million in cash, cash equivalents and investments in marketable securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
We contract for the conduct of some of our clinical trials and other research and development activities with contract research organizations and investigational sites in the U.S., Europe and India. We may be exposed to fluctuations in foreign exchange rates in connection with these agreements. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.

ITEM 4	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed and summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of the our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.1
Warrant to Purchase Stock dated May 16, 2011 issued to Midcap Funding III, LLC (filed as Exhibit 4.1 to Current Report on Form 8-K (File No. 001-34703) as filed on May 17, 2011 and incorporated herein by reference).

4.2
Warrant to Purchase Stock dated May 16, 2011 issued to Silicon Valley Bank (filed as Exhibit 4.2 to Current Report on Form 8-K (File No. 001-34703) as filed on May 17, 2011 and incorporated herein by reference).

10.1
First Loan Modification Agreement (Term Loan) dated May 16, 2011 between Alimera Sciences, Inc., Midcap Funding III, LLC and Silicon Valley Bank (filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 001-34703) as filed on May 17, 2011 and incorporated herein by reference).

10.2
First Loan Modification Agreement (Working Capital Line of Credit) dated May 16, 2011 between Alimera Sciences, Inc. and Silicon Valley Bank (filed as Exhibit 10.2 to Current Report on Form 8-K (File No. 001-34703) as filed on May 17, 2011 and incorporated herein by reference).

*10.3	Amendment to Manufacturing Agreement dated April 29, 2011 between Alimera Sciences, Inc. and Alliance Medical Products, Inc.
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions of this exhibit.
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

Alimera Sciences, Inc.
/s/ C. Daniel Myers
C. Daniel Myers
Chief Executive Officer and President (Principal executive officer)

August 5, 2011

/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
Chief Operating Officer and Chief Financial Officer (Principal financial and accounting officer)
August 5, 2011

ALIMERA SCIENCES, INC.
EXHIBIT INDEX

Exhibit
Number	Description

4.1
Warrant to Purchase Stock dated May 16, 2011 issued to Midcap Funding III, LLC (filed as Exhibit 4.1 to Current Report on Form 8-K (File No. 001-34703) as filed on May 17, 2011 and incorporated herein by reference).

4.2
Warrant to Purchase Stock dated May 16, 2011 issued to Silicon Valley Bank (filed as Exhibit 4.2 to Current Report on Form 8-K (File No. 001-34703) as filed on May 17, 2011 and incorporated herein by reference).

10.1
First Loan Modification Agreement (Term Loan) dated May 16, 2011 between Alimera Sciences, Inc., Midcap Funding III, LLC and Silicon Valley Bank (filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 001-34703) as filed on May 17, 2011 and incorporated herein by reference).

10.2
First Loan Modification Agreement (Working Capital Line of Credit) dated May 16, 2011 between Alimera Sciences, Inc. and Silicon Valley Bank (filed as Exhibit 10.2 to Current Report on Form 8-K (File No. 001-34703) as filed on May 17, 2011 and incorporated herein by reference).

*10.3	Amendment to Manufacturing Agreement dated April 29, 2011 between Alimera Sciences, Inc. and Alliance Medical Products, Inc.
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions of this exhibit.
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