Form 10-Q
period 2011-09-30
ALIMERA SCIENCES INC
filed 2011-11-07
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34703
Alimera Sciences, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0028718
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6120 Windward Parkway, Suite 290
Alpharetta, GA	30005
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2011, there were 31,427,355 shares of the registrant’s common stock issued and outstanding.

ALIMERA SCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1	Financial Statements
ALIMERA SCIENCES, INC.
BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands except share and
	per share data)

CURRENT ASSETS:
Cash and cash equivalents	$38,107	$28,514
Investments in marketable securities	502	26,330
Prepaid expenses and other current assets	1,236	1,078
Deferred financing costs	231	272

Total current assets	40,076	56,194
PROPERTY AND EQUIPMENT — at cost less accumulated depreciation	218	220

TOTAL ASSETS	$40,294	$56,414

CURRENT LIABILITIES:
Accounts payable	$1,950	$1,677
Accrued expenses (Note 5)	1,459	2,731
Outsourced services payable	393	841
Notes payable (Note 7)	2,386	1,157
Capital lease obligations	11	11

Total current liabilities	6,199	6,417
LONG-TERM LIABILITIES:
Notes payable, net of discount — less current portion (Note 7)	3,501	4,767
Other long-term liabilities	9	18
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value — 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2011 and at December 31, 2010	—	—
Common stock, $.01 par value — 100,000,000 shares authorized and 31,407,383 shares issued and outstanding at September 30, 2011 and 100,000,000 shares authorized and 31,255,953 shares issued and outstanding at December 31, 2010	314	313
Additional paid-in capital	235,155	233,338
Common stock warrants	415	415
Accumulated deficit	(205,299)	(188,854)

TOTAL STOCKHOLDERS’ EQUITY	30,585	45,212

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,294	$56,414

See Notes to Financial Statements.

ALIMERA SCIENCES, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands except share and per share data)

RESEARCH AND DEVELOPMENT EXPENSES	$2,224	$3,276	$5,732	$10,481
GENERAL AND ADMINISTRATIVE EXPENSES	1,421	1,260	4,827	3,338
MARKETING EXPENSES	2,612	1,583	5,038	2,209

OPERATING EXPENSES	6,257	6,119	15,597	16,028
INTEREST INCOME	1	37	15	53
INTEREST EXPENSE	(284)	—	(863)	(618)
GAIN ON EARLY EXTINGUISHMENT OF DEBT (NOTE 6)	—	—	—	1,343
DECREASE IN FAIR VALUE OF PREFERRED STOCK CONVERSION FEATURE	—	—	—	3,644

LOSS FROM CONTINUING OPERATIONS	(6,540)	(6,082)	(16,445)	(11,606)
INCOME FROM DISCONTINUED OPERATIONS (NOTE 3)	—	—	—	4,000

NET LOSS	(6,540)	(6,082)	(16,445)	(7,606)
REDEEMABLE PREFERRED STOCK ACCRETION	—	—	—	(466)
REDEEMABLE PREFERRED STOCK DIVIDENDS	—	—	—	(2,638)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(6,540)	$(6,082)	$(16,445)	$(10,710)

NET LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS — Basic and diluted	$(0.21)	$(0.20)	$(0.52)	$(0.56)

WEIGHTED-AVERAGE SHARES OUTSTANDING — Basic and diluted	31,396,517	31,145,856	31,342,752	19,120,860

See Notes to Financial Statements.

ALIMERA SCIENCES, INC.
STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,445)	$(7,606)
Income from discontinued operations (Note 3)	—	(4,000)
Change in fair value of preferred stock conversion feature	—	(3,644)
Gain from early extinguishment of debt	—	(1,343)
Depreciation	106	145
Stock compensation and other	1,478	567
Amortization of deferred financing costs	318	—
Non-cash investment gain	—	(4)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(158)	(320)
Accounts payable	273	231
Accrued expenses and other current liabilities	(1,720)	(53)
Other long-term liabilities	—	2

Net cash used in operating activities	(16,148)	(16,025)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	(39,962)
Proceeds from maturities of investments	25,828	—
Purchases of property and equipment	(104)	(121)

Net cash provided by (used in) investing activities of continuing operations	25,724	(40,083)
Net cash provided by investing activities of discontinued operations (Note 3)	—	4,000

Net cash provided by (used in) investing activities	25,724	(36,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	210	28
Proceeds from exercise of Series C-1 preferred warrants	—	9,997
Proceeds from exercise of common stock warrants	19	489
Proceeds from sale of common stock	111	68,395
Payment of common stock offering costs	—	(1,942)
Repayment of pSivida note payable (Note 6)	—	(15,000)
Repayment of notes payable (Note 7)	(265)	—
Payment of debt modification costs	(50)	—
Payments on capital lease obligations	(8)	(6)

Net cash provided by financing activities	17	61,961

NET INCREASE IN CASH	9,593	9,853
CASH — Beginning of period	28,514	4,858

CASH — End of period	$38,107	$14,711

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
	(In thousands)

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$508	$525

Supplemental schedule of noncash investing and financing activities:
Property and equipment acquired under capital leases	$—	$36

Reclassification of fair value of preferred stock conversion feature to additional paid-in capital	$—	$36,528

IPO issuance costs charged to equity	$—	$4,228

There were no income tax or dividend payments made for the nine months ended September 30, 2011 and 2010.
See Notes to Financial Statements.

ALIMERA SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS
1. Nature of Operations
Alimera Sciences, Inc. (“Company”) is a biopharmaceutical company that specializes in the research, development, and commercialization of prescription ophthalmic pharmaceuticals. The Company was formed on June 4, 2003 under the laws of the State of Delaware.
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
The Company is presently focused on diseases affecting the back of the eye, or retina, because the Company’s management believes these diseases are not well treated with current therapies and represent a significant market opportunity. The Company’s most advanced product candidate is ILUVIEN, which is being developed for the treatment of diabetic macular edema (“DME”). DME is a disease of the retina which affects individuals with diabetes and can lead to severe vision loss and blindness. The Company has completed two Phase 3 pivotal clinical trials (collectively referred to as the “FAME Study”) for ILUVIEN involving 956 patients in sites across the U.S., Canada, Europe and India to assess the efficacy and safety of ILUVIEN in the treatment of DME.
In June 2010, the Company submitted a New Drug Application (“NDA”) for ILUVIEN to the FDA that included data through month 24 of the FAME Study. In December 2010, the FDA issued a Complete Response Letter (“CRL”) in response to the Company’s NDA. In the CRL, the FDA communicated its decision that the NDA could not be approved in its then present form. The FDA asked for analyses of the safety and efficacy data through month 36 of the FAME Study, including exploratory analyses in addition to those previously submitted in the NDA, to further assess the relative benefits and risks of ILUVIEN. The FDA also sought additional information regarding controls and specifications concerning the manufacturing, packaging and sterilization of ILUVIEN. In a February 2011 meeting with the FDA, the FDA requested additional data related to the use of the commercial version of the ILUVIEN inserter for which approval was sought in the NDA. In May 2011, the Company submitted to the FDA a complete response to the CRL. The FDA classified the response as a Class 2 resubmission with a Prescription Drug User Fee Act (“PDUFA”) date of November 12, 2011. The PDUFA date is the date by which the Company can reasonably expect to have received the FDA’s response. In July 2011, the FDA notified the Company that it will not call an advisory committee during its review of the Company’s complete response to the CRL. In September 2011, the Company enrolled its first patient in a physician utilization study aimed at providing the additional data requested by the FDA with respect to the commercial version of the ILUVIEN inserter. The Company has enrolled 54 patient eyes in this study evaluating the safety and utility of the commercial version of the inserter and is targeting to enroll 100 patient eyes before commercial launch.
In July 2010, using the Decentralized Procedure, the Company submitted a Marketing Authorization Application for ILUVIEN to the Medicines and Healthcare products Regulatory Agency (“MHRA”) in the United Kingdom, which serves as the Reference Member State, and to regulatory authorities in Austria, France, Germany, Italy, Portugal and Spain. In November 2010, the Company received the Preliminary Assessment Report from the MHRA followed by additional comments from the other health authorities in December 2010. In July 2011, the Company submitted its draft responses to the clinical, non-clinical, and quality questions to the MHRA. The submission included the additional safety and efficacy data through the final readout at the end of the FAME Study. In September 2011, the MHRA provided comments to the Company’s clinical responses and indicated that there were no further comments to the Company’s non-clinical and quality responses. The Company is preparing, and plans to submit in November 2011, its final response to the Preliminary Assessment Report from the MHRA and to the additional comments from the other health authorities.
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

ALIMERA SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
3. Discontinued Operations
In October 2006, management and the board of directors of the Company approved a plan to discontinue the operations of its non-prescription ophthalmic pharmaceutical business (“OTC Business”). The plan included the sale of the assets of the Company’s OTC Business and also the termination of its sales and marketing personnel. The Company previously determined that the discontinued OTC Business comprised operations and cash flows that could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. Accordingly, the results of operations for the discontinued OTC Business have been presented as discontinued operations. During the nine months ended September 30, 2010, the Company received a $4,000,000 option payment from the acquirer of the assets of the OTC Business to provide it with an additional two years to develop one of the acquired products. In July 2011, the acquirer of the assets of the OTC Business notified the Company that it will discontinue the development of the acquired products and not seek FDA approval. There were no revenues or expenses from discontinued operations during the nine month period ended September 30, 2011. The following table presents basic and diluted earnings per share from discontinued operations for the nine months ended September 30, 2010:

Net income from discontinued operations (in thousands)	$4,000
Net income from discontinued operations per share — Basic and diluted	$0.21
Weighted-average shares outstanding — Basic and diluted	19,120,860
4. Factors Affecting Operations
To date the Company has incurred recurring losses, negative cash flow from operations, and has accumulated a deficit of $205,299,000 from the Company’s inception through September 30, 2011. The Company does not expect to generate revenues from its product, ILUVIEN, until early 2012, if at all, and therefore does not expect to have cash flow from operations until 2012, if at all. As of September 30, 2011, the Company had approximately $38,609,000 in cash, cash equivalents, and investments in marketable securities. In October 2010, the Company obtained a $32,500,000 senior secured credit facility (“Credit Facility”) to help fund its working capital requirements (see note 7). The Credit Facility consisted of a $20,000,000 working capital revolver and a $12,500,000 term loan. The lenders advanced $6,250,000 under the term loan and the remaining $6,250,000 was available to be advanced following FDA approval of ILUVIEN, but no later than July 31, 2011. In May 2011, the Company and its lenders amended the terms of the Credit Facility to, among other things, extend the FDA approval deadline for the second advance under the term loan to December 31, 2011, and to increase the amount available under the second advance of the term loan from $6,250,000 to $11,000,000. Management believes it has sufficient funds available to fund its operations through the projected launch of ILUVIEN and the expected generation of revenue in early 2012. The commercialization of ILUVIEN is dependent upon approval by the FDA, however, and management cannot be sure that ILUVIEN will be approved by the FDA or that, if approved, future sales of ILUVIEN will generate enough revenue to fund the Company’s operations beyond its launch. Due to the uncertainty around FDA approval, management also cannot be certain that the Company will not need additional funds for the launch of ILUVIEN. If ILUVIEN is not approved, or if approved, does not generate sufficient revenue, the Company may adjust its commercial plans so that it can continue to operate with its existing cash resources or seek to raise additional financing.
5. Accrued Expenses
Accrued expenses consisted of the following:

	September 30,	December 31,
	2011	2010
	(In thousands)
Accrued clinical investigator expenses	$518	$1,911
Accrued compensation expenses	873	730
Other accrued expenses	68	90

Total accrued expenses	$1,459	$2,731

ALIMERA SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
6. pSivida Agreement
In March 2008, in connection with the Company’s collaboration agreement with pSivida U.S., Inc. (“pSivida”), the licensor of the ILUVIEN technology, the Company and pSivida amended and restated the agreement to provide the Company with 80% of the net profits and pSivida with 20% of the net profits derived by the Company from the sale of ILUVIEN. In connection with the amended and restated agreement, the Company also agreed to:
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
The Company’s license rights to pSivida’s proprietary delivery device could revert to pSivida if the Company were to (i) fail twice to cure its breach of an obligation to make certain payments to pSivida following receipt of written notice thereof; (ii) fail to cure other breaches of material terms of its agreement with pSivida within 30 days after notice of such breaches or such longer period (up to 90 days) as may be reasonably necessary if the breach cannot be cured within such 30-day period; (iii) file for protection under the bankruptcy laws, make an assignment for the benefit of creditors, appoint or suffer appointment of a receiver or trustee over its property, file a petition under any bankruptcy or insolvency act or have any such petition filed against it and such proceeding remains undismissed or unstayed for a period of more than 60 days; or (iv) notify pSivida in writing of its decision to abandon its license with respect to a certain product using pSivida’s proprietary delivery device. The Company was not in breach of its agreement with pSivida as of September 30, 2011.
Upon commercialization of ILUVIEN, the Company must share 20% of net profits of ILUVIEN, as defined by the agreement, with pSivida. In connection with this arrangement the Company is entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of September 30, 2011 and December 31, 2010 the Company was owed $3,556,000 and $2,224,000, respectively, in commercialization costs. Due to the uncertainty of FDA approval of the NDA for ILUVIEN, the Company has fully reserved these amounts in the accompanying financial statements.

ALIMERA SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
7. Term Loan and Working Capital Revolver
Term Loan
On October 14, 2010 (“Effective Date”), the Company entered into a Loan and Security Agreement (“Term Loan Agreement”) with Silicon Valley Bank and MidCap Financial LLP (“Lenders”). Pursuant to the original terms of the Term Loan Agreement, the Company was entitled to borrow up to $12.5 million, of which $6.25 million (“Term Loan A”) was advanced to the Company on the Effective Date. The Company was entitled to draw down the remaining $6.25 million under the Term Loan (“Term Loan B” and together with Term Loan A, the “Term Loan”) if the FDA approved the Company’s NDA for ILUVIEN prior to or on July 31, 2011. On May 16, 2011, the Company and the Lenders amended the Term Loan Agreement (“Term Loan Modification”) to, among other things, extend until December 31, 2011 the date by which the FDA must approve the NDA in order for the Company to draw down Term Loan B and increase the amount of Term Loan B by $4.75 million to $11.0 million. In addition, the maturity date of the Term Loan was extended from October 31, 2013 to April 30, 2014 (“Term Loan Maturity Date”).
The Company was required to pay interest on Term Loan A at a rate of 11.5% on a monthly basis through July 31, 2011, and then beginning August 2011, the Company is required to repay the principal in 33 equal monthly installments plus interest at a rate of 11.5%. The Company is required to pay interest at a rate of 12.5% on the amount borrowed, if any, under Term Loan B through April 30, 2012, and thereafter will be required to repay the principal in equal monthly installments through the Term Loan Maturity Date, plus interest at a rate of 12.5%.
If the Company repays Term Loan A prior to maturity, the Company must pay to the Lenders a prepayment fee equal to 5.0% of the total amount of principal then outstanding if the prepayment had occurred within one year after the funding date of Term Loan A (“Term Loan A Funding Date”), 3.0% of such amount if the prepayment occurs between one year and two years after the Term Loan A Funding Date and 1.0% of such amount if the prepayment occurs thereafter (subject to a 50% reduction in the event that the prepayment occurs in connection with an acquisition of the Company). If Term Loan B is advanced to the Company, then the amount of the prepayment fee on both Term Loan A and Term Loan B will be reset to 5.0% and the time-based reduction of the prepayment fee will be measured from the funding date of Term Loan B (subject to the same 50% reduction in the event of an acquisition of the Company), rather than from the Term Loan A Funding Date.
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
Working Capital Revolver
Also on the Effective Date, the Company and Silicon Valley Bank entered into a Loan and Security Agreement, pursuant to which the Company obtained a secured revolving line of credit (“Working Capital Revolver”) from Silicon Valley Bank with borrowing availability up to $20,000,000 (“Revolving Loan Agreement”). On May 16, 2011, the Company and Silicon Valley Bank amended the Revolving Loan Agreement to extend the maturity date of the Working Capital Revolver from October 31, 2013 to April 30, 2014.
The Working Capital Revolver is a working capital-based revolving line of credit in an aggregate amount of up to the lesser of (i) $20,000,000, or (ii) 85% of eligible domestic accounts receivable. As of September 30, 2011, no amounts under the Working Capital Revolver were outstanding or available to the Company.
Amounts advanced under the Working Capital Revolver will bear interest at an annual rate equal to Silicon Valley Bank’s prime rate plus 2.50% (with a rate floor of 6.50%). Interest on the Working Capital Revolver will be due monthly, with the balance due at the maturity date. On the Effective Date, the Company paid to Silicon Valley Bank an upfront fee of $100,000. In addition, if the Company terminates the Working Capital Revolver prior to maturity, it would have paid to Silicon Valley Bank a fee of $400,000 if the termination occured within one year after the Effective Date and a fee of $200,000 if the termination occurs more than one year after the Effective Date (each a “Termination Fee”), provided in each case that such Termination Fee will be reduced by 50% in the event of an acquisition of the Company.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Series A preferred stock and convertible accrued dividends	—	—	—	3,002,205
Series B preferred stock	—	—	—	3,063,383
Series C preferred stock	—	—	—	2,488,762
Series C-1 preferred stock	—	—	—	1,187,651
Series C-1 Preferred stock warrants	—	—	—	56,723
Common stock warrants	28,086	77,114	29,366	112,644
Stock options	1,502,469	1,633,441	1,573,106	1,669,748

	1,530,555	1,710,555	1,602,472	11,581,116

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
At each reporting date, the Company adjusted the carrying value of the embedded derivatives to estimated fair value and recognized the change in such estimated value in its statement of operations. The estimated fair value of the derivatives at April 27, 2010 was $36,528,000. The Company recognized a gain of $3,644,000 associated with the change in fair value for the nine months ended September 30, 2010. In connection with the IPO, the embedded derivatives were eliminated.
In connection with the Company’s IPO in April 2010, the Company authorized 10,000,000 shares of $0.01 par value preferred stock. No shares of preferred stock were issued or outstanding at September 30, 2011 and December 31, 2010, respectively.
10. Stock Options
During the three months ended September 30, 2011 and 2010, the Company recorded compensation expense related to stock options of approximately $417,000 and $189,000, respectively. During the nine months ended September 30, 2011 and 2010, the Company recorded stock compensation expense of approximately $1,416,000 and $447,000, respectively. As of September 30, 2011, the total unrecognized compensation cost related to non-vested stock options granted was $4,220,000 and is expected to be recognized over a weighted average period of 2.9 years. The following table presents a summary of stock option transactions for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price	Options	Price

Options at beginning of period	2,677,474	$3.98	2,281,311	$2.39	2,741,985	$3.81	2,225,778	$2.14
Grants	90,000	7.95	108,500	6.74	155,000	7.83	173,500	8.34
Forfeitures	—	—	(13,708)	5.20	(7,500)	11.00	(14,444)	5.11
Exercises	(10,000)	2.04	(5,879)	1.40	(132,011)	1.59	(14,610)	1.94

Options at end of period	2,757,474		2,370,224		2,757,474		2,370,224

Weighted average per share fair value of options granted during the period	$5.81		$5.35		$5.67		$6.74

The following table provides additional information as of September 30, 2011:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)

Outstanding	2,757,474	$4.12	6.53 years	$12,089
Exercisable	1,972,951	2.61	5.70 years	10,921
Expected to vest	721,005	7.92	8.64 years	1,053

ALIMERA SCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
The following table provides additional information as of December 31, 2010:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)

Outstanding	2,741,985	$3.81	6.99 years	$18,338
Exercisable	1,722,281	1.88	5.88 years	14,638
Expected to vest	963,754	7.24	8.92 years	3,334
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
At September 30, 2011 and December 31, 2010, the Company had federal net operating loss (“NOL”) carry-forwards of approximately $112,141,000 and $97,813,000 and state NOL carry-forwards of approximately $95,604,000 and $80,995,000, respectively, that are available to reduce future income unless otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2023 and 2030, and the state NOL carry-forwards will expire at various dates between 2020 and 2030.
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
The following table presents information about the Company’s assets measured at fair value on a recurring basis:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(Unaudited)
	(In thousands)

Cash equivalents(1)	$37,437	$—	$—	$37,437
Investments in marketable debt securities(2)	—	502	—	502

Assets measured at fair value	$37,437	$502	$—	$37,939

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)

Cash equivalents(1)	$27,393	$—	$—	$27,393
Investments in marketable debt securities(2)	—	26,330		26,330

Assets measured at fair value	$27,393	$26,330	$—	$53,723

(1)	The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

(2)	Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. These prices include broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Pricing sources include industry standard data providers, security master files from large financial institutions, and other third party sources which are input into a distribution-curve-based algorithm to determine a daily market value. This creates a “consensus price” or a weighted average price for each security.

PART I. FINANCIAL INFORMATION

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
In June 2010, we submitted a New Drug Application (“NDA”) for ILUVIEN to the FDA that included data through month 24 of the FAME Study. In December 2010, the FDA issued a Complete Response Letter (“CRL”) in response to our NDA. In the CRL, the FDA communicated its decision that the NDA could not be approved in its then present form. The FDA asked for analyses of the safety and efficacy data through month 36 of the FAME Study, including exploratory analyses in addition to those previously submitted in the NDA, to further assess the relative benefits and risks of ILUVIEN. The FDA also sought additional information regarding controls and specifications concerning the manufacturing, packaging and sterilization of ILUVIEN. In a February 2011 meeting with the FDA, the FDA requested additional data related to the use of the commercial version of the ILUVIEN inserter for which approval was sought in the NDA. In May 2011, we submitted to the FDA a complete response to the CRL. The FDA classified the response as a Class 2 resubmission with a Prescription Drug User Fee Act (“PDUFA”) date of November 12, 2011. The PDUFA date is the date by which we can reasonably expect to have received the FDA’s response. In July 2011, the FDA notified us that it will not call an advisory committee during its review of our complete response to the CRL. In September 2011, we enrolled our first patient in a physician utilization study aimed at providing the additional data requested by the FDA with respect to the commercial version of the ILUVIEN inserter. We have enrolled 54 patient eyes in this study evaluating the safety and utility of the commercial version of the inserter and are targeting to enroll 100 patient eyes before commercial launch.
In July 2010, using the Decentralized Procedure, we submitted a Marketing Authorization Application for ILUVIEN to the Medicines and Healthcare products Regulatory Agency (“MHRA”) in the United Kingdom, which serves as the Reference Member State, and to regulatory authorities in Austria, France, Germany, Italy, Portugal and Spain. In November 2010, we received the Preliminary Assessment Report from the MHRA followed by additional comments from the other health authorities in December 2010. In July 2011, we submitted our draft responses to the clinical, non-clinical, and quality questions to the MHRA. The submission included the additional safety and efficacy data through the final readout at the end of the FAME Study. In September 2011, the MHRA provided comments to our clinical responses and indicated that there were no further comments to our non-clinical and quality responses. We are preparing, and plan to submit in November 2011, our final response to the Preliminary Assessment Report from the MHRA and to the additional comments from the other health authorities.
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
We commenced operations in June 2003. Since our inception we have incurred significant losses. As of September 30, 2011, we have accumulated a deficit of $205.3 million. We expect to incur substantial losses through the projected commercialization of ILUVIEN as we:
•	complete the clinical development and registration of ILUVIEN;

•	build our sales and marketing capabilities for the anticipated commercial launch of ILUVIEN in early 2012;

•	add the necessary infrastructure to support our growth;

•	evaluate the use of ILUVIEN for the treatment of other diseases; and

•	advance the clinical development of other new product candidates that we may license or acquire in the future.
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
As of September 30, 2011, we had approximately $38.6 million in cash, cash equivalents, and investments in marketable securities. In addition to our net IPO proceeds, our cash and cash equivalents include the January 2010 receipt of $10.0 million in proceeds from the exercise of outstanding Series C-1 warrants, and a $4.0 million option payment from Bausch & Lomb Incorporated (“Bausch & Lomb”) upon the exercise by Bausch & Lomb of its option to extend by two years the period during which it may continue to develop an allergy product acquired from us in 2006.

In October 2010, we obtained a $32.5 million senior secured credit facility (“Credit Facility”) to help fund our working capital requirements. The Credit Facility consisted of a $20.0 million working capital revolver and a $12.5 million term loan. The lenders advanced $6.25 million under the term loan and the remaining $6.25 million was available for funding following FDA approval of ILUVIEN, but no later than July 31, 2011. In May 2011, the lenders and we amended the terms of the Credit Facility to, among other things, extend the FDA approval deadline for the second advance under the term loan to December 31, 2011, and to increase the amount available under the second advance of the term loan from $6.25 million to $11.0 million. In addition, the maturity date of the Credit Facility was extended from October 31, 2013 to April 30, 2014. We may draw on the working capital revolver against eligible, domestic accounts receivable. As of September 30, 2011, no amounts under the working capital revolver were outstanding or available.
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
During the third quarter of 2011, we terminated our two agreements with Emory University pursuant to which we had licensed certain nicotinamide adenine dinucleotide phosphate (NADPH) oxidase inhibitors, however we continue our evaluation of other NADPH oxidase inhibitors for use in the treatment of diseases of the eye, including dry AMD, wet AMD and diabetic retinopathy.
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
In March 2008, we and pSivida amended and restated the agreement to provide us with 80% of the net profits and pSivida with 20% of the net profits derived by us from the sale of ILUVIEN. Total consideration to pSivida in connection with the execution of the March 2008 agreement was $33.8 million, which consisted of a cash payment of $12.0 million, the issuance of a $15.0 million note payable, and the forgiveness of $6.8 million in outstanding receivables. The $15.0 million promissory note accrued interest at 8% per annum, payable quarterly and was payable in full to pSivida upon the earliest of a liquidity event as defined in the agreement, the occurrence of an event of default under our agreement with pSivida, or September 30, 2012. If the note was not paid in full by March 31, 2010, the interest rate was to increase to 20% effective as of April 1, 2010, and we were required to begin making principal payments of $500,000 per month.
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
We were required to pay interest on Term Loan A at a rate of 11.5% on a monthly basis through July 31, 2011, and then beginning August 2011, we are required to repay the principal in 33 equal monthly installments plus interest at a rate of 11.5%. We are required to pay interest at a rate of 12.5% on the amount borrowed, if any, under Term Loan B through April 30, 2012, and thereafter we will be required to repay the principal in equal monthly installments through the Term Loan Maturity Date, plus interest at a rate of 12.5%.
If we repay Term Loan A prior to maturity, we must pay to the Lenders a prepayment fee equal to 5.0% of the total amount of principal then outstanding if the prepayment had occurred within one year after the funding date of Term Loan A (“Term Loan A Funding Date”), 3.0% of such amount if the prepayment occurs between one year and two years after the Term Loan A Funding Date and 1.0% of such amount if the prepayment occurs thereafter (subject to a 50% reduction in the event that the prepayment occurs in connection with an acquisition of us). If Term Loan B is advanced to us, then the amount of the prepayment fee on both Term Loan A and Term Loan B will be reset to 5.0% and the time-based reduction of the prepayment fee will be measured from the funding date of Term Loan B (subject to the same 50% reduction in the event of an acquisition of us), rather than from the Term Loan A Funding Date.
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
Working Capital Revolver
Also on the Effective Date, we entered into a Loan and Security Agreement with Silicon Valley Bank, pursuant to which we obtained a secured revolving line of credit (“Working Capital Revolver”) from Silicon Valley Bank with borrowing availability up to $20,000,000 (“Revolving Loan Agreement”). On May 16, 2011, Silicon Valley Bank and we amended the Revolving Loan Agreement to extend the maturity date of the Working Capital Revolver from October 31, 2013 to April 30, 2014.
The Working Capital Revolver is a working capital-based revolving line of credit in an aggregate amount of up to the lesser of (i) $20,000,000, or (ii) 85% of eligible domestic accounts receivable. As of September 30, 2011, no amounts under the Working Capital Revolver were outstanding or available to us.
Amounts advanced under the Working Capital Revolver will bear interest at an annual rate equal to Silicon Valley Bank’s prime rate plus 2.50% (with a rate floor of 6.50%). Interest on the Working Capital Revolver will be due monthly, with the balance due at the maturity date. On the Effective Date, we paid to Silicon Valley Bank an upfront fee of $100,000. In addition, if we terminate the Working Capital Revolver prior to maturity, we would have paid to Silicon Valley Bank a fee of $400,000 if the termination occured within one year after the Effective Date and a fee of $200,000 if the termination occurs more than one year after the Effective Date (each a “Termination Fee”), provided in each case that such Termination Fee will be reduced by 50% in the event we are acquired.
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
Our Discontinued Non-Prescription Business
At the inception of our company, we were focused primarily on the development and commercialization of non-prescription over-the-counter ophthalmic products. In October 2006, due to the progress and resource requirements related to the development of ILUVIEN, we decided to discontinue our non-prescription business. As a result, we received proceeds of $10.0 million from the sale of our allergy products in December 2006 and $6.7 million from the sale of our dry eye product in July 2007, both to Bausch & Lomb. If one of the allergy products had received FDA approval, we were entitled to an additional $8.0 million payment from Bausch & Lomb under the sales agreement. In January 2010, we received a $4.0 million option payment from Bausch & Lomb upon the exercise by Bausch & Lomb of its option to extend the period during which it may continue to develop this allergy product by two years. However, in July 2011, Bausch & Lomb notified us that it will discontinue the development of this allergy product and not seek FDA approval. As a result of the discontinuation of our non-prescription business, all revenues and expenses associated with our over-the-counter portfolio are included in the loss from discontinued operations in the accompanying statements of operations.

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
We expect that a large percentage of our research and development expenses in the future will be incurred in support of our current and future technical, preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in terms of both their timing and total cost to completion. We expect to continue to develop stable formulations of product candidates, test such formulations in preclinical studies for toxicology, safety and efficacy and to conduct clinical trials for each product candidate. We anticipate funding clinical trials ourselves, but we may engage collaboration partners at certain stages of clinical development. As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus our resources on more promising product candidates or programs. Completion of clinical trials by us or our future collaborators may take several years or more, the length of time generally varying with the type, complexity, novelty and intended use of a product candidate. The costs of clinical trials may vary significantly over the life of a project owing to but not limited to the following:
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
Marketing Expenses
Marketing expenses consist of compensation for employees responsible for assessing the commercial opportunity of and developing market awareness and launch plans for our product candidates, professional fees associated with developing brands for our product candidates and maintaining public relations efforts. We expect significant increases in our marketing and selling expenses as we hire additional personnel and establish our sales and marketing capabilities in anticipation of the commercialization of ILUVIEN. We intend to capitalize on our management’s past experience and expertise with eye-care products by marketing and selling ILUVIEN to the approximately 1,600 retinal specialists practicing in the approximately 900 retina centers across the U.S.
Our plan is to develop our own specialized domestic sales and marketing infrastructure, comprised of approximately 40 people, to market ILUVIEN and other ophthalmic product candidates or products that we may acquire or develop in the future. We hired regional managers with extensive ophthalmic-based sales experience in the third quarter of 2010 and plan to begin adding sales representatives in the fourth quarter of 2011. We entered into a relationship with OnCall LLC, a contract sales force company, that will utilize its employees to act as our sales representatives if we receive approval of the ILUVIEN NDA from the FDA. We expect that following FDA approval, the OnCall sales force will be able to access and form relationships with retinal specialists in approximately 900 retina centers for the commercial launch of ILUVIEN. In connection with the commercial launch of ILUVIEN, we expect to hire additional personnel to support the activities of customer service, post-marketing pharmacovigilance, medical affairs, and regulatory compliance.
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
Basic and Diluted Net (Loss) Income Applicable to Common Stockholders per Common Share
We calculated net loss per share in accordance with ASC 260. We have determined that our previously outstanding Series A, Series B, Series C and Series C-1 preferred stock represent participating securities in accordance with ASC 260. However, since we operate at a loss, and losses are not allocated to the preferred stock, the two class method does not affect our calculation of earnings per share. We had a net loss from continuing operations for all periods presented; accordingly, the inclusion of common stock options and warrants would be anti-dilutive. Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options, warrants for convertible securities and warrants for common stock equivalents. Potentially dilutive weighted average common stock equivalents totaled approximately 1,573,933 and 11,581,116 for the nine months ended September 30, 2011 and 2010, respectively, and 1,530,555 and 1,710,555 for the three months ended September 30, 2011 and 2010, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods of net loss from continuing operations because of their anti-dilutive effect. Therefore, for the three and nine months ended September 30, 2011 and 2010, respectively, the weighted average shares used to calculate both basic and diluted loss per share are the same.
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
Total stock-based compensation expense related to all our stock option awards for the three and nine months ended September 30, 2011 and 2010, respectively, was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands)

Marketing	$94	$121	$262	$278
Research and development	98	21	285	43
General and administrative	225	47	869	126

Total employee stock-based compensation expense	$417	$189	$1,416	$447

Income Taxes
We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities in accordance with ASC 740. We evaluate the positive and negative evidence bearing upon the realizability of our deferred tax assets on an annual basis. Significant management judgment is involved in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Due to uncertainties with respect to the realization of our deferred tax assets due to our history of operating losses, a valuation allowance has been established against our deferred tax asset balances to reduce the net carrying value to an amount that is more likely than not to be realized. As a result we have fully reserved against the deferred tax asset balances. The valuation allowances are based on our estimates of taxable income in the jurisdictions in which we operate and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, a change in the valuation allowance may be needed, which could materially impact our financial position and results of operations. Our deferred tax assets primarily consist of net operating loss (NOL) carry-forwards. At September 30, 2011 we had federal NOL carry-forwards of approximately $112.1 million and state NOL carry-forwards of approximately $95.6 million, respectively, that are available to reduce future income otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2023 and 2030 and the state NOL carry-forwards will expire at various dates between 2020 and 2030. If it is determined that significant ownership changes have occurred since these NOLs were generated, we may be subject to annual limitations on the use of these NOLs under Internal Revenue Code Section 382 (or comparable provisions of state law). We have not yet completed a formal evaluation of whether our IPO resulted in certain changes in ownership that would limit our ability to utilize a portion of our NOL carry-forwards.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)

RESEARCH AND DEVELOPMENT EXPENSES	$2,224	$3,276	$5,732	$10,481
GENERAL AND ADMINISTRATIVE EXPENSES	1,421	1,260	4,827	3,338
MARKETING EXPENSES	2,612	1,583	5,038	2,209
TOTAL OPERATING EXPENSES	6,257	6,119	15,597	16,028
INTEREST INCOME	1	37	15	53
INTEREST EXPENSE	(284)	—	(863)	(618)
GAIN ON EARLY EXTINGUISHMENT OF DEBT	—	—	—	1,343
DECREASE (INCREASE) IN FAIR VALUE OF DERIVATIVE	—	—	—	3,644
LOSS FROM CONTINUING OPERATIONS	(6,540)	(6,082)	(16,445)	(11,606)
Three months ended September 30, 2011 compared to the three months ended September 30, 2010
Research and development expenses. Research and development expenses decreased by approximately $1.1 million, or 33.3%, to approximately $2.2 million for the three months ended September 30, 2011 compared to approximately $3.3 million for the three months ended September 30, 2010. The decrease was primarily attributable to decreases of $1.2 million in costs associated with our FAME Study, $380,000 in costs incurred to file marketing applications for ILUVIEN in Austria, France, Germany, Italy, Portugal, Spain and the U.K. in the third quarter of 2010 and $130,000 in costs for technical development as we reach the final stages of the development of the inserter for ILUVIEN, offset by an increase of $510,000 in costs related to the physician utilization study which is being conducted to assess the safety and utility of the commercial version of the inserter for ILUVIEN. The decrease in costs for our FAME Study was primarily attributable to decreases of $910,000 for our CROs and $260,000 for clinical trial site costs as the FAME Study was completed in 2010.
General and administrative expenses. General and administrative expenses increased by approximately $160,000, or 12.3%, to approximately $1.4 million for the three months ended September 30, 2011 compared to approximately $1.3 million for the three months ended September 30, 2010.
Marketing expenses. Marketing expenses increased by approximately $1.0 million, or 62.5%, to approximately $2.6 million for the three months ended September 30, 2011 compared to approximately $1.6 million for the three months ended September 30, 2010. This increase was primarily attributable to increases of $490,000 in costs related to our advertising agency’s development of a detailed advertising and promotional plan for the commercial launch of ILUVIEN, $400,000 in compensation costs related to the hiring of additional personnel in advance of the launch of ILUVIEN and $190,000 in additional pharmaeconomic work to evaluate the pricing of ILUVIEN in the U.S. and Europe.
Interest expense. Interest expense was approximately $280,000 for the three months ended September 30, 2011. Interest expense for the three months ended September 30, 2010 was immaterial. Interest expense for the three months ended September 30, 2011 was incurred in connection with our Credit Facility with Silicon Valley Bank and MidCap Financial LLP, secured in the fourth quarter of 2010.
Income from discontinued operations
We did not have any income or loss from discontinued operations for either the three months ended September 30, 2011 or the three months ended September 30, 2010.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010
Research and development expenses. Research and development expenses decreased by approximately $4.7 million, or 44.8%, to approximately $5.7 million for the nine months ended September 30, 2011 compared to approximately $10.5 million for the nine months ended September 30, 2010. The decrease was primarily attributable to decreases of $3.9 million in costs associated with our FAME Study, $1.9 million in costs to file our NDA in the U.S. and marketing applications for ILUVIEN in Austria, France, Germany, Italy, Portugal, Spain, and the U.K. in 2010, offset by increases of $620,000 in costs related to the physician utilization study which is being conducted to assess the safety and utility of the commercial version of the inserter for ILUVIEN. The decrease in costs for our FAME Study was primarily attributable to decreases of $910,000 for our CROs and $260,000 for clinical trial site costs as the FAME Study was completed in 2010 and $500,000 in costs associated with contracting medical science liaisons to engage with retina specialists in the study of ILUVIEN. The decrease in costs for our FAME Study was primarily attributable to decreases of $2.3 million for our CROs, $1.1 million for clinical trial site costs and $370,000 for our third party reading center for the analysis of retinal images as the FAME Study was completed in 2010.
General and administrative expenses. General and administrative expenses increased by approximately $1.5 million, or 45.5%, to approximately $4.8 million for the nine months ended September 30, 2011 compared to approximately $3.3 million for the nine months ended September 30, 2010. The increase was primarily attributable to increases of $610,000 in stock compensation expense, $400,000 in personnel costs and $260,000 in costs incurred after our IPO in April 2010 associated with operating as a public company including additional audit, tax and legal fees, increased directors’ and officers’ insurance costs, and board of directors’ compensation.
Marketing expenses. Marketing expenses increased by approximately $2.8 million, or 127.3%, to approximately $5.0 million for the nine months ended September 30, 2011 compared to approximately $2.2 for the nine months ended September 30, 2010. The increase was primarily attributable to increases of $1.3 million in compensation costs related to the hiring of additional key personnel in advance of the launch of ILUVIEN, $1.0 million in costs related to our advertising agency’s development of a detailed advertising and promotional plan for the commercial launch of ILUVIEN, $200,000 in costs associated with the establishment of our managed care programs, $180,000 in costs relating to pharmaeconomic studies to evaluate the pricing of ILUVIEN in the U.S. and Europe, and $170,000 in additional medical marketing activity as we expand our presence at key industry events and prepare for entry into the European market.
Interest expense. Interest expense increased by approximately $240,000, or 38.7%, to approximately $860,000 for the nine months ended September 30, 2011 compared to approximately $620,000 for the nine months ended September 30, 2010. Interest expense for the nine months ended September 30, 2011 was incurred in connection with our Credit Facility with Silicon Valley Bank and MidCap Financial LLP, secured in the fourth quarter of 2010. Interest expense for the nine months ended September 30, 2010 was incurred in connection with our $15.0 million promissory note payable to pSivida, which was repaid in April 2010.
Decrease in fair value of preferred stock conversion feature. For the nine months ended September 30, 2010, we recognized a gain of approximately $3.6 million related to the decrease of the fair value of the conversion feature of our preferred stock. The conversion feature of our preferred stock was eliminated in connection with our IPO in April 2010.
Income from discontinued operations
We recognized income from discontinued operations during the nine months ended September 30, 2010 of $4.0 million for a payment we received from Bausch & Lomb. This payment was related to the exercise by Bausch & Lomb of its option to extend by two years the period during which it may continue to develop an allergy product acquired from us in 2006. We did not have any income or loss from discontinued operations for the nine months ended September 30, 2011.
Liquidity and Capital Resources
We have incurred recurring losses, negative cash flow from operations, and have accumulated a deficit of $205.3 million from our inception through September 30, 2011. Prior to our IPO in April 2010, we funded our operations through the private placement of common stock, preferred stock, preferred stock warrants and convertible debt, as well as by the sale of certain assets of the non-prescription business in which we were previously engaged.

On April 21, 2010, our Registration Statement on Form S-1 (as amended) was declared effective by the SEC for our IPO, pursuant to which we sold 6,550,000 shares of our common stock at a public offering price of $11.00 per share. We received net proceeds of approximately $68.4 million from this transaction, after deducting underwriting discounts and commissions. In October 2010, we obtained a $32.5 million senior secured credit facility to help fund our working capital requirements. The Credit Facility consisted of a $20.0 million Working Capital Revolver and a $12.5 million Term Loan. The Lenders advanced $6.25 million under the Term Loan and the remaining $6.25 million was available for funding following FDA approval of ILUVIEN, but no later than July 31, 2011. On May 16, 2011, we and the Lenders amended the terms of the Credit Facility to among other things, extend the FDA approval deadline for the second advance under the Term Loan to December 31, 2011, and to increase the amount available under the second advance by $4.75 million to $11.0 million. In addition, the maturity date of the Term Loan was extended from October 31, 2013 to April 30, 2014. We may draw on the Working Capital Revolver against eligible, domestic accounts receivable, but as of September 30, 2011, no amounts under the Working Capital Revolver were outstanding or available to us.
As of September 30, 2011, we had approximately $38.6 million in cash, cash equivalents and investments in marketable securities. We believe that we have sufficient funds available to fund our operations through the projected launch of ILUVIEN and the expected generation of revenue in early 2012. The commercialization of ILUVIEN is dependent upon approval by the FDA, however, we cannot be sure that ILUVIEN will be approved by the FDA or that, if approved, future sales of ILUVIEN will generate enough revenue to fund the Company’s operations beyond its launch. Due to the uncertainty around FDA approval, management cannot be certain that we will not need additional funds for the launch of ILUVIEN. If ILUVIEN is not approved, or if approved, does not generate sufficient revenue, we may adjust our commercial plans so that we can continue to operate with our existing cash resources or seek to raise additional financing.
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
As of September 30, 2011, we had $38.6 million in cash, cash equivalents and investments in marketable securities. We have invested a substantial portion of our available cash in money market funds placed with a reputable financial institution for which credit loss is not anticipated. We have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.
For the nine months ended September 30, 2011, cash used in our continuing operations of $16.1 million was primarily due to our net loss from continuing operations of $16.4 million offset by non-cash stock-based compensation and other expense of $1.9 million. Further increasing our cash used in continuing operations was a decrease in accounts payable, accrued expenses and other current liabilities of $1.5 million, and an increase in prepaid expenses and other current assets of $160,000. The decrease in accounts payable, accrued expenses and other current liabilities was primarily due to decreases of $1.4 million in amounts due to our clinical sites for the FAME Study and $450,000 in amounts due to our CROs, offset by an increase of $270,000 in amounts payable to third party professional services firms in connection with legal counsel and accounting and audit services and $140,000 to our third party reading center for the analysis of retinal images. The increase in prepaid expenses and other current assets was primarily due to advanced payments made in connection with participation in industry tradeshows and events.

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
For the nine months ended September 30, 2011, net cash provided by our investing activities was $25.7 million, which was primarily due to the maturities of investments of marketable securities. For the nine months ended September 30, 2010, net cash used in our investing activities was $36.1 million, which was primarily due to the purchase of $40.0 million of investments of marketable securities and the purchase of $120,000 of computer equipment and software to facilitate the filing of our NDA and for use by new employees, offset by the receipt of $4.0 million from Bausch & Lomb upon the exercise by Bausch & Lomb of its option to extend by two years the period during which it may continue to develop an allergy product acquired from us in 2006.
For the nine months ended September 30, 2011, cash provided by financing activities was $17,000. This was primarily due to proceeds of $340,000 from the exercise of stock options and from the purchase of our stock in connection with our employee stock purchase plan, offset by $270,000 in principal payments to Silicon Valley Bank and MidCap Financial. For the nine months ended September 30, 2010 net cash provided by our financing activities was $62.0 million, which was due primarily to the receipt of net proceeds of $68.4 million, after underwriting discounts and commissions, from our IPO, net proceeds of $10.0 million from the exercise of warrants to purchase shares of our Series C-1 preferred stock, and $520,000 from the exercise of options and warrants to purchase shares of our stock offset by the payment of $1.9 million of costs related to our IPO and by the repayment of our $15.0 million promissory note to pSivida.
Contractual Obligations and Commitments
Other than the amendments to our Credit Facility described below, there have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 25, 2011.
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
We were required to pay interest on Term Loan A at a rate of 11.5% on a monthly basis through July 31, 2011, and then beginning August 2011 we are required to repay the principal in 33 equal monthly installments plus interest at a rate of 11.5%. We are required to pay interest at a rate of 12.5% on the amount borrowed, if any, under Term Loan B through April 30, 2012, and thereafter we will be required to repay the principal in equal monthly installments through the Term Loan Maturity Date, plus interest at a rate of 12.5%.

If we repay Term Loan A prior to maturity, we must pay to the Lenders a prepayment fee equal to 5.0% of the total amount of principal then outstanding if the prepayment had occurred within one year after the funding date of Term Loan A (“Term Loan A Funding Date”), 3.0% of such amount if the prepayment occurs between one year and two years after the Term Loan A Funding Date and 1.0% of such amount if the prepayment occurs thereafter (subject to a 50% reduction in the event that the prepayment occurs in connection with an acquisition of us). If Term Loan B is advanced to us, then the amount of the prepayment fee on both Term Loan A and Term Loan B will be reset to 5.0% and the time-based reduction of the prepayment fee will be measured from the funding date of Term Loan B (subject to the same 50% reduction in the event of an acquisition of us), rather than from the Term Loan A Funding Date.
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
The Working Capital Revolver is a working capital-based revolving line of credit in an aggregate amount of up to the lesser of (i) $20,000,000, or (ii) 85% of eligible domestic accounts receivable. As of September 30, 2011, no amounts under the Working Capital Revolver were available to us.
Amounts advanced under the Working Capital Revolver will bear interest at an annual rate equal to Silicon Valley Bank’s prime rate plus 2.50% (with a rate floor of 6.50%). Interest on the Working Capital Revolver will be due monthly, with the balance due at the maturity date. On the Effective Date, we paid to Silicon Valley Bank an upfront fee of $100,000. In addition, if we terminate the Working Capital Revolver prior to maturity, we will pay to Silicon Valley Bank a fee of $400,000 if the termination had occurred within one year after the Effective Date and a fee of $200,000 if the termination occurs more than one year after the Effective Date (each a “Termination Fee”), provided in each case that such Termination Fee will be reduced by 50% in the event we are acquired.

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
We are exposed to market risk related to changes in interest rates. As of September 30, 2011, we had approximately $38.6 million in cash, cash equivalents and investments in marketable securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed and summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of the our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A	Risk Factors
In our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 25, 2011, we identify under Item 1A of Part I important factors which could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. There have been no material changes in our risk factors subsequent to the filing of our Form 10-K for the fiscal year ended December 31, 2010. However, the risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securites
In September 2011, we issued 4,411 shares of our common stock upon the exercise of warrants for an aggregate of $19,000. No underwriters were involved in the sale of such securities. The issuance of the securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) thereof. The recipient of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the warrant agreements and securities issued in such transactions.
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

November 7, 2011

/s/ Richard S. Eiswirth, Jr. Richard S. Eiswirth, Jr.
Chief Operating Officer and Chief Financial Officer (Principal financial and accounting officer)

November 7, 2011

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