Form 10-Q/A
period 2012-06-30
ALIMERA SCIENCES INC
filed 2012-09-07
CIK 1267602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

ALIMERA SCIENCES, INC.

QUARTERLY REPORT ON FORM 10-Q/A

INDEX

Explanatory Note	3

Item 6. Exhibits	4

Signature	5

EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Alimera Sciences, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2) of Regulation S-T. Exhibit 101 consists of the interactive data files that were not included with the Form 10-Q, as allowed by the 30-day grace period for the first quarterly period in which detailed footnote tagging is required.

This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events, results or developments occurring, or facts that have become known, after the original filing of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

ITEM 6	Exhibits

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	INSTANCE DOCUMENT

101.SCH**	SCHEMA DOCUMENT

101.CAL**	CALCULATION LINKBASE DOCUMENT

101.LAB**	LABELS LINKBASE DOCUMENT

101.PRE**	PRESENTATION LINKBASE DOCUMENT

*	Previously filed or furnished, as applicable, as an exhibit to the Alimera Sciences, Inc. Quarterly Report on Form 10-Q (File No. 001-34703) filed with the SEC on August 14, 2012.
**	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alimera Sciences, Inc.

/s/ C. Daniel Myers
C. Daniel Myers
Chief Executive Officer and President (Principal executive officer)

September 7, 2012

/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
Chief Operating Officer and Chief Financial Officer (Principal financial and accounting officer)

September 7, 2012

ALIMERA SCIENCES, INC.

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	INSTANCE DOCUMENT

101.SCH**	SCHEMA DOCUMENT

101.CAL**	CALCULATION LINKBASE DOCUMENT

101.LAB**	LABELS LINKBASE DOCUMENT

101.PRE**	PRESENTATION LINKBASE DOCUMENT

*	Previously filed or furnished, as applicable, as an exhibit to the Alimera Sciences, Inc. Quarterly Report on Form 10-Q (File No. 001-34703) filed with the SEC on August 14, 2012.
**	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.