Form 10-Q
period 2012-09-30
ALIMERA SCIENCES INC
filed 2012-11-07
CIK 1267602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 2, 2012, there were 31,527,756 shares of the registrant’s common stock issued and outstanding.

ALIMERA SCIENCES, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1	Interim Condensed Consolidated Financial Statements (unaudited)

ALIMERA SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$17,355	$33,108
Investments in marketable securities	—	500
Prepaid expenses and other current assets	1,549	692
Inventory (Note 4)	671	—
Deferred financing costs	119	201

Total current assets	19,694	34,501
PROPERTY AND EQUIPMENT — at cost less accumulated depreciation	132	197

TOTAL ASSETS	$19,826	$34,698

CURRENT LIABILITIES:
Accounts payable	$1,702	$1,948
Accrued expenses (Note 5)	2,252	1,638
Outsourced services payable	161	658
Notes payable (Note 7)	2,462	2,462
Capital lease obligations	9	12

Total current liabilities	6,586	6,718
LONG-TERM LIABILITIES:
Notes payable, net of discount — less current portion (Note 7)	1,250	2,868
Other long-term liabilities	193	134
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value — 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2012 and at December 31, 2011 (Note 12)	—	—
Common stock, $.01 par value — 100,000,000 shares authorized and 31,498,502 shares issued and outstanding at September 30, 2012 and 100,000,000 shares authorized and 31,427,355 shares issued and outstanding at December 31, 2011	315	314
Additional paid-in capital	236,894	235,619
Common stock warrants	415	415
Accumulated deficit	(225,827)	(211,370)

TOTAL STOCKHOLDERS’ EQUITY	11,797	24,978

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,826	$34,698

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)
RESEARCH AND DEVELOPMENT EXPENSES	$2,199	$2,224	$5,636	$5,732
GENERAL AND ADMINISTRATIVE EXPENSES	1,506	1,421	4,488	4,827
MARKETING EXPENSES	1,503	2,612	3,704	5,038

OPERATING EXPENSES	5,208	6,257	13,828	15,597
INTEREST INCOME	1	1	3	15
INTEREST EXPENSE	(187)	(284)	(632)	(863)

NET LOSS	$(5,394)	$(6,540)	$(14,457)	$(16,445)

NET LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS — Basic and diluted	$(0.17)	$(0.21)	$(0.46)	$(0.52)

WEIGHTED-AVERAGE SHARES OUTSTANDING — Basic and diluted	31,465,752	31,396,517	31,443,568	31,342,752

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,457)	$(16,445)
Depreciation and amortization	80	106
Stock compensation expense	1,259	1,478
Amortization of deferred financing costs and debt discount	169	318
Changes in assets and liabilities:
Prepaid expenses and other current assets	(204)	(158)
Inventory	(671)	—
Accounts payable	(854)	273
Accrued expenses and other current liabilities	117	(1,720)
Other long-term liabilities	65	—

Net cash used in operating activities	(14,496)	(16,148)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments	500	25,828
Purchases of property and equipment	(15)	(104)

Net cash provided by investing activities	485	25,724

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	—	210
Proceeds from exercise of common stock warrants	—	19
Payment of principal on note payable	(1,705)	(265)
Proceeds from sale of common stock	14	111
Payment of preferred stock issuance costs (Note 12)	(42)	—
Payment of debt modification costs	—	(50)
Payments on capital lease obligations	(9)	(8)

Net cash (used in) provided by financing activities	(1,742)	17

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,753)	9,593
CASH AND CASH EQUIVALENTS — Beginning of period	33,108	28,514

CASH AND CASH EQUIVALENTS — End of period	$17,355	$38,107

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$413	$508

There were no income tax or dividend payments made for the nine months ended September 30, 2012 and 2011.

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

The Company is presently focused on diseases affecting the back of the eye, or retina, because the Company’s management believes these diseases are not well treated with current therapies and represent a significant market opportunity. The Company’s most advanced product candidate is ILUVIEN ®, which has received marketing authorization in the United Kingdom, Austria, Portugal, France and Germany, and has been recommended for marketing authorization in Italy and Spain, for the treatment of vision impairment associated with chronic diabetic macular edema (DME) considered insufficiently responsive to available therapies. DME is a disease of the retina that affects individuals with diabetes and can lead to severe vision loss and blindness.

The Company submitted a New Drug Application (NDA) in June 2010 for the low dose of ILUVIEN in the U.S. with the U.S. Food and Drug Administration (FDA), followed by registration filings in the United Kingdom, Austria, France, Germany, Italy, Portugal and Spain under the European Union’s (EU) Decentralized Procedure (DCP) in July 2010, with the United Kingdom acting as the Reference Member State (RMS). The RMS is responsible for coordinating the review and approval process between itself and the other involved countries, or Concerned Member States.

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

The Company submitted its response to the CRL to the FDA in May 2011, including additional safety and efficacy data through the final readout at month 36 of the FAME Study with an emphasis on the chronic DME subgroup. In July 2011, the Company submitted a draft response to the PAR to the United Kingdom Medicines and Healthcare products Regulatory Agency (MHRA), the regulatory body in the RMS, which included a similar data package.

In November 2011, the FDA issued a second CRL to communicate that the NDA could not be approved in its then current form stating that the NDA did not provide sufficient data to support that ILUVIEN is safe and effective in the treatment of patients with DME. The FDA stated that the risks of adverse reactions shown for ILUVIEN in the FAME Study were significant and were not offset by the benefits demonstrated by ILUVIEN in these clinical trials. In its second CRL, the FDA indicated that the Company would need to conduct two additional clinical trials to demonstrate that the product is safe and effective for the proposed indication. During the second quarter of 2012, the Company met with the FDA in an effort to gain a better understanding of the regulatory path for ILUVIEN in the U.S. Based upon this meeting, the Company plans to submit to the FDA a response to the second CRL to include additional analysis of the benefits and risks of ILUVIEN based upon clinical data available from the FAME Study.

After meetings and discussions with the MHRA, the Company finalized and submitted its response to the PAR to the MHRA in November 2011. In February 2012, the Company received a Final Assessment Report (FAR) from the MHRA indicating that the United Kingdom, Austria, France, Germany, Italy, Portugal and Spain had reached a consensus that ILUVIEN was approvable and that the DCP was complete. Upon receipt of the FAR, the Company entered the national phase with each of these seven countries. During the national phase, labeling in each country’s local language is finalized. As part of the approval process in these countries, the Company has committed to conduct a five-year, post-authorization, open label registry study of ILUVIEN in 800 patients with chronic DME. ILUVIEN has received marketing authorization in the United Kingdom, Austria, Portugal, France and Germany for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies.

The Company currently plans to launch ILUVIEN in Germany, the United Kingdom and France in 2013, and is pursuing pricing and reimbursement in those countries. In July 2012, the Company received a letter from Germany’s Federal Joint Committee indicating that the automatic obligation to submit a dossier on ILUVIEN, per the Arzneimittelmarkt-Neuordnungsgesetz law, would not be necessary, and that a benefit assessment would not be required. This allows the Company to launch ILUVIEN in Germany without price restriction. In August 2012, the Company received an appraisal consultation document from the United Kingdom’s National Institute for Health and Clinical Excellence (NICE) with a preliminary recommendation that ILUVIEN is not recommended given the cost of £5500 and other variables included in the Company’s submission to NICE. This document is not NICE’s final guidance and the recommendation may change prior to NICE’s final appraisal determination. The Company provided further comments on the draft appraisal and additional data in advance of the second appraisal meeting that was held in October 2012. The Company is currently awaiting additional feedback from NICE.

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In April 2012, the Company established a wholly-owned subsidiary in the United Kingdom, Alimera Sciences Limited. As of September 30, 2012, Alimera Sciences Limited had no employees. Alimera Sciences Limited expects to hire approximately three employees prior to the end of the year ending December 31, 2012.

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

Recent Accounting Pronouncements – In May 2011, the FASB amended the FASB Accounting Standards Codification to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards. Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change particular principles in fair value measurement guidance. In addition, the amendments require additional fair value disclosures. The amendments are effective for fiscal years beginning after December 15, 2011 and should be applied prospectively. The Company does not believe the adoption of these amendments has had a material impact on its financial position or results of operations.

3. Factors Affecting Operations

To date the Company has incurred recurring losses, negative cash flow from operations, and has accumulated a deficit of $225,827,000 from the Company’s inception through September 30, 2012. As of September 30, 2012, the Company had approximately $17,355,000 in cash and cash equivalents. On October 2, 2012, the Company closed its preferred stock financing in which it sold units consisting of 1,000,000 shares of its Series A Convertible Preferred Stock (Series A Preferred Stock) and warrants to purchase 300,000 shares of Series A Preferred Stock for gross proceeds of $40,000,000, prior to the payment of approximately $650,000 of related issuance costs (Note 12). In October 2010, the Company obtained a $32,500,000 senior secured credit facility (Credit Facility) to help fund its working capital requirements (Note 7). The Credit Facility consisted of a $20,000,000 working capital revolver and a $12,500,000 term loan. The lenders have advanced $6,250,000 under the term loan. In May 2011, the Credit Facility was amended to increase the term loan to $17,250,000, the remaining $11,000,000 of which would have been advanced following FDA approval of ILUVIEN, but no later than December 31, 2011. As a result of the issuance of the second CRL by the FDA in November 2011 regarding the NDA for ILUVIEN, the remaining $11,000,000 is no longer available to the Company. Additionally, the Company may only draw on the revolving line of credit against eligible U.S. domestic accounts receivable, which the Company would not expect to have prior to the launch of ILUVIEN in the U.S. Therefore, the revolving line of credit, which expires in April 2014, is not currently, and may never be, available to the Company. On February 6, 2012, the Company received a letter from the lenders stating that they reserve the right to assert that the occurrence of certain events, including the issuance of the second CRL and a decrease in the market value of the Company’s public equity securities, may represent a material impairment of the value of the collateral under the loan agreements. To date, the lenders have not made such an assertion, and in the opinion of management a material impairment of the value of the collateral has not occurred.

The Company plans to proceed with the direct commercialization of ILUVIEN in Germany, the United Kingdom and France in 2013. The Company believes that it has sufficient funds available to fund its operations beyond the projected commercialization of ILUVIEN in these EU countries. The Company does not expect the generation of revenue until 2013, and therefore does not expect to have positive cash flow from operations until 2014. If ILUVIEN is not approved in additional jurisdictions or does not generate sufficient revenue, the Company may adjust its commercial plans so that it can continue to operate with its existing cash resources or seek to raise additional financing.

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Inventory

Inventory is stated at the lower of cost or market (net realizable value). Inventory consisted of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Component parts (1)	$102	$—
Work-in-process (2)	569	—
Finished goods	—	—

Total inventory	$671	$—

(1)	Component parts at September 30, 2012 consisted of manufactured components of the ILUVIEN inserter.
(2)	Work-in-process at September 30, 2012 consisted of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing as required by regulatory authorities.

5. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Accrued clinical investigator expenses	$821	$788
Accrued severance expenses (1)	—	206
Accrued other compensation expenses	772	621
Accrued preferred stock issuance costs (Note 12)	608	—
Other accrued expenses	51	23

Total accrued expenses	$2,252	$1,638

(1)	In connection with the FDA’s CRL issued to the Company in November 2011 (Note 1), management and the board of directors of the Company approved a reduction in force pursuant to which the Company terminated the employment of 11 employees. The affected employees were notified in December 2011. The Company incurred $401,000 of severance expense in December 2011 in connection with the reduction in force of which $206,000 was payable at December 31, 2011. All amounts due at December 31, 2011 were paid to affected employees during the nine months ended September 30, 2012.

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

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Upon commercialization of ILUVIEN, the Company must share 20% of net profits and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN, as defined by the agreement, with pSivida. In connection with this arrangement the Company is entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of September 30, 2012 and December 31, 2011, pSivida owed the Company $4,924,000 and $4,064,000, respectively, in commercialization costs. Due to the uncertainty of future profits from ILUVIEN, the Company has fully reserved these amounts in the accompanying financial statements.

7. Term Loan and Working Capital Revolver

Term Loan

On October 14, 2010 (Effective Date), the Company entered into a Loan and Security Agreement (Term Loan Agreement) with Silicon Valley Bank and MidCap Financial LLP (Lenders). Pursuant to the original terms of the Term Loan Agreement, the Company was entitled to borrow up to $12.5 million, of which $6.25 million (Term Loan A) was advanced to the Company on the Effective Date. The Company was entitled to draw down the remaining $6.25 million under the Term Loan (Term Loan B and together with Term Loan A, the Term Loan) if the FDA approved the Company’s NDA for ILUVIEN prior to or on July 31, 2011. On May 16, 2011, the Company and the Lenders amended the Term Loan Agreement (Term Loan Modification) to, among other things, extend until December 31, 2011 the date by which the FDA must approve the NDA in order for the Company to draw down Term Loan B and increase the amount of Term Loan B by $4.75 million to $11.0 million. In addition, the maturity date of the Term Loan was extended from October 31, 2013 to April 30, 2014 (Term Loan Maturity Date). As a result of the issuance of the second CRL by the FDA in November 2011 (Note 1), the Company did not draw down Term Loan B by December 31, 2011 and the ability to draw down Term Loan B expired.

The Company was required to pay interest only on Term Loan A at a rate of 11.5% on a monthly basis through July 31, 2011, and since August 2011, the Company has been required to repay the principal in 33 equal monthly installments plus interest at a rate of 11.5%.

If the Company repays Term Loan A prior to maturity, the Company must pay to the Lenders a prepayment fee equal to 1.0% of the total amount of principal then outstanding (subject to a 50% reduction in the event that the prepayment occurs in connection with an acquisition of the Company).

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

On the Effective Date, the Company issued to the Lenders warrants to purchase an aggregate of up to 39,773 shares of the Company’s common stock. Each of the warrants is exercisable immediately, has a per-share exercise price of $11.00 and has a term of 10 years. The Company estimated the fair value of warrants granted using the Black-Scholes option pricing model. The aggregate fair value of the warrants was estimated to be $389,000. The Company allocated a portion of the proceeds from the Term Loan Agreement to the warrants in accordance with ASC 470-20-25-2, Debt Instruments with Detachable Warrants. As a result, the Company recorded a discount of $366,000 which is being amortized to interest expense using the effective interest method. The Lenders will have certain registration rights with respect to the shares of common stock issuable upon exercise of all of their warrants. The Company paid to the Lenders an upfront fee of $62,500 on the Effective Date and an additional fee of $50,000 in connection with the Term Loan Modification. In accordance with ASC 470-50-40-17, Debt — Modifications and Extinguishments, the Company is amortizing the deferred financing costs on Term Loan A and the $50,000 modification fee over the remaining term of Term Loan A, as modified. The Lenders also hold warrants to purchase an aggregate of up to 69,999 shares of the Company’s common stock, which would have been exercisable only if Term Loan B had been advanced to the Company. As a result of the issuance of the second CRL by the FDA in November 2011 (Note 1), the Company did not draw down Term Loan B by December 31, 2011 and the ability to draw down Term Loan B expired. Consequently, the warrants issued to the Lenders in connection with Term Loan B are not exercisable.

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company is required to maintain its primary operating and other deposit accounts and securities accounts with Silicon Valley Bank, which accounts must represent at least 50% of the dollar value of the Company’s accounts at all financial institutions.

The weighted average interest rate of the Company’s notes payable to Silicon Valley Bank and MidCap Financial LLP approximates the rate at which the Company could obtain alternative financing; therefore, the carrying amount of the notes approximates their fair value.

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

The Working Capital Revolver is a working capital-based revolving line of credit in an aggregate amount of up to the lesser of (i) $20,000,000, or (ii) 85% of eligible domestic accounts receivable. As of September 30, 2012 and December 31, 2011, respectively, no amounts under the Working Capital Revolver were outstanding or available to the Company. The Company may only draw on the revolving line of credit against eligible U.S. domestic accounts receivable, which it does not expect to have prior to the launch of ILUVIEN in the U.S. Therefore, the revolving line of credit, which expires in April 2014, is not currently, and may never be, available to the Company.

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

	Three Months Ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
Common stock warrants	3,555	28,086	3,584	29,366
Stock options	948,238	1,502,469	956,654	1,573,106

Total potentially dilutive securities	951,793	1,530,555	960,238	1,602,472

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Stock Options

During the three months ended September 30, 2012 and 2011, the Company recorded compensation expense related to stock options of approximately $342,000 and $417,000, respectively. During the nine months ended September 30, 2012 and 2011, the Company recorded compensation expense related to stock options of approximately $1,136,000 and $1,416,000, respectively. As of September 30, 2012, the total unrecognized compensation cost related to non-vested stock options granted was $2,590,000 and is expected to be recognized over a weighted average period of 2.09 years. The following table presents a summary of stock option transactions for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options at beginning of period	3,698,019	$3.17	2,677,474	$3.98	2,607,446	$3.88	2,741,985	$3.81
Grants	—	—	90,000	7.95	1,127,500	1.71	155,000	7.83
Forfeitures	(9,146)	6.91	—	—	(46,073)	8.32	(7,500)	11.00
Exercises	(2,245)	1.33	(10,000)	2.04	(2,245)	1.33	(132,011)	1.59

Options at end of period	3,686,628	3.16	2,757,474	4.11	3,686,628	3.16	2,757,474	4.11

Weighted average per share fair value of options granted during the period	$—		$5.81		$1.33		$5.67

The following table provides additional information as of September 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	3,686,628	$3.16	6.58 years	$2,404
Exercisable	2,386,634	2.94	5.29 years	1,524
Expected to vest	941,265	4.06	8.84 years	575

The following table provides additional information as of December 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	2,607,446	$3.88	6.14 years	$—
Exercisable	2,058,585	2.74	5.54 years	—
Expected to vest	532,303	8.28	8.42 years	—

Per the terms of the Company’s 2004 and 2005 Option Plans (Plans), the Company’s preferred stock financing (Note 12) constituted a change of control for the purposes of Plan vesting and as a result all unvested options under the Plans became vested. As of September 30, 2012 there were 79,380 unvested options and $196,000 of unrecognized compensation expense in connection with the 2004 and 2005 Plans, which will be recognized as compensation expense in the fourth quarter of 2012 ..

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Units

In February 2012, the Company awarded 85,447 restricted stock units (RSUs), to executive officers and employees at a grant date fair value of $1.70 per RSU. A RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of the RSUs was determined on the date of grant based on the closing price of the Company’s common stock on the date of grant, which equals the RSU’s intrinsic value. The RSUs were to vest upon the receipt of marketing authorization of ILUVIEN in four of the seven EU countries in which ILUVIEN is recommended for marketing authorization (Note 1). During the second quarter of 2012, the United Kingdom, Austria and Portugal granted ILUVIEN marketing authorization and the Company recorded $109,000 in compensation expense in connection with the RSUs. On July 18, 2012, France granted marketing authorization to ILUVIEN and, as a result, the RSUs became fully vested. During the three and nine months ended September 30, 2012, the Company recognized $36,000 and $145,000, respectively, in compensation expense in connection with the RSUs.

10. Income Taxes

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

At September 30, 2012 and December 31, 2011, the Company had federal net operating loss (NOL) carry-forwards of approximately $134,609,000 and $120,353,000 and state NOL carry-forwards of approximately $118,071,000 and $103,815,000 respectively, that are available to reduce future income unless otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2023 and 2031 and the state NOL carry-forwards will expire at various dates between 2020 and 2031.

NOL carry-forwards may be subject to annual limitations under Internal Revenue Code Section 382 (or comparable provisions of state law) in the event that certain changes in ownership of the Company were to occur. In general, an ownership change occurs for purposes of Section 382 if there is a more than 50% change in ownership over a 3-year testing period. The Company is currently evaluating whether a change in ownership occurred with respect to the Company’s preferred stock financing in October 2012.

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Fair Value

The Company adopted ASC 820, Fair Value Measurements and Disclosures, effective January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

The following table presents information about the Company’s assets measured at fair value on a recurring basis:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash equivalents (1)	$16,941	$—	$—	$16,941

Assets measured at fair value	$16,941	$—	$—	$16,941

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash equivalents (1)	$32,438	$—	$—	$32,438
Investments in marketable debt securities (2)	—	500		500

Assets measured at fair value	$32,438	$500	$—	$32,938

(1)	The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.
(2)	Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. These prices include broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Pricing sources include industry standard data providers, security master files from large financial institutions, and other third party sources which are input into a distribution-curve-based algorithm to determine a daily market value. This creates a “consensus price” or a weighted average price for each security.

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Subsequent Events

Preferred Stock Financing

On October 2, 2012, the Company closed its preferred stock financing in which it sold units consisting of 1,000,000 shares of Series A Preferred Stock and warrants to purchase 300,000 shares of Series A Preferred Stock for gross proceeds of $40,000,000, prior to the payment of approximately $650,000 of related issuance costs. The powers, preferences and rights of the Series A Preferred Stock are set forth in the certificate of designation filed by the Company with the Secretary of State of the State of Delaware on October 1, 2012. Each share of Series A Preferred Stock, including any shares of Series A Preferred Stock issued upon exercise of the warrants, is convertible into shares of the Company’s common stock at any time at the option of the holder at the rate equal to $40.00 divided by the then current conversion price (conversion price). The initial conversion price of $2.91 of the Series A Preferred Stock is subject to adjustment to $3.16 or $2.66 based on the occurrence or non-occurrence of certain events relating to guidance from NICE regarding ILUVIEN, in addition to certain customary price based anti-dilution adjustments. Each share of Series A Preferred Stock shall automatically be converted into shares of common stock at the then-effective conversion price upon the occurrence of the later to occur of both (i) the Company receives and publicly announces the approval by the FDA of the Company’s NDA for ILUVIEN and (ii) the date on which the Company consummates an equity financing transaction pursuant to which the Company sells to one or more third party investors either (a) shares of common stock or (b) other equity securities that are convertible into shares of common stock and that have rights, preference or privileges, senior to or on a parity with, the Series A Preferred Stock, in each case having an as-converted per share of common stock price of not less than $10.00 and that results in total gross proceeds to the Company of at least $30,000,000.

Each unit sold in the preferred stock financing included a warrant to purchase 0.30 shares of Series A Preferred Stock at an exercise price equal to $44.00 per share. At the election of the holder of a warrant, the warrant may be exercised for the number of shares of common stock then issuable upon conversion of the Series A Preferred Stock that would otherwise be issued upon such exercise at the then-effective conversion price.

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

Our most advanced product candidate is ILUVIEN ®, which has received marketing authorization in the United Kingdom, Austria, Portugal, France and Germany, and has been recommended for marketing authorization in Italy and Spain, for the treatment of vision impairment associated with chronic diabetic macular edema (DME) considered insufficiently responsive to available therapies. DME is a disease of the retina that affects individuals with diabetes and can lead to severe vision loss and blindness.

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

After meetings and discussions with the MHRA, we finalized and submitted our response to the PAR to the MHRA in November 2011. In February 2012, we received a Final Assessment Report (FAR) from the United Kingdom Medicines Healthcare products Regulatory Agency (MHRA) indicating that the United Kingdom, Austria, France, Germany, Italy, Portugal and Spain had reached a consensus that ILUVIEN was approvable and that the decentralized procedure was complete. Upon receipt of the FAR, we entered the national phase with each of these seven countries. During the national phase labeling in each country’s local language is finalized. As part of the approval process in these countries, we have committed to conduct a five-year, post-authorization, open label registry study of ILUVIEN in 800 patients with chronic DME. ILUVIEN has received marketing authorization in the United Kingdom, Austria, Portugal, France and Germany for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies.

We currently plan to launch ILUVIEN in Germany, the United Kingdom and France in 2013, and are pursuing pricing and reimbursement in those countries. In July 2012, we received a letter from Germany’s Federal Joint Committee indicating that the automatic obligation to submit a dossier on ILUVIEN, per the Arzneimittelmarkt-Neuordnungsgesetz law, would not be necessary, and that a benefit assessment would not be required. This allows us to launch ILUVIEN in Germany without price restriction. In August 2012, we received an appraisal consultation document from the United Kingdom’s National Institute for Health and Clinical Excellence (NICE) with a preliminary recommendation that ILUVIEN is not recommended given the cost of £5500 and other variables included in our submission to NICE. This document is not NICE’s final guidance and the recommendation may change prior to NICE’s final appraisal determination. We provided further comments on the draft appraisal and additional data in advance of the second appraisal meeting that was held in October 2012. We are currently awaiting additional feedback from NICE.

ILUVIEN is also being studied in three Phase 2 clinical trials for the treatment of the dry form of age-related macular degeneration (AMD), the wet form of AMD and retinal vein occlusion (RVO).

We commenced operations in June 2003. Since our inception we have incurred significant losses. As of September 30, 2012, we have accumulated a deficit of $225.8 million. We expect to incur substantial losses through the projected commercialization of ILUVIEN as we:

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

As of September 30, 2012, we had approximately $17.4 million in cash and cash equivalents.

On October 2, 2012, we closed our preferred stock financing in which we sold units consisting of 1,000,000 shares of our Series A Convertible Preferred Stock (Series A Preferred Stock) and warrants to purchase 300,000 shares of Series A Preferred Stock for gross proceeds of $40.0 million, prior to the payment of approximately $650,000 of related issuance costs. The powers, preferences and rights of the Series A Preferred Stock are set forth in the certificate of designation filed by us with the Secretary of State of the State of Delaware on October 1, 2012. Each share of Series A Preferred Stock, including any shares of Series A Preferred Stock issued upon exercise of the warrants, is convertible into shares of our common stock at any time at the option of the holder at the rate equal to $40.00 divided by the then current conversion price. The initial conversion price of $2.91 of the Series A Preferred Stock is subject to adjustment to $3.16 or $2.66 based on the occurrence or non-occurrence of certain events relating to guidance from NICE regarding ILUVIEN, in addition to certain customary price based anti-dilution adjustments. Each share of Series A Preferred Stock shall automatically be converted into shares of common stock at the then-effective conversion price upon the occurrence of the later to occur of both (i) we receive and publicly announce the approval by the FDA of our NDA for ILUVIEN and (ii) the date on which we consummate an equity financing transaction pursuant to which we sell to one or more third party investors either (a) shares of common stock or (b) other equity securities that are convertible into shares of common stock and that have rights, preference or privileges, senior to or on a parity with, the Series A Preferred Stock, in each case having an as-converted per share of common stock price of not less than $10.00 and that results in total gross proceeds to us of at least $30.0 million.

Each unit sold in the preferred stock financing included a warrant to purchase 0.30 shares of Series A Preferred Stock at an exercise price equal to $44.00 per share. At the election of the holder of a warrant, the warrant may be exercised for the number of shares of common stock then issuable upon conversion of the Series A Preferred Stock that would otherwise be issued upon such exercise at the then-effective conversion price.

We plan to proceed with the direct commercialization of ILUVIEN in Germany, the United Kingdom and France in 2013. We believe that we have sufficient funds available to fund our operations beyond the projected commercialization of ILUVIEN in these EU countries. We do not expect the generation of revenue until 2013, and therefore do not expect to have positive cash flow from operations until 2014. If ILUVIEN is not approved in additional jurisdictions or does not generate sufficient revenue, we may adjust our commercial plans so that we can continue to operate with our existing cash resources or seek to raise additional financing.

In April 2012, we established a wholly-owned subsidiary in the United Kingdom, Alimera Sciences Limited. As of September 30, 2012, Alimera Sciences Limited had no employees. Alimera Sciences Limited expects to hire approximately three employees prior to the end of the year ending December 31, 2012.

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

Under the February 2005 agreement, we and pSivida agreed to collaborate on the development of ILUVIEN for DME, and share financial responsibility for the development expenses equally. Per the terms of the agreement, we each reported our monthly expenditures on a cash basis, and the party expending the lesser amount of cash during the period was required to make a cash payment to the party expending the greater amount to balance the cash expenditures. We retained primary responsibility for the development of the product, and therefore, were generally the party owed a balancing payment. Between February 2006 and December 2006, pSivida failed to make payments to us for its share of development costs totaling $2.0 million. For each payment not made, pSivida incurred a penalty of 50% of the missed payment and interest began accruing at the rate of 20% per annum on the missed payment and the penalty amount. In accordance with the terms of the agreement, pSivida was able to remain in compliance with the terms of the February 2005 agreement as long as the total amount of development payments past due did not exceed $2.0 million, and pSivida began making payments again in December 2006 in order to maintain compliance with the agreement. The February 2005 agreement provided that after commercialization of ILUVIEN, profits, as defined in the agreement, would be shared equally. In March 2008, we and pSivida amended and restated the agreement to provide us with 80% of the net profits and pSivida with 20% of the net profits. In connection with this arrangement we are entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of September 30, 2012 and December 31, 2011, pSivida owed us $4,924,000 and $4,064,000, respectively, in commercialization costs. Due to the uncertainty of future profits from ILUVIEN, we have fully reserved these amounts in the accompanying financial statements.

Total consideration to pSivida in connection with the execution of the March 2008 agreement was $33.8 million, which consisted of a cash payment of $12.0 million, the issuance of a $15.0 million note payable, and the forgiveness of $6.8 million in outstanding receivables. The $15.0 million promissory note was repaid pursuant to its terms with the proceeds from our IPO. We will owe pSivida an additional milestone payment of $25.0 million if ILUVIEN is approved by the FDA. If we were to enter into any sub-license of ILUVIEN we must share 20% of net profits and 33% of any lump sum milestone payments received from a sub-licensee, as defined by the agreement, with pSivida.

Our Credit Facility

Term Loan Agreement

On October 14, 2010 (Effective Date), we entered into a Loan and Security Agreement (Term Loan Agreement) with Silicon Valley Bank and MidCap Financial LLP (Lenders). Pursuant to the original terms of the Term Loan Agreement, we were entitled to borrow up to $12.5 million, of which $6.25 million (Term Loan A) was advanced to us on the Effective Date. We were entitled to draw down the remaining $6.25 million under the Term Loan (Term Loan B and together with Term Loan A, the Term Loan) if the FDA approved our NDA for ILUVIEN prior to or on July 31, 2011. On May 16, 2011, the Lenders and we amended the Term Loan Agreement (Term Loan Modification) to, among other things, extend until December 31, 2011 the date by which the FDA must have approved the NDA in order for us to draw down Term Loan B and increase the amount of Term Loan B by $4.75 million to $11.0 million. In addition, the maturity date of the Term Loan was extended from October 31, 2013 to April 30, 2014 (Term Loan Maturity Date). As a result of the issuance of the second CRL by the FDA in November 2011, we did not draw down Term Loan B by December 31, 2011 and the ability to draw down Term Loan B expired.

We were required to pay interest only on Term Loan A at a rate of 11.5% on a monthly basis through July 31, 2011, and since August 2011, we have been required to repay the principal in 33 equal monthly installments plus interest at a rate of 11.5%.

If we repay Term Loan A prior to maturity, we must pay to the Lenders a prepayment fee equal to 1.0% of the total amount of principal then outstanding (subject to a 50% reduction in the event that the prepayment occurs in connection with an acquisition of us).

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

The weighted average interest rate of our notes payable to Silicon Valley Bank and MidCap Financial LLP approximates the rate at which we could obtain alternative financing; therefore, the carrying amount of the notes approximates their fair value.

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

The Working Capital Revolver is a working capital-based revolving line of credit in an aggregate amount of up to the lesser of (i) $20.0 million, or (ii) 85% of eligible domestic accounts receivable. As of September 30, 2012 and December 31, 2011, respectively, no amounts under the Working Capital Revolver were outstanding or available to us. We may only draw on the revolving line of credit against eligible U.S. domestic accounts receivable, which we do not expect to have prior to the launch of ILUVIEN in the U.S. Therefore, the revolving line of credit, which expires in April 2014, is not currently, and may never be, available to us.

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

Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price, with provisions for out of scope work. Payments under the contracts depend on factors such as the successful enrollment of patients or the completion of clinical trial milestones. Expenses related to clinical trials generally are accrued based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis.

Our most advanced product candidate is ILUVIEN, which has received marketing authorization in the United Kingdom, Austria, Portugal, France and Germany, and has been recommended for marketing authorization in Italy and Spain, for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. ILUVIEN has not been approved in the U.S. by the FDA or in any jurisdiction other than as set forth above. In order to grant marketing approval, a regulatory agency such as the FDA or equivalent foreign government body must conclude that clinical and preclinical data establish the safety and efficacy of our product candidates with an appropriate benefit to risk profile relevant to a particular indication, and that the product can be manufactured under current Good Manufacturing Practice (cGMP) in a reproducible manner to deliver the product’s intended performance in terms of its stability, quality, purity and potency. Until our submissions are reviewed by health authorities, there is no way to predict the outcome of their review. Even if the clinical studies meet their predetermined primary endpoints, and a registration dossier is accepted for filing, a health authority could still determine that an appropriate benefit to risk relationship does not exist for the indication that we are seeking. We cannot forecast with any degree of certainty which of our product candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our development projects or when and to what extent we will receive cash inflows from the commercialization and sale of an approved product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including finance, accounting and human resources. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. We anticipate increases in our general and administrative expenses as we expand to support the commercial launch of ILUVIEN in Europe. We expect to continue to incur significant costs to comply with the corporate governance, internal control and similar requirements applicable to public companies.

Marketing Expenses

Marketing expenses consist primarily of professional fees and compensation for employees to assess the commercial opportunity of and developing market awareness and launch plans for ILUVIEN. Other costs include professional fees associated with developing plans for our product candidates and maintaining public relations.

We expect significant increases in our marketing and selling expenses as we prepare for the commercialization of ILUVIEN in the EU. We plan to proceed with the direct commercialization of ILUVIEN in Germany, the United Kingdom and France in 2013. Currently we are engaged, with the assistance of local consultants, in the pricing and reimbursement process in these countries and are developing related market access plans. We have identified an Alimera European management team and, through outsourced third party providers, are developing an in country commercial infrastructure of approximately thirty people in management and the field combined including sales representatives, market access personnel and medical science liaisons.

In preparation for a potential U.S. commercial launch of ILUVIEN, we began recruiting sales and marketing infrastructure personnel with extensive ophthalmic-based sales experience in the fourth quarter of 2010. We hired our marketing and managed markets directors, three sales directors and our four field-based managed markets managers but did not add the personnel and incur the costs of hiring and training an internal sales force. We entered into a relationship with OnCall LLC, a contract sales force company, and would have utilized their employees to act as our sales representatives if we had received approval of the ILUVIEN NDA from the FDA. Due to the receipt of the second CRL, we have eliminated our sales management team and field-based managed markets managers at this time. We incurred $401,000 of personnel and severance costs related to this reduction in force in December of 2011 of which $206,000 was payable at December 31, 2011. All amounts due at December 31, 2011 were paid to affected employees during the nine months ended September 30, 2012.

Interest and Other Income

Interest income consists primarily of interest earned on our cash, cash equivalents and investments.

Interest Expense

In October 2010, we drew the Initial Tranche of $6.25 million on our term loan from Silicon Valley Bank and MidCap Financial LLP which accrues interest at the rate of 11.5% per annum and is payable monthly.

Basic and Diluted Net Loss Share

We calculated net loss per share in accordance with ASC 260, Earning Per Share. We had a net loss for all periods presented; accordingly, the inclusion of common stock options and warrants would be anti-dilutive. Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options, warrants for convertible securities and warrants for common stock equivalents. Potentially dilutive weighted average common stock equivalents totaled approximately 951,793 and 1,530,555 for the three months ended September 30, 2012 and 2011, respectively, and 960,238 and 1,602,472 for the nine months ended September 30, 2012 and 2011, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods of net loss because of their anti-dilutive effect. Therefore, for the three and nine months ended September 30, 2012 and 2011, respectively, the weighted average shares used to calculate both basic and diluted loss per share are the same.

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

Stock-Based Compensation

We account for our stock-based compensation in accordance with the provisions of ASC 718, Compensation – Stock Compensation, using the modified prospective application method. We recognize the grant date fair value as compensation cost of employee stock-based awards using the straight-line method over the actual vesting period, adjusted for our estimates of forfeiture. Typically, we grant stock options with a requisite service period of four years from the grant date. We have elected to use the Black-Scholes option pricing model to determine the fair value of stock-based awards.

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

Our determination of the fair market value of share-based payment awards on the grant date using option valuation models requires the input of highly subjective assumptions, including the expected price volatility and expected term of the option. For the calculation of expected volatility, because we lack significant company-specific historical and implied volatility information, we estimate our volatility by utilizing an average of volatilities of publicly traded companies, including our own, deemed similar to us in terms of product composition, stage of lifecycle, capitalization and scope of operations. We intend to continue to consistently apply this process using this same index until a sufficient amount of historical information regarding the volatility of our own share price becomes available.

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

Total stock-based compensation expense related to all our stock option awards for the three and nine months ended September 30, 2012 and 2011, respectively, was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands) (unaudited)
Marketing	$57	$94	$172	$262
Research and development	92	98	277	285
General and administrative	193	225	687	869

Total employee option-based compensation expense	$342	$417	$1,136	$1,416

Per the terms of our 2004 and 2005 Option Plans (Plans), our preferred stock financing constituted a change of control for the purposes of Plan vesting and as a result all unvested options under the Plans became vested. As of September 30, 2012 there were 79,380 unvested options and $196,000 of unrecognized compensation expense in connection with the 2004 and 2005 Plans, which will be recognized as expense in the fourth quarter of 2012.

Restricted Stock Units

In February 2012, we awarded 85,437 restricted stock units (RSUs), to our executive officers and employees at a grant date fair value of $1.70 per RSU. A RSU is a stock award that entitles the holder to receive shares of our common stock as the award vests. The fair value of the RSUs was determined on the date of grant based on the closing price of our common stock on the date of grant, which equals the RSU’s intrinsic value. The RSUs vested upon the receipt of marketing approval of ILUVIEN in four of the seven EU countries in which ILUVIEN was recommended for marketing authorization. During the second quarter of 2012, the United Kingdom, Austria and Portugal granted ILUVIEN marketing authorization and we recorded $109,000 in compensation expense in connection with the RSUs. On July 18, 2012, France granted marketing authorization to ILUVIEN and, as a result, the RSUs became fully vested. During the three and nine months ended September 30, 2012, we recognized $36,000 and $145,000, respectively, in compensation expense in connection with the RSUs.

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate the positive and negative evidence bearing upon the realizability of our deferred tax assets on an annual basis. Significant management judgment is involved in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Due to uncertainties with respect to the realization of our deferred tax assets due to our history of operating losses, a valuation allowance has been established against our deferred tax asset balances to reduce the net carrying value to an amount that is more likely than not to be realized. As a result we have fully reserved the deferred tax asset balances. The valuation allowances are based on our estimates of taxable income in the jurisdictions in which we operate and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, a change in the valuation allowance may be needed, which could materially impact our financial position and results of operations. Our deferred tax assets primarily consist of net operating loss (NOL) carry-forwards. At September 30, 2012 we had federal NOL carry-forwards of approximately $134.6 million and state NOL carry-forwards of approximately $118.1 million, respectively, that are available to reduce future income otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2023 and 2031 and the state NOL carry-forwards will expire at various dates between 2020 and 2031. NOL carry-forwards may be subject to annual limitations under Internal Revenue Code Section 382 (or comparable provisions of state law) in the event that certain changes in ownership were to occur. In general, an ownership change occurs for purposes of Section 382 if there is a more than 50% change in ownership over a 3-year testing period. We are currently evaluating whether a change in ownership occurred with respect to our preferred stock financing in October 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
RESEARCH AND DEVELOPMENT EXPENSES	$2,199	$2,224	$5,636	$5,732
GENERAL AND ADMINISTRATIVE EXPENSES	1,506	1,421	4,488	4,827
MARKETING EXPENSES	1,503	2,612	3,704	5,038

TOTAL OPERATING EXPENSES	5,208	6,257	13,828	15,597
INTEREST INCOME	1	1	3	15
INTEREST EXPENSE	(187)	(284)	(632)	(863)

NET LOSS	$(5,394)	$(6,540)	$(14,457)	$(16,445)

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Research and development expenses. Research and development expenses were approximately $2.2 million for each of the three month periods ended September 30, 2012, and 2011, respectively. While research and development expenses remained constant over each three month period, costs increased approximately $700,000 during the three months ended September 30, 2012 primarily related to a consultant engaged to assist with the continued pursuit of approval of ILUVIEN in the U.S. This increase was offset primarily by decreases of $290,000 in consulting expense related to our preparation for a previously anticipated FDA Advisory Board meeting and $260,000 in technical development expenses as we approached the final stages of the development of the inserter for ILUVIEN, which expenses were incurred during the three months ended September 30, 2011.

General and administrative expenses. General and administrative expenses increased by approximately $100,000, or 7.1%, to approximately $1.5 million for the three months ended September 30, 2012 compared to approximately $1.4 million for the three months ended September 30, 2011. The increase was primarily attributable to an increase of approximately $130,000 in recruiting costs as we sought to add personnel in preparation of our European launch.

Marketing expenses. Marketing expenses decreased by approximately $1.1 million, or 42.3%, to approximately $1.5 million for the three months ended September 30, 2012 compared to approximately $2.6 million for the three months ended September 30, 2011. The decrease was primarily attributable to a decrease of approximately $2.1million in costs associated with the previously expected commercial launch of ILUVIEN in the U.S., offset by an increase of $1.1million in costs attributable to our pre-launch activities in Europe.

Interest expense. Interest expense decreased by approximately $90,000, or 32.1%, to approximately $190,000 for the three months ended September 30, 2012 compared to approximately $280,000 for the three months ended September 30, 2011. Interest expense for the three months ended September 30, 2012 and 2011, respectively, was incurred in connection with our Credit Facility with Silicon Valley Bank and MidCap Financial LLP. The decrease was primarily attributable to lower principal balances with both Silicon Valley Bank and MidCap Financial LLP as a result of amortization payments beginning August 2011.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Research and development expenses. Research and development expenses decreased by approximately $100,000, or 1.8%, to approximately $5.6 million for the nine months ended September 30, 2012 compared to approximately $5.7 million for the nine months ended September 30, 2011. The decrease was primarily attributable to decreases of approximately $730,000 in costs associated with contracting with U.S. based medical science liaisons to engage with retina specialists in the study of ILUVIEN in preparation for the previously expected commercial launch of ILUVIEN in the U.S., $550,000 in costs for technical development as we approached the final stages of the development of the inserter for ILUVIEN, $360,000 in costs for consultants engaged to assist with preparing for a previously anticipated FDA Advisory Board meeting, $350,000 in costs associated with the CROs of our FAME Study and $160,000 in costs associated with our ancillary studies, offset by increases of approximately $1.8 million in costs related to a consultant engaged to assist with the continued pursuit of approval of ILUVIEN in the U.S. and $440,000 in costs related to the physician utilization study which is being conducted to assess the safety and utility of the commercial version of the ILUVIEN inserter.

General and administrative expenses. General and administrative expenses decreased by approximately $300,000, or 6.3%, to approximately $4.5 million for the nine months ended September 30, 2012 compared to approximately $4.8 million for the nine months ended September 30, 2011. The decrease was primarily attributable to decreases of approximately $280,000 in personnel costs relating to employees terminated in connection with our reduction in force in December 2011.

Marketing expenses. Marketing expenses decreased by approximately $1.3 million, or 26.0%, to approximately $3.7 million for the nine months ended September 30, 2012 compared to approximately $5.0 million for the nine months ended September 30, 2011. The decrease was primarily attributable to a decrease of approximately $3.2 million in costs associated with the previously expected commercial launch of ILUVIEN in the U.S., offset by an increase of $1.8 million in costs attributable to our pre-launch activities in the EU.

Interest expense. Interest expense decreased by approximately $230,000, or 26.7%, to approximately $630,000 for the nine months ended September 30, 2012 compared to approximately $860,000 for the nine months ended September 30, 2011. Interest expense for the nine months ended September 30, 2012 and 2011, respectively, was incurred in connection with our Credit Facility with Silicon Valley Bank and MidCap Financial LLP. The decrease was primarily attributable to lower principal balances with both Silicon Valley Bank and MidCap Financial LLP due to amortization payments beginning August 2011.

Liquidity and Capital Resources

To date we have incurred recurring losses, negative cash flow from operations, and have accumulated a deficit of $225.8 million from our inception through September 30, 2012. Prior to our IPO in April 2010, we funded our operations through the private placement of common stock, preferred stock, preferred stock warrants and convertible debt, as well as by the sale of certain assets of the non-prescription business in which we were previously engaged.

As of September 30, 2012, we had $17.4 million in cash and cash equivalents. On October 2, 2012, we sold units consisting of 1,000,000 shares of Series A Preferred Stock and warrants to purchase an additional 300,000 shares of Series A Preferred Stock in a private placement transaction, resulting in gross proceeds to us of $40.0 million, prior to the payment of approximately $650,000 of related issuance costs.

We plan to proceed with the direct commercialization of ILUVIEN in Germany, the United Kingdom and France in 2013. We believe that we have sufficient funds available to fund our operations beyond the projected commercialization of ILUVIEN in these EU countries. We do not expect the generation of revenue until 2013, and therefore do not expect to have positive cash flow from operations until 2014. If ILUVIEN is not approved in additional jurisdictions or does not generate sufficient revenue, we may adjust our commercial plans so that we can continue to operate with our existing cash resources or seek to raise additional financing.

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

For the nine months ended September 30, 2012, cash used in our operations of $14.5 million was primarily due to our net loss of $14.5 million offset by stock-based compensation and other non-cash expense of $1.5 million. Further decreasing cash was a decrease in accounts payable, accrued expenses and other current liabilities of $740,000, and increases in inventory and prepaid expenses and other current assets of $880,000. The change in accounts payable, accrued expenses and other current liabilities was primarily due to decreases of approximately $540,000 paid to the administrator of our U.S. reimbursement and patient assistance programs for a termination payment and final billing due to the suspension of our commercialization of ILUVIEN in the U.S., $500,000 in amounts paid to our CROs, $240,000 in amounts paid to our legal and professional accounting firms, and $210,000 in severance payments made to terminated employees associated with our fourth quarter reduction in force and $140,000 in amounts paid to vendors performing pharmacoeconomic studies to evaluate the pricing of ILUVIEN in the EU, offset by increases of approximately $460,000 in amounts payable to our third party manufacturers of ILUVIEN for inventory and $240,000 in amounts payable to vendors assisting us in growing our market presence in the EU as the expected launch of ILUVIEN in the EU approaches. The increases in inventory and prepaid expenses and other current assets were primarily due to increases of approximately $670,000 for inventory and $110,000 of prepaid insurance.

For the nine months ended September 30, 2011, cash used in our operations of $16.1 million was primarily due to our net loss of $16.4 million offset by stock-based compensation and other non-cash expense of $1.9 million. Further decreasing cash was a decrease in accounts payable, accrued expenses and other current liabilities of $1.5 million, and an increase in prepaid expenses and other current assets of $160,000. The decrease in accounts payable, accrued expenses and other current liabilities was primarily due to decreases of $1.4 million in amounts due to our clinical sites for the FAME Study and $450,000 in amounts due to our CROs, offset by an increase of $270,000 in amounts payable to third party professional services firms in connection with legal counsel and accounting and audit services and $140,000 to our third party reading center for the analysis of retinal images. The increase in prepaid expenses and other current assets was primarily due to advanced payments made in connection with participation in industry tradeshows and events.

For the nine months ended September 30, 2012 and September 30, 2011, net cash provided by our investing activities was approximately $490,000 and $25.7 million, respectively, which was primarily due to the maturities of investments.

For the nine months ended September 30, 2012, cash used by financing activities was $1.7 million, which was primarily due to payments of principal on our notes payable to Silicon Valley Bank and MidCap Financial LLP. For the nine months ended September 30, 2011, cash provided by financing activities was $17,000. This was primarily due to proceeds of $340,000 from the exercise of stock options and common stock warrants and from the purchase of common stock under our employee stock purchase plan, offset by $270,000 in principal payments to Silicon Valley Bank and MidCap Financial.

Contractual Obligations and Commitments

In February 2012, we engaged a consultant in connection with our efforts to obtain the approval of ILUVIEN from the FDA. During the three and nine months ended September 30, 2012, respectively, we recorded charges of $700,000 and $1.8 million pertaining to consulting fees related to our agreement with this consultant. We expect to record an additional $1.7 million in charges in connection with this agreement through September 30, 2013. In addition, we have agreed to pay the consultant $2.0 million, if, and only if, the FDA approves our NDA for ILUVIEN.

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

New Accounting Pronouncements

In May 2011, the FASB amended the FASB Accounting Standards Codification to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards. Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change particular principles in fair value measurement guidance. In addition, the amendments require additional fair value disclosures. The amendments are effective for fiscal years beginning after December 15, 2011 and should be applied prospectively. We do not believe the adoption of these amendments has had a material impact on our financial position or results of operations.

ITEM 3	Qualitative and Quantitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2012, we had approximately $17.4 million in cash and cash equivalents. Our interest income is exposed to market risk primarily due to changes in the general level of U.S. interest rates. Due to the highly liquid nature of our cash equivalents and their low risk profile, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our cash equivalents.

Our interest expense is exposed to market risk primarily due to the variability of interest on our revolving loan agreement which is calculated as the prime rate plus 2.50% (with a rate floor of 6.50%). As of September 30, 2012, we have not borrowed any funds available under the revolving loan agreement.

We contract for the conduct of some of our clinical trials and other research and development activities with CROs and investigational sites in the U.S., Europe and India. We may be subject to exposure to fluctuations in foreign exchange rates in connection with these agreements. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes. As our activities in the EU, and potentially elsewhere, expand in connection with our sales and marketing of ILUVIEN, we expect our exposure to fluctuations in foreign exchange rates to increase.

ITEM 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Dependence on ILUVIEN ®

We are heavily dependent on the commercial success of our lead product candidate, ILUVIEN, which only recently received marketing authorizations in the United Kingdom, Austria, France, Germany and Portugal, and on the regulatory approval of ILUVIEN for the treatment of DME in the U.S. and other countries, which may never occur.

We are a biopharmaceutical company with no products yet available for commercial sale. As a result, our future success is currently dependent upon the commercial and regulatory success of ILUVIEN, our lead product candidate, for the treatment of DME in Europe and the U.S. In February 2012, ILUVIEN received a positive outcome from the Decentralized Procedure in Europe with the issuance of a Final Assessment Report (FAR) from the United Kingdom Medicines Healthcare products Regulatory Agency (MHRA) indicating that that it is approvable for commercial use to treat vision impairment associated with chronic DME considered insufficiently responsive to available therapies in the United Kingdom, Austria, France, Germany, Italy, Portugal and Spain. Following the issuance of the FAR from the MHRA, ILUVIEN received marketing authorization from governing regulatory bodies in the United Kingdom, Austria, Portugal, France and Germany. ILUVIEN has not yet received marketing authorization in Italy or Spain, however, and we cannot be certain when, or if, it will receive such authorizations. ILUVIEN has not been approved by the FDA in the U.S. and may never receive such approval. The timing of the commercial launch of ILUVIEN in the EU countries is dependent upon each specific EU country’s pricing and reimbursement timelines, and we do not anticipate commercial sales of ILUVIEN until 2013. Because we do not currently have any product candidates available for sale or in clinical development other than ILUVIEN, our future success is dependent upon either building a commercial operation in the EU to successfully commercialize ILUVIEN in the EU, and/or obtaining regulatory approval from the FDA to market ILUVIEN for the treatment of DME in the U.S., and if approved by the FDA, successfully commercializing ILUVIEN in the U.S.

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

In February 2012, ILUVIEN was recommended for marketing authorization in the United Kingdom, Austria, France, Germany, Italy, Portugal and Spain in the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. Following such recommendation, ILUVIEN received marketing authorization from governing regulatory bodies in United Kingdom, Austria, Portugal, France and Germany. We anticipate that in the near term our ability to generate revenues will depend solely on our ability to successfully commercialize ILUVIEN on our own in Germany, the United Kingdom and France, the first three countries in which we intend to make ILUVIEN available for sale. We currently plan to launch ILUVIEN in 2013. A commercial launch of this size is a significant undertaking that requires substantial financial and managerial resources. At present, we have no established commercial infrastructure in the EU and are developing our plans to commercialize ILUVIEN on our own in Germany, the United Kingdom and France.

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

We are not currently generating revenues and we cannot estimate with precision the extent of our future losses. Although ILUVIEN recently received marketing authorization in the United Kingdom, Austria, Portugal, France and Germany, and has been recommended for marketing authorization in Italy and Spain, we do not currently have any products that are available for commercial sale and we may never generate revenue from selling products or achieve profitability. We expect to continue to incur substantial and increasing losses through the projected commercialization of ILUVIEN. We currently do not expect to generate revenue from the sale of ILUVIEN in the EU until 2013. ILUVIEN has not been approved for marketing in the U.S. and may never receive such approval. As a result of these factors, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. As of September 30, 2012, we have accumulated a net deficit of $225.8 million. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals, and have our products manufactured and successfully marketed. We cannot assure you that we will be profitable even if we successfully commercialize our products. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

As of September 30, 2012, we had approximately $17.4 million in cash and cash equivalents. On October 2, 2012, we completed the sale of units consisting of shares and warrants to purchase shares of Series A Preferred Stock in a private placement, resulting in gross proceeds to us of $40.0 million prior to the payment of related expenses. We believe that we have sufficient funds available to fund our operations beyond the projected commercialization of ILUVIEN in Germany, the United Kingdom and France and the expected generation of revenue in 2013. The commercialization of ILUVIEN is dependent upon numerous factors and we cannot be sure that future sales of ILUVIEN will generate enough revenue to fund our operations beyond its commercialization. If ILUVIEN does not generate sufficient revenue in the EU, we may adjust our commercial plans so that we can continue to operate with our existing cash resources or seek to raise additional financing.

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

The use of corticosteroids in the eye has been associated with undesirable side effects, including increased incidence of cataract formation and elevated intraocular pressure (IOP), which may increase the risk of glaucoma. We have 36 months of clinical data from our FAME Study, but the extent of ILUVIEN’s long-term side-effect profile beyond month 36 is not yet known. We have agreed with EU regulatory authorities to conduct a five-year post-authorization, open label registry study of the safety of ILUVIEN in 800 patients with chronic DME. Although ILUVIEN has received marketing authorization in the United Kingdom, Austria, Portugal, France and Germany, and been recommended for marketing authorization in Italy and Spain, the FDA’s current position is that our FAME Study did not demonstrate that ILUVIEN has sufficient levels of efficacy to outweigh the risks associated with its side-effect profile. In the event the FDA maintains this conclusion, ILUVIEN may not receive regulatory approval from the FDA. Additionally if other regulatory bodies adopt a conclusion similar to the FDA’s we may not receive approval in any other jurisdiction.

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

Failure to obtain regulatory approval in additional foreign jurisdictions would prevent us from expanding the marketing of our products abroad.

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

Our business may require additional capital that we have not yet secured. Including the net proceeds from our recently completed preferred stock financing, based on our current plans, we believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations beyond the projected commercialization of ILUVIEN in Germany, the United Kingdom and France and the expected generation of revenue in 2013. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	the amount of our future operating losses;

•	third party expenses relating to the commercialization of ILUVIEN;

•	the level of success of the initial commercial launch of ILUVIEN in Germany, the United Kingdom and France;

•	the status of our new drug application or ILUVIEN in the U.S.;

•	the timing of approvals, if any, of ILUVIEN in additional jurisdictions;

•	the need and cost of conducting additional clinical trials for ILUVIEN;

•	the amount of our research and development, marketing and general and administrative expenses;

•

the extent to which we enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license ILUVIEN, research and other collaborations, joint ventures and other business arrangements;

•	the extent to which we acquire, and our success in integrating, technologies or companies; and

•	regulatory changes and technological developments in our markets.

General market conditions or the market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Global Market or upon obtaining shareholder approval. There can be no assurance that we will be able to satisfy the criteria for continued listing on NASDAQ or that we will be able to obtain shareholder approval if it is necessary. If we are unable to obtain additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of ILUVIEN, to cease or reduce certain research and development projects, to sell some or all of our technology or assets or business units or to merge all or a portion of our business with another entity. In the event additional financing is needed or advisable, we may seek to fund our operations through the sale of equity securities, additional debt financing and strategic collaboration agreements. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders especially in light of the current difficult financial environment. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. In addition, the Series A Preferred Stock is entitled to price based anti-dilution protection in connection with certain financings, which has the potential to further dilute our other stockholders. If we attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements, or the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to commercialize our product candidates or operate our business. For example, under the senior secured credit facility, which we entered into in October 2010 (Credit Facility), we are subject to a variety of affirmative and negative covenants, including required financial reporting, limitations on our cash balances, limitations on the disposition of assets, limitations on the incurrence of additional debt, and other requirements. To secure the performance of our obligations under the Credit Facility, we pledged all of our assets, including our intellectual property to the lenders. Our failure to comply with the covenants under the Credit Facility could result in an event of default, the acceleration of our debt and the loss of our assets. Any declaration of an event of default could significantly harm our business and prospects and could cause our stock price to decline. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities, and if we are unable to obtain additional funding, there may be substantial doubt about our ability to continue as a going concern.

Risks Related to Our Common Stock

Our stock price has been and may continue to be volatile, and the value of an investment in our common stock may decline.

We completed our IPO in April 2010 at a price of $11.00 per share. Subsequently, our common stock has traded as high as $12.70 and as low as $1.09 per share. The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	failure to successfully commercialize ILUVIEN in the EU, including our failure to build our own commercial infrastructure for the sale of ILUVIEN in the Germany, United Kingdom and France;

•	failure of ILUVIEN to be approved in any additional jurisdiction;

•	failure of ILUVIEN or any of our product candidates, if approved in additional jurisdictions, to achieve commercial success;

•	results from our clinical trial programs;

•	FDA or international regulatory actions, including failure to receive regulatory approval for any of our product candidates;

•	quarterly variations in our results of operations or those of our competitors;

•	our ability to develop and market new and enhanced product candidates on a timely basis;

•	announcements by us or our competitors of acquisitions, regulatory approvals, clinical milestones, new products, significant contracts, commercial relationships or capital commitments;

•	third-party coverage and reimbursement policies;

•	additions or departures of key personnel;

•	commencement of, or our involvement in, litigation;

•	our ability to meet our repayment and other obligations under our Credit Facility;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	any major change in our board of directors or management;

•	general economic conditions and slow or negative growth of our markets; and

•	political instability, natural disasters, war and/or events of terrorism.

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

Immediately following the closing of our preferred stock financing, on October 2, 2012, our executive officers, key employees, directors and their affiliates and the investors that participated in the financing beneficially owned, in the aggregate, approximately 73.8% of the outstanding voting power of our common stock, assuming the exercise of the outstanding warrants to purchase shares of Series A Preferred Stock. As a result, these stockholders, if acting together, may be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, and this concentration of voting power may have the effect of delaying or impeding actions that could be beneficial to you, including actions that may be supported by our board of directors.

In addition, the terms of the Series A Preferred Stock provide that certain corporate actions require the prior consent of the holders of at least 70% of the then outstanding shares of Series A Preferred Stock.

Significant sales of our common stock could depress or reduce the market price of our common stock, or cause our shares of common stock to trade below the prices at which they would otherwise trade, or impede our ability to raise future capital.

A small number of institutional investors and private equity funds hold a significant number of shares of our common stock and all of our shares of Series A Preferred Stock. Sales by these stockholders of a substantial number of shares, or the expectation of such sales, could cause a significant reduction in the market price of our common stock. Additionally, a small number of investors have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.

In addition to our outstanding common stock, as of September 30, 2012, there were a total of 3,686,628 shares of common stock that we have registered and that we are obligated to issue upon the exercise of outstanding options granted under our equity incentive plans. Upon the exercise of these options, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under the SEC’s Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms.

Actual or perceived significant sales of our common stock could depress or reduce the market price of our common stock, cause our shares of common stock to trade below the prices at which they would otherwise trade or impede our ability to raise future capital.

The Series A Preferred Stock contains covenants that may limit our business flexibility.

For so long as at least 37.5% of the shares of Series A Preferred Stock originally issued to the investors at the closing of our preferred stock financing in October 2012 are held by the initial investors or their affiliates, we may not, without first obtaining the approval of the holders of at least 70% of the then outstanding shares of Series A Preferred Stock: (i) increase or decrease the authorized number of shares of Series A Preferred Stock; (ii) authorize, create, issue or obligate us to issue (by reclassification, merger or otherwise) any security (or any class or series thereof) or any indebtedness, in each case that has any rights, preferences or privileges senior to, or on a parity with, the Series A Preferred Stock, or any security convertible into or exercisable for any such security or indebtedness, subject to limited exceptions for certain debt transactions; (iii) amend our certificate of incorporation or the certificate of designation of the Series A Preferred Stock, in each case in a manner that adversely affects the rights, preference or privileges of the Series A Preferred Stock; (iv) redeem, purchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any shares of common stock or preferred stock; provided, however, that this restriction shall not apply to (A) the redemption of rights issued pursuant to any “poison pill” rights plan or similar plan adopted by us after the closing of the preferred stock financing or (B) the repurchases of stock from former employees, officers, directors or consultants who performed services for us in connection with the cessation of such employment or service pursuant to the terms of existing agreements with such individuals; (v) declare or pay any dividend or distribution on any shares of capital stock; provided, however, that this restriction shall not apply to (A) dividends payable to holders of common stock that consist solely of shares of common stock for which adjustment to the conversion price of the Series A Preferred Stock is made pursuant to the certificate of designation or (B) dividends or distributions issued pro rata to all holders of capital stock (on an as-converted basis) in connection with the implementation of a “poison pill” rights plan or similar plan by us; (vi) authorize or approve any increase to the number of aggregate shares of capital stock reserved for issuance pursuant to stock option, stock purchase plans or other equity incentive plans such that the total aggregate number of shares issued under such plans and reserved for issuance under such plans (on an as-converted basis) exceeds the number of shares issued and reserved for issuance under such plans (on an as-converted basis) on the date of the closing of the preferred stock financing by more than 20% (as adjusted for stock splits, combinations, stock dividends, recapitalizations and the like), provided that any increases resulting solely from the annual increases resulting from the “evergreen” provisions of equity incentive plans in effect on the date of the closing of the preferred stock financing shall not be subject to this restriction and shall not be included for purposes of determining whether such 20% increase has occurred; (vii) issue stock or other equity securities of any subsidiary (other than to us or another of our wholly-owned subsidiaries or declare or pay any dividend or other distribution of cash, shares or other assets or redemption or repurchase of shares of any subsidiary; or (viii) incur any secured indebtedness other than certain limited debt transactions. There is no guarantee that the holders of the Series A Preferred Stock would approve any such restricted action, even where such an action would be in the best interests of our stockholders. Any failure to obtain such approval could harm our business and result in a decrease in the value of our common stock.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

No such sales were consummated during the three months ended September 30, 2012. On October 2, 2012, we issued and sold units consisting of 1,000,000 shares of Series A Preferred Stock and warrants to purchase up to an aggregate of 300,000 shares of Series A Preferred Stock. The units were sold for an aggregate of $40.0 million to certain accredited investors without registration under the Securities Act of 1933, as amended, in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Mine Safety Disclosures

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

Exhibit Number	Description

3.4.C	Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.4.C to the Registrant’s Current Report, as filed on October 2, 2012, and incorporated herein by reference)

3.5	Form of Certificate of Designation (filed as Exhibit 3.5 to the Registrant’s Current Report, as filed on October 2, 2012, and incorporated herein by reference)

4.10.A	Warrant to Purchase Shares of Series A Preferred Stock issued to Sofinnova Venture Partners VIII, L.P. (filed as Exhibit 4.10.A to the Registrant’s Current Report, as filed on October 2, 2012, and incorporated herein by reference)

4.10.B	Warrant to Purchase Shares of Series A Preferred Stock issued to Growth Equity Opportunities Fund III, LLC (filed as Exhibit 4.10.B to the Registrant’s Current Report, as filed on October 2, 2012, and incorporated herein by reference)

4.10.C	Warrant to Purchase Shares of Series A Preferred Stock issued to Micro Cap Partners, L.P. (filed as Exhibit 4.10.C to the Registrant’s Current Report, as filed on October 2, 2012, and incorporated herein by reference)

4.10.D	Warrant to Purchase Shares of Series A Preferred Stock issued to Palo Alto Healthcare Master Fund, L.P. (filed as Exhibit 4.10.D to the Registrant’s Current Report, as filed on October 2, 2012, and incorporated herein by reference)

4.10.E	Warrant to Purchase Shares of Series A Preferred Stock issued to Palo Alto Healthcare Master Fund II, L.P. (filed as Exhibit 4.10.E to the Registrant’s Current Report, as filed on October 2, 2012, and incorporated herein by reference)

4.11	Registration Rights Agreement (filed as Exhibit 4.11 to the Registrant’s Current Report, as filed on October 2, 2012, and incorporated herein by reference)

10.36	Securities Purchase Agreement dated July 17, 2012 (filed as Exhibit 10.36 to the Registrant’s Current Report, as filed on July 18, 2012, and incorporated herein by reference)

10.37	Amendment No. 1 to Securities Purchase Agreement dated September 21, 2012 (filed as Exhibit 10.37 to the Registrant’s Current Report, as filed on October 2, 2012, and incorporated herein by reference)

10.38*	UK Sub-Plan of the 2010 Equity Incentive Plan of Alimera Sciences, Inc.

10.39*	Form of UK Sub-Plan Notice of Stock Option Grant and Stock Option Agreement.

21.1*	List of subsidiaries of the Registrant (including jurisdiction of organization and names under which subsidiaries do business)

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

November 7, 2012

/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr
Chief Operating Officer and Chief Financial Officer (Principal financial and accounting officer)

November 7, 2012

ALIMERA SCIENCES, INC.

EXHIBIT INDEX

Exhibit Number	Description

3.4.C	Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.4.C to the Registrant’s Current Report, as filed on October 2, 2012, and incorporated herein by reference)

3.5	Form of Certificate of Designation (filed as Exhibit 3.5 to the Registrant’s Current Report, as filed on October 2, 2012, and incorporated herein by reference)

4.10.A	Warrant to Purchase Shares of Series A Preferred Stock issued to Sofinnova Venture Partners VIII, L.P. (filed as Exhibit 4.10.A to the Registrant’s Current Report, as filed on October 2, 2012, and incorporated herein by reference)

4.10.B	Warrant to Purchase Shares of Series A Preferred Stock issued to Growth Equity Opportunities Fund III, LLC (filed as Exhibit 4.10.B to the Registrant’s Current Report, as filed on October 2, 2012, and incorporated herein by reference)

4.10.C	Warrant to Purchase Shares of Series A Preferred Stock issued to Micro Cap Partners, L.P. (filed as Exhibit 4.10.C to the Registrant’s Current Report, as filed on October 2, 2012, and incorporated herein by reference)

4.10.D	Warrant to Purchase Shares of Series A Preferred Stock issued to Palo Alto Healthcare Master Fund, L.P. (filed as Exhibit 4.10.D to the Registrant’s Current Report, as filed on October 2, 2012, and incorporated herein by reference)

4.10.E	Warrant to Purchase Shares of Series A Preferred Stock issued to Palo Alto Healthcare Master Fund II, L.P. (filed as Exhibit 4.10.E to the Registrant’s Current Report, as filed on October 2, 2012, and incorporated herein by reference)

4.11	Registration Rights Agreement (filed as Exhibit 4.11 to the Registrant’s Current Report, as filed on October 2, 2012, and incorporated herein by reference)

10.36	Securities Purchase Agreement dated July 17, 2012 (filed as Exhibit 10.36 to the Registrant’s Current Report, as filed on July 18, 2012, and incorporated herein by reference)

10.37	Amendment No. 1 to Securities Purchase Agreement dated September 21, 2012 (filed as Exhibit 10.37 to the Registrant’s Current Report, as filed on October 2, 2012, and incorporated herein by reference)

10.38*	UK Sub-Plan of the 2010 Equity Incentive Plan of Alimera Sciences, Inc.

10.39*	Form of UK Sub-Plan Notice of Stock Option Grant and Stock Option Agreement.

21.1*	List of subsidiaries of the Registrant (including jurisdiction of organization and names under which subsidiaries do business)

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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