Form 10-K
period 2012-12-31
ALIMERA SCIENCES INC
filed 2013-03-28
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
As of June 29, 2012, the last business day of the registrant's last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $29,658,318, based on the closing price of the registrant’s Common Stock, as reported by the NASDAQ Global Market. Shares of Common Stock held by each executive officer, director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 26, 2013 there were 31,556,205 shares of the registrant's Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement with respect to the registrant’s 2013 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2012, are incorporated by reference into Part III of this Form 10-K.

Alimera Sciences, Inc.
Form 10-K

The term “ILUVIEN” is our trademark. All other trademarks, trade names and service marks appearing in this prospectus are the property of their respective owners.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS
Various statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

•	delay in or failure to obtain regulatory approval of our product candidates;

•	uncertainty as to our ability to commercialize (alone or with others), and market acceptance of, ILUVIEN in the EU;

•	our inability to successfully market and sell ILUVIEN following regulatory approval in additional markets;

•	the extent of government regulations;

•	uncertainty as to the pricing and reimbursement guidelines for our product candidates, including ILUVIEN in the various EU countries;

•	uncertainty as to the relationship between the benefits of our product candidates and the risks of their side-effect profiles;

•	dependence on third-party manufacturers to manufacture our product candidates in sufficient quantities and quality;

•	uncertainty of clinical trial results;

•	limited sales and marketing infrastructure; and

•	our ability to operate our business in compliance with the covenants and restrictions that we are subject to under our credit facility.
All written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We caution investors not to rely too heavily on the forward-looking statements we make or that are made on our behalf. We undertake no obligation, and specifically decline any obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in any annual, quarterly or current reports that we may file with the Securities and Exchange Commission.
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
Our most advanced product candidate is ILUVIEN®, which has received marketing authorization in Austria, the United Kingdom, Portugal, France, Germany and Spain, and has been recommended for marketing authorization in Italy, for the treatment of vision impairment associated with chronic diabetic macular edema (DME) considered insufficiently responsive to available therapies. DME is a disease of the retina that affects individuals with diabetes and can lead to severe vision loss and blindness. ILUVIEN is the first product approved for chronic DME. ILUVIEN has not been approved by the U.S. Food and Drug Administration (FDA).
We currently plan to launch ILUVIEN in Germany, the United Kingdom and France in 2013, and are pursuing pricing and reimbursement in those countries. In July 2012, we received a letter from Germany’s Federal Joint Committee indicating that the automatic obligation to submit a dossier on ILUVIEN, per the Arzneimittelmarkt-Neuordnungsgesetz law, would not be necessary, and that a benefit assessment would not be required. Receipt of this letter allows us to launch ILUVIEN in Germany without price restriction. In January 2013, the United Kingdom’s National Institute for Health and Clinical Excellence (NICE) published final guidance indicating that ILUVIEN is not cost effective for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies given the cost of £5500. We subsequently submitted a simple patient access scheme (PAS) for ILUVIEN to the Patient Access Schemes Liaison Unit (PASLU) which has been agreed to by the United Kingdom's Department of Health and is now under consideration by NICE for inclusion in its rapid review facility. Under this facility, the Appraisal Committee at NICE is expected to assess the impact of the ILUVIEN PAS on ILUVIEN's cost effectiveness and determine whether an update to the recently published final guidance is warranted.
We submitted a New Drug Application (NDA) in June 2010 for ILUVIEN in the U.S. with the FDA based on data through month 24 of our two completed Phase 3 pivotal clinical trials (collectively, our FAME Study) on both ILUVIEN and a higher dose FAc intravitreal insert to assess the efficacy and safety of ILUVIEN in the treatment of DME over a 36 month period. In December 2010 we received a Complete Response Letter (CRL) from the FDA regarding our NDA. The primary concerns expressed in the CRL centered on the benefits of ILUVIEN in treating DME patients versus the risk of its side effects. Upon further analysis of the FAME Study data through its final readout at month 36, we determined that a pre-planned subgroup of chronic DME patients demonstrated a greater benefit to risk profile than the full population dataset in our original NDA filing. We submitted our response to the CRL to the FDA in May 2011, including additional safety and efficacy data through month 36 of the FAME Study with an emphasis on the chronic DME subgroup. In November 2011, the FDA issued a second CRL to communicate that the NDA could not be approved in its then current form stating that the NDA did not provide sufficient data to support that ILUVIEN is safe and effective in the treatment of patients with DME. The FDA stated that the risks of adverse reactions shown for ILUVIEN in the FAME Study were significant and were not offset by the benefits demonstrated by ILUVIEN in these clinical trials. In its second CRL, the FDA indicated that we would need to conduct two additional clinical trials to demonstrate that ILUVIEN is safe and effective for the proposed indication. During the second quarter of 2012, we met with the FDA in an effort to gain a better understanding of the regulatory path for ILUVIEN in the U.S. Based upon this meeting, we submitted a response to the second CRL to the FDA in the first quarter of 2013, which included additional analysis of the benefits and risks of ILUVIEN based upon clinical data available from the FAME Study. We do not plan to conduct additional trials for DME at this time.
ILUVIEN is inserted in the back of the patient’s eye to a placement site that takes advantage of the eye’s natural fluid dynamics to deliver the non-proprietary corticosteroid fluocinolone acetonide (FAc). ILUVIEN is inserted in a non-surgical procedure employing a device with a 25-gauge needle which allows for a self-sealing wound. If approved in the U.S., the non-surgical procedure will be performed in the retinal specialist’s office, while in Europe it will be performed in a hospital or private clinic setting. ILUVIEN is an intravitreal implant that treats patients by delivering a consistent sub-microgram daily dose of FAc in the eye, which is sustained and therapeutically effective through 36 months. We believe that a sustained effect resulting in minimal side effects using a corticosteroid can only be achieved by providing lower exposure to corticosteroids and focusing the delivery to the back of the eye. Additionally, we believe that adverse events associated with ILUVIEN are predictable and manageable by a retinal physician, and within the acceptable limits of a drug for the treatment of DME.
ILUVIEN is also being studied in two Phase 2 clinical trials for the treatment of the dry form of age-related macular degeneration (AMD) and retinal vein occlusion (RVO). A phase 2 trial studying ILUVIEN in the treatment of the wet form of

AMD has been terminated based on an interim analysis, due to the determination that the endpoint of reducing the number of anti-VEGF injections may not be appropriate to assess the benefit of ILUVIEN in that disease.
Our commercialization strategy is to establish ILUVIEN as a leading therapy for vision loss in chronic DME patients and subsequently for any other indications for which ILUVIEN proves safe and effective. We are led by an executive team with extensive development and commercialization expertise with ophthalmic products including the launch and management of Visudyne, a drug product sponsored by Novartis and the first pharmacological treatment indicated for patients with wet AMD. We intend to capitalize on our management’s experience and expertise to market ILUVIEN and other potential eye care products, when, where and if such drugs receive regulatory approval. We have hired additional ophthalmic and specialty product managers in Europe. We currently plan to launch ILUVIEN in Germany, the United Kingdom and France in 2013, and are pursuing pricing and reimbursement in those countries. We also plan to commercialize ILUVIEN, directly or with a partner, in Austria, Italy, Portugal and Spain, with potential expansion into other EU and non-EU countries pending future applicable regulatory approvals. If ILUVIEN is approved by the FDA, we intend to commercialize ILUVIEN directly to retina centers across the U.S.
Business Strategy
We are presently focused on diseases affecting the back of the eye, or retina, because we believe these diseases are not well treated with current therapies and represent a significant market opportunity. Our business strategy is to:

•
Maximize the Commercial Success of ILUVIEN. We currently plan to launch ILUVIEN in Germany, the United Kingdom and France in 2013, and are pursuing pricing and reimbursement in those countries. We also plan to commercialize ILUVIEN, directly or with a partner, in Austria, Italy, Portugal and Spain, with potential expansion into other EU and non-EU countries pending future applicable regulatory approvals.

•
Pursue FDA Approval for ILUVIEN. We submitted a response to the second CRL to the FDA in the first quarter of 2013, which included additional analysis of the benefits and risks of ILUVIEN based upon clinical data available from the FAME Study. If approved by the FDA, we intend to directly commercialize ILUVIEN to retina centers in the U.S.

•
Pursue Approval in Additional Countries. We are eligible for a mutual recognition procedure under which we can submit ILUVIEN for approval in any or all of the remaining 20 EU countries. The International Diabetes Federation estimates there are approximately 11 million people suffering from diabetes in these remaining countries. We are also considering expansion into Middle Eastern and Asian markets.

•
Assess the Effectiveness of ILUVIEN for Additional Retinal Diseases. We believe that ILUVIEN has the potential to address additional retinal diseases including, among others, dry AMD, wet AMD and RVO. ILUVIEN is being studied in two Phase 2 clinical trials for the treatment of the dry AMD and RVO. A phase 2 trial studying ILUVIEN in the treatment of the wet AMD has been terminated based on an interim analysis, due to the determination that the endpoint of reducing the number of anti-VEGF injections may not be appropriate to assess the benefit of ILUVIEN in that disease.

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

Disease Overview and Market Opportunity
Diabetes and Diabetic Retinopathy
Diabetes mellitus, with its systemic and ophthalmic complications, represents a global public health threat. The estimated prevalence of diabetes worldwide in 2011 increased to 366 million people and is expected to increase to 522 million people by 2030. In the EU countries in which ILUVIEN has received marketing authorizations or has been recommended for marketing authorization, according to the International Diabetes Foundation, Diabetes Atlas, Fifth Edition, there are approximately 19.0 million diabetics of whom we estimate approximately 1.1 million suffer from DME.
According to the U.S. Centers for Disease Control and Prevention (CDC), the number of Americans diagnosed with diabetes has increased from approximately 8.1 million people in 1994 to approximately 18.8 million people in 2010. In addition to diagnosed cases, the CDC estimates that an additional 7.0 million Americans with diabetes are currently undiagnosed and are therefore not being monitored and treated to control their disease and prevent systemic and ophthalmic complications. With better diagnostics and improved public awareness, the number of persons diagnosed with and being treated for diabetes is expected to increase.

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
DME is a common ocular complication of diabetes mellitus. As the incidence of diabetes continues to increase worldwide, the incidence of DME and other complications is predicted to rise as well. A majority of patients who suffer from diabetes do not meet glycemic (glucose or blood sugar) targets, resulting in chronic hyperglycemia (elevated levels of glucose in the blood). This, in turn, leads to the development of micro-vascular complications, the most common of which is diabetic retinopathy. Diabetic retinopathy is the leading cause of new-onset blindness in patients aged 20 to 70, with DME accounting for a majority of vision loss in patients with diabetic retinopathy. Vision loss from DME affects both patients and caregivers, who must assist the patient with doctor visits.
Diabetic Macular Edema
DME, the primary cause of vision loss associated with diabetic retinopathy, is a disease affecting the macula, the part of the retina responsible for central vision. When the blood vessel leakage of diabetic retinopathy causes swelling in the macula, the condition is called DME. The onset of DME is painless and may go undetected by the patient until it manifests with the blurring of central vision or acute vision loss. The severity of this blurring may range from mild to profound loss of vision. We estimate there are approximately 1.1 million patients suffering from DME in the seven EU countries in which ILUVIEN has received or been recommended for marketing authorization.

Limitations of Current Treatments for DME
The current standards of care for the treatment of DME are laser photocoagulation and intravitreal injections of anti-vascular endothelial growth factor (anti-VEGF) agents and corticosteroid therapies. Laser photocoagulation is a retinal procedure in which a laser is used to apply a burn or a pattern of burns to cauterize leaky blood vessels to reduce edema. Visual acuity gains are seen with this therapy, although results are highly variable and it may take more than eight months for median visual acuity to improve. Further, this is a destructive procedure that has undesirable side effects including partial loss of peripheral and night vision. Lucentis, an anti-VEGF, is marketed for the treatment of vision loss associated with DME in the U.S. and the EU. Retinal specialists have supplemented laser photocoagulation and Lucentis with the use of both off-label intravitreal injections of other anti-VEGF and corticosteroid therapies.
Studies have also shown that both anti-VEGF inhibitors and corticosteroids are efficacious in some patients suffering from DME. However, both corticosteroids and anti-VEGFs are limited by a need for multiple injections to maintain a therapeutic effect and are not efficacious in all patients. This raises concerns not only for patients, but also for caregivers who are affected by frequent doctor visits, and healthcare providers who must monitor patients monthly. Furthermore, a subset of patients does not respond to these therapies, and the disease persists. In addition, these therapies have safety concerns. Corticosteroids have historically been associated with significant increases in intraocular pressure (IOP), which may increase the risk of glaucoma, and the acceleration of cataract formation. Anti-VEGF treatments increase the risk of endophthalmitis and have also been shown to raise IOP.

ILUVIEN
Overview
Our most advanced product candidate is ILUVIEN, an intravitreal implant providing a therapeutic effect for up to 36 months in the treatment of vision impairment associated with chronic DME by delivering sustained sub-microgram levels of FAc, a non-proprietary corticosteroid with demonstrated efficacy in the treatment of ocular disease. Intravitreal refers to the space inside the eye behind the lens that contains the jelly-like substance called vitreous. DME is a disease of the retina which affects individuals with diabetes and can lead to severe vision loss and blindness. ILUVIEN is implanted in the back of the patient’s eye in a non-surgical procedure using a sterile preloaded applicator (the ILUVIEN applicator) employing a 25-gauge needle, which allows for a self-sealing wound. This implantation is very similar to the administration of an intravitreal injection, a procedure commonly employed by retinal specialists. In the U.S., if approved, the non-surgical procedure will be performed in the retinal specialist’s office, while in Europe, where approved, it will be performed in a hospital or private clinic setting. Based on data from our FAME Study, we believe ILUVIEN improves vision while mitigating side effects commonly associated with the use of corticosteroids for the following reasons:

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

Fluocinolone Acetonide
FAc, a non-proprietary corticosteroid, is the active compound in ILUVIEN and a member of the class of steroids known as corticosteroids. Corticosteroids have demonstrated a range of pharmacological actions, including inhibition of inflammation, inhibition of leukostasis, up regulation of occludin, inhibition of the release of certain inflammatory cytokines and suppression of VEGF secretion. These pharmacological actions have the potential to treat various ocular conditions, including DME, dry AMD, wet AMD and RVO. However, FAc shares many of the same side effects as other corticosteroids currently available for intraocular use, including increased IOP, which may increase the risk of glaucoma, and the acceleration of cataract formation.
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
ILUVIEN Provides Sustained Sub-Microgram Delivery
ILUVIEN consists of a tiny polyimide tube with a membrane cap, licensed by us from pSivida US, Inc. (pSivida) that is filled with 190µg of FAc in a polyvinyl alcohol matrix. ILUVIEN is non-bioerodable; however, both polyimide and the polyvinyl alcohol matrix are biocompatible with ocular tissues and have histories of safe use within the eye. ILUVIEN provides sustained sub-microgram levels of FAc and demonstrated a therapeutic effect for up to 36 months in our FAME Study. We believe that ILUVIEN’s ability to deliver consistent, sub-microgram levels of FAc from a posterior point of release in the eye mitigates the incidence of IOP elevations commonly associated with the intraocular use of corticosteroids.
The ILUVIEN Applicator
We developed a custom, proprietary applicator for ILUVIEN, which includes improvements over the modified syringe used during our FAME Study. These improvements include ergonomic design features, a transparent window to visually confirm ILUVIEN’s presence within the applicator, a longer needle and markings to guide retinal specialists to the proper insertion point. As was the case with the modified syringe used during our FAME Study, the ILUVIEN applicator uses a 25-

gauge needle, which results in a wound that is small enough to seal itself after ILUVIEN has been implanted into the back of the eye and the needle has been removed. We believe that a 25-gauge needle is the smallest needle capable of delivering ILUVIEN into the back of eye.

ILUVIEN Clinical Development Program
Development Program for the Treatment of DME
In September 2010, we completed our FAME Study, two Phase 3 pivotal clinical trials on both ILUVIEN and a higher dose FAc intravitreal insert involving 956 patients in sites across the U.S., Canada, Europe and India to assess the efficacy and safety of ILUVIEN in the treatment of DME over a 36 month period. Combined enrollment was completed in October 2007, and the month 24 clinical readout from our FAME Study was received in December 2009.
Based on our analysis of the data through month 24 of the FAME Study in December 2009, we filed a NDA in June 2010 for ILUVIEN in the U.S. with the FDA, followed by registration filings in the United Kingdom, Austria, France, Germany, Italy, Portugal and Spain under the EU’s decentralized procedure in July 2010 with the United Kingdom acting as the RMS. The RMS was responsible for conducting the primary review and coordinating the review and approval process between itself and the other involved countries, or Concerned Member States.
In November 2010, we received a Preliminary Assessment Report (PAR) from the RMS and in December 2010, we received a CRL from the FDA regarding our respective registration filings. The primary concerns expressed in both the PAR and the CRL centered on the benefits of ILUVIEN in treating DME patients versus the risk of its side effects. Upon further analysis of our FAME Study data through its final readout at month 36, we determined that a pre-planned subgroup of chronic DME patients demonstrated a greater benefit to risk profile than the full population dataset in our original filings.
We submitted our response to the CRL to the FDA in May 2011, including additional safety and efficacy data through the final readout at month 36 of the FAME Study with an emphasis on the chronic DME subgroup. In July 2011, we submitted a draft response to the PAR to the United Kingdom Medicines Healthcare products Regulatory Agency (MHRA), the regulatory body in the RMS, which included a similar data package.
In November 2011, the FDA issued a second CRL to communicate that the NDA could not be approved in its current form stating that the NDA did not provide sufficient data to support that ILUVIEN is safe and effective in the treatment of patients with DME. The FDA stated that the risks of adverse reactions shown for ILUVIEN in the FAME Study were significant and were not offset by the benefits demonstrated by ILUVIEN in these clinical trials. The FDA has indicated that we will need to conduct two additional clinical trials to demonstrate that the product is safe and effective for the proposed indication. During the second quarter of 2012, we met with the FDA in an effort to gain a better understanding of the regulatory path for ILUVIEN in the U.S. Based upon this meeting, we submitted a response to the second CRL to the FDA in the first quarter of 2013, which included additional analysis of the benefits and risks of ILUVIEN based upon clinical data available from the FAME Study. We do not plan to conduct additional trials for DME at this time.
After meetings and discussions with the MHRA, we finalized and submitted our response to the PAR to the MHRA in November 2011. In February 2012, we received a Final Assessment Report (FAR) from the MHRA indicating that the United Kingdom, Austria, France, Germany, Italy, Portugal and Spain had reached a consensus that ILUVIEN was approvable and that the decentralized procedure was complete. Upon receipt of the FAR, we entered the national phase with each of these seven countries and received marketing authorization in Austria, the United Kingdom, Portugal, France, Germany and Spain. During the national phase, labeling in each country’s local language is finalized. As part of the approval process in these countries, we have committed to conduct a five-year, post-authorization, open label registry study of ILUVIEN in patients treated per the labeled indication.
ILUVIEN for Other Diseases of the Eye
We believe that ILUVIEN has the potential to address other ophthalmic diseases such as dry AMD, wet AMD and RVO. Details regarding the rationale for these other indications are as follows:

•
Dry AMD. Dry AMD patients account for 90% of AMD patients, with the greatest unmet need among these patients being a treatment for geographic atrophy (GA) for which there are currently no treatments available. Pre-clinical studies in two established rat models reported at the Association for Research in Vision and Ophthalmology meetings in 2006, 2007 and 2008, described the efficacious effects of a miniaturized version of ILUVIEN in retinal degeneration. Based on these results, we began enrollment of a pilot study in December 2008 to assess the safety and efficacy of ILUVIEN in patients with bilateral GA secondary to AMD. Our Phase 2 study (the MAP GA Trial) is comparing ILUVIEN and a higher dose FAc intravitreal to the contralateral sham treated eye in patients with bilateral GA secondary to AMD. The change from baseline in the size of GA will be assessed over time.

•
Wet AMD. The size of the wet AMD market was $2 billion in 2008 according to visiongain, an independent competitive intelligence organization. Anti-VEGFs require persistent dosing to maintain a therapeutic effect which is a burden on both the patient and the physician. Although, a phase 2 trial studying ILUVIEN in the treatment of the wet form of AMD has been terminated based on an interim analysis, due to the determination that the endpoint of reducing the number of anti-VEGF injections may not be appropriate to assess the benefit of ILUVIEN in that disease, we believe ILUVIEN has the potential to be synergistic with the market leading anti-VEGF therapies in the treatment of wet AMD given that corticosteroids have been shown to suppress the production of VEGF.

•
Macular edema associated with non-ischemic RVO. According to GlobalData, a provider of global business intelligence, there are 16 million adults affected with RVO around the world. Retinal specialists have been using intravitreal injections of the corticosteroid triamcinolone acetonide on an off-label basis to treat non-ischemic RVO. In September 2009, Allergan, Inc. (Allergan) introduced Ozurdex (a three to five month dexamethasone intravitreal implant) as the first approved product for macular edema following branch or retinal vein occlusion. The FDA’s approval of Ozurdex provides additional evidence that lower levels of a steroid work effectively for RVO. In September 2009, we began enrollment for a Phase 2 study (the FAVOR Study) to assess the safety and efficacy of ILUVIEN in patients with macular edema secondary to RVO. The FAVOR Study is comparing ILUVIEN and a higher dose FAc intravitreal in patients with macular edema secondary to RVO.

ILUVIEN Registration Plan
U.S. Regulatory Requirements and Status
In the U.S., the FDA’s requirement for the clinical evidence of the effectiveness of ILUVIEN for the treatment of DME from our FAME Study was based on two time-point comparisons. The primary efficacy variable was the proportion of patients who had visual acuity improvement in their study eye, referred to as the responder rate, based on the change from baseline in Best Corrected Visual Acuity (BCVA) as measured on the Early Treatment Diabetic Retinopathy Study (ETDRS) eye chart. BCVA improvement is defined as an increase from baseline of 15 or more letters in BCVA as measured on the ETDRS eye chart. Our primary efficacy endpoint was defined at month 24 of our FAME Study using this variable. Based on the month 24 clinical readout, ILUVIEN demonstrated efficacy in the treatment of DME in our FAME Study. Then, as required by the FDA, another numerical comparison of the responder rates at months 18 and 24 of our FAME Study was conducted to demonstrate that the responder rates at month 24 are numerically greater than or equal to the month 18 responder rates. Patients enrolled in our FAME Study were followed for 36 months. Although we submitted the month 24 results to the FDA in our NDA for ILUVIEN for approval, we received a CRL from the FDA in December 2010, which, among other things, requested the additional 12 months of clinical data from the completed FAME Study through month 36 for review. The primary concerns expressed in the CRL centered on the benefits of ILUVIEN in treating DME patients versus the risk of its side effects. Upon further analysis of our FAME Study data through its final readout at month 36, we determined that a pre-planned subgroup of chronic DME patients demonstrated a greater benefit to risk profile than the full population dataset in our original filing. We submitted our response to the CRL to the FDA in May 2011, including additional safety and efficacy data through the final readout at month 36 of the FAME Study with an emphasis on the chronic DME subgroup. In November 2011, the FDA issued a second CRL to communicate that the NDA could not be approved in its current form stating that the NDA did not provide sufficient data to support that ILUVIEN is safe and effective in the treatment of patients with DME. The FDA stated that the risks of adverse reactions shown for ILUVIEN in the FAME Study were significant and were not offset by the benefits demonstrated by ILUVIEN in these clinical trials. The FDA indicated that we will need to conduct two additional clinical trials to demonstrate that the product is safe and effective for the proposed indication. During the second quarter of 2012, we met with the FDA in an effort to gain a better understanding of the regulatory path for ILUVIEN in the U.S. Based upon this meeting, we submitted a response to the second CRL to the FDA, in the first quarter of 2013, which included additional analysis of the benefits and risks of ILUVIEN based upon clinical data available from the FAME Study.We do not plan to conduct additional trials for DME at this time.

Regulatory Requirements in Other Jurisdictions
There are no specific guidance documents for the clinical development of ophthalmic drug products outside of the U.S. for the treatment of diabetic retinopathy or DME. We met with regulatory authorities in Germany, Spain, France, Portugal and the United Kingdom and presented our overall preclinical, technical, clinical and statistical development plans which included the use of visual function as the primary efficacy endpoint and an anatomical measure as a co-primary efficacy endpoint or key secondary efficacy endpoint. In July 2010, we submitted a data package regarding the efficacy and safety of ILUVIEN through the end of the FAME Study to the applicable regulatory authorities in the United Kingdom, Austria, France, Germany, Italy, Portugal and Spain. After meetings and discussions with the MHRA, we finalized and submitted our response to the PAR to the MHRA in November 2011. In February 2012, we received a FAR from the MHRA indicating that the United Kingdom, Austria, France, Germany, Italy, Portugal and Spain had reached a consensus that ILUVIEN was approvable and that the decentralized procedure was complete. Upon receipt of the FAR, we entered the national phase with each of these seven countries and received marketing authorization in Austria, the United Kingdom, Portugal, France, Germany and Spain. During the national phase labeling in each country’s local language is finalized. As part of the approval process in these countries, we have committed to conduct a five-year, post-authorization, open label registry study of ILUVIEN in patients treated per the labeled indication.
Commercialization
ILUVIEN is the only drug therapy indicated for patients with chronic DME considered insufficiently responsive to available therapies and the only single treatment providing a sustained therapeutic effect of up to 36 months in the treatment of patients with chronic DME that has received marketing authorization in Austria, the United Kingdom, Portugal, France, Germany and Spain, and has been recommended for marketing authorization in Italy. ILUVIEN has not been approved by the FDA. We intend to continue pursuit of approval for ILUVIEN in the U.S. for use in the treatment of DME. Our commercialization strategy is to establish ILUVIEN as a leading therapy for the treatment of vision loss in chronic DME patients and subsequently for other indications for which ILUVIEN may prove safe and effective. We currently plan to launch ILUVIEN in Germany, the United Kingdom and France in 2013, and are pursuing pricing and reimbursement in those countries. We also plan to commercialize ILUVIEN, directly or with a partner, in Austria, Italy, Portugal and Spain, with potential expansion into other EU and non EU countries pending future applicable regulatory approvals. If approved in the U.S., we intend to distribute ILUVIEN to physicians and retina centers through specialty distributors and pharmacies. Although we anticipate ILUVIEN being administered as a standalone therapy, we do not foresee the use of ILUVIEN as precluding the administration of other therapies in conjunction with ILUVIEN. Our commercialization strategy in any geography is subject to and dependent upon the regulatory approval of ILUVIEN in any jurisdiction.
Sales and Marketing
We are led by an executive team with extensive commercialization expertise with ophthalmic products including the launch and management of Visudyne, a drug product sponsored by Novartis and the first pharmacological treatment indicated for the treatment of wet AMD.
In late 2012 and early 2013 we established a core management team for our EU operations based in the United Kingdom. In November 2012, we entered into a master services agreement with Quintiles Commercial Europe Limited. Under the agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) will provide certain services to us in connection with the commercialization of ILUVIEN in certain countries in Europe under subsequent project orders. Such services may include marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, regulatory, medical science liaison and communications and/or other advisory services. Currently, we have entered into six project orders with Quintiles Commercial for the provision of sales, marketing, management, market access and medical science personnel in Germany, the United Kingdom and France. Under these project orders Quintiles Commercial currently employs 16 persons fully dedicated to Alimera and expects this number to grow to 25 by December 2013. Quintiles Commercial also employs 20 persons partially dedicated to Alimera in Germany, the United Kingdom and France.
In preparation for a potential U.S. commercial launch of ILUVIEN, we began recruiting sales and marketing infrastructure personnel with extensive ophthalmic-based sales experience in the fourth quarter of 2010. We hired our marketing and managed markets directors, three sales directors and our four field-based managed markets managers but did not add the personnel and incur the costs of hiring and training an internal sales force. We entered into a relationship with OnCall LLC, a contract sales force company, and would have utilized their employees to act as our sales representatives if we had received approval of the ILUVIEN NDA from the FDA. Due to the receipt of the second CRL, we eliminated our sales management team and field-based managed markets managers. If we obtain ILUVIEN approval from the FDA, we anticipate rebuilding our sales and marketing infrastructure in the same manner.
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
Third party manufacturers will be responsible for the commercial-scale production of ILUVIEN and the ILUVIEN applicator. We have finalized agreements with the manufacturer of FAc, the active pharmaceutical ingredient in ILUVIEN (FARMABIOS SpA/Byron Chemical Company Inc.), the manufacturer of the components of the ILUVIEN applicator (Flextronics International, Ltd or an affiliate of Flextronics International, Ltd. (Flextronics)),the manufacturer of ILUVIEN (Alliance Medical Products Inc. (Alliance)) and the manufacturer for the quality release testing of ILUVIEN in the EU (Brecon Pharmaceuticals Limited (Brecon)). We do not currently have alternate providers for any of these activities.
pSivida manufactured our clinical trial materials for our FAME Study, our pharmacokinetics study and the Phase 2 clinical trials for the use of ILUVIEN for the treatment of dry AMD and wet AMD. pSivida’s manufacturing process is manual and labor intensive and not practical for commercial manufacturing. We worked with Flextronics and Alliance to develop a manufacturing process where automation is employed whenever feasible so that we have a process capable of being scaled-up to produce commercial quantities. The manufacturing process for ILUVIEN consists of filling the polyimide tube with a matrix consisting of FAc and polyvinyl alcohol (PVA), cutting the tubes, capping the tubes with membrane caps, curing at high temperature, loading ILUVIEN inside the ILUVIEN applicator, packaging and sterilizing the product. This process has been transferred and validated at Alliance, the third-party contract manufacturer of ILUVIEN. Subsequent to the transfer and validation of the process, Alliance began providing clinical trial materials for our Phase 2 clinical trials. We have discussed our approach to show equivalency of the pSivida manufacturing process to the commercial manufacturing process with the FDA, the MHRA and the German Bundeninstitut für Arneimittel und Medizinprodukte (BfArM). The CRLs we received from the FDA and the assessment reports received from the European Health Authorities did not raise any issue with our demonstration of equivalency between the manufacturing processes at pSivida and Alliance. However, in the CRL we received in December 2010, the FDA did notify us that the methods used in and the facilities and controls used for the manufacturing, processing, packing, or holding of the drug product at two of our manufacturers did not comply with cGMPs during pre-approval inspections. Both of these manufacturers have received confirmation from the FDA that the deficiencies have been resolved and that their respective facilities are acceptable.
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
In February 2012, we entered into a commercial manufacturing agreement with Flextronics whereby Flextronics agreed to manufacture the components of the ILUVIEN applicator for us at its Tijuana, Mexico facility. Certain equipment at Flextronics’ facility was purchased by us and is used solely for the purpose of allowing Flextronics to manufacture the components of the ILUVIEN applicator for us. Unless terminated earlier in accordance with the provisions thereof, our agreement with Flextronics has an initial term of three years and will automatically renew for successive terms of one year unless either party delivers written notice of non-renewal to the other at least 18 months prior to the end of the then current term.
In our NDA and Marketing Authorization Application (MAA) for ILUVIEN, we provided the FDA and the EU regulatory authorities with a completed process validation package on three lots which described manufacturing and packaging procedures and in-process controls. Validation was conducted on small scale, 400 unit batches but in the U.S., this can be scaled up to 10 times. However, in the EU, the manufacturing process for ILUVIEN is considered a non-standard process. In order to scale-up to a larger batch size, a new validation package had to be submitted as a variation to the MAA. In 2012 we completed three validation batches of an 800 unit commercial batch and in the first quarter of 2013 we filed a variance to the MAA with the MHRA .

In addition, we submitted up to 18 months of stability data from three primary stability batches to demonstrate that the product manufactured using the process as described meets required product specifications.
Competition
The development and commercialization of new drugs and drug delivery technologies is highly competitive. We will likely face competition with respect to ILUVIEN and any products we may develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide, many of whom have substantially greater financial and other resources than we do. In the countries in which ILUVIEN has received or been recommended for marketing authorization, or becomes approved for use in the treatment of DME, it will compete against laser photocoagulation and the use of anti-VEGF and corticosteroid injections, or other therapies that may be approved in the future. There are other companies working to develop other drug therapies and sustained delivery platforms for DME and other indications. We believe that the following companies provide potential competition to ILUVIEN:

•
Genentech Inc.’s (Genentech) products Lucentis (ranibizumab injection) and Avastin (bevacizumab) are both anti-VEGF antibodies. Lucentis is currently approved for the treatment of DME, the treatment of neovascular wet AMD and the treatment of macular edema following RVO in the U.S. and the EU. Avastin, an oncology product, is used by retinal specialists in both the U.S. and in certain countries of the EU in the treatment of numerous retinal diseases but is not indicated for any ophthalmic use. Genentech is a wholly-owned member of the Roche Group.

•
Allergan’s product Ozurdex (dexamethasone intravitreal implant), is a bioerodable extended release implant that delivers the corticosteroid dexamethasone. Ozurdex is approved for the treatment of macular edema following branch or central RVO and non-infectious uveitis affecting the posterior segment of the eye in both the U.S. and the EU. Ozurdex demonstrates peak efficacy at 60 days and duration of therapy of three to five months.

•
Regeneron/Bayer’s Eyelea (aflibercept) was recently approved for the treatment of neovascular wet AMD in the U.S. and in the EU. Phase 3 trials of Eyelea for use in the treatment of DME are currently being conducted in the U.S. and EU.

•
Alcon, Inc.’s product TRIESENCE (triamcinolone acetonide injectable suspension), a preservative free synthetic corticosteroid for visualization during vitrectomy, is approved for the treatment of sympathetic ophthalmia, temporal arteritis, uveitis and other inflammatory conditions unresponsive to topical corticosteroids in the U.S. TRIESENCE is not indicated for the treatment of DME, dry AMD, wet AMD or RVO.

In addition, there are a number of other companies, including Ophthotech, Corp., Thrombogenics NV and Novagali Pharma S.A., which are developing drug therapies or sustained delivery platforms for the treatment of ocular diseases. These companies are seeking to apply their technologies to ophthalmic indications in early stage clinical trials.
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
Licenses and Agreements
pSivida US, Inc.
We entered into an agreement with pSivida in February 2005, and a subsequent amendment in March 2008, to obtain a worldwide exclusive license to develop and sell ILUVIEN for delivery to the back of the eye for the treatment and prevention of eye diseases in humans (other than uveitis). This agreement also provides us with a worldwide non-exclusive license to develop and sell pSivida’s proprietary delivery device to deliver other corticosteroids to the back of the eye for the treatment and prevention of eye diseases in humans (other than uveitis) or to treat DME by delivering a compound to the back of the eye through a direct delivery method through an incision required for a 25-gauge or larger needle. We do not have the right to develop and sell pSivida’s proprietary delivery device in connection with indications for diseases outside of the eye or for the treatment of uveitis.

Our license rights to pSivida’s proprietary delivery device could revert to pSivida if we were to (i) fail twice to cure our breach of an obligation to make certain payments to pSivida following receipt of written notice thereof; (ii) fail to cure other breaches of material terms of our agreement with pSivida within 30 days after notice of such breaches or such longer period (up to 90 days) as may be reasonably necessary if the breach cannot be cured within such 30-day period; (iii) file for protection under the bankruptcy laws, make an assignment for the benefit of creditors, appoint or suffer appointment of a receiver or trustee over our property, file a petition under any bankruptcy or insolvency act or have any such petition filed against us and such proceeding remains undismissed or unstayed for a period of more than 60 days; or (iv) we notify pSivida in writing of our decision to abandon our license with respect to a certain product using pSivida’s proprietary delivery device. We were not in breach of our agreement with pSivida as of December 31, 2012.
Upon commercialization of ILUVIEN, we must share 20% of net profits and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN, as defined by the agreement, with pSivida. In connection with this arrangement we are entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of December 31, 2012 and 2011, we were owed $5.6 million and $4.1 million, respectively, in commercialization costs. Due to the uncertainty of future net profits, we have fully reserved these amounts.
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
Once all the clinical studies are completed, the sponsor submits a NDA containing the results of non-clinical and clinical trials, together with detailed CMC information for the product and proposed labeling. It is also important that the sponsor provide a detailed description and justify the risk/benefit relationship of the drug to the patient. Under the Prescription Drug User Fee Act (PDUFA), the applicant has to pay a user fee, which was $1.8 million in 2012, increasing to $2.0 million in 2013.

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
Under the EU regulatory system, applications for drug approval may be submitted either in a centralized or decentralized procedure. Under the centralized procedure, a single application to the EMA, if approved, would permit marketing of the product throughout the EU (currently 27 member states). The centralized procedure is mandatory for new chemical entities, biotech and orphan drug products and products to treat AIDS, cancer, diabetes and neuro-degenerative disorder, auto-immune diseases, other immune dysfunctions and viral diseases. Products that constitute a significant therapeutic, scientific or technical innovation or which are in the interests of patients in the EU may also be submitted under this procedure. We believe ILUVIEN would have potentially qualified for this procedure as a product that constitutes a significant therapeutic, scientific or technical innovation. However, we chose to pursue the decentralized procedure in the United Kingdom, Austria, France, Germany, Italy, Portugal and Spain due to our limited resources. The decentralized procedure provides for applications to be submitted for marketing authorization in a select number of EU countries. The process is managed by a central Reference Member State (RMS) that coordinates the review process with the Concerned Member States.
Based on our analysis of the data through month 24 of the FAME Study, in July 2010, we submitted a data package regarding the efficacy and safety of ILUVIEN to the applicable regulatory authorities in the United Kingdom, Austria, France, Germany, Italy, Portugal and Spain with the United Kingdom acting as the RMS. In November 2010, we received a PAR from the RMS regarding our registration filings. The primary concerns expressed in the PAR centered on the benefits of ILUVIEN in treating DME patients versus the risk of its side effects. Upon further analysis of our FAME Study data through its final readout at month 36, we determined that a pre-planned subgroup of chronic DME patients demonstrated a greater benefit to risk profile than the full population dataset in our original filings. In July 2011, we submitted a draft response to the PAR to the MHRA, the regulatory body in the RMS, including additional safety and efficacy data through the final readout at month 36 of the FAME Study with an emphasis on the chronic DME subgroup. After meetings and discussions with the MHRA, we finalized and submitted our response to the PAR to the MHRA in November 2011. In February 2012, we received a FAR from the MHRA indicating that the United Kingdom, Austria, France, Germany, Italy, Portugal and Spain had reached a consensus that ILUVIEN was approvable and that the decentralized procedure was complete. Upon receipt of the FAR, we entered the national phase with each of these seven countries and received marketing authorization in Austria, the United Kingdom, Portugal, France, Germany and Spain. During the national phase labeling in each country’s local language is finalized. As part of the approval process in these countries, we have committed to conduct a five-year, post-authorization, open label registry study of ILUVIEN in patients treated per the labeled indication.

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
As of December 31, 2012, we owned or have licensed four U.S. utility patents, one U.S. design patent and five U.S. patent applications as well as numerous foreign counterparts to many of these patents and patent applications relating to ILUVIEN or the ILUVIEN applicator. As of December 31, 2012, we also owned one allowed or issued U.S. utility patent relating to reduced incidence of intraocular pressure lowering surgery a year or more after treatment with ILUVIEN with corresponding applications in a number of other jurisdictions. In March 2013, we received notice that our pending non-provisional U.S. utility patent would issue. We licensed one European patent from pSivida directed to our low-dose device and have an application pending directed to an applicator system for ILUVIEN. We licensed our patent rights relating to ILUVIEN from pSivida. Pursuant to our agreement with pSivida, we only have the right to our ILUVIEN-related patent rights for diseases of the human eye (other than uveitis). Our licensed patent portfolio includes U.S. patents (with no currently pending or issued corresponding European applications or patents) with claims directed to methods for administering a corticosteroid with an implantable sustained delivery device to deliver the corticosteroid to the vitreous of the eye wherein aqueous corticosteroid concentration is less than vitreous corticosteroid concentration during release, with no currently pending or issued corresponding European applications or patents. Our licensed patent portfolio also includes a U.S. patent and a pending U.S. patent application directed to our high-dose ILUVIEN insert.
U.S. utility patents generally have a term of 20 years from the date of filing. The utility patent rights relating to ILUVIEN licensed to us from pSivida include three U.S. patents that expire between March 2019 and July 2031 and counterpart filings to these patents in a number of other jurisdictions. A single European patent is licensed to us from pSivida directed to our low-dose device that expires in April of 2021. No patent term extension will be available for any of these U.S. patents or any of our licensed U.S. pending patent applications.
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
We invested $7.9 million and $7.1 million in research and development during the years ended December 31, 2012 and 2011, respectively.

Employees
As of March 1, 2013, we had 25 employees, two of whom hold Ph.Ds and four of whom are employed by our wholly-owned subsidiary Alimera Sciences Limited. Nine of these employees are engaged in research, development and regulatory activities, and sixteen are engaged in administrative support, finance, information technology and sales and marketing activities. None of our employees is represented by a labor union and we consider our employee relations to be good.
Corporate Information
We are a Delaware corporation incorporated on June 4, 2003. Our principal executive office is located at 6120 Windward Parkway, Suite 290, Alpharetta, Georgia 30005 and our telephone number is (678) 990-5740. Our website address is www.alimerasciences.com. The information contained in, or that can be accessed through, our website is not part of this report and should not be considered part of this report.
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

ITEM 1A. RISK FACTORS

Investing in our common stock involves risk. You should carefully consider the risks described below as well as all the other information in this report, including the consolidated financial statements and the related notes appearing at the end of this annual report on Form 10-K, before making an investment decision. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. In that event the trading price of our common stock could decline, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to Our Dependence on ILUVIEN

We are heavily dependent on the commercial success of our lead product candidate, ILUVIEN, which only recently received marketing authorizations in Austria, the United Kingdom, Portugal, France, Germany and Spain, and on the regulatory approval of ILUVIEN for the treatment of DME in the U.S. and other countries, which may never occur.

We are a biopharmaceutical company with only one product available for commercial sale in a limited number of markets. As a result, our future success is currently dependent upon the commercial and regulatory success of ILUVIEN for the treatment of DME in Europe and the U.S. In February 2012, ILUVIEN received a positive outcome from the Decentralized Procedure (DCP) in Europe with the issuance of a Final Assessment Report (FAR) from the United Kingdom Medicines Healthcare products Regulatory Agency (MHRA) indicating that that it is approvable for commercial use to treat vision impairment associated with chronic DME considered insufficiently responsive to available therapies in the United Kingdom, Austria, France, Germany, Italy, Portugal and Spain. Following the issuance of the FAR from the MHRA, ILUVIEN received marketing authorization from governing regulatory bodies in Austria, the United Kingdom, Portugal, France, Germany and Spain. ILUVIEN has not yet received marketing authorization in Italy, however, and we cannot be certain when, or if, it will receive such authorization. ILUVIEN has not been approved by the FDA in the U.S. and may never receive such approval. The timing of the commercial launch of ILUVIEN in the EU countries is dependent upon each specific EU country’s pricing and reimbursement timelines, and we do not anticipate commercial sales of ILUVIEN until 2013, at the earliest. Because we do not currently have any product candidates available for sale or in clinical development other than ILUVIEN, our future success is dependent upon building a commercial operation in the EU to successfully commercialize ILUVIEN in the EU, and/or obtaining regulatory approval from the FDA to market ILUVIEN for the treatment of DME in the U.S., and if approved by the FDA, successfully commercializing ILUVIEN in the U.S.

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

We have established list pricing or developed estimates of anticipated pricing in countries in which ILUVIEN has received or been recommended for marketing authorization. These estimates are our expectations, which are based upon the burden of DME, the lack of any approved therapies for chronic DME, our perception of the overall cost to benefit ratio of ILUVIEN and the current pricing in the EU of therapies to treat DME and other retinal diseases such as age related macular degeneration and retinal vein occlusion. However, due to numerous factors beyond our control, including efforts to provide for containment of health care costs, one or more EU countries may not support our estimated level of governmental pricing and reimbursement for ILUVIEN, particularly in light of the ongoing budget crises faced by a number of countries in the EU, which would negatively impact anticipated revenue from ILUVIEN in the EU.

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

Although we have engaged Quintiles Commercial Europe Limited (together with its affiliates, Quintiles Commercial) to provide services to help facilitate the launch of ILUVIEN in the EU, expansion of our business into the EU will require significant management attention and additional financial resources. We may not be able to establish a commercial operation in a cost-effective manner or realize a positive return on this investment even with the assistance of Quintiles Commercial. In addition, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize our products include:

•	our or Quintiles Commercial’s inability to recruit and retain adequate numbers of effective personnel;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of ophthalmologists to prescribe our products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

•

•	the inability of market access personnel to obtain sufficient levels of pricing and reimbursement in each jurisdiction; and

•	unforeseen costs and expenses associated with creating a commercial organization in the EU.

If we or Quintiles Commercial are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure or if we do not successfully enter into additional collaboration arrangements with third-parties, we will have difficulty commercializing ILUVIEN and our other product candidates, which would adversely affect our business, operating results and financial condition.

Even with the assistance of Quintiles Commercial or other third-party collaborators, we may not be successful in establishing a commercial operation in the EU for numerous reasons, including, but not limited to, failing to attract, retain and motivate the necessary skilled personnel and failing to develop a successful marketing strategy. Failure to establish a commercial operation in the EU will have a negative outcome on our ability to commercialize ILUVIEN and generate revenue.

Additionally, we, Quintiles Commercial and/or other third-party collaborators may encounter unexpected or unforeseen delays in establishing our commercial operations that delay the commercial launch in one or more EU countries in which ILUVIEN has received or been recommended for marketing authorization. These delays may increase the cost of and the resources required for successful commercialization of ILUVIEN in the EU. We do not have experience in a commercial launch of this size in the EU or elsewhere.

ILUVIEN may not be commercially successful.

Market acceptance of and demand for ILUVIEN will depend on many factors, including, but not limited to:

•	cost of treatment;

•	pricing and availability of alternative products;

•	our ability to obtain third-party coverage or reimbursement for ILUVIEN;

•	perceived efficacy relative to other available therapies;

•	shifts in the medical community to new treatment paradigms or standards of care;

•	relative convenience and ease of administration; and

•	prevalence and severity of adverse side effects associated with treatment.

Because we have not yet initiated the commercialization of ILUVIEN, we have limited information with regard to the market acceptance of ILUVIEN in the EU or elsewhere. As a result, we may have to revise our estimates regarding the acceptance of ILUVIEN under our anticipated pricing structure, reevaluate and/or change the anticipated pricing for ILUVIEN.

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

We expect that ILUVIEN may compete in the EU, and, if approved by the FDA, in the U.S., with other products that are being developed for the treatment of DME. There are no ophthalmic drug therapies other than Lucentis, a drug sponsored by Genentech, Inc., a wholly-owned member of the Roche Group, which has been approved by the FDA for the treatment of DME. Lucentis is also approved for the treatment of visual impairment due to DME in the EU. Lucentis is expected to provide competition for ILUVIEN. Retinal specialists are currently using laser photocoagulation and off-label therapies for the treatment of DME, and may continue to use these therapies in competition with ILUVIEN. Additional treatments for DME are in various stages of preclinical or clinical testing. Later stage products for the treatment of DME include Ozurdex, a drug sponsored by Allergan, Inc., and Eyelea, a drug sponsored by Regeneron Pharmaceuticals, Inc. and Bayer HealthCare. If approved, these treatments would also compete with ILUVIEN. Other laser, surgical or pharmaceutical treatments for DME may also compete against ILUVIEN. These competitive therapies may result in pricing pressure even if ILUVIEN is otherwise viewed as a preferable therapy.

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

We are not currently generating revenues and we cannot estimate with precision the extent of our future losses. ILUVIEN is our only product currently approved for commercial sale and it is only approved in limited markets in the EU. We may never generate revenue from selling products or achieve profitability. We expect to continue to incur substantial and increasing losses through the projected commercialization of ILUVIEN. We currently do not expect to generate revenue from the sale of ILUVIEN in the EU until 2013, at the earliest. ILUVIEN has not been approved for marketing in the U.S. and may never receive such approval. As a result of these factors, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. As of December 31, 2012, we have accumulated a deficit of $231.1 million. Our ability to achieve revenue and profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals, and have our products manufactured and successfully marketed and sold. We cannot assure you that we will be profitable even if we successfully commercialize our products. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

As of December 31, 2012, we had approximately $49.6 million in cash and cash equivalents. If ILUVIEN does not generate sufficient revenue in the EU, we may adjust our commercial plans so that we can continue to operate with our existing cash resources or seek to raise additional financing.

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

The FDA may make requests or suggestions regarding conduct of our clinical trials, resulting in an increased risk of difficulties or delays in obtaining regulatory approval in the U.S. For example, the FDA may not approve of certain of our methods for analyzing our trial data, including how we evaluate the relationship between risk and benefit. Further, we may pursue approval of and market other product candidates, outside the U.S. and specifically in additional countries in the EU and Canada. Regulatory agencies within these countries will require that we obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedures within these countries can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Additionally, the foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain additional foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA.

ILUVIEN utilizes FAc, a corticosteroid that has demonstrated undesirable side effects in the eye; therefore, the success of ILUVIEN will be dependent upon the achievement of an appropriate relationship between the benefits of its efficacy and the risks of its side-effect profile.

The use of corticosteroids in the eye has been associated with undesirable side effects, including increased incidence of cataract formation and elevated intraocular pressure (IOP), which may increase the risk of glaucoma. We have 36 months of clinical data from our FAME Study, but the extent of ILUVIEN’s long-term side-effect profile beyond month 36 is not yet known. We have agreed with EU regulatory authorities to conduct a five-year post-authorization, open label registry study of the safety of ILUVIEN in 800 patients treated per the labeled indication. Although ILUVIEN has received marketing authorization in Austria, the United Kingdom, Portugal, France, Germany and Spain, and been recommended for marketing authorization in Italy, the FDA’s current position is that our FAME Study did not demonstrate that ILUVIEN has sufficient levels of efficacy to outweigh the risks associated with its side-effect profile. In the event the FDA maintains this conclusion, ILUVIEN may not receive regulatory approval from the FDA. If other regulatory bodies adopt a conclusion similar to the FDA’s we may not receive approval in any other jurisdiction. Additionally, data accumulated from the five-year post-

authorization study, or other commercial experience, could result in the withdraw of ILUVIEN approval in one or more jurisdictions.

Even if we do receive additional regulatory approvals for ILUVIEN, the FDA or other regulatory agencies may impose limitations on the indicated uses for which ILUVIEN may be marketed, subsequently withdraw approval or take other actions against us or ILUVIEN that would be adverse to our business.

Regulatory agencies generally approve products for particular indications. If any such regulatory agency approves ILUVIEN for a limited indication, the size of our potential market for ILUVIEN will be reduced. For example, our potential market for ILUVIEN in the U.S. would be reduced if the FDA limited the indications of use to patients diagnosed with only clinically significant DME as opposed to DME, or restricted its use to patients exhibiting IOP below a certain level or having an artificial lens at the time of treatment. ILUVIEN has received marketing authorization in Austria, the United Kingdom, Portugal, France, Germany and Spain, and been recommended for marketing authorization in Italy for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies which may limit the use of ILUVIEN to a segment of the DME population. Product approvals, once granted, may be withdrawn if problems occur after initial marketing. The marketing, distribution and manufacture of ILUVIEN in the EU, and if approved in the U.S. or elsewhere, will be subject to regulation. We will need to comply with facility registration and product listing requirements of the FDA and similar entities in other countries and adhere to the FDA’s Quality System Regulations. Noncompliance with applicable FDA and similar entities’ requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of ILUVIEN, total or partial suspension of production, refusal of regulatory agencies to grant approvals, withdrawal of approvals by regulatory agencies or criminal prosecution. We would also need to maintain compliance with federal, state and foreign laws regarding sales incentives, referrals and other programs.

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

We do not have, nor currently intend to have, in-house manufacturing capability and will depend completely on a single third-party manufacturer for the manufacture of the ILUVIEN insert (Alliance Medical Products, Inc. (Alliance)), a single third-party manufacturer for the manufacture of the ILUVIEN applicator (Flextronics International, Ltd. or an affiliate of Flextronics International, Ltd. (Flextronics)), a single third-party manufacturer for the manufacture of ILUVIEN’s active pharmaceutical ingredient (FARMABIOS SpA./Byron Chemical Company Inc. (FARMABIOS)) and a single third-party manufacturer for the quality release testing of ILUVIEN in the EU (Brecon Pharmaceuticals Limited (Brecon)). Although we have agreements for the manufacture of the ILUVIEN insert (with Alliance), the manufacture of the ILUVIEN applicator (with Flextronics)for the supply of ILUVIEN’s active pharmaceutical ingredient (with FARMABIOS) and for the quality release testing of ILUVIEN in the EU (with Brecon), if any of the third-party manufacturers breach their agreements or are unable or unwilling to perform for any reason, we may not be able to locate alternative acceptable manufacturers, enter into favorable agreements with them or get them approved by the applicable regulatory authorities, such as the FDA in the U.S., in a timely manner. Further, all of our manufacturers rely on additional third-parties for the manufacture of component parts. Any inability to acquire sufficient quantities of ILUVIEN inserts, the ILUVIEN applicator or the active pharmaceutical ingredient in a timely manner from these third-parties could delay commercial production of, and impact our ability to fulfill demand for, ILUVIEN, if any.

Materials necessary to manufacture ILUVIEN may not be available on commercially reasonable terms, or at all, which may delay the development, regulatory approval and commercialization of ILUVIEN.

We will rely on our manufacturers to purchase materials from third-party suppliers necessary to produce ILUVIEN. Suppliers may not sell these materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. If our manufacturers are unable to obtain these materials the commercial launch of ILUVIEN would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of ILUVIEN. Moreover, although we have entered into agreements for the commercial production of the ILUVIEN insert, the commercial production of the ILUVIEN applicator, and the supply of the active pharmaceutical ingredient in ILUVIEN, the suppliers may be unable or choose not to supply us in a timely manner or in the minimum guaranteed quantities. If we are unable to obtain these supplies, our ability to manufacture ILUVIEN for commercial sale would be delayed, significantly impacting our ability to generate revenue from the sale of ILUVIEN.

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

Furthermore, in order to obtain approval of our product candidates by the FDA and foreign regulatory agencies, we need to complete testing on both the active pharmaceutical ingredient and on the finished product in the packaging that we propose for commercial sales. This includes testing of stability, identification of impurities and testing of other product specifications by validated test methods. In addition, we will be required to consistently produce in commercial quantities and of specified quality in a reproducible manner and document our ability to do so. This requirement is referred to as process validation. With respect to ILUVIEN, although we have validated the manufacturing process at our anticipated commercial scale batch size, some of the steps in the manufacturing processes will need to be revalidated if we choose to begin to manufacture larger commercial scale batches, including in connection with our anticipated commercial launch in the EU. If the required testing or process validation is delayed or produces unfavorable results, we may not be able to increase the commercial scale batch, which may impact our ability to fulfill demand for the product. The FDA and similar foreign regulatory agencies may also implement new standards, or change their interpretation and enforcement of existing standards and requirements, for the manufacture, packaging, or testing of products at any time. If we are unable to comply, we may be subject to regulatory or civil actions or penalties that could significantly and adversely affect our business.

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

•
lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our contract research organizations, and other third parties.

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

As of December 31, 2012, we had 23 employees, 21 of whom were located in the U.S. and two of whom were located in the United Kingdom, where our EU operations are based. In January 2013 and March 2013, we added two additional employees to the management team for our EU operations. Recognizing that we would need resources beyond this core management team to commercialize ILUVIEN on our own in the EU, in November 2012 we entered into a master services agreement with Quintiles Commercial in November 2012 to provide additional personnel for our planned launch of ILUVIEN, and subsequent operations, in Germany, the United Kingdom and France. Under this agreement and its related project orders, Quintiles Commercial currently employs 16 persons fully dedicated to Alimera and expects this number to grow to 25 by December 2013. Quintiles Commercial also employs 20 persons partially dedicated to Alimera in Germany, the United Kingdom and France. While these individuals are employed by Quintiles Commercial, and are not employed directly by us, we will not be able to operate effectively unless we integrate them into our organization, which may be difficult. As our development and commercialization plans and strategies evolve beyond our initial planned launch, we will need to further expand the size of our organization by recruiting additional managerial, operational, sales, marketing, financial and other personnel, who may be hired directly by us or through Quintiles Commercial or other similar organizations. This future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional personnel. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize ILUVIEN and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any such future growth and related costs. We may not be able to effectively manage a rapid pace of growth and timely implement improvements to our management infrastructure and control systems.

ILUVIEN and our other potential products may not be commercially viable if we fail to obtain an adequate level of reimbursement for these products from governments, private insurers, the Medicare program and other third-party payers. The market for our products may also be limited by the indications for which their use or frequency of administration may be reimbursed.

The availability and levels of reimbursement by governmental and other third-party payers affect the market for products such as ILUVIEN and others that we may develop. These third-party payers continually attempt to contain or reduce the costs of health care by challenging the prices charged for medical products and services.

In the United Kingdom, Austria, France, Germany, Italy, Portugal and Spain, as well as many other foreign countries, the pricing of prescription pharmaceuticals is subject to governmental control. In the EU, each country has a different reviewing body that evaluates reimbursement dossiers submitted by marketing authorization holders of new drugs and then makes recommendations as to whether or not the drug should be reimbursed. In these countries, pricing negotiations with governmental authorities can take 12 months or longer after the receipt of regulatory approval, or delay regulatory approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products, including ILUVIEN, to other available therapies. Limitations on reimbursement could be imposed at the national, regional or local level or by fiscal intermediaries in each country. Our business could be materially adversely affected if such limitations were imposed. Our business also could be adversely affected if retinal specialists are not reimbursed for the cost of the procedure in which they administer ILUVIEN on a basis satisfactory to the administering retinal specialists.

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

The development and commercialization of new drugs is highly competitive and the commercial success of ILUVIEN will depend on several factors, including, but not limited to, its efficacy and side effect profile, authorization for reimbursement by foreign regulatory bodies, private insurers and Medicare, acceptance of pricing, the development of our sales and marketing organization, an adequate payment to physicians for the insertion procedure and our ability to differentiate ILUVIEN from our competitors’ products. We will face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to ILUVIEN and to any products that we may develop or commercialize in the future. Our competitors may develop products or other novel technologies that are more effective, safer or less costly than any that we are developing. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. The active pharmaceutical ingredient in ILUVIEN is FAc, which is not protected by currently valid patents. As a result, our competitors could develop an alternative formulation or delivery mechanisms to treat diseases of the eye with FAc. We do not have the right to develop and sell pSivida’s proprietary delivery device for indications for diseases outside of the eye or for the treatment of uveitis. Further, our agreement with pSivida permits pSivida to grant to any other party the right to use its intellectual property (i) to treat DME through an incision smaller than that required for a 25-gauge needle, unless using a corticosteroid delivered to the back of the eye, (ii) to deliver any compound outside the back of the eye unless it is to treat DME through an incision required for a 25-gauge or larger needle, or (iii) to deliver non-corticosteroids to the back of the eye, unless it is to treat DME through an incision required for a 25-gauge or larger needle.

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

Other than the master services agreement entered into with Quintiles Commercial in November 2012, we currently do not have any collaboration agreements with third-parties. We expect to depend on collaborations to develop and commercialize our products. If we are unable to identify or enter into an agreement with any material third-party collaborator, if our collaborations with any such third-party are not scientifically or commercially successful or if our agreement with any such third-party is terminated or allowed to expire, we could be adversely affected financially or our business reputation could be harmed.

Our business strategy includes entering into collaborations with corporate and academic collaborators for the research, development and commercialization of additional product candidates. Other than the master services agreement entered into with Quintiles Commercial in November 2012, we currently do not have any collaboration agreements with third-parties. Areas in which we may potentially entering into third-party collaboration arrangements include joint sales and marketing arrangements for sales and marketing of ILUVIEN in certain EU countries and elsewhere outside of North America, and future product development arrangements. If we are unable to identify or enter into an agreement with any material third-party collaborator we could be adversely affected financially or our business reputation could be harmed. Any arrangements we do enter into may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect our ability to develop, commercialize and market our products.

The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Our collaborators will have significant discretion in determining the efforts and resources that they will apply to these collaborations. We expect that the risks which we face in connection with these future collaborations will include the following:

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

Our business exposes us to the risk of product liability claims, which is inherent in the manufacturing, testing and marketing of drugs and related products. If the use of one or more of our products harms people, we may be subject to costly and damaging product liability claims. We maintain product liability insurance with a total aggregate liability limit of $10.0 million covering our clinical trial activities and our product sales.  The insurance provides worldwide coverage where allowed by law.  As product revenue is generated in new countries, we intend to obtain compulsory coverage in those countries that require it. We may not be able to obtain or maintain adequate protection against potential liabilities. If we are unable to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. These liabilities could prevent or interfere with our product development and commercialization efforts.

If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, it will impair our ability to identify, develop and commercialize product candidates.

We are highly dependent upon the principal members of our management team, including C. Daniel Myers, our President and Chief Executive Officer, Richard Eiswirth, our Chief Operating Officer and Chief Financial Officer, Philip Ashman, Ph.D., our EU Senior Vice President and EU Managing Director, Susan Caballa, our Senior Vice President of Regulatory Affairs, Kenneth Green, Ph.D., our Senior Vice President and Chief Scientific Officer and Dave Holland, our Senior Vice President of Sales and Marketing. These executives have significant ophthalmic, regulatory industry, sales and marketing, operational, and/or corporate finance experience. The loss of any such executives or any other principal member of our management team would impair our ability to identify, develop and market new products.

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

Any product for which we have or obtain marketing approval, including ILUVIEN in the EU, along with the manufacturing processes, post-approval pharmacovigilance, advertising and promotional activities for such product, will be subject to continual requirements, review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, manufacturer or manufacturing processes, or failure to comply with regulatory requirements, may result in:

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

ILUVIEN has received marketing authorization in Austria, the United Kingdom, Portugal, France, Germany and Spain, and been recommended for marketing authorization in Italy. We intend to continue to pursue market authorizations for ILUVIEN and other product candidates internationally in additional jurisdictions. In order to market our products in foreign jurisdictions, we will be required to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and jurisdictions and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval or approval in the seven EU countries in which ILUVIEN has received or been recommended for marketing authorization. Additionally, the foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain additional foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any additional market. The failure to obtain these approvals could harm our business materially.

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

Our licenses are material to our business, and we expect to enter into additional licenses in the future. We hold a license from pSivida to intellectual property relating to ILUVIEN. This license imposes various commercialization, milestone payment, profit sharing, insurance and other obligations on us. We also hold a license from Dainippon Sumitomo Pharma Co., Ltd. to patents relating to ILUVIEN. This license imposes a milestone payment and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the applicable license, in which event we would not be able to market products, such as ILUVIEN, that may be covered by such license.

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

The strength of our patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. In addition to the rights we have licensed from pSivida relating to our product candidates, we rely upon intellectual property we own relating to our products, including patents, patent applications and trade secrets. As of December 31, 2012, we owned one pending non-provisional U.S. utility patent application, one European patent application, one issued U.S. design patent and corresponding applications in a number of other jurisdictions, relating to our applicator for ILUVIEN. As of December 31, 2012, we also owned one allowed or issued U.S. utility patent relating to reduced incidence of intraocular pressure lowering surgery a year or more after treatment with ILUVIEN with corresponding applications in a number of other jurisdictions. In March 2013, we received notice that our pending non-provisional U.S. utility patent would issue. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third-parties from developing or designing around these patents. As of December 31, 2012, the patent rights relating to ILUVIEN licensed to us from pSivida include three U.S. patents that expire between March 2019 and April 2020, one European patent expiring in April of 2021, and counterpart filings to these patents in a number of other jurisdictions. No patent term extension will be available for any of these U.S. patents, European patent or any of our licensed U.S. or European pending patent applications. After these patents expire in April 2020 in the U.S. and April of 2021 in Europe, we will not be able to block others from marketing FAc in an insert similar to ILUVIEN in the U.S. Our allowed or issued U.S. utility patent relating to reduced incidence of intraocular pressure lowering surgery will expire in the U.S. in July of 2031 and may provide protection for specific uses of FAc. Moreover, it is possible that a third-party could successfully challenge the scope (i.e., whether a patent is infringed), validity and enforceability of our licensed patents prior to patent expiration and obtain approval to market a competitive product.

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

The risk that we may be sued on product liability claims is inherent in the development of pharmaceutical products. We face a risk of product liability exposure related to the testing of our product candidates in clinical trials and will face even greater risks upon any commercialization by us of our product candidates. We believe that we may be at a greater risk of product liability claims relative to other pharmaceutical companies because our products are inserted into the eye, and it is possible that we may be held liable for eye injuries of patients who receive our product. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forego further commercialization of one or more of our products. Although we maintain product liability insurance covering our clinical trial activities and our product sales, our aggregate coverage limit under these insurance policies is $10.0 million, and while we believe this amount of insurance is sufficient to cover our product liability exposure, these limits may not be high enough to fully cover potential liabilities. The insurance provides worldwide coverage where allowed by law.  As product revenue is generated in new countries, we intend to obtain compulsory coverage in those countries that require it. However, we may not be able to obtain or maintain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims, which could prevent or inhibit the commercial production and sale of our products.

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

•
Pharmaceutical companies are required to pay an annual non-tax deductible fee to the federal government based on each company’s market share of prior year total sales of branded products to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs and Department of Defense. The aggregate industry-wide fee is expected to total $28 billion through 2019, of which $2.8 billion will be payable in 2013. Since we expect our branded pharmaceutical sales to constitute a small portion of the total federal health program pharmaceutical market, we do not expect this annual assessment to have a material impact on our financial condition.

•
The law provides that biologic products may receive 12 years of market exclusivity, with a possible six-month extension for pediatric products. After this exclusivity ends, generic manufacturers will be permitted to enter the market, which is likely to reduce the pricing for such products and could affect the company’s profitability. In addition, generic manufacturers will be permitted to challenge one or more of the patents for a branded drug after a product is marketed for four years.

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

Our research and development activities may involve the controlled use of potentially hazardous substances, including chemical and biological materials. In addition, our operations may produce hazardous waste products. Federal, state and local laws and regulations in both the U.S. and Canada govern the use, manufacture, storage, handling and disposal of hazardous materials. Although we believe that our procedures for use, handling, storing and disposing of these materials comply with legally prescribed standards, we may incur significant additional costs to comply with applicable laws in the future. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, operating results and financial condition.

Our ability to use our net operating loss carry-forwards may be limited.

At December 31, 2012, we had U.S. federal and state net operating loss (NOL) carry-forwards of approximately $142.5 million and $126.0 million, respectively, which expire at various dates beginning in 2020 through 2032. Section 382 of the Internal Revenue Code limits the annual utilization of NOL carry-forwards and tax credit carry-forwards following an ownership change in our company. NOL carry-forwards may be subject to annual limitations under Internal Revenue Code Section 382 (or comparable provisions of state law) in the event that certain changes in ownership of our company were to occur. In general, an ownership change occurs for purposes of Section 382 if there is a more than 50% change in ownership of a company over a 3-year testing period. The issuance of the Series A Convertible Preferred Stock on October 2, 2012 constituted such a change in ownership. We are currently performing a formal analysis of our NOLs in connection with IRC Section 382 as a result of this change to determine the extent of the limitation of our NOL carry-forwards.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, pursuant to Section 404 of the Sarbanes-Oxley Act (Section 404), we may be required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting. Our testing, or the subsequent testing by our independent registered public accounting firm, if required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 would require us to continue to incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We expect our operating results and cash flows to be subject to quarterly fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including, but not limited to:

•	the commercial success of our product candidates, particularly ILUVIEN in the EU;

•	our ability to obtain regulatory approval of ILUVIEN in additional jurisdictions;

•	the emergence of products that compete with our product candidates;

•	the status of our preclinical and clinical development programs;

•	variations in the level of expenses related to our existing product candidates or preclinical and clinical development programs;

•	execution of collaborative, licensing or other arrangements, and the timing of payments received or made under those arrangements;

•	any intellectual property infringement lawsuits to which we may become a party; and

•	regulatory developments affecting our product candidates or those of our competitors.

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

Exchange rate fluctuations could cause a decline in our financial condition and results of operations.

As a result of our European operations, we are subject to increased risk because we incur a significant portion of our operating expenses and receive revenues in multiple currencies other than the U.S. dollar. For example, in Europe where we have operating costs in a foreign currency, we are subject to risk if the foreign currency in which our costs are paid appreciates against the currency in which we generate revenue because the appreciation effectively increases our cost in that country.

The financial condition and results of operations of some of our operating entities are reported in foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported operating losses while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported operating losses. We do not seek to mitigate this translation effect through the use of derivative financial instruments. To the extent we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in that currency could have a material adverse effect on our business and results of operations.

We may need additional capital to support our growth, which may be difficult to obtain and restrict our operations and will result in additional dilution to our stockholders.

Our business may require additional capital that we have not yet secured. Including the net proceeds from our Series A Convertible Preferred Stock financing, completed in the fourth quarter of 2012, based on our current plans, we believe our cash and cash equivalents will be sufficient to fund our operations beyond the projected commercialization of ILUVIEN in the United Kingdom, France and Germany and the expected generation of revenue in 2013, at the earliest. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	the amount of our future operating losses;

•	third party expenses relating to the commercialization of ILUVIEN;

•	the level of success of the initial commercial launch of ILUVIEN in the United Kingdom, France and Germany;

•	the status of our new drug application for ILUVIEN in the U.S.;

•	the $25 million milestone payment owed to pSivida in the event that ILUVIEN is approved in the U.S.;

•	the timing of approvals, if any, of ILUVIEN in additional jurisdictions;

•	the need and cost of conducting additional clinical trials for ILUVIEN;

•	the amount of our research and development, marketing and general and administrative expenses;

•
the extent to which we enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license ILUVIEN, research and other collaborations, joint ventures and other business arrangements;

•	the extent to which we acquire, and our success in integrating, technologies or companies; and

•	regulatory changes and technological developments in our markets.

General market conditions or the market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Global Market or upon obtaining shareholder approval. There can be no assurance that we will be able to satisfy the criteria for continued listing on NASDAQ or that we will be able to obtain shareholder approval if it is necessary. If we are unable to obtain additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of ILUVIEN, to cease or reduce certain research and development projects, to sell some or all of our technology or assets or business units or to merge all or a portion of our business with another entity. In the event additional financing is needed or advisable, we may seek to fund our operations through the sale of equity securities, additional debt financing and strategic collaboration agreements. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders especially in light of the current difficult financial environment. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. In addition, our Series A Convertible Preferred Stock is entitled to price-based anti-dilution protection in connection with certain financings, which has the potential to further dilute our other stockholders. If we attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements, or the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to commercialize our product candidates or operate our business. For example, under the senior secured credit facility, which we entered into in October 2010 (Credit Facility), we are subject to a variety of affirmative and negative covenants, including required financial reporting, limitations on our cash balances, limitations on the disposition of assets, limitations on the incurrence of additional debt, and other requirements. To secure the performance of our obligations under the Credit Facility, we pledged all of our assets, including our intellectual property to the lenders. Our failure to comply with the covenants under the Credit Facility could result in an event of default, the acceleration of our debt and the loss of our assets. Any declaration of an event of default could significantly harm our business and prospects and could cause our stock price to decline. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities, and if we are unable to obtain additional funding, there may be substantial doubt about our ability to continue as a going concern.

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

We completed our IPO in April 2010 at a price of $11.00 per share. Subsequently, our common stock has traded as low as $1.09 per share. The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	our ability to successfully commercialize ILUVIEN in the EU, including our ability to build our own commercial infrastructure for the sale of ILUVIEN in Germany, the United Kingdom and France;

•	the ability of ILUVIEN to be approved in any additional jurisdiction;

•	the ability of ILUVIEN or any of our product candidates, if approved in additional jurisdictions, to achieve commercial success;

•	results from our clinical trial programs;

•	FDA or international regulatory actions, including failure to receive regulatory approval for any of our product candidates;

•	quarterly variations in our results of operations or those of our competitors;

•	our ability to develop and market new and enhanced product candidates on a timely basis;

•	announcements by us or our competitors of acquisitions, regulatory approvals, clinical milestones, new products, significant contracts, commercial relationships or capital commitments;

•	third-party coverage and reimbursement policies;

•	additions or departures of key personnel;

•	commencement of, or our involvement in, litigation;

•	our ability to meet our repayment and other obligations under our credit facility;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	any major change in our board of directors or management;

•	general economic conditions and slow or negative growth of our markets; and

•	political instability, natural disasters, war and/or events of terrorism.

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

As of December 31, 2012, our executive officers, key employees, directors and their affiliates and the investors that participated in our Series A Convertible Preferred Stock financing beneficially owned, in the aggregate,a majority of the outstanding voting power of our common stock, assuming the exercise of the outstanding Warrants to purchase shares of our Series A Convertible Preferred Stock. As a result, these stockholders, if acting together, may be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, and this concentration of voting power may have the effect of delaying or impeding actions that could be beneficial to you, including actions that may be supported by our Board of Directors.

In addition, the terms of the Series A Convertible Preferred Stock provide that certain corporate actions require the prior consent of the holders of at least 70% of the then outstanding shares of Series A Convertible Preferred Stock.

We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. Further, for so long as at least 37.5% of the shares of Series A Convertible Preferred Stock originally issued to the investors at the closing of our Series A Convertible Preferred Stock financing in October 2012 are held by the initial investors or their affiliates, we may not, without first obtaining the approval of the holders of at least 70% of the then outstanding shares of Series A Convertible Preferred Stock, declare or pay any dividend or distribution on any shares of capital stock; provided, however, that this restriction shall not apply to (A) dividends payable to holders of common stock that consist solely of shares of common stock for which adjustment to the conversion price of the Series A Convertible Preferred Stock is made pursuant to the certificate of designation or (B) dividends or distributions issued pro rata to all holders of capital stock (on an as-converted basis) in connection with the implementation of a “poison pill” rights plan or similar plan by us. Accordingly, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur.

Significant sales of our common stock could depress or reduce the market price of our common stock, or cause our shares of common stock to trade below the prices at which they would otherwise trade, or impede our ability to raise future capital.

A small number of institutional investors and private equity funds hold a significant number of shares of our common stock and all of our shares of Series A Convertible Preferred Stock and Series A Convertible Preferred Stock Warrants. Sales by these stockholders of a substantial number of shares, or the expectation of such sales, could cause a significant reduction in the market price of our common stock. Additionally, a small number of investors have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.

In addition to our outstanding common stock, as of December 31, 2012, there were a total of 5,493,079 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options granted under our equity incentive plans. Upon the exercise of these options, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under the SEC’s Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms.

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

To the extent we raise additional capital by issuing equity securities; our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to existing stockholders. In addition, the Series A Convertible Preferred Stock is entitled to price-based anti-dilution protection in connection with certain financings, which has the potential to further dilute our other stockholders.

Pursuant to our 2010 Equity Incentive Plan, our Board of Directors is authorized to grant stock options to our employees, directors and consultants. The number of shares available for future grant under our 2010 Equity Incentive Plan increases each year by an amount equal to the lesser of 4% of all shares of our capital stock outstanding as of January 1st of each year, 2,000,000 shares, or such lesser number as determined by our Board of Directors. On January 1, 2013, an additional 1,261,651 shares became available for future issuance under our 2010 Equity Incentive Plan in accordance with the annual increase. In addition, we have reserved 494,422 shares of our common stock for issuance under our 2010 Employee Stock Purchase Plan. The number of shares eligible for purchase is replenished as of January 1st of each year in an amount equal to the shares purchased under the plan in the preceding year. As such, on January 1, 2013, an additional 15,984 shares became available for future issuance under our 2010 Employee Stock Purchase Plan.

The Series A Convertible Preferred Stock contains covenants that may limit our business flexibility.

For so long as at least 37.5% of the shares of Series A Convertible Preferred Stock originally issued to the investors at the closing of our Series A Convertible Preferred Stock financing in October 2012 are held by the initial investors or their affiliates, we may not, without first obtaining the approval of the holders of at least 70% of the then outstanding shares of Series A Convertible Preferred Stock: (i) increase or decrease the authorized number of shares of Series A Convertible Preferred Stock; (ii) authorize, create, issue or obligate us to issue (by reclassification, merger or otherwise) any security (or any class or series thereof) or any indebtedness, in each case that has any rights, preferences or privileges senior to, or on a parity with, the Series A Convertible Preferred Stock, or any security convertible into or exercisable for any such security or indebtedness, subject to limited exceptions for certain debt transactions; (iii) amend our certificate of incorporation or the certificate of designation of the Series A Convertible Preferred Stock, in each case in a manner that adversely affects the rights, preference or privileges of the Series A Convertible Preferred Stock; (iv) redeem, purchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any shares of common stock or preferred stock; provided, however, that this restriction shall not apply to (A) the redemption of rights issued pursuant to any “poison pill” rights plan or similar plan adopted by us after the closing of the Series A Convertible Preferred Stock financing or (B) the repurchases of stock from former employees, officers, directors or consultants who performed services for us in connection with the cessation of such employment or service pursuant to the terms of existing agreements with such individuals; (v) declare or pay any dividend or distribution on any shares of capital stock; provided, however, that this restriction shall not apply to (A) dividends payable to holders of common stock that consist solely of shares of common stock for which adjustment to the conversion price of the Series A Convertible Preferred Stock is made pursuant to the certificate of designation or (B) dividends or distributions issued pro rata to all holders of capital stock (on an as-converted basis) in connection with the implementation of a “poison pill” rights plan or similar plan by us; (vi) authorize or approve any increase to the number of aggregate shares of capital stock reserved for issuance pursuant to stock option, stock purchase plans or other equity incentive plans such that the total aggregate number of shares issued under such plans and reserved for issuance under such plans (on an as-converted basis) exceeds the number of shares issued and reserved for issuance under such plans (on an as-converted basis) on the date of the closing of the Series A Convertible Preferred Stock financing by more than 20% (as adjusted for stock splits, combinations, stock dividends, recapitalizations and the like), provided that any increases resulting solely from the annual increases resulting from the “evergreen” provisions of equity incentive plans in effect on the date of the closing of the Series A Convertible Preferred Stock financing shall not be subject to this restriction and shall not be included for purposes of determining whether such 20% increase has occurred; (vii) issue stock or other equity securities of any subsidiary (other than to us or another of our wholly-owned subsidiaries or declare or pay any dividend or other distribution of cash, shares or other assets or redemption or repurchase of shares of any subsidiary; or (viii) incur any secured indebtedness other than certain limited debt transactions. There is no guarantee that the holders of the Series A Convertible Preferred Stock would approve any such restricted action, even where such an action would be in the best interests of our stockholders. Any failure to obtain such approval could harm our business and result in a decrease in the value of our common stock.

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

•	require that directors only be removed from office for cause;

•	provide that vacancies on the Board of Directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	contain certain protective provisions in favor of the holders of Series A Convertible Preferred Stock;

•	limit who may call special meetings of stockholders;

•	prohibit common stockholder action by written consent, requiring all actions of the holders of common stock to be taken at a meeting of the stockholders; and

•	establish advance notice requirements for nominating candidates for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our U.S. headquarters are located in Alpharetta, Georgia, consisting of approximately 14,000 square feet of office space. Our lease for this facility expires January 2015. Our EU headquarters are located in Fleet, United Kingdom, consisting of approximately 1,300 square feet of office space. Our lease for this facility expires December 2013. Management believes that the leased facilities are suitable and adequate to meet the Company’s anticipated near-term needs. We anticipate that following the expiration of the leases, additional or alternative space will be available at commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS
The Company is not a party to any material pending legal proceedings, and management is not aware of any contemplated proceedings by any governmental authority against the Company.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been trading on The NASDAQ Global Market (NASDAQ) under the symbol “ALIM” since our IPO on April 22, 2010. Prior to that time, there was no established public trading market for our common stock. The following table sets forth, for the periods indicated, the range of high and low sale prices of our common stock as reported by NASDAQ.

Year Ended December 31, 2012	High	Low
First quarter 2012	$4.90	$1.16
Second quarter 2012	$3.74	$2.23
Third quarter 2012	$3.28	$2.07
Fourth quarter 2012	$2.85	$1.26

Year Ended December 31, 2011	High	Low
First quarter 2011	$10.92	$6.81
Second quarter 2011	$9.82	$7.50
Third quarter 2011	$9.07	$6.40
Fourth quarter 2011	$8.77	$1.09

Holders
As of March 26, 2013 there were 44 holders of record of our common stock.

Dividends
We have not declared or paid any cash dividends on our common stock since our inception. We do not plan to pay dividends in the foreseeable future. In addition, under our Credit Facility, we have agreed not to pay any dividends so long as it has any outstanding obligations thereunder. We currently intend to retain earnings, if any, to finance our growth. Consequently, stockholders will need to sell shares of our common stock to realize a return on their investment, if any.

Recent Sales of Unregistered Securities
Sales of Unregistered Securities
On October 2, 2012, we sold units consisting of an aggregate of 1,000,000 shares of our Series A Convertible Preferred Stock and Warrants to purchase an additional 300,000 shares of Series A Convertible Preferred Stock (or such number of shares of our common stock then issuable upon conversion of such shares of Series A Convertible Preferred Stock) in a private placement to certain accredited institutional investors for $40.00 per unit. The sale of the units resulted in gross proceeds to us of $40.0 million prior to the payment of related expenses.
No underwriters were involved in the foregoing sale of securities. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act under the Securities Act. The recipients of securities in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates issued in such transaction.
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
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our most advanced product candidate is ILUVIEN®, which has received marketing authorization in Austria, the United Kingdom, Portugal, France, Germany and Spain, and has been recommended for marketing authorization in Italy, for the treatment of vision impairment associated with chronic diabetic macular edema (DME) considered insufficiently responsive to available therapies. DME is a disease of the retina that affects individuals with diabetes and can lead to severe vision loss and blindness. ILUVIEN has not been approved by the U.S. Food and Drug Administration (FDA).
We currently plan to launch ILUVIEN in Germany, the United Kingdom and France in 2013, and are pursuing pricing and reimbursement in those countries. In July 2012, we received a letter from Germany’s Federal Joint Committee indicating that the automatic obligation to submit a dossier on ILUVIEN, per the Arzneimittelmarkt-Neuordnungsgesetz law, would not be necessary, and that a benefit assessment would not be required. Receipt of this letter allows us to launch ILUVIEN in Germany without price restriction. In January 2013, the United Kingdom’s National Institute for Health and Clinical Excellence (NICE) published final guidance indicating that ILUVIEN is not cost effective for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies given the cost of £5500. We subsequently submitted a simple patient access scheme (PAS) for ILUVIEN to the Patient Access Schemes Liaison Unit (PASLU) which has been agreed to by the United Kingdom's Department of Health and is now under consideration by NICE for inclusion in its rapid review facility. Under this facility, the Appraisal Committee at NICE is expected to assess the impact of the ILUVIEN PAS on ILUVIEN's cost effectiveness and determine whether an update to the recently published final guidance is warranted.

We submitted a New Drug Application (NDA) in June 2010 for ILUVIEN in the U.S. with the U.S. Food and Drug Administration (FDA) and in December 2010, we received a Complete Response Letter (CRL) from the FDA regarding our NDA. The primary concerns expressed in the CRL centered on the benefits of ILUVIEN in treating DME patients versus the risk of its side effects. Upon further analysis of the FAME Study data through its final readout at month 36, we determined that a pre-planned subgroup of chronic DME patients demonstrated a greater benefit to risk profile than the full population dataset in our original NDA filing. We submitted our response to the CRL to the FDA in May 2011, including additional safety and efficacy data through month 36 of the FAME Study with an emphasis on the chronic DME subgroup. In November 2011, the FDA issued a second CRL to communicate that the NDA could not be approved in its then current form stating that the NDA did not provide sufficient data to support that ILUVIEN is safe and effective in the treatment of patients with DME. The FDA stated that the risks of adverse reactions shown for ILUVIEN in the FAME Study were significant and were not offset by the benefits demonstrated by ILUVIEN in these clinical trials. In its second CRL, the FDA indicated that we would need to conduct two additional clinical trials to demonstrate that ILUVIEN is safe and effective for the proposed indication. During the second quarter of 2012, we met with the FDA in an effort to gain a better understanding of the regulatory path for ILUVIEN in the U.S. Based upon this meeting, we submitted a response to the second CRL to the FDA in the first quarter of 2013, which included additional analysis of the benefits and risks of ILUVIEN based upon clinical data available from the FAME Study. We do not plan to conduct additional trials for DME at this time.
We commenced operations in June 2003. Since our inception we have incurred significant losses. As of December 31, 2012, we have accumulated a deficit of $231.1 million. We expect to incur substantial losses through the projected commercialization of ILUVIEN as we:

•	complete the clinical development and registration of ILUVIEN;

•	prepare for the anticipated commercial launch of ILUVIEN in the EU in 2013, at the earliest;

•	continue to seek regulatory approval of ILUVIEN in the U.S. and other jurisdictions;

•	evaluate the use of ILUVIEN for the treatment of other diseases; and

•	advance the clinical development of other new product candidates either currently in our pipeline, or that we may license or acquire in the future.
As of December 31, 2012, we had approximately $49.6 million in cash and cash equivalents.
We plan to proceed with the direct commercialization of ILUVIEN in Germany, the United Kingdom and France in 2013. We believe that we has sufficient funds available to fund our operations beyond the projected commercialization of ILUVIEN in these EU countries. We do not expect the generation of revenue until 2013, and therefore do not expect to have positive cash flow from operations until 2014, if at all. If ILUVIEN is not approved in additional jurisdictions or does not generate sufficient revenue, we may adjust our commercial plans so that we can continue to operate with our existing cash resources or seek to raise additional financing.
Our Agreement with pSivida US, Inc.
We entered into an agreement with pSivida US, Inc. (pSivida) for the use of fluocinolone acetonide (FAc) in pSivida’s proprietary delivery device in February 2005, which was subsequently amended and restated in 2008. pSivida is a global drug delivery company committed to the biomedical sector and the development of drug delivery products. Our agreement with pSivida provides us with a worldwide exclusive license to develop and sell ILUVIEN, which consists of a tiny polyimide tube with membrane caps that is filled with FAc in a polyvinyl alcohol matrix for delivery to the back of the eye for the treatment and prevention of eye diseases in humans (other than uveitis). This agreement also provides us with a worldwide non-exclusive license to develop and sell pSivida’s proprietary delivery device to deliver other corticosteroids to the back of the eye for the treatment and prevention of eye diseases in humans (other than uveitis) or to treat DME by delivering a compound to the back of the eye through a direct delivery method through an incision required for a 25-gauge or larger needle. We do not have the right to develop and sell pSivida’s proprietary delivery device for indications for diseases outside of the eye or for the treatment of uveitis. Further, our agreement with pSivida permits pSivida to grant to any other party the right to use its intellectual property (i) to treat DME through an incision smaller than that required for a 25-gauge needle, unless using a corticosteroid delivered to the back of the eye, (ii) to deliver any compound outside the back of the eye unless it is to treat DME through an incision required for a 25-gauge or larger needle, or (iii) to deliver non-corticosteroids to the back of the eye, unless it is to treat DME through an incision required for a 25-gauge or larger needle.
The agreement provides that after commercialization of ILUVIEN, profits, as defined in the amended and restated agreement, will provide us with 80% of the net profits and pSivida with 20% of the net profits. In connection with this arrangement we are entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of December 31, 2012 and 2011, pSivida owed us $5.6 million and $4.1 million, respectively, in commercialization costs. Due to the uncertainty of future profits from ILUVIEN, we have fully reserved these amounts in the accompanying unaudited consolidated financial statements.
We will owe pSivida an additional milestone payment of $25.0 million if ILUVIEN is approved by the FDA. If we were to enter into any sub-license of ILUVIEN, we must share 20% of net profits and 33% of any lump sum milestone payments received from a sub-licensee, as defined in the agreement, with pSivida.

Our Credit Facility
Term Loan Agreement
On October 14, 2010 (Effective Date), we entered into a Loan and Security Agreement (Term Loan Agreement) with Silicon Valley Bank and MidCap Financial LLP (Lenders). Pursuant to the original terms of the Term Loan Agreement, we were entitled to borrow up to $12.5 million, of which $6.25 million (Term Loan A) was advanced to us on the Effective Date. We were entitled to draw down the remaining $6.25 million under the Term Loan (Term Loan B and together with Term Loan A, the Term Loan) if the FDA approved our NDA for ILUVIEN prior to or on July 31, 2011. On May 16, 2011, the Lenders and we amended the Term Loan Agreement (Term Loan Modification) to, among other things, extend until December 31, 2011 the date by which the FDA must have approved the NDA in order for us to draw down Term Loan B and increase the amount of Term Loan B by $4.75 million to $11.0 million. In addition, the maturity date of the Term Loan was extended from October 31, 2013 to April 30, 2014 (Term Loan Maturity Date). As a result of the issuance of the second CRL by the FDA in November 2011, we did not draw down Term Loan B by December 31, 2011 and the availability to draw down Term Loan B expired.
We will owe the Lenders a final interest payment on the Term Loan Maturity Date equal to 4% of the total amount borrowed. As of December 31, 2012 and 2011, we recognized $209,000 and $128,000, respectively, of accrued interest expense, which is included in other long-term liabilities, for the final interest payment.
We were required to pay interest on Term Loan A at a rate of 11.5% on a monthly basis through July 31, 2011, and since August 2011, we have been required to repay the principal in 33 equal monthly installments plus interest at a rate of 11.5%.
If we repay Term Loan A prior to maturity, we must pay to the Lenders a prepayment fee equal to 1.0% of the total amount of principal then outstanding, provided that such fee will be reduced by 50% in the event that the prepayment occurs in connection with an acquisition of us.
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
On the Effective Date, we issued to the Lenders warrants to purchase an aggregate of up to 39,773 shares of our common stock. Each of the warrants is exercisable immediately, has a per-share exercise price of $11.00 and has a term of 10 years. We estimated the fair value of warrants granted using the Black-Scholes option pricing model. The aggregate fair value of the warrants was estimated to be $389,000. We allocated a portion of the proceeds from the Term Loan Agreement to the warrants in accordance with Accounting Standards Codification (ASC) 470-20-25-2, Debt Instruments with Detachable Warrants. As a result, we recorded a discount of $366,000 which is being amortized to interest expense using the effective interest method. The Lenders will have certain registration rights with respect to the shares of common stock issuable upon exercise of all of their warrants. We paid to the Lenders an upfront fee of $62,500 on the Effective Date and an additional fee of $50,000 in connection with the Term Loan Modification. In accordance with ASC 470-50-40-17, Debt — Modifications and Extinguishments, we are amortizing the unamortized discount on Term Loan A and the $50,000 modification fee over the remaining term of Term Loan A, as modified. The Lenders also hold warrants to purchase an aggregate of up to 69,999 shares of our common stock, which would have been exercisable only if Term Loan B had been advanced. As a result of the issuance of the second CRL by the FDA in November 2011, we did not draw down Term Loan B by December 31, 2011 and the ability to draw down Term Loan B expired. Consequently, the warrants issued to the Lenders in connection with Term Loan B are not exercisable.
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
The Working Capital Revolver is a working capital-based revolving line of credit in an aggregate amount of up to the lesser of (i) $20.0 million, or (ii) 85% of eligible domestic accounts receivable. As of December 31, 2012 and 2011, respectively, no amounts under the Working Capital Revolver were outstanding or available to us. We may only draw on the revolving line of credit against eligible U.S. domestic accounts receivable, which we would not expect to have prior to the launch of ILUVIEN in the U.S. Therefore, the revolving line of credit, which expires in April 2014, is not currently, and may never be, available to us.
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
Our most advanced product candidate is ILUVIEN, which has received marketing authorization in the United Kingdom, Austria, France, Germany, Portugal, and Spain, and has been recommended for marketing authorization in Italy, for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. ILUVIEN has not been approved in the U.S. by the FDA or in any jurisdiction other than as set forth above. In order to grant marketing approval, a health authority such as the FDA or foreign regulatory agencies must conclude that clinical and preclinical data establish the safety and efficacy of our product candidates with an appropriate benefit to risk profile relevant to a particular indication, and that the product can be manufactured under current Good Manufacturing Practice (cGMP) in a reproducible manner to deliver the product’s intended performance in terms of its stability, quality, purity and potency. Until our submissions are reviewed by health authorities, there is no way to predict the outcome of their review. Even if the clinical studies meet their predetermined primary endpoints, and a registration dossier is accepted for filing, a health authority could still determine that an appropriate benefit to risk relationship does not exist for the indication that we are seeking. We cannot forecast with any degree of certainty which of our product candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our development projects or when and to what extent we will receive cash inflows from the commercialization and sale of an approved product candidate.
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
We expect significant increases in our marketing and selling expenses as we prepare for the commercialization of ILUVIEN in the EU. We plan to proceed with the direct commercialization of ILUVIEN in Germany, the United Kingdom and France in 2013. Currently we are engaged, with the assistance of local consultants, in the pricing and reimbursement process in these countries and are developing related market access plans. We have hired an Alimera European management team and, through outsourced third party providers, are developing an in country commercial infrastructure of approximately thirty people in management and the field combined including sales representatives, market access personnel and medical science liaisons.
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
Due to the receipt of the second CRL, we eliminated our sales management team and field-based managed markets managers, as well as certain general and administrative functions. We incurred $401,000 of personnel and severance costs related to this workforce reduction in December of 2011 of which $206,000 was payable at December 31, 2011. All amounts due at December 31, 2011 were paid to affected employees during the year ended December 31, 2012.
In November 2012, we entered into an agreement with Quintiles Commercial Europe Limited. Under the Agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) will provide certain services to us in relation to the commercialization of ILUVIEN, in certain countries in Europe under subsequent project orders. Such services may include marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, regulatory, medical science liaison and communications and/or other advisory services. Currently we have entered into six project orders with Quintiles Commercial for the provision of sales, marketing, management, market access and medical science personnel in Germany, the United Kingdom and France. Under these project orders Quintiles Commercial currently employs 16 persons fully dedicated to Alimera and expects this number to grow to 25 by December 2013. Quintiles Commercial also employs 20 persons partially dedicated to Alimera in Germany, the United Kingdom and France. In accordance with the terms of these project orders, we will incur approximately $27.1 million in costs with Quintiles Commercial through 2015. For the year ended December 31, 2012, we incurred $1.3 million of expense associated with this agreement. At December 31, 2012, $2.4 million is included in outsourced services payable and $1.3 million is included in prepaid expenses and other current assets in our accompanying consolidated financial statements in association with these project orders.
Interest and Other Income
Interest income consists primarily of interest earned on our cash, cash equivalents and investments.
Interest Expense
In October 2010, we drew the Initial Tranche of $6.25 million on our term loan from Silicon Valley Bank and MidCap Financial LLP which accrues interest at the rate of 11.5% per annum and is payable monthly.

Change in Fair Value of Derivative Warrant Liability
Warrants to purchase our Series A Convertible Preferred Stock or common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC), are classified as liabilities. We record these derivative financial instruments as liabilities in our balance sheet measured at their fair value. We record the changes in fair value of such instruments as non-cash gains or losses in the consolidated statements of operations.
Basic and Diluted Net Loss Applicable to Common Stockholders per Common Share
We calculated net loss per share in accordance with ASC 260, Earning Per Share. We had a net loss for all periods presented; accordingly, the inclusion of common stock options and warrants would be anti-dilutive. Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options, warrants for convertible securities and warrants for common stock equivalents. Potentially dilutive weighted average common stock equivalents totaled approximately 858,814, and 1,489,869 for the years ended December 31, 2012 and 2011, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods of net loss because of their anti-dilutive effect. Therefore, for the years ended December 31, 2012 and 2011, the weighted average shares used to calculate both basic and diluted loss per share are the same.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.
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
Stock-Based Compensation
We have stock option plans which provide for grants of stock options to employees, directors and consultants or other service providers to purchase shares of our common stock at exercise prices generally equal to the fair values of such stock at the dates of grant. Compensation cost is recognized for all share-based awards based on the grant date fair value in accordance with the provisions of ASC 718, Compensation — Stock Compensation. We recognize the grant date fair value as compensation cost of employee stock-based awards using the straight-line method over the actual vesting period, adjusted for our estimates of forfeiture. Typically, we grant stock options with a requisite service period of four years from the grant date. We have elected to use the Black-Scholes option pricing model to determine the fair value of stock-based awards.
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
Income Taxes
We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate the positive and negative evidence bearing upon the realizability of our deferred tax assets on an annual basis. Significant management judgment is involved in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Due to uncertainties with respect to the realization of our deferred tax assets due to our history of operating losses, a valuation allowance has been established against our deferred tax asset balances to reduce the net carrying value to an amount that is more likely than not to be realized. As a result we have fully reserved against the deferred tax asset balances. The valuation allowances are based on our estimates of taxable income in the jurisdictions in which we operate and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, a change in the valuation allowance may be needed, which could materially impact our financial position and results of operations. Our deferred tax assets primarily consist of net operating loss (NOL) carry-forwards. At December 31, 2012 we had federal NOL carry-forwards of approximately $142.5 million and state NOL carry-forwards of approximately $126.0 million, respectively, that are available to reduce future income otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2023 and 2032 and the state NOL carry-forwards will expire at various dates between 2020 and 2032. We periodically evaluate our NOL carry-forwards and whether certain changes in ownership have occurred that would limit our ability to utilize a portion of our NOL carry-forwards. If it is determined that significant ownership changes have occurred since these NOLs were generated, we may be subject to annual limitations on the use of these NOLs under Internal Revenue Code (IRC) Section 382 (or comparable provisions of state law). The issuance of the Series A Convertible Preferred Stock on October 2, 2012 constituted such a change in ownership. We are currently performing a formal analysis of our NOLs in connection with IRC Section 382 as a result of this change to determine the extent of the limitation of our NOL carry-forwards.
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

Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements.

	Years Ended December 31,
	2012	2011
	(In thousands)
RESEARCH AND DEVELOPMENT EXPENSES	$7,935	$7,100
GENERAL AND ADMINISTRATIVE EXPENSES	6,575	6,203
MARKETING EXPENSES	7,529	8,104
OPERATING EXPENSES	22,039	21,407
INTEREST AND OTHER INCOME	5	16
INTEREST EXPENSE	(795)	(1,125)
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	3,083	—
NET LOSS	$(19,746)	$(22,516)

Year ended December 31, 2012 compared to the year ended December 31, 2011
Research and development expenses. Research and development expenses increased by approximately $800,000, or 11%, to approximately $7.9 million for the year ended December 31, 2012 compared to approximately $7.1 million for the year ended December 31, 2011. The increase was primarily attributable to increases of $2.3 million in costs related to a consultant engaged to assist with the continued pursuit of approval of ILUVIEN in the U.S., $240,000 in costs related to our third party reading center for additional analysis of photographs of the retina of patients of our FAME Study to be included in the response to the second CRL from the FDA and $240,000 in costs related to the physician utilization study which is being conducted to assess the safety and utility of the commercial version of the applicator for ILUVIEN, offset by decreases of $940,000 in costs associated with terminating our medical science liaisons to engage with retinal specialists in the study of ILUVIEN in the U.S., $360,000 in costs associated with establishing manufacturing capabilities with our third party manufacturer for ILUVIEN, $220,000 in costs associated with certain types of NADPH oxidase inhibitors which was terminated in 2011 as we terminated our license agreements with Emory University, $210,000 in costs associated with the CROs of our FAME Study as the CROs completed their work in 2011 and $140,000 in costs associated with our ancillary studies.
General and administrative expenses. General and administrative expenses increased by approximately $400,000, or 6%, to approximately $6.6 million for the year ended December 31, 2012 compared to approximately $6.2 million for the year ended December 31, 2011. The increase was primarily attributable to increases of $270,000 in costs related to professional legal fees as we expanded our operations into the EU, $220,000 in costs related to fulfilling the registration obligations associated with the Series A Convertible Preferred Stock financing and $150,000 in costs associated with recruiting an EU managing director to lead our expansion into the EU, offset by a decrease of $310,000 in salary expense as a result of our workforce reduction in the U.S. initiated in late 2011 as a result of the issuance of the FDA's second CRL.
Marketing expenses. Marketing expenses decreased by approximately $600,000, or 7%, to approximately $7.5 million for the year ended December 31, 2012 compared to approximately $8.1 million for the year ended December 31, 2011. The decrease was primarily attributable to a decrease of $4.3 million in costs associated with the previously expected commercial launch of ILUVIEN in the U.S., including decreases of $1.2 million in costs related to our advertising agency’s development of a detailed advertising and promotional plan for the previously anticipated U.S. commercial launch of ILUVIEN, $1.1 million in costs related to the hiring of additional key personnel in advance of the previously anticipated U.S. commercial launch of ILUVIEN and $1.0 million in costs associated with establishing our U.S. managed care programs, offset by an increase of $3.6 million in costs associated with our pre-launch activities in Europe, including increases of $1.5 million in costs related to the development of a detailed advertising and promotional plan in the EU, $1.2 million in costs associated with contracting with Quintiles Commercial for marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, regulatory, medical science liaison and communications and/or other advisory services in the EU and $500,000 of costs associated with conducting local business in the EU as we establish our marketing presence.
Interest expense. Interest expense decreased by approximately $300,000, or 27%, to approximately $800,000 for the year ended December 31, 2012 compared to approximately $1.1 million for the year ended December 31, 2011. The decrease was primarily attributable to lower average principal balances associated with our notes payable to Silicon Valley Bank and MidCap Financial LLP as we make monthly principal and interest payments.

Change in fair value of derivative warrant liability. During the year ended December 31, 2012, we recognized a gain of approximately $3.1 million related to the decrease in the fair value of our derivative warrant liability. The change in fair value was primarily due to a decrease in the fair market value of our underlying common stock since the issuance date of the warrants.
Liquidity and Capital Resources
To date we have incurred recurring losses, negative cash flow from operations, and have accumulated a deficit of $231.1 million from our inception through December 31, 2012. We have funded our operations through the public and private placement of common stock, preferred stock, warrants and convertible debt, the sale of certain assets of the non-prescription business in which we were previously engaged, and certain debt facilities.
On October 2, 2012, we closed a preferred stock financing in which we sold units consisting of 1,000,000 shares of Series A Convertible Preferred Stock and warrants to purchase 300,000 shares of Series A Convertible Preferred Stock for gross proceeds of $40.0 million, prior to the payment of approximately $460,000 of related issuance costs.
In October 2010, we obtained a $32.5 million senior secured credit facility (Credit Facility) to help fund our working capital requirements. The Credit Facility consisted of a $20.0 million revolving line of credit and a $12.5 million term loan. The lenders advanced $6.25 million under the term loan in October 2010. To secure the repayment of any amounts borrowed under the Credit Facility, we granted to the lenders a first priority security interest in all of our assets, including our intellectual property, however, the lien on our intellectual property will be released if we meet certain financial conditions. We also agreed not to pledge or otherwise encumber our intellectual property assets. In May 2011, the Credit Facility was amended to increase the term loan to $17.25 million, of which the remaining $11.0 million would have been advanced following FDA approval of ILUVIEN, but no later than December 31, 2011. Due to the issuance of the second CRL by the FDA in November 2011 regarding our NDA for ILUVIEN, the remaining $11.0 million is no longer available to us. Additionally, we may only draw on the revolving line of credit against eligible U.S. domestic accounts receivable, which we would not expect to have prior to the launch of ILUVIEN in the U.S., if any. Therefore, the revolving line of credit, which expires in April 2014, is not currently, and may never be, available to us. On February 6, 2012, we received a letter from the lenders stating that the they reserve the right to assert that recent events, including the issuance of the second CRL and a decrease in the market value of our public equity securities, may represent a material impairment of the value of the collateral under the loan agreements. To date, the lenders have not made such an assertion, and in our opinion a material impairment of the value of the collateral has not occurred.
As of December 31, 2012, we had approximately $49.6 million in cash and cash equivalents. We plan to proceed with the direct commercialization of ILUVIEN in Germany, the United Kingdom and France in 2013. We believe that we have sufficient funds available to fund our operations beyond the projected commercialization of ILUVIEN in these EU countries. We do not expect the generation of revenue until 2013, and therefore do not expect to have positive cash flow from operations until 2014, if at all. If ILUVIEN is not approved in additional jurisdictions or does not generate sufficient revenue, we may adjust our commercial plans so that it can continue to operate with our existing cash resources or seek to raise additional financing.

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
For the twelve months ended December 31, 2012, cash used in our operations of $21.2 million was primarily due to our net loss of $19.7 million, increased by a non-cash gain of $3.1 million for a change in derivative warrant liability, decreased by non-cash charges of $1.8 million for stock compensation expense and other and $320,000 for depreciation and amortization expense and amortization of deferred financing costs. Further increasing our net cash used in operations were an increase in prepaid expenses and other current assets of $1.3 million and an increase in inventory of $720,000, offset by an increase in accrued expenses and other current liabilities of $1.5 million. The increase in prepaid expense and other current assets of $1.3 million was primarily due to a deposit with Quintiles Commercial for ongoing work. The increase in accrued expenses and other current liabilities was primarily due to increases of $2.4 million in amounts payable to Quintiles Commercial, $320,000 in amounts payable to our EU advertising agency, $250,000 in amounts payable to our third party reading center and $110,000 in amounts payable to the investigators in our FAME Study and ancillary clinical studies, offset by decreases of $590,000 in accrued 2011 bonuses paid to our employees during 2012, $520,000 in amounts owed to our vendors associated with the establishment of our U.S. managed care programs in 2011 and paid in 2012 and $490,000 in amounts paid to our CROs in 2012.
For the twelve months ended December 31, 2011, cash used in our operations of $20.7 million was primarily due to our net loss of $22.5 million decreased by non-cash charges of $1.9 million for stock compensation expense, and $130,000 for depreciation and amortization expense. Further increasing our net cash used in operations was a decrease in accounts payable, accrued liabilities and other current liabilities of $1.0 million offset by a decrease in prepaid and other current assets of $390,000. The decrease in accounts payable, accrued expenses and other current liabilities was primarily due to decreases of $1.1 million payable to the investigators in our FAME Study and ancillary clinical studies, $210,000 of amounts payable to providers of corporate communications and medical marketing services for pre-launch activities and $180,000 in amounts payable to our CROs, offset by increases of $220,000 in amounts payable to our vendors associated with the establishment of our managed care programs, $150,000 of amounts payable to vendors performing pharmaeconomic studies to evaluate the pricing of ILUVIEN in the U.S. and EU and $100,000 in employee expenses that were not paid until 2012. The decrease in prepaid and other current assets was primarily due to decreases of $240,000 in cash receivable for the U.S. government’s Qualifying Therapeutic Discovery Project Tax Credit and $200,000 in interest receivable on our investments in marketable securities.
For the year ended December 31, 2012, net cash provided by our investing activities was approximately $480,000, which was primarily due to the maturities of investments in marketable securities.
For the year ended December 31, 2011, net cash provided by our investing activities was $25.7 million, which was primarily due to the maturities of $25.8 million of investments in marketable securities, offset by purchases of $110,000 of property and equipment.
For the year ended December 31, 2012, net cash provided by our financing activities was approximately $37.2 million, which was primarily due to gross proceeds of $40.0 million from the sale of our Series A Convertible Preferred Stock, offset by $2.5 million of principal payments on our notes payable to Silicon Valley Bank and MidCap Financial LLP and payments of $460,000 of the issuance costs associated with the closing of our Series A Convertible Preferred Stock financing.
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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related consolidated financial statement schedules required to be filed are indexed on page 62 and are incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On August 23, 2012, the audit committee of our Board of Directors dismissed Deloitte & Touche LLP as our independent registered public accounting firm, effective as of August 23, 2012. Deloitte & Touche LLP's report on our consolidated financial statements for the fiscal year ended December 31, 2011 contained an explanatory paragraph regarding our ability to continue as a going concern. Other than such statement, no report of Deloitte & Touche LLP on our consolidated financial statements for the fiscal year ended December 31, 2011 contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended December 31, 2011 and through August 23, 2012, there were no disagreement(s) with Deloitte & Touche LLP on any matter of accounting principles or practices, consolidated financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte & Touche LLP to make reference to the subject matter of the disagreement in connection with its reports on our consolidated financial statements.
On August 23, 2012, the audit committee of our Board of Directors approved the engagement of Grant Thornton LLP as our independent registered public accounting firm, subject to Grant Thornton LLP's acceptance of such engagement. On August 27, 2012, we formally engaged Grant Thornton LLP as our independent registered public accounting firm.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2012, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2012 based on the specified criteria.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012, under the captions “Election of Directors,” “Executive Officers,” “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012, under the captions “Corporate Governance” and “Executive Compensation,” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K, except that information required by Item 407(e)(5) of Regulation S-K will be deemed furnished in this Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except for the information set forth below, the information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012, under the caption “Security Ownership by Certain Beneficial Owners and Management” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.
Equity Compensation Plan Information
The following table provides information as of December 31, 2012, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under our existing equity compensation plans, including our 2010 Equity Incentive Plan (2010 Plan), 2005 Equity Incentive Plan (2005 Plan), 2004 Equity Incentive Plan (2004 Plan) and our 2010 Employee Stock Purchase Plan (ESPP).

	A		B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Equity compensation plans approved by security holders	5,575,647	(1)	$2.74	1,434,461	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	5,575,647		$2.74	1,434,461
 ____________________

(1)
Of these shares, 3,544,015 were subject to options then outstanding under the 2010 Plan, 1,644,796 were subject to options then outstanding under the 2005 Plan and 304,268 were subject to options then outstanding under the 2004 Plan.

(2)
Represents 956,003 shares of common stock available for issuance under our 2010 Plan and 478,458 shares of common stock available for issuance under our ESPP. No shares are available for future issuance under the 2005 Plan or 2004 Plan. In addition, our 2010 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the least of: (1) 2,000,000 shares of our common stock; (2) 4% of the shares of common stock outstanding at that time; and (3) such other amount as our board of directors may determine. On January 1, 2013, an additional 1,261,651 shares became available for future issuance under our 2010 Plan in accordance with the annual increase. In addition, our ESPP provides for annual increases in the number of shares available for issuance thereunder equal to such number of shares necessary to restore the number of shares reserved thereunder to 494,422 shares of our common stock. As such, on January 1, 2012, an additional 15,984 shares became available for future issuance under our ESPP. These additional shares from the annual increase under the 2010 Plan and the ESPP are not included in the table above.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012, under the captions “Corporate Governance” and "Certain Relationships and Related Persons Transactions" and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012, under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
The consolidated financial statements filed as part of this annual report on Form 10-K are listed and indexed at page 62. Certain schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.
The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this annual report on Form 10-K.

Signatures
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Alpharetta, Georgia, on March 28, 2012.

ALIMERA SCIENCES, INC.

By:	/s/ C. Daniel Myers
President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Daniel Myers	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2012
C. Daniel Myers

/s/ Richard S. Eiswirth, Jr.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2012
Richard S. Eiswirth, Jr.

/s/ Philip R. Tracy	Chairman of the Board of Directors	March 28, 2012
Philip R. Tracy

/s/ Mark J. Brooks	Director	March 28, 2012
Mark J. Brooks

/s/ Brian K. Halak, Ph.D.	Director	March 28, 2012
Brian K. Halak, Ph.D.

/s/ James R. Largent.	Director	March 28, 2012
James R. Largent

/s/ Peter J. Pizzo, III	Director	March 28, 2012
Peter J. Pizzo, III

/s/ Calvin W. Roberts, M.D.	Director	March 28, 2012
Calvin W. Roberts, M.D.

/s/ Glen Bradley, Ph.D.	Director	March 28, 2012
Glen Bradley, Ph.D.

/s/ Garheng Kong, M.D., Ph.D.	Director	March 28, 2012
Garheng Kong, M.D., Ph.D.

ALIMERA SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Alimera Sciences, Inc.
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheet of Alimera Sciences, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alimera Sciences, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
As described in Note 3, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's recurring net losses, negative cash flow from operations, accumulated deficit, and current lack of a commercial product raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP
Atlanta, GA
March 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Alimera Sciences, Inc.
Alpharetta, Georgia
We have audited the accompanying balance sheet of Alimera Sciences, Inc. (the “Company”) as of December 31, 2011, and the related statements of operations, changes in stockholders' equity, and cash flows for the year in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.
As described in Note 3, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's recurring net losses, negative cash flow from operations, accumulated deficit, and current lack of a commercial product raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 30, 2012

ALIMERA SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011

	December 31,
	2012	2011
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$49,564	$33,108
Investments in marketable securities	—	500
Prepaid expenses and other current assets	2,029	692
Inventory (Note 4)	719	—
Deferred financing costs	95	201
Total current assets	52,407	34,501
PROPERTY AND EQUIPMENT — at cost less accumulated depreciation	114	197
TOTAL ASSETS	$52,521	$34,698
CURRENT LIABILITIES:
Accounts payable	$1,973	$1,948
Accrued expenses (Note 6)	1,179	1,638
Outsourced services payable	2,616	658
Note payable (Note 8)	2,273	2,462
Capital lease obligations	6	12
Derivative warrant liability	4,418	—
Total current liabilities	12,465	6,718
LONG-TERM LIABILITIES:
Note payable, net of discount — less current portion (Note 8)	703	2,868
Other long-term liabilities	209	134
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value — 10,000,000 shares authorized at December 31, 2012 and 2011:
Series A Convertible Preferred Stock, 1,300,000 authorized and 1,000,000 issued and outstanding at December 31, 2012 and no shares authorized, issued or outstanding at December 31, 2011; liquidation preference of $40,000 at December 31, 2012 and no liquidation preference at December 31, 2011	32,045	—
Common stock, $.01 par value — 100,000,000 shares authorized, 31,541,286 shares issued and outstanding at December 31, 2012 and 31,427,355 shares issued and outstanding at December 31, 2011	315	314
Additional paid-in capital	237,485	235,619
Common stock warrants	415	415
Accumulated deficit	(231,116)	(211,370)
TOTAL STOCKHOLDERS’ EQUITY	39,144	24,978
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,521	$34,698
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Years Ended December 31,
	2012	2011
	(In thousands, except share and per share data)
RESEARCH AND DEVELOPMENT EXPENSES	$7,935	$7,100
GENERAL AND ADMINISTRATIVE EXPENSES	6,575	6,203
MARKETING EXPENSES	7,529	8,104
OPERATING EXPENSES	22,039	21,407
INTEREST AND OTHER INCOME	5	16
INTEREST EXPENSE	(795)	(1,125)
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	3,083	—
NET LOSS	$(19,746)	$(22,516)
NET LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS — Basic and diluted	$(0.63)	$(0.72)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	31,462,120	31,362,574
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Stock		Preferred Stock		Additional Paid-In Capital	Common Warrants	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
	(In thousands, except share data)
BALANCE — December 31, 2010	31,255,953	313	—	—	233,338	415	(188,854)	45,212
Issuance of common stock	21,910	—		—	154	—	—	154
Exercise of stock options	144,787	1	—	—	235	—	—	236
Exercise of common stock warrants	4,705	—	—	—	19	—	—	19
Stock compensation expense	—	—	—	—	1,873	—	—	1,873
Net loss	—	—	—	—	—	—	(22,516)	(22,516)
BALANCE — December 31, 2011	31,427,355	314	—	—	235,619	415	(211,370)	24,978
Issuance of common stock	79,886	1	—	—	37	—	—	38
Exercise of stock options	34,045	—	—	—	52	—	—	52
Issuance of preferred stock, net of issuance costs	—	—	1,000,000	32,045	—	—	—	32,045
Stock compensation expense	—	—	—	—	1,777	—	—	1,777
Net loss	—	—	—	—	—	—	(19,746)	(19,746)
BALANCE — December 31, 2012	31,541,286	$315	1,000,000	$32,045	$237,485	$415	$(231,116)	$39,144
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Years Ended December 31,
	2012		2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,746)		$(22,516)
Depreciation and amortization	106		133
Stock compensation expense and other, net of taxes paid	1,777		1,873
Amortization of deferred financing costs and debt discount	215		286
Gain on change in fair value of derivative warrant liability	(3,083)		—
Unrealized investment loss	—		(2)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,337)		386
Inventory	(719)		—
Accounts payable	25		271
Accrued expenses and other current liabilities	1,499		(1,275)
Other long-term liabilities	81		128
Net cash used in operating activities	(21,182)		(20,716)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments	500		25,830
Purchases of property and equipment	(23)		(110)
Net cash provided by investing activities	477		25,720
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	52		236
Proceeds from exercise of common stock warrants	—		19
Proceeds from sale of common stock	38		154
Proceeds from issuance of Series A Convertible Preferred Stock	40,000	40,000,000	—
Payment of Series A Convertible Preferred Stock offering costs	(455)		—
Payment of debt issuance costs	—		(50)
Payment of principal on note payable	(2,462)		(758)
Payments on capital lease obligations	(12)		(11)
Net cash provided by (used in) financing activities	37,161		(410)
NET INCREASE IN CASH AND CASH EQUIVALENTS	16,456		4,594
CASH AND CASH EQUIVALENTS — Beginning of year	33,108		28,514
CASH AND CASH EQUIVALENTS— End of year	$49,564		$33,108
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$549		$656
Cash paid for employee taxes upon vesting of RSU's (Note 11)	$48		$—
There were no income tax or dividend payments made for the years ended December 31, 2012 and 2011.

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS
Alimera Sciences, Inc., and its wholly-owned subsidiaries, (the Company) is a biopharmaceutical company that specializes in the research, development, and commercialization of ophthalmic pharmaceuticals. The Company was formed on June 4, 2003 under the laws of the State of Delaware.
In April 2012, the Company established a wholly-owned subsidiary in the United Kingdom, Alimera Sciences Limited. As of December 31, 2012, Alimera Sciences Limited had two employees. Alimera Sciences Limited hired one additional employee in January, 2013. In November 2012, the Company established a wholly-owned subsidiary in the Netherlands, Alimera Sciences B.V. and in January 2013, the Company established two wholly-owned subsidiaries, AS C.V., in the Netherlands, and Alimera Sciences (DE) LLC, in the U.S. To date, Alimera Sciences B.V., AS C.V. and Alimera Sciences (DE) LLC have not hired any employees and do not expect to hire any during the year ending December 31, 2013.
The Company is presently focused on diseases affecting the back of the eye, or retina, because the Company’s management believes these diseases are not well treated with current therapies and represent a significant market opportunity. The Company’s most advanced product candidate is ILUVIEN®, which has received marketing authorization in the United Kingdom, Austria, Portugal, France, Germany and Spain, and has been recommended for marketing authorization in Italy, for the treatment of vision impairment associated with chronic diabetic macular edema (DME) considered insufficiently responsive to available therapies. DME is a disease of the retina that affects individuals with diabetes and can lead to severe vision loss and blindness.
The Company submitted a New Drug Application (NDA) in June 2010 for ILUVIEN in the U.S. with the U.S. Food and Drug Administration (FDA), followed by registration filings in the United Kingdom, Austria, France, Germany, Italy, Portugal and Spain under the European Union’s (EU) Decentralized Procedure (DCP) in July 2010, with the United Kingdom acting as the Reference Member State (RMS). The RMS is responsible for coordinating the review and approval process between itself and the other involved countries, or Concerned Member States.
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
In November 2011, the FDA issued a second CRL to communicate that the NDA could not be approved in its then current form stating that the NDA did not provide sufficient data to support that ILUVIEN is safe and effective in the treatment of patients with DME. The FDA stated that the risks of adverse reactions shown for ILUVIEN in the FAME Study were significant and were not offset by the benefits demonstrated by ILUVIEN in these clinical trials. In its second CRL, the FDA indicated that the Company would need to conduct two additional clinical trials to demonstrate that the product is safe and effective for the proposed indication. During the second quarter of 2012, the Company met with the FDA in an effort to gain a better understanding of the regulatory path for ILUVIEN in the U.S. Based upon this meeting, the Company submitted a response to the second CRL to the FDA in the first quarter of 2013, which included additional analysis of the benefits and risks of ILUVIEN based upon clinical data available from the FAME Study. The Company does not plan to conduct additional trials for DME at this time.
After meetings and discussions with the MHRA, the Company finalized and submitted its response to the PAR to the MHRA in November 2011. In February 2012, the Company received a Final Assessment Report (FAR) from the MHRA indicating that the United Kingdom, Austria, France, Germany, Italy, Portugal and Spain had reached a consensus that ILUVIEN was approvable and that the DCP was complete. Upon receipt of the FAR, the Company entered the national phase with each of these seven countries. As part of the approval process in these countries, the Company has committed to conduct a five-year, post-authorization, open label registry study of ILUVIEN in patients treated per the labeled indication. ILUVIEN has received marketing authorization in the United Kingdom, Austria, Portugal, France, Germany and Spain for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company currently plans to launch ILUVIEN in Germany, the United Kingdom and France in 2013, and is pursuing pricing and reimbursement in those countries. In July 2012, the Company received a letter from Germany’s Federal Joint Committee indicating that the automatic obligation to submit a dossier on ILUVIEN, per the Arzneimittelmarkt-Neuordnungsgesetz law, would not be necessary, and that a benefit assessment would not be required. Receipt of this letter allows the Company to launch ILUVIEN in Germany without price restriction. In January 2013, the United Kingdom’s National Institute for Health and Clinical Excellence (NICE) published final guidance indicating that ILUVIEN is not cost effective for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies given the cost of £5500. The Company subsequently submitted a simple patient access scheme (PAS) for ILUVIEN to the Patient Access Schemes Liaison Unit (PASLU) at NICE. The PAS is currently under review by the PASLU which has been agreed to by the United Kingdom's Department of Health and is now under consideration by NICE for inclusion in its rapid review facility. Under this facility, the Appraisal Committee at NICE is expected to assess the impact of the ILUVIEN PAS on ILUVIEN's cost effectiveness and determine whether an update to the recently published final guidance is warranted.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following accounting policies relate primarily to the continuing operations of the Company:
Principles of Consolidation — The consolidated financial statements include the accounts of Alimera Sciences, Inc. and all subsidiaries. All significant inter-company balances have been eliminated in consolidation.
Cash and Cash Equivalents — Cash and cash equivalents include cash and highly liquid investments that are readily convertible into cash and have a maturity of 90 days or less when purchased. Generally, cash and cash equivalents held at financial institutions are in excess of federally insured limits. The Company limits its exposure to credit loss by placing its cash and cash equivalents in highly liquid investments with high quality financial institutions. Cash and cash equivalents were approximately $49,564,000 and $33,108,000 at December 31, 2012 and 2011, respectively, with approximately 100.0% of these balances held in U.S. based financial institutions.
Investments — In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, Debt and Equity Securities, the Company classifies its investments as trading securities. The Company recognizes the investments at fair value and includes all unrealized holding gains and losses in the consolidated statements of operations.
Inventory — Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Costs include material, labor and manufacturing overhead. There were no inventory reserves recorded at December 31, 2012 and 2011.
Samples — Samples consist of ILUVIEN applicators and applicator components to be used in the Company's sales and marketing efforts and are included in prepaid expenses and other current assets in the Company's consolidated balance sheets. Samples will be expensed upon distribution as a selling expense.  Sample inventories included in prepaid expenses and other current assets at December 31, 2012 and 2011, were $65,000 and $0, respectively.
Long-Lived Assets — Property and equipment are stated at cost. Additions and improvements are capitalized while repairs and maintenance are expensed. Depreciation is provided on the straight-line method over the useful life of the related assets beginning when the asset is placed in service. The estimated useful lives of the individual assets are as follows: furniture and fixtures and manufacturing equipment, five years; office equipment and leasehold improvements, 29 months to five years; and software, three years.
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
Income tax positions are considered for uncertainty in accordance with ASC 740-10. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position; therefore, no ASC 740-10 liabilities have been recorded. The Company will recognize accrued interest and penalties related to unrecognized tax benefits, if any, as interest expense and income tax expense, respectively, in the consolidated statements of operations.
Significant management judgment is involved in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Due to uncertainties with respect to the realization of deferred tax assets as a result of the Company's history of operating losses, a valuation allowance has been established against the entire net deferred tax asset balance. The valuation allowance is based on management’s estimates of

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxable income in the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, a change in the valuation allowance may be needed, which could materially impact the Company’s financial position and results of operations.
Research and Development Costs — Research and development costs are expensed as incurred.
Stock-Based Compensation — The Company has stock option plans which provide for grants of stock options to employees and directors to purchase shares of the Company’s common stock at exercise prices generally equal to the fair values of such stock at the dates of grant. Compensation cost is recognized for all share-based awards based on the grant date fair value in accordance with the provisions of ASC 718, Compensation — Stock Compensation. The fair values for the options are estimated at the dates of grant using a Black-Scholes option-pricing model.

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
Derivative Financial Instruments — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks. However, certain warrants to purchase Series A convertible Preferred Stock or common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the ASC, are classified as liabilities. In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements provide for settlement in Series A Convertible Preferred Shares or common shares at the option of the holder, an adjustment to the warrant exercise price for common shares at some point in the future, and contain anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of change in fair value of derivative warrant liability in the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At December 31, 2012, these warrants represented the only outstanding derivative instruments issued or held by the Company. There were no outstanding derivative instruments at December 31, 2011.
Fair Value of Financial Instruments — The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, and current liabilities approximate their fair value because of their short maturities. The carrying amounts of the Company’s investments are stated at their fair market value in accordance with ASC 820, Fair Value Measurements and Disclosures. The weighted average interest rate of the Company’s notes payable to Silicon Valley Bank and MidCap Financial LLP approximates the rate at which the Company could obtain alternative financing; therefore, the carrying amount of the notes approximates their fair value. The Company uses the Black-Scholes option pricing model and assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. Assumptions used are generally consistent with those disclosed for stock based compensation (see Note 11).
Foreign Currency Translation — The financial statements of foreign subsidiaries have been translated into U.S. Dollars in accordance with ASC 830-30, Translation of Financial Statements. The financial position and results of operations in the Company's foreign subsidiaries are in the foreign subsidiary's local currency as the functional currency. Expenses of such subsidiaries have been translated into U.S. Dollars at average rates prevailing during the period in which the activity took place. Gains and Losses that result from foreign currency transactions are included in general and administrative expenses in the consolidated statements of operations. During the years ended December 31, 2012 and 2011, the company incurred approximately $52,000 and $3,000, respectively, in net foreign currency transaction losses. Assets and liabilities have been translated at the rates of exchanges on the balance sheet date. No translation adjustments have been recorded at December 31, 2012 and 2011, respectively.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings (Loss) Per Share (EPS) — Basic EPS is calculated in accordance with ASC 260, Earnings per Share by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated in accordance with ASC 260 by adjusting weighted average common shares outstanding for the dilutive effect of common stock options, warrants, convertible preferred stock and accrued but unpaid convertible preferred stock dividends. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be anti-dilutive. Weighted average securities that would have diluted basic EPS, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive, were as follows:

	Years Ended December 31,
	2012	2011
Common stock warrants	3,289	26,313
Stock options	855,541	1,463,556
Total	858,830	1,489,869
Reporting Segments — The Company does not report segment information as it operates in only one business segment.
Promotional and Advertising Costs — Promotional and advertising costs are expensed as incurred.
Recent Accounting Pronouncements — In May 2011, the FASB amended the FASB Accounting Standards Codification to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards. Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change particular principles in fair value measurement guidance. In addition, the amendments require additional fair value disclosures. The amendments were effective for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. FACTORS AFFECTING OPERATIONS
To date the Company has incurred recurring losses, negative cash flow from operations, and has accumulated a deficit of $231,116,000 from the Company’s inception through December 31, 2012. As of December 31, 2012, the Company had approximately $49,564,000 in cash and cash equivalents.
The Company plans to proceed with the direct commercialization of ILUVIEN in Germany, the United Kingdom and France in 2013. The Company believes that it has sufficient funds available to fund its operations beyond the projected commercialization of ILUVIEN in these EU countries. The Company does not expect the generation of revenue until 2013, and therefore does not expect to have positive cash flow from operations until 2014, if at all. If ILUVIEN is not approved in additional jurisdictions or does not generate sufficient revenue, the Company may adjust its commercial plans so that it can continue to operate with its existing cash resources or seek to raise additional financing.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's recurring net losses, negative cash flow from operations, accumulated deficit, and current lack of a commercial product raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. INVENTORY

Inventory consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Component parts (1)	$35	$—
Work-in-process (2)	684	—
Finished goods	—	—
Total inventory	$719	$—

(1) Component parts inventory consisted of manufactured components of the ILUVIEN applicator.
(2) Work-in-process consisted of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing as required by regulatory authorities.

5. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Furniture and fixtures	$304	$300
Office equipment	396	377
Software	423	423
Leasehold improvements	45	45
Manufacturing equipment	52	52
Total property and equipment	1,220	1,197
Less accumulated depreciation and amortization	(1,106)	(1,000)
Property and equipment — net	$114	$197
Depreciation and amortization expense associated with property and equipment totaled $106,000 and $133,000 for the years ended December 31, 2012 and 2011, respectively.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Accrued clinical investigator expenses	$897	$788
Accrued severance expenses (1)	—	206
Accrued other compensation expenses	237	621
Other accrued expenses	45	23
Total accrued expenses	$1,179	$1,638

(1)
In connection with the FDA’s second CRL issued to the Company in November 2011 (Note 1), management and the board of directors of the Company approved a workforce reduction pursuant to which the Company terminated the employment of 11 employees. The affected employees were notified in December 2011. The Company incurred $401,000 of severance expense in December 2011 in connection with the workforce reduction of which $206,000 was payable at December 31, 2011. All amounts due at December 31, 2011 were paid to affected employees during the first quarter of 2012.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. LICENSE AGREEMENTS
The Company entered into an agreement with pSivida US, Inc. (pSivida) for the use of fluocinolone acetonide (FAc) in pSivida’s proprietary delivery device in February 2005, and a subsequent amendment in 2008. pSivida is a global drug delivery company committed to the biomedical sector and the development of drug delivery products. Our agreement with pSivida provides us with a worldwide exclusive license to develop and sell ILUVIEN.
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
Upon commercialization of ILUVIEN, the Company must share 20% of net profits and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN, as defined by the agreement, with pSivida. In connection with this arrangement the Company is entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of December 31, 2012 and 2011, the Company was owed $5,565,000 and $4,064,000, respectively, in commercialization costs. Due to the uncertainty of future net profits, the Company has fully reserved these amounts in the accompanying consolidated financial statements. The Company will owe pSivida an additional milestone payment of $25.0 million if ILUVIEN is approved by the FDA.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. TERM AND REVOLVING LOAN AGREEMENT
Term Loan
On October 14, 2010 (Effective Date), the Company entered into a Loan and Security Agreement (Term Loan Agreement) with Silicon Valley Bank and MidCap Financial LLP (Lenders). Pursuant to the original terms of the Term Loan Agreement, the Company was entitled to borrow up to $12.5 million, of which $6.25 million (Term Loan A) was advanced to the Company on the Effective Date. The Company was entitled to draw down the remaining $6.25 million under the Term Loan (Term Loan B and together with Term Loan A, the Term Loan) if the FDA approved the Company’s NDA for ILUVIEN prior to or on July 31, 2011. On May 16, 2011, the Company and the Lenders amended the Term Loan Agreement (Term Loan Modification) to, among other things, extend until December 31, 2011, the date by which the FDA must approve the NDA in order for the Company to draw down Term Loan B and increase the amount of Term Loan B by $4.75 million to $11.0 million. In addition, the maturity date of the Term Loan was extended from October 31, 2013 to April 30, 2014 (Term Loan Maturity Date). As a result of the issuance of the second CRL by the FDA in November 2011 (Note 1), the Company did not draw down Term Loan B by December 31, 2011 and the availability to draw down Term Loan B expired.
The Company will owe the Lenders a final interest payment on the Term Loan Maturity Date equal to 4% of the total amount borrowed (Final Interest Payment). As of December 31, 2012 and 2011, the company recognized $209,000 and $128,000, respectively, of accrued interest expense, which is included in other long-term liabilities, for the Final Interest Payment.
The Company was required to pay interest on Term Loan A at a rate of 11.5% on a monthly basis through July 31, 2011, and since August 2011, the Company has been required to repay the principal in 33 equal monthly installments plus interest at a rate of 11.5%.
If the Company repays Term Loan A prior to maturity, the Company must pay to the Lenders a prepayment fee equal to 1.0% of the total amount of principal then outstanding, provided that such fee will be reduced by 50% in the event that the prepayment occurs in connection with an acquisition of the Company.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Working Capital Revolver is a working capital-based revolving line of credit in an aggregate amount of up to the lesser of (i) $20,000,000, or (ii) 85% of eligible domestic accounts receivable. As of December 31, 2012 and 2011, respectively, no amounts under the Working Capital Revolver were outstanding or available to the Company. The Company may only draw on the revolving line of credit against eligible U.S. domestic accounts receivable, which it would not expect to have prior to the launch of ILUVIEN in the U.S. Therefore, the revolving line of credit, which expires in April 2014, is not currently, and may never be, available to the Company.
Amounts advanced under the Working Capital Revolver will bear interest at an annual rate equal to Silicon Valley Bank’s prime rate plus 2.50% (with a rate floor of 6.50%). Interest on the Working Capital Revolver will be due monthly, with the balance due at the maturity date. On the Effective Date, the Company paid to Silicon Valley Bank an upfront fee of $100,000. In addition, if the Company terminates the Working Capital Revolver prior to maturity, it will be required to pay to Silicon Valley Bank a fee of $200,000 (Termination Fee), provided that such Termination Fee will be reduced by 50% in the event of an acquisition of the Company.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. COMMITMENTS AND CONTINGENCIES
Term Note Payable — In October 2010, the Company received proceeds of $6,250,000 from the issuance of a Note Payable to certain lenders (Note 8). As of December 31, 2012 a schedule of future minimum principal payments under the Note Payable is as follows (in thousands):

Years Ending December 31
2013	$2,273
2014	757
Total	$3,030
As of December 31, 2012, the Company had $209,000 accrued and unpaid interest payable on the Note Payable. As of December 31, 2011, the Company had $183,000 accrued and unpaid interest payable on the Note Payable.
Operating Leases — The Company leases office space and equipment under noncancelable agreements accounted for as operating leases. The leases generally require that the Company pay taxes, maintenance, and insurance. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. In November 2012, the Company signed an extension of its lease for office space through January 31, 2015. Also in November 2012, the Company signed a lease for office space for its wholly-owned subsidiary, Alimera Sciences Limited (Note 1), from January 1, 2013 to December 31, 2013. At December 31, 2012, a schedule by year of future minimum payments under operating leases is as follows:

	December 31,
	2013	2014	2015
	(In thousands)
Alimera Sciences Inc.	$264	$272	$23
Alimera Sciences Limited	100	—	—
Total	$364	$272	$23

Rent expense under all operating leases totaled approximately $270,000 and $259,000 for the years ended December 31, 2012 and 2011, respectively.
Capital Leases — The Company leases equipment under capital leases. The property and equipment is capitalized at the lesser of fair market value or the present value of the minimum lease payments at the inception of the leases using the Company’s incremental borrowing rate.
At December 31, 2012, a schedule by year of future minimum payments under capital leases, together with the present value of minimum lease payments, is as follows (in thousands):

Years Ending December 31
2013	$6
Total	6
Less amount representing interest	—
Present value of minimum lease payments	6
Less current portion	(6)
Noncurrent portion	$—

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment under capital leases, which are included in property and equipment (Note 5), consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Office equipment	$36	$36
Less accumulated amortization	(30)	(19)
Total	$6	$17
Depreciation expense associated with office equipment under capital leases was $11,000 and $10,000 for the years ended December 31, 2012 and 2011, respectively.
Significant Agreements — In February 2010, the Company entered into an agreement with a third party manufacturer for the manufacture of the ILUVIEN insert, the assembly of the ILUVIEN applicator and packaging of the completed ILUVIEN commercial product. The Company is responsible for supplying the ILUVIEN applicator and the active pharmaceutical ingredient. In accordance with the terms of the agreement, the Company must order at least 80% of the ILUVIEN units required in the U.S., Canada and the EU from the third party manufacturer for an initial term of six years. The agreement has an initial six year term and will automatically renew for successive one year periods unless either party delivers written notice of non-renewal to the other at least 12 months prior to the end of the then current term.
In March 2011, the Company entered into an agreement with a CRO for clinical and data management services to be performed in connection with a physician utilization study which is being conducted to assess the safety and utility of the commercial version of the ILUVIEN applicator. In accordance with the terms of the agreement, the Company will incur approximately $2,100,000 in costs with the CRO through 2013. For the years ended December 31, 2012 and 2011, the Company incurred $798,000 and $670,000, respectively, of expense associated with this agreement. At December 31, 2012 and 2011, $160,000 and $658,000, respectively, is included in outsourced services payable.
In February 2012, the Company engaged a consultant in connection with the Company's efforts to obtain the approval of ILUVIEN from the FDA. During the year ended December 31, 2012, the Company recorded approximately $2,300,000 in costs pertaining to consulting fees related to the Company's agreement with this consultant. The Company expects to record an additional $1,400,000 in charges in connection with this agreement through 2013. In addition, the Company has agreed to pay the consultant $2.0 million, if, and only if, the FDA approves the Company's NDA for ILUVIEN.
In November 2012, the Company entered into an agreement with Quintiles Commercial Europe Limited. Under the agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) will provide certain services to the Company in connection with the commercialization of ILUVIEN in certain countries in Europe under subsequent project orders. Such services may include marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, regulatory, medical science liaison and communications and/or other advisory services. Currently, the Company has entered into six project orders with Quintiles Commercial for the provision of services in Germany, the United Kingdom and France. Under the existing project orders , the Company will incur approximately $27,100,000 in costs with Quintiles Commercial through 2015. For the year ended December 31, 2012, the Company incurred $1,337,000 of expense associated with this agreement. At December 31, 2012, $2,438,000 is included in outsourced services payable and $1,269,000 is included in prepaid expenses and other current assets. Currently, we have entered into six project orders with Quintiles Commercial for the provision of sales, marketing, management, market access and medical science personnel in Germany, the United Kingdom and France. Under these project orders Quintiles Commercial currently employs 16 persons fully dedicated to the Company and expects this number to grow to 25 by December 2013. Quintiles Commercial also employs 20 persons partially dedicated to Alimera in Germany, the United Kingdom and France.
Employment Agreements — The Company is party to employment agreements with five executives. The agreements generally provide for annual salaries, bonuses, and benefits and for the “at-will” employment of such executives. Effective January 1, 2013, the Company was party to six agreements with salaries ranging from $261,000 to $445,000. Effective January 1, 2012, the Company was party to five agreements with salaries ranging from $254,000 to $432,000. If any of the agreements are terminated by the Company without cause, or by the employee for good reason, as defined in the agreements, the Company will be liable for one year of salary and benefits. Certain other employees have general employment contracts which include stipulations regarding confidentiality, Company property, and miscellaneous items.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. PREFERRED STOCK
On October 2, 2012, the Company closed its preferred stock financing in which it sold units consisting of 1,000,000 shares of Series A Convertible Preferred Stock and warrants to purchase 300,000 shares of Series A Convertible Preferred Stock for gross proceeds of $40,000,000, prior to the payment of approximately $560,000 of related issuance costs. The powers, preferences and rights of the Series A Convertible Preferred Stock are set forth in the certificate of designation filed by the Company with the Secretary of State of the State of Delaware on October 1, 2012. Each share of Series A Convertible Preferred Stock, including any shares of Series A Convertible Preferred Stock issued upon exercise of the warrants, is convertible into shares of the Company’s common stock at any time at the option of the holder at the rate equal to $40.00 divided by the then current conversion price (Conversion Price). The initial Conversion Price of $2.91 of the Series A Convertible Preferred Stock is subject to adjustment to $3.16 or $2.66 based on the occurrence or non-occurrence of certain events relating to guidance from NICE regarding ILUVIEN, in addition to certain customary price based anti-dilution adjustments. A voluntary conversion by the holder prior to the determination of this adjustment is subject to a Conversion Price of $3.16 per share. Each share of Series A Convertible Preferred Stock shall automatically be converted into shares of common stock at the then-effective Conversion Price upon the occurrence of the later to occur of both (i) the Company receives and publicly announces the approval by the FDA of the Company’s NDA for ILUVIEN and (ii) the date on which the Company consummates an equity financing transaction pursuant to which the Company sells to one or more third party investors either (a) shares of common stock or (b) other equity securities that are convertible into shares of common stock and that have rights, preference or privileges, senior to or on a parity with, the Series A Convertible Preferred Stock, in each case having an as-converted per share of common stock price of not less than $10.00 and that results in total gross proceeds to the Company of at least $30,000,000.
Each unit sold in the preferred stock financing included a warrant to purchase 0.30 shares of Series A Convertible Preferred Stock at an exercise price equal to $44.00 per share. At the election of the holder of a warrant, the warrant may be exercised for the number of shares of common stock then issuable upon conversion of the Series A Convertible Preferred Stock that would otherwise be issued upon such exercise at the then-effective Conversion Price.
The gross proceeds of the financing of $40,000,000 were allocated to the Series A Convertible Preferred Stock, $32,499,000, and the warrants, $7,501,000. Offering costs of $455,000 were charged to the Series A Convertible Preferred Stock carrying value, and $105,000 were expensed in connection with the warrants in proportion to the allocation of the proceeds to the Series A Convertible Preferred Stock and the warrants. Because the value of the common stock underlying the Series A Convertible Preferred Stock at issuance upon a voluntary conversion did not exceed the amount of the proceeds allocated to the Series A Convertible Preferred Stock at issuance, the Company did not record a beneficial conversion feature. If the Conversion Price of the Series A Convertible Preferred Stock is adjusted downward in the future, the Company will record a beneficial conversion feature.
These warrants are considered derivative instruments because the agreements provide for settlement in Series A Convertible Preferred Stock shares or common stock shares at the option of the holder, an adjustment to the warrant exercise price for common shares at some point in the future, and contain anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. Therefore the warrants were recorded as a liability at issuance. At December 31, 2012 the fair market value of the warrants was estimated to be $4,418,000. The Company recorded a gain of $3,083,000 as a result of the change in fair value of the warrants in the fourth quarter of 2012.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. STOCK INCENTIVE PLANS
The Company has stock option and stock incentive plans which provide for grants of shares to employees and grants of options to employees and directors to purchase shares of the Company’s common stock at exercise prices generally equal to the fair values of such stock at the dates of grant. Options granted to employees typically become exercisable over a four-year vesting period and have a ten-year contractual term. Initial options granted to directors typically vest over a four-year period and have a ten-year contractual term. Annual option grants to directors typically vest immediately and have a ten-year contractual term.
As of December 31, 2012, the Company was authorized to grant options to purchase up to 956,003 shares under the 2010 Equity Incentive Plan. Upon the exercise of stock options, the Company may issue the required shares out of authorized but unissued common stock or out of treasury stock at management’s discretion.
A summary of stock option transactions under the plans are as follows:

	Years Ended December 31,
	2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	2,607,446	$3.88	2,741,985	$3.81
Grants	3,027,500	1.73	155,000	7.83
Forfeitures	(107,822)	5.57	(144,752)	8.98
Exercises	(34,045)	1.53	(144,787)	1.63
Options outstanding at year end	5,493,079	2.67	2,607,446	3.88
Options exercisable at year end	2,471,295	3.06	2,058,585	2.74
Weighted average per share fair value of options granted during the year	$1.34		$5.67
The following table provides additional information related to outstanding stock options, fully vested stock options, and stock options expected to vest as of December 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	5,493,079	$2.67	7.60 years	$204
Exercisable	2,471,295	3.06	5.24 years	204
Expected to vest	2,172,678	2.55	9.52 years	—

The Company estimated the fair value of options granted using the Black-Scholes option-pricing model with the following weighted-average assumptions used for option grants:

	Years Ended December 31,
	2012	2011
Risk-free interest rate	1.01%	1.61%
Volatility factor	98.59%	88.21%
Grant date fair value of common stock	$1.34	$5.67
Weighted-average expected life	5.98 years	5.78 years
Assumed forfeiture rate	10.00%	10.00%

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee stock-based compensation expense related to stock options recognized under ASC 718 was as follows:

	Years Ended December 31,
	2012	2011
	(In thousands)
Marketing	$268	$352
Research and development	445	376
General and administrative	934	1,078
Total employee stock-based compensation expense	$1,647	$1,806
As of December 31, 2012, there was approximately $3,943,000 of total unrecognized compensation cost related to outstanding stock option awards that will be recognized over a weighted average period of 3.2 years. The total fair value of shares vested during the year ended December 31, 2012 was approximately $1,885,000.
The total estimated fair value of options granted during the years ended December 31, 2012 and 2011 was $4,065,000 and $879,000, respectively. The total estimated intrinsic value of options exercised during the years ended December 31, 2012 and 2011 was $22,000 and $897,000, respectively.
Per the terms of the Company’s 2004 and 2005 Option Plans (Plans), the Company’s October 2012 Series A Convertible Preferred Stock financing (Note 10) constituted a change of control for the purposes of Plan and result in an acceleration of the vesting of 79,380 unvested options. The Company recognized $196,000 of compensation expense in connection with this accelerated vesting.
The Company’s 2010 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the least of: (1) 2,000,000 shares of our common stock; (2) 4% of the shares of common stock outstanding at that time; and (3) such other amount as our board of directors may determine. On January 1, 2013, an additional 1,261,651 shares became available for future issuance under the 2010 Plan. These additional shares from the annual increase under the 2010 Plan are not included in the foregoing discussion.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes outstanding and exercisable options at December 31, 2012:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$1.33	579,023	3.37	579,023	3.37
1.39	380,519	4.79	380,519	4.79
1.65	960,000	9.11	145,834	9.11
1.66	1,650,000	9.97	—	0
1.70	97,709	9.09	22,501	9.09
2.04	223,746	1.78	223,746	1.78
2.11	100,000	9.88	—	0
2.24	4,504	5.16	4,504	5.16
2.32	130,000	9.85	416	9.85
2.41	446,187	5.22	446,187	5.22
2.49	20,000	9.75	—	0
2.77	52,500	9.45	52,500	9.45
3.26	3,676	5.39	3,676	5.39
3.88	33,823	5.09	33,823	5.09
4.01	254,500	6.59	254,500	6.59
5.03	2,527	5.65	2,527	5.65
5.44	2,059	5.77	2,059	5.77
6.74	85,656	7.61	53,045	7.61
7.53	37,500	8.44	37,500	8.44
7.97	20,000	8.30	7,500	8.30
8.47	48,500	7.96	28,396	7.52
11.00	50,000	7.32	31,248	7.32
11.15	302,650	7.84	157,625	7.84
11.91	8,000	7.92	4,166	7.92
	5,493,079		2,471,295

Restricted Stock Units
In February 2012, the Company awarded 85,447 restricted stock units (RSUs), to executive officers and employees at a grant date fair value of $1.70 per RSU. A RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of the RSUs was determined on the date of grant based on the closing price of the Company’s common stock on the date of grant, which equals the RSU’s intrinsic value. The RSUs were to vest upon the receipt of marketing authorization of ILUVIEN in four of the seven EU countries in which ILUVIEN is recommended for marketing authorization (Note 1). During 2012, the United Kingdom, Austria, Portugal and France granted marketing authorization to ILUVIEN and, as a result, the RSUs became fully vested and the Company recognized $145,000 of compensation expense during 2012 in connection with the RSUs.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. COMMON STOCK WARRANTS
The Company has issued warrants to purchase common stock to various members of the board of directors, third-parties for services, and lenders. Total warrants to purchase common stock issued and exercisable were 82,568 and 82,715 at December 31, 2012 and 2011, respectively, at exercise prices ranging from $1.70 to $11.00 per share. The warrants are exercisable for a period of 7 to 10 years from the issuance date.
Warrants to purchase 39,773 of the Company’s common stock were granted during the year ended December 31, 2010 in connection the issuance of the term and revolving loan agreement (Note 8). The Lenders also hold warrants to purchase an aggregate of up to 69,999 shares of the Company’s common stock, which would have been exercisable only if Term Loan B had been advanced to the Company. As a result of the issuance of the second CRL by the FDA in November 2011 (Note 1), the Company did not draw down Term Loan B by December 31, 2011 and the ability to draw down Term Loan B expired. Consequently, the warrants issued to the Lenders in connection with Term Loan B are not exercisable.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. INCOME TAXES
The components of the income tax benefit were as follows:

	Years Ended December 31,
	2012	2011
	(In thousands)
Deferred benefit (expense):
Federal	$7,543	$7,490
State	879	883
	8,422	8,373
Valuation allowance	(8,422)	(8,373)
Income tax benefit (expense)	$—	$—
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
At December 31, 2012 and 2011, the Company had federal net operating loss (NOL) carry-forwards of approximately $142,510,000 and $120,353,000 and state NOL carry-forwards of approximately $125,972,000, and $103,815,000 respectively, that are available to reduce future income unless otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2023 and 2032 and the state NOL carry-forwards will expire at various dates between 2020 and 2032.
NOL carry-forwards may be subject to annual limitations under Internal Revenue Code Section 382 (or comparable provisions of state law) in the event that certain changes in ownership of the Company were to occur. The Company periodically evaluates its NOL carry-forwards and whether certain changes in ownership, including its IPO, have occurred that would limit the Company’s ability to utilize a portion of its NOL carry-forwards. If it is determined that significant ownership changes have occurred since the Company generated its NOL carry-forwards, it may be subject to annual limitations on the use of these NOL carry-forwards under Internal Revenue Code (IRC), Section 382 (or comparable provisions of state law). The issuance of the Series A Convertible Preferred Stock on October 2, 2012 constituted such a change in ownership. The Company is currently performing a formal analysis of our NOLs in connection with IRC Section 382 as a result of this change to determine the extent of the limitation of its NOL carry-forwards.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net deferred tax assets (liabilities) were as follows:

	December 31,
	2012	2011
	(In thousands)
Depreciation and amortization	$116	$150
Other deferred tax assets	1,257	719
NOL carry-forwards	53,121	44,710
Research and development costs	7,116	8,179
Collaboration agreement receivable reserves	2,113	1,543
Valuation allowance	(63,723)	(55,301)
Total	$—	$—
The income tax benefit differs from the amount determined by applying the U.S. federal statutory income tax rate to the pre-tax accounting loss as follows:

	Years Ended December 31,
	2012		2011
	Amount	Percent	Amount	Percent
Federal tax benefit at statutory rate	$(6,713)	34.0%	$(7,655)	34.0%
State tax — net of federal benefit	(782)	4.0	(892)	4.0
Permanent items	(927)	4.7	379	(1.7)
Other	—	—	(205)	0.9
Increase in valuation allowance	8,422	(42.7)	8,373	(37.2)
Total tax benefit (expense)	$—	—%	$—	—%

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. FAIR VALUE
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
There have been no changes in the methodologies used at December 31, 2012 and 2011.
The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents(1)	$48,943	$—	$—	$48,943
Assets measured at fair value	$48,943	$—	$—	$48,943

Liabilities:
Derivative warrant liability (2)	$—	$4,418	$—	$4,418
Liabilities measured at fair value	$—	$4,418	$—	$4,418

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents(1)	$32,438	$—	$—	$32,438
Investments in marketable debt securities(3)	—	500	—	500
Assets measured at fair value	$32,438	$500	$—	$32,938

(1)	The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

(2)
The Company uses the Black-Scholes option pricing model and assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. Assumptions used are generally consistent with those disclosed for stock based compensation (see Note 11).

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. EMPLOYEE BENEFIT PLANS
The Company has a salary deferral 401(k) plan which covers substantially all employees of the Company. In May 2008, the Company established a plan to match participant contributions subject to certain plan limitations. The Company’s matching plan took effect on July 1, 2008. Compensation expense associated with the Company’s matching plan totaled $66,000 and $85,000 for the years ended December 31, 2012 and 2011, respectively. The Company may also make an annual discretionary profit-sharing contribution. No such discretionary contributions were made during the years ended December 31, 2012 and 2011.
In April 2010, the Company established an Employee Stock Purchase Plan (the “Purchase Plan”). Under the Company’s Purchase Plan, eligible employees can participate and purchase common stock semi-annually through accumulated payroll deductions. The Purchase Plan is administered by the Company’s board of directors or a committee appointed by the Company’s board of directors. Under the Purchase Plan eligible employees may purchase stock at 85% of the lower of the fair market value of a share of Common Stock on the offering date or the exercise date. The Purchase Plan provides for two six-month purchase periods generally starting on the first trading day on or after October 31 and April 30 of each year. Eligible employees may contribute up to 15% of their eligible compensation. A participant may purchase a maximum of 2,500 shares of common stock per purchase period. The value of the shares purchased in any calendar year may not exceed $25,000.
The Purchase Plan was effective upon the completion of the Company’s IPO, at which time a total of 494,422 shares of the Company’s common stock were made available for sale. As of January 1 of each year, starting in 2011, the reserve will automatically be restored to the original level. A total of 15,984 and 21,910 shares of the Company’s common shares were acquired through the Purchase Plan during the years ended December 31, 2012 and 2011, respectively. As such, on January 1, 2013 and 2012, respectively, an additional 15,984 and 21,910 shares became available for future issuance under the Purchase Plan. In accordance with ASC 718-50, the ability to purchase stock at 85% of the lower of the fair market value of a share of Common Stock on the offering date or the exercise date represents an option. The Company estimates the fair value of such options at the inception of each offering period using the Black-Scholes valuation model. In connection with the Purchase Plan, the Company recorded $34,000 and $66,000 of compensation expense for the years ended December 31, 2012 and 2011, respectively.

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

4.8	Warrant to Purchase Stock dated May 16, 2011 issued to MidCap Funding III, LLC (filed as Exhibit 4.1 to Registrant’s Current Report, as filed on May 17, 2011, and incorporated herein by reference)

4.9	Warrant to Purchase Stock dated May 16, 2011 issued to Silicon Valley Bank (filed as Exhibit 4.2 to Registrant’s Current Report, as filed on May 17, 2011, and incorporated herein by reference)

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
Form of Option Certificate under the Alimera Sciences, Inc. 2005 Incentive Stock Plan (filed as Exhibit 10.8.A to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on October 30, 2009, and incorporated herein by reference)

10.9
2010 Equity Incentive Plan (filed as Exhibit 10.9 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on April 6, 2010, and incorporated herein by reference)

10.10
2010 Employee Stock Purchase Plan (filed as Exhibit 10.10 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on April 6, 2010, and incorporated herein by reference)

10.11
Management Cash Incentive Plan (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on October 30, 2009, and incorporated herein by reference)

10.12
Compensation Program for Non-Employee Directors (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on October 30, 2009, and incorporated herein by reference)

10.13‡
Amended and Restated Collaboration Agreement by and between pSivida, Inc. (f/k/a/Control Delivery Systems, Inc.) and Alimera Sciences, Inc., dated as of March 14, 2008 (filed as Exhibit 10.13 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on April 16, 2010, and incorporated herein by reference)

10.14‡
Asset Purchase Agreement between Bausch & Lomb Incorporated and Alimera Sciences, Inc., dated as of December 20, 2006 (filed as Exhibit 10.14 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on April 16, 2010, and incorporated herein by reference)

10.15‡
Asset Purchase Agreement between Bausch & Lomb Incorporated and Alimera Sciences, Inc., dated as of February 16, 2007 (filed as Exhibit 10.15 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on April 16, 2010, and incorporated herein by reference)

10.16‡
License and Option Agreement by and between Emory University and Alimera Sciences, Inc., dated as of July 16, 2009 (filed as Exhibit 10.16 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on April 16, 2010, and incorporated herein by reference)

10.17‡
License and Option Agreement by and between Emory University and Alimera Sciences, Inc., dated as of August 31, 2009 (filed as Exhibit 10.17 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on April 16, 2010, and incorporated herein by reference)

10.18
Office Lease by and between Rubicon, L.C. and Alimera Sciences, Inc., dated as of May 27, 2003, as amended (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on October 30, 2009, and incorporated herein by reference)

10.25‡
License Agreement between Alimera Sciences, Inc. and Dainippon Sumitomo Pharma Co., Ltd., dated November 4, 2007 (filed as Exhibit 10.25 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on December 23, 2009, and incorporated herein by reference)

10.26‡
Commercial Contract Manufacturing Agreement, between Alimera Sciences, Inc. and Alliance Medical Products, Inc., dated February 5, 2010 (filed as Exhibit 10.26 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on April 20, 2010, and incorporated herein by reference)

10.27
Loan and Security Agreement dated October 14, 2010 between Registrant, Silicon Valley Bank and MidCap Funding III, LLC (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed on October 18, 2010, and incorporated herein by reference)

10.28
Loan and Security Agreement dated October 14, 2010 between Registrant and Silicon Valley Bank (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, as filed on October 18, 2010, and incorporated herein by reference)

10.29‡
Contract Sales Agreement dated October 4, 2010 between the Registrant and OnCall LLC (filed as Exhibit 10.29 to Registrant’s Annual Report on Form 10-K, as filed on March 25, 2011, and incorporated herein by reference)

10.30
Form of Notice of Stock Option Grant and Stock Option Agreement under 2010 Equity Incentive Plan (filed as Exhibit 10.30 to Registrant's Annual Report on Form 10-K, as filed on March 25, 2011, and incorporated herein by reference)

10.31
First Loan Modification Agreement dated May 16, 2011 between Registrant, Silicon Valley Bank and MidCap Funder III, LLC (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed on May 17, 2011, and incorporated herein by reference)

10.32
First Loan Modification Agreement dated May 16, 2011 between Registrant and Silicon Valley Bank (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, as filed on May 17, 2011, and incorporated herein by reference)

10.33‡
Amendment to Manufacturing Agreement between Registrant and Alliance Medical Products, Inc. (filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q, as filed on August 5, 2011, and incorporated herein by reference)

10.34
Form of Notice of Stock Unit Award and Stock Unit Agreement under 2010 Equity Incentive Plan (filed as Exhibit 10.34 to Registrant’s Annual Report on Form 10-K, as filed on March 30, 2012, and incorporated herein by reference)

10.35‡
Manufacturing Agreement by and between the Registrant and Flextronics Medical Sales and Marketing, Ltd. (filed as Exhibit 10.35 to Registrant's Quarterly Report on Form 10-Q, as filed on August 14, 2012, and incorporated herein by reference)

10.36	Securities Purchase Agreement dated July 17, 2012 (filed as Exhibit 10.36 to the Registrant's Current Report, as filed on July 18, 2012, and incorporated herein by reference)

10.37	Amendment No. 1 to Securities Purchase Agreement dated September 21, 2012 (filed as Exhibit 10.37 to the Registrant's Current Report, as filed on October 2, 2012, and incorporated herein by reference)

10.38
UK Sub-Plan of the 2010 Equity Incentive Plan of Alimera Sciences, Inc. (filed as Exhibit 10.38 to the Registrant's Quarterly Report on Form 10-Q, as filed on November 7, 2012, and incorporated herein by reference)

10.39
Form of UK Sub-Plan Notice of Stock Option Grant and Stock Option Agreement (filed as Exhibit 10.39 to the Registrant's Quarterly Report on Form 10-Q, as filed on November 7, 2012, and incorporated herein by reference)

10.40*	Employment Contract dated November 3, 2012 by and between the Registrant and Philip Ashman

10.41*±	Master Services Agreement dated November 28, 2012 by and between the Registrant and Quintiles Commercial Europe Limited

21.1*	List of subsidiaries of the Registrant (including jurisdiction of organization and names under which subsidiaries do business)

23.1A*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

23.1B*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS+*	XBRL Instance Document

101.SCH+*	XBRL Taxonomy Extension Schema Document

101.CAL+*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+*	XBRL Taxonomy Extension Presentation Linkbase Document
 __________________

†	Compensation Arrangement.

‡	Confidential treatment has been granted with respect to certain portions of this document.

*	Filed herewith.

±	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions of this exhibit.

+
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