Form 10-K/A
period 2012-12-31
ALIMERA SCIENCES INC
filed 2013-03-29
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
As of June 29, 2012, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $29,658,318, based on the closing price of the registrant’s Common Stock, as reported by the NASDAQ Global Market. Shares of Common Stock held by each executive officer, director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 26, 2013 there were 31,556,205 shares of the registrant’s Common Stock issued and outstanding.

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 to the Alimera Sciences, Inc. (the “Company”) Annual Report on Form 10-K for the period ended December 31, 2012, filed with the Securities and Exchange Commission on March 28, 2013 (the “Form 10-K”), is to correct the dates on the signature page of the Form 10-K.
In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Company has included new certifications of its principal executive and principal financial officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.
This Amendment No. 1 does not otherwise change or update the Form 10-K as originally filed and does not otherwise reflect events, results or developments occurring, or facts that have become known, after the original filing of the Form 10-K.

Signatures
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Alpharetta, Georgia, on March 28, 2013.

ALIMERA SCIENCES, INC.

By:	/s/ C. Daniel Myers
President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Daniel Myers	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2013
C. Daniel Myers

/s/ Richard S. Eiswirth, Jr.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2013
Richard S. Eiswirth, Jr.

/s/ Philip R. Tracy	Chairman of the Board of Directors	March 28, 2013
Philip R. Tracy

/s/ Mark J. Brooks	Director	March 28, 2013
Mark J. Brooks

/s/ Brian K. Halak, Ph.D.	Director	March 28, 2013
Brian K. Halak, Ph.D.

/s/ James R. Largent.	Director	March 28, 2013
James R. Largent

/s/ Peter J. Pizzo, III	Director	March 28, 2013
Peter J. Pizzo, III

/s/ Calvin W. Roberts, M.D.	Director	March 28, 2013
Calvin W. Roberts, M.D.

/s/ Glen Bradley, Ph.D.	Director	March 28, 2013
Glen Bradley, Ph.D.

/s/ Garheng Kong, M.D., Ph.D.	Director	March 28, 2013
Garheng Kong, M.D., Ph.D.

ITEM 15.	Exhibits and Financial Statements Schedules

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alimera Sciences, Inc.

March 29, 2013	/s/ C. Daniel Myers
C. Daniel Myers
Chief Executive Officer and President (Principal executive officer)

March 29, 2013	/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
Chief Operating Officer and Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.