Form 10-Q
period 2013-03-31
ALIMERA SCIENCES INC
filed 2013-05-10
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2013, there were 31,571,289 shares of the registrant’s common stock issued and outstanding.

ALIMERA SCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Interim Condensed Consolidated Financial Statements (unaudited)
ALIMERA SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$39,307	$49,564
Prepaid expenses and other current assets	2,640	2,029
Inventory (Note 4)	1,058	719
Deferred financing costs	74	95
Total current assets	43,079	52,407
PROPERTY AND EQUIPMENT — at cost less accumulated depreciation	115	114
TOTAL ASSETS	$43,194	$52,521
CURRENT LIABILITIES:
Accounts payable	$2,340	$1,973
Accrued expenses (Note 5)	1,272	1,179
Outsourced services payable	1,096	2,616
Notes payable (Note 7)	2,348	2,273
Capital lease obligations	3	6
Derivative warrant liability	10,011	4,418
Total current liabilities	17,070	12,465
LONG-TERM LIABILITIES:
Notes payable, net of discount — less current portion (Note 7)	153	703
Other long-term liabilities	235	209
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value — 10,000,000 shares authorized at March 31, 2013 and December 31, 2012:
Series A Convertible Preferred Stock, 1,300,000 authorized and 1,000,000 issued and outstanding at March 31, 2013 and at December 31, 2012; liquidation preference of $40,000 at March 31, 2013 and at December 31, 2012	32,045	32,045
Common stock, $.01 par value — 100,000,000 shares authorized, 31,556,115 shares issued and outstanding at March 31, 2013 and 31,541,286 shares issued and outstanding at December 31, 2012	316	315
Additional paid-in capital	238,052	237,485
Common stock warrants	415	415
Accumulated deficit	(245,100)	(231,116)
Accumulated other comprehensive income	8	—
TOTAL STOCKHOLDERS’ EQUITY	25,736	39,144
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,194	$52,521
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	Three Months Ended March 31,
	2013	2012
	(In thousands, except share and per share data)
RESEARCH AND DEVELOPMENT EXPENSES	$2,023	$1,581
GENERAL AND ADMINISTRATIVE EXPENSES	2,670	1,434
SALES AND MARKETING EXPENSES	3,563	1,113
OPERATING EXPENSES	8,256	4,128
INTEREST AND OTHER INCOME	1	1
INTEREST EXPENSE	(135)	(234)
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	(5,594)	—
NET LOSS	$(13,984)	$(4,361)
NET LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS — Basic and diluted	$(0.44)	$(0.14)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	31,545,569	31,427,355
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	Three Months Ended March 31,
	2013	2012
	(In thousands)
NET LOSS	$(13,984)	$(4,361)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	8	—
TOTAL OTHER COMPREHENSIVE INCOME	8	—
COMPREHENSIVE LOSS	$(13,976)	$(4,361)

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	Three Months Ended March 31,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,984)	$(4,361)
Depreciation and amortization	27	26
Stock-based compensation expense and other	532	352
Amortization of deferred financing costs and debt discount	40	61
Loss on change in fair value of derivative warrant liability	5,594	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(611)	(50)
Inventory	(339)	—
Accounts payable	367	(292)
Accrued expenses and other current liabilities	(1,427)	(1,173)
Other long-term liabilities	26	25
Net cash used in operating activities	(9,775)	(5,412)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments	—	500
Purchases of property and equipment	(28)	—
Net cash (used in) provided by investing activities	(28)	500
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	33	—
Payment of principal on notes payable	(492)	(568)
Payments on capital lease obligations	(3)	(3)
Net cash used in financing activities	(462)	(571)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	8	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,257)	(5,483)
CASH AND CASH EQUIVALENTS — Beginning of Period	49,564	33,108
CASH AND CASH EQUIVALENTS — End of Period	$39,307	$27,625
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$71	$154
There were no income tax or dividend payments made for the three months ended March 31, 2013 and 2012.

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS
Alimera Sciences, Inc., and its subsidiaries (the Company), is a biopharmaceutical company that specializes in the research, development and commercialization of ophthalmic pharmaceuticals. The Company was formed on June 4, 2003 under the laws of the State of Delaware.
The Company is presently focused on diseases affecting the back of the eye, or retina, because the Company’s management believes these diseases are not well treated with current therapies and represent a significant market opportunity. The Company’s only commercial product is ILUVIEN®, which has received marketing authorization in the United Kingdom, Austria, Portugal, France, Germany and Spain, and has been recommended for marketing authorization in Italy, for the treatment of vision impairment associated with chronic diabetic macular edema (DME) considered insufficiently responsive to available therapies. ILUVIEN was commercially launched in the United Kingdom and Germany in April and May of 2013, respectively.
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
In November 2010, the Company received a Preliminary Assessment Report (PAR) from the RMS and in December 2010, it received a Complete Response Letter (CRL) from the FDA regarding its respective registration filings. The primary concerns expressed in both the PAR and the CRL centered on the benefits of ILUVIEN in treating DME patients versus the risk of its side effects. Upon further analysis of the Company’s two completed Phase 3 pivotal clinical trials (collectively, the FAME Study) data through its final readout at month 36, the Company determined that a pre-planned subgroup of chronic DME patients demonstrated a greater benefit to risk profile than the full population dataset in the Company’s original filings.
The Company submitted its response to the CRL to the FDA in May 2011, including additional safety and efficacy data through month 36 of the FAME Study with an emphasis on the chronic DME subgroup. In July 2011, the Company submitted a draft response to the PAR to the MHRA, the regulatory body acting as the RMS, which included a similar data package.
In November 2011, the FDA issued a second CRL to communicate that the NDA could not be approved in its then current form stating that the NDA did not provide sufficient data to support that ILUVIEN is safe and effective in the treatment of patients with DME. The FDA stated that the risks of adverse reactions shown for ILUVIEN in the FAME Study were significant and were not offset by the benefits demonstrated by ILUVIEN in these clinical trials. In its second CRL, the FDA indicated that the Company would need to conduct two additional clinical trials to demonstrate that the product is safe and effective for the proposed indication. During the second quarter of 2012, the Company met with the FDA in an effort to gain a better understanding of the regulatory path for ILUVIEN in the U.S. Based upon this meeting, the Company submitted a response to the second CRL to the FDA, which included additional analysis of the benefits and risks of ILUVIEN based upon clinical data available from the FAME Study, and received an initial Prescription Drug User Fee Act (PDUFA) goal date of October 17, 2013. The Company does not plan to conduct additional trials for DME at this time.
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
The Company launched ILUVIEN in the United Kingdom and Germany in April and May of 2013, respectively, and currently plans to launch ILUVIEN in France in late 2013. The Company is also pursuing reimbursement in these countries. In January 2013, the United Kingdom’s National Institute for Health and Care Excellence (NICE) published final guidance indicating that ILUVIEN is not cost effective for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies given the cost of £5500. The Company has submitted a simple patient access scheme (PAS) for ILUVIEN, which has been agreed to by the United Kingdom’s Department of Health, to NICE for consideration under its rapid review facility. The NICE Appraisal Committee will assess the likely impact of the ILUVIEN PAS and determine whether an update to NICE's previously issued final guidance is warranted. The NICE Appraisal Committee is scheduled to meet May 15, 2013 to discuss the ILUVIEN PAS and communicate its decision at a later date.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. BASIS OF PRESENTATION
The Company has prepared the accompanying unaudited interim condensed consolidated financial statements and notes thereto (interim financial statements) in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s interim financial information.
The accompanying unaudited interim financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012 and related notes included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 28, 2013. The financial results for any interim period are not necessarily indicative of the expected financial results for the full year.
Recent Accounting Pronouncements - In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2013-05: Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), which applies to the release of the cumulative translation adjustment resulting from certain events occurring in foreign subsidiaries. ASU 2013-05 is effective for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2012. The adoption of ASU 2013-05 did not have a material impact on the Company's interim financial statements.
In February  2013, the FASB issued ASU No. 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company's interim financial statements.
3. FACTORS AFFECTING OPERATIONS
To date the Company has incurred recurring losses, negative cash flow from operations, and has accumulated a deficit of $245,100,000 from the Company’s inception through March 31, 2013. As of March 31, 2013, the Company had approximately $39,307,000 in cash and cash equivalents.
The Company launched ILUVIEN in the United Kingdom and Germany in April and May of 2013, respectively, and currently plans to launch ILUVIEN in France in late 2013. The Company believes that it has sufficient funds available to fund its operations for the commercialization of ILUVIEN in these EU countries. The Company does not expect to have positive cash flow from operations until 2014, if at all. If ILUVIEN is not approved in additional jurisdictions or does not generate sufficient revenue, the Company may adjust its commercial plans so that it can continue to operate with its existing cash resources or seek to raise additional financing.
The accompanying interim financial statements have been prepared assuming the Company will continue as a going concern. The Company’s recurring net losses, negative cash flow from operations, accumulated deficit, and current lack of product revenue raise substantial doubt about its ability to continue as a going concern. The interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. INVENTORY
Inventory consisted of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Component parts (1)	$105	$35
Work-in-process (2)	953	684
Finished goods	—	—
Total inventory	$1,058	$719

(1)	Component parts inventory consisted of manufactured components of the ILUVIEN applicator.

(2)	Work-in-process consisted of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing as required by regulatory authorities.
5. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Accrued clinical investigator expenses	$869	$897
Accrued other compensation expenses	350	237
Other accrued expenses	53	45
Total accrued expenses	$1,272	$1,179
6. LICENSE AGREEMENTS
The Company entered into an agreement with pSivida US, Inc. (pSivida) for the use of fluocinolone acetonide (FAc) in pSivida’s proprietary delivery device in February 2005, and a subsequent amendment in 2008. pSivida is a global drug delivery company committed to the biomedical sector and the development of drug delivery products. The Company's agreement with pSivida provides it with a worldwide exclusive license to develop and sell ILUVIEN.
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
Upon commercialization of ILUVIEN, the Company must share 20% of net profits and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN, as defined by the agreement, with pSivida. In connection with this arrangement the Company is entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of March 31, 2013 and December 31, 2012, the Company was owed $6,818,000 and $5,565,000, respectively, in commercialization costs. Due to the uncertainty of future net profits, the Company has fully reserved these amounts in the accompanying interim financial statements. The Company will owe pSivida an additional milestone payment of $25,000,000 if ILUVIEN is approved by the FDA.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
7. TERM AND REVOLVING LOAN AGREEMENT
Term Loan
The Company entered into a Loan and Security Agreement with Silicon Valley Bank (SVB) and MidCap Financial LLP (MidCap and together with SVB, the Lenders) in October 2010, which was subsequently amended in May 2011 (as amended, the 2010 Term Loan Agreement). Pursuant to the 2010 Term Loan Agreement, in October 2010 the Company borrowed an aggregate of $6,250,000 from the Lenders (the Term Loan). The 2010 Term Loan Agreement also provided for the ability to drawdown an additional $11,000,000 subject to FDA approval of the NDA for ILUVIEN by December 31, 2011, which was not obtained. The maturity date of the Term Loan was April 30, 2014.
In August 2011, the Company began repaying the outstanding principal under the Term Loan in 33 equal monthly installments plus interest at a rate of 11.5%. On May 7, 2013, in connection with the 2013 Loan Agreement (Note 13), the Company repaid all amounts owed to the Lenders under the Term Loan, including a final interest payment equal to 4% of the total amount borrowed (Final Interest Payment). At the time of repayment, SVB waived its right to receive a prepayment fee equal to 1.0% of the total amount of principal then outstanding under the 2010 Term Loan Agreement. As of March 31, 2013 and December 31, 2012, the Company recognized $223,000 and $209,000, respectively, of accrued interest expense, which is included in other long-term liabilities, for the Final Interest Payment. The Company paid to the Lenders an upfront fee of $62,500 upon execution of the 2010 Term Loan Agreement and an additional fee of $50,000 in connection with the May 2011 amendment. In accordance with ASC 470-50-40-17, Debt - Modifications and Extinguishments, the Company was amortizing the unamortized discount on the Term Loan and the $50,000 modification fee over the remaining term of the Term Loan, as modified.
In October 2010, in connection with entering into the Term Loan, the Company issued SVB a warrant to purchase up to 15,909 shares of the Company's common stock (the SVB Warrant) and MidCap a warrant to purchase up to 23,864 shares of the Company's common stock (the MidCap Warrant and together with the SVB Warrant, the 2010 Warrants). Each of the 2010 Warrants were exercisable upon issuance, have a per-share exercise price of $11.00 and a term of 10 years. The Company estimated the fair value of warrants granted using the Black-Scholes option pricing model. The aggregate fair value of the warrants was estimated to be $389,000. The Company allocated a portion of the proceeds from the 2010 Term Loan Agreement to the warrants in accordance with ASC 470-20-25-2, Debt Instruments with Detachable Warrants. As a result, the Company recorded a discount of $366,000 which is being amortized to interest expense using the effective interest method. The Lenders were also issued warrants to purchase up to an aggregate of 69,999 additional shares of the Company's common stock, which are not and will not be exercisable by the Lenders.
The weighted average interest rates of the Company's notes payable to SVB and MidCap approximate the rate at which the Company could obtain alternative financing; therefore, the carrying amount of the notes approximated their fair value at December 31, 2012 and March 31, 2013.
Working Capital Revolver
In October 2010, the Company and SVB entered into a Loan and Security Agreement, which was subsequently amended in May 2011 (as amended, the 2010 Revolving Loan Agreement), pursuant to which the Company obtained a secured revolving line of credit from SVB against eligible U.S. domestic accounts receivable with borrowing availability up to $20,000,000 (2010 Working Capital Revolver). Upon entering into the 2010 Revolving Loan Agreement, the Company paid to SVB an upfront fee of $100,000. As of March 31, 2013 and December 31, 2012, respectively, no amounts under the 2010 Working Capital Revolver were outstanding or available to the Company. In May 2013, the Company and SVB terminated the 2010 Working Capital Revolver. At the time of termination, the SVB waived its right to receive an early termination fee of $100,000 under the 2010 Revolving Loan Agreement.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	March 31, 2013	March 31, 2012
Common stock warrants	3,115	2,782
Stock options	1,399,554	619,000
Total	1,402,669	621,782
9. PREFERRED STOCK
On October 2, 2012, the Company closed its preferred stock financing in which it sold units consisting of 1,000,000 shares of Series A Convertible Preferred Stock and warrants to purchase 300,000 shares of Series A Convertible Preferred Stock for gross proceeds of $40,000,000, prior to the payment of approximately $560,000 of related issuance costs. The powers, preferences and rights of the Series A Convertible Preferred Stock are set forth in the certificate of designation filed by the Company with the Secretary of State of the State of Delaware on October 1, 2012. Each share of Series A Convertible Preferred Stock, including any shares of Series A Convertible Preferred Stock issued upon exercise of the warrants, is convertible into shares of the Company’s common stock at any time at the option of the holder at the rate equal to $40.00 divided by the then current conversion price (Conversion Price). The initial Conversion Price of $2.91 is subject to adjustment to $3.16 or $2.66 based on the occurrence or non-occurrence of certain events relating to guidance from NICE regarding ILUVIEN, in addition to certain customary price based anti-dilution adjustments. A voluntary conversion by the holder prior to the determination of this adjustment is subject to a Conversion Price of $3.16 per share. Each share of Series A Convertible Preferred Stock shall automatically be converted into shares of common stock at the then-effective Conversion Price upon the occurrence of the later to occur of both (i) the Company receives and publicly announces the approval by the FDA of the Company’s NDA for ILUVIEN and (ii) the date on which the Company consummates an equity financing transaction pursuant to which the Company sells to one or more third party investors either (a) shares of common stock or (b) other equity securities that are convertible into shares of common stock and that have rights, preference or privileges, senior to or on a parity with, the Series A Convertible Preferred Stock, in each case having an as-converted per share of common stock price of not less than $10.00 and that results in total gross proceeds to the Company of at least $30,000,000.
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
These warrants are considered derivative instruments because the agreements provide for settlement in Series A Convertible Preferred Stock shares or common stock shares at the option of the holder, an adjustment to the warrant exercise price for common shares at some point in the future, and contain anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. Therefore the warrants were recorded as a liability at issuance. At March 31, 2013 and December 31, 2012, the fair market value of the warrants was estimated to be $10,011,000 and $4,418,000, respectively. The Company recorded a loss of $5,594,000 as a result of the change in fair value of the warrants in the three months ended March 31, 2013.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. STOCK INCENTIVE PLANS
Stock Option Plans
During the three months ended March 31, 2013 and 2012, the Company recorded compensation expense related to stock options of approximately $529,000 and $341,000, respectively. As of March 31, 2013, the total unrecognized compensation cost related to non-vested stock options granted was $4,000,000 and is expected to be recognized over a weighted average period of 3.0 years. The following table presents a summary of stock option transactions for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	5,493,079	$2.67	2,607,446	$3.88
Grants	387,500	2.12	1,075,000	1.66
Forfeitures	(15,912)	2.20	(36,927)	8.67
Exercises	(14,829)	4.70	—	—
Options outstanding at period end	5,849,838	2.63	3,645,519	3.17
Weighted average per share fair value of options granted during the period	$1.66		$1.30
The following table provides additional information related to outstanding stock options, fully vested stock options and stock options expected to vest as of March 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	5,849,838	$2.63	7.53 years	$6,558
Exercisable	2,694,620	3.02	5.39 years	2,699
Expected to vest	2,292,187	2.47	9.36 years	2,692
The following table provides additional information related to outstanding stock options, fully vested stock options and stock options expected to vest as of December 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	5,493,079	$2.67	7.60 years	$204
Exercisable	2,471,295	3.06	5.24 years	204
Expected to vest	2,172,678	2.55	9.52 years	—

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units
In February 2012, the Company awarded 85,447 restricted stock units (RSUs), to executive officers and employees at a grant date fair value of $1.70 per RSU. A RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of the RSUs was determined on the date of grant based on the closing price of the Company’s common stock on the date of grant, which equals the RSU’s intrinsic value. The RSUs were to vest upon the receipt of marketing authorization of ILUVIEN in four of the seven EU countries in which ILUVIEN is recommended for marketing authorization (Note 1). During 2012, the United Kingdom, Austria, Portugal and France granted marketing authorization to ILUVIEN and, as a result, the RSUs became fully vested. The Company did not recognize any compensation expense during the three month period ended March 31, 2012 in connection with the RSUs.
11. INCOME TAXES
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
At March 31, 2013 and December 31, 2012, the Company had federal net operating loss (NOL) carry-forwards of approximately $149,782,000 and $142,510,000 and state NOL carry-forwards of approximately $133,245,000, and $125,972,000, respectively, that are available to reduce future income unless otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2023 and 2032 and the state NOL carry-forwards will expire at various dates between 2020 and 2032.
NOL carry-forwards may be subject to annual limitations under Internal Revenue Code Section 382 (or comparable provisions of state law) in the event that certain changes in ownership of the Company were to occur. The Company periodically evaluates its NOL carry-forwards and whether certain changes in ownership have occurred that would limit the Company’s ability to utilize a portion of its NOL carry-forwards. If it is determined that significant ownership changes have occurred since the Company generated its NOL carry-forwards, it may be subject to annual limitations on the use of these NOL carry-forwards under Internal Revenue Code (IRC), Section 382 (or comparable provisions of state law). The issuance of the Series A Convertible Preferred Stock on October 2, 2012 constituted such a change in ownership. The Company is currently performing a formal analysis of its NOLs in connection with IRC Section 382 as a result of this change in ownership to determine the extent of the limitation of its NOL carry-forwards.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. FAIR VALUE
The Company has adopted ASC 820, Fair Value Measurements. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.
The carrying amounts of the Company's financial instruments, including cash and cash equivalents, receivables, and current liabilities approximate their fair value because of their short maturities.
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
The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents(1)	$38,943	$—	$—	$38,943
Assets measured at fair value	$38,943	$—	$—	$38,943

Liabilities:
Derivative warrant liability (2)	$—	$4,416	$—	$4,416
Liabilities measured at fair value	$—	$4,416	$—	$4,416

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents(1)	$48,943	$—	$—	$48,943
Assets measured at fair value	$48,943	$—	$—	$48,943

Liabilities:
Derivative warrant liability (2)	$—	$4,418	$—	$4,418
Liabilities measured at fair value	$—	$4,418	$—	$4,418

(1)	The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

(2)
The Company uses the Black-Scholes option pricing model and assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. Assumptions used are generally consistent with those disclosed for stock based compensation.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. SUBSEQUENT EVENTS
On May 7, 2013 (Loan Date), Alimera Sciences Limited (Limited), a subsidiary of the Company, entered into a Loan and Security Agreement (2013 Loan Agreement) with SVB, as the lender, to provide Limited with additional working capital for general corporate purposes. Under the 2013 Loan Agreement, SVB has made a term loan (Term Loan) in the principal amount of $5,000,000 to Limited and has agreed to provide up to an additional $15,000,000 to Limited under a working capital line of credit (Line of Credit). No advances were made at closing under the Line of Credit. The Term Loan provides for interest only payments for six months followed by 36 monthly payments of interest, plus principal. Interest on outstanding borrowings under the Term Loan is payable at the rate of 7.50%. Borrowings under the Line of Credit will be advanced at 80% of Eligible Accounts receivable as defined in the 2013 Loan Agreement. Interest is payable on the balance of Eligible Accounts financed at the rate of 2.75% above SVB's most recently announced “prime rate.” Limited is also required to pay SVB on a monthly basis an unused line fee equal to 0.25% per annum of the average unused portion of the Line of Credit during the preceding month. The maturity date is June 30, 2015 with respect to the Line of Credit and October 31, 2016 with respect to the Term Loan.
Limited paid SVB a facility fee of $25,000 in connection with the Term Loan and a commitment fee of $100,000 in connection with the Line of Credit. If Limited repays the Term Loan prior to June 30, 2015, it will pay to SVB a prepayment penalty of 3% of the total principal amount if the prepayment occurs within one year after the funding date and 2% of the total principal amount if the prepayment occurs between one and two years after the funding date (each a Prepayment Penalty), provided in each case that such Prepayment Penalty will be reduced by 50% in the event of an acquisition of Limited (either alone, or in connection with the acquisition of the Company or any of its subsidiaries). In addition, if Limited terminates the Line of Credit prior to June 30, 2015, it will pay to SVB a fee of $112,500 (Termination Fee), which Termination Fee will be reduced by 50% in the event of an acquisition described above.
Limited also agreed to customary affirmative and negative covenants and events of default in connection with these arrangements. Further, Limited (on a consolidated basis with the Company and its other subsidiaries) (collectively, the Company Group) must maintain a minimum “adjusted quick ratio,” tested as of the last day of each month, of at least 1.5:1.0. The adjusted quick ratio is the ratio of (x) the Company Group's consolidated, unrestricted and unencumbered cash plus net billed trade accounts receivable (as determined according to U.S. generally accepted accounting principles) to (y) the Company Group's current liabilities (including all obligations owed to SVB) minus the current portion of deferred revenue. The occurrence of an event of default could result in the acceleration of Limited's obligations under the 2013 Loan Agreement and an increase to the applicable interest rate, and would permit SVB to exercise remedies with respect to the collateral under the 2013 Loan Agreement.
Limited's obligations to SVB are secured by a first priority security interest in substantially all of Limited's assets. The Company and certain of its subsidiaries are guarantors of the obligations of Limited to SVB under the 2013 Loan Agreement pursuant to separate guaranty agreements between SVB and each of the Company and such subsidiaries (Guaranties). Pursuant to the Guaranties, the Company and these subsidiaries granted SVB a first priority security interest in substantially all of their respective assets.
In connection with the 2013 Loan Agreement, the Company and SVB amended the SVB Warrant to (i) decrease the exercise price per share under the SVB Warrant to $2.86 and (ii) fix the number of shares of common stock issuable upon exercise of the SVB Warrant to 31,818, subject to adjustment as set forth therein.
In connection with the 2013 Loan Agreement, the Company repaid in full all amounts owed to SVB and MidCap pursuant to the 2010 Term Loan Agreement, including the Final Interest Payment. At the time of repayment, SVB waived its right to receive a prepayment fee equal to 1.0% of the total amount of principal then outstanding under the 2010 Term Loan Agreement. In addition, the Company and SVB amended the 2010 Revolving Loan Agreement to, among other things, terminate the 2010 Working Capital Revolver.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS
Various statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

•	delay in or failure to obtain regulatory approval of our product candidates;

•	uncertainty as to our ability to commercialize (alone or with others), and market acceptance of, ILUVIEN in the EU;

•	our inability to successfully market and sell ILUVIEN following regulatory approval in additional markets;

•	the extent of government regulations;

•	uncertainty as to the pricing and reimbursement guidelines for ILUVIEN and our product candidates;

•	uncertainty as to the relationship between the benefits of ILUVIEN and our product candidates and the risks of their side-effect profiles;

•	dependence on third-party manufacturers to manufacture ILUVIEN and our product candidates in sufficient quantities and quality;

•	uncertainty of clinical trial results;

•	limited sales and marketing infrastructure; and

•	our ability to operate our business in compliance with the covenants and restrictions that we are subject to under our credit facility.
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
We encourage you to read the discussion and analysis of our financial condition and our unaudited interim financial statements contained in this report. We also encourage you to read Item 1A of Part II of this report entitled “Risk Factors” and Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of this report, other unknown or unpredictable factors also could affect our results. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Overview
Alimera Sciences, Inc., and its subsidiaries (we, Alimera or the Company), is a biopharmaceutical company that specializes in the research, development and commercialization of prescription ophthalmic pharmaceuticals. We are presently focused on diseases affecting the back of the eye, or retina, because we believe these diseases are not well treated with current therapies and represent a significant market opportunity.
Our only commercial product is ILUVIEN®, which has received marketing authorization in Austria, the United Kingdom, Portugal, France, Germany and Spain, and has been recommended for marketing authorization in Italy, for the treatment of vision impairment associated with chronic diabetic macular edema (DME) considered insufficiently responsive to available therapies. DME is a disease of the retina that affects individuals with diabetes and can lead to severe vision loss and blindness. ILUVIEN has not been approved by the U.S. Food and Drug Administration (FDA).
We launched ILUVIEN in the United Kingdom and Germany, in April and May of 2013, respectively, and currently plan to launch ILUVIEN in France in late 2013. We are also currently pursuing reimbursement in the United Kingdom, Germany and France. In January 2013, the United Kingdom’s National Institute for Health and Care Excellence (NICE) published final guidance indicating that ILUVIEN is not cost effective for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies given the cost of £5500. We have submitted a simple patient access scheme (PAS) for ILUVIEN, which has been agreed to by the United Kingdom’s Department of Health, to NICE for consideration under its rapid review facility. The NICE Appraisal Committee will assess the likely impact of the ILUVIEN PAS and determine whether an update to NICE’s previously issued final guidance is warranted. The NICE Appraisal Committee is scheduled to meet May 15, 2013 to discuss the ILUVIEN PAS and communicate its decision at a later date.
We submitted a New Drug Application (NDA) in June 2010 for ILUVIEN in the U.S. with the U.S. Food and Drug Administration (FDA) and in December 2010, we received a Complete Response Letter (CRL) from the FDA regarding our NDA. The primary concerns expressed in the CRL centered on the benefits of ILUVIEN in treating DME patients versus the risk of its side effects. Upon further analysis of our two completed Phase 3 pivotal clinical trials (collectively, the FAME Study) data through its final readout at month 36, we determined that a pre-planned subgroup of chronic DME patients demonstrated a greater benefit to risk profile than the full population dataset in our original NDA filing. We submitted our response to the CRL to the FDA in May 2011, including additional safety and efficacy data through month 36 of the FAME Study with an emphasis on the chronic DME subgroup. In November 2011, the FDA issued a second CRL to communicate that the NDA could not be approved in its then current form stating that the NDA did not provide sufficient data to support that ILUVIEN is safe and effective in the treatment of patients with DME. The FDA stated that the risks of adverse reactions shown for ILUVIEN in the FAME Study were significant and were not offset by the benefits demonstrated by ILUVIEN in these clinical trials. In its second CRL, the FDA indicated that we would need to conduct two additional clinical trials to demonstrate that ILUVIEN is safe and effective for the proposed indication. During the second quarter of 2012, we met with the FDA in an effort to gain a better understanding of the regulatory path for ILUVIEN in the U.S. Based upon this meeting, we have submitted a response to the second CRL to the FDA, which included additional analysis of the benefits and risks of ILUVIEN based upon clinical data available from the FAME Study, including special assessments of the fundus photographs. Additionally, data from an ongoing study assessing utility of the commercial injector was submitted. We received an initial Prescription Drug User Fee Act (PDUFA) goal date of October 17, 2013. We do not plan to conduct additional trials for DME at this time.
We commenced operations in June 2003. Since our inception we have incurred significant losses. As of March 31, 2013, we have accumulated a deficit of $245.1 million. We expect to incur substantial losses through the projected commercialization of ILUVIEN as we:

•	complete the registration of ILUVIEN for DME;

•	execute the commercial launch of ILUVIEN in the EU in 2013;

•	continue to seek regulatory approval of ILUVIEN in the U.S. and other jurisdictions;

•	evaluate the use of ILUVIEN for the treatment of other diseases; and

•	advance the clinical development of other new product candidates either currently in our pipeline, or that we may license or acquire in the future.
As of March 31, 2013, we had approximately $39.3 million in cash and cash equivalents.

We launched ILUVIEN in the United Kingdom and Germany, in April and May of 2013, respectively, and currently plan to launch ILUVIEN in France in late 2013. We believe that we have sufficient funds available to fund our operations for the commercialization of ILUVIEN in these EU countries. We do not expect to have positive cash flow from operations until 2014, if at all. If ILUVIEN is not approved in additional jurisdictions or does not generate sufficient revenue, we may adjust our commercial plans so that we can continue to operate with our existing cash resources or seek to raise additional financing.
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
The agreement provides that after commercialization of ILUVIEN, pSivida will be entitled to 20% of the net profits, as defined in the amended and restated agreement. In connection with this arrangement we are entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of March 31, 2013 and December 31, 2012, pSivida owed us $6.8 million and $5.6 million, respectively, in commercialization costs. Due to the uncertainty of future profits from ILUVIEN, we have fully reserved these amounts in the accompanying unaudited interim financial statements.
We will owe pSivida an additional milestone payment of $25.0 million if ILUVIEN is approved by the FDA. If we were to enter into any sub-license of ILUVIEN, we must share 20% of net profits and 33% of any lump sum milestone payments received from a sub-licensee, as defined in the agreement, with pSivida.
Our Credit Facility
Term Loan
We entered into a Loan and Security Agreement with Silicon Valley Bank (SVB) and MidCap Financial LLP (MidCap and together with SVB, the Lenders) in October 2010, which was subsequently amended in May 2011 (as amended, the 2010 Term Loan Agreement). Pursuant to the 2010 Term Loan Agreement, in October 2010 we borrowed an aggregate of $6.25 million from the Lenders (the Term Loan). The 2010 Term Loan Agreement also provided for the ability to drawdown an additional $11.0 million subject to FDA approval of the NDA for ILUVIEN by December 31, 2011, which was not obtained. The maturity date of the Term Loan was April 30, 2014.
In August 2011, we began repaying the outstanding principal under the Term Loan in 33 equal monthly installments plus interest at a rate of 11.5%. The Term Loan also provided for a final interest payment equal to 4% of the total amount borrowed (Final Interest Payment). As of March 31, 2013 and December 31, 2012, we had recognized $223,000 and $209,000, respectively, of accrued interest expense, which is included in other long-term liabilities, for the Final Interest Payment. We paid to the Lenders an upfront fee of $62,500 upon execution of the 2010 Term Loan Agreement and an additional fee of $50,000 in connection with the May 2011 amendment. In accordance with ASC 470-50-40-17, Debt - Modifications and Extinguishments, we are amortizing the unamortized discount on the Term Loan and the $50,000 modification fee over the remaining term of the Term Loan, as modified.
In October 2010, in connection with entering into the Term Loan, we issued SVB a warrant to purchase up to 15,909 shares of our common stock (the SVB Warrant) and MidCap a warrant to purchase up to 23,864 shares of our common stock (the MidCap Warrant and together with the SVB Warrant, the 2010 Warrants). Each of the 2010 Warrants were exercisable upon issuance, have a per-share exercise price of $11.00 and a term of 10 years. We estimated the fair value of warrants granted using the Black-Scholes option pricing model. The aggregate fair value of the warrants was estimated to be $389,000. We allocated a portion of the proceeds from the 2010 Term Loan Agreement to the warrants in accordance with ASC 470-20-25-2,

Debt Instruments with Detachable Warrants. As a result, we recorded a discount of $366,000 which is being amortized to interest expense using the effective interest method. The Lenders were also issued warrants to purchase up to an aggregate of 69,999 additional shares of our common stock, which are not and will not be exercisable by the Lenders. In October 2010, we entered into a Loan and Security Agreement with SVB, which was subsequently amended in May 2011 (as amended, the 2010 Revolving Loan Agreement), pursuant to which we obtained a secured revolving line of credit from SVB against eligible U.S. domestic accounts receivable with borrowing availability up to $20.0 million (2010 Working Capital Revolver). Upon entering into the 2010 Revolving Loan Agreement, we paid to SVB an upfront fee of $100,000. As of March 31, 2013 and December 31, 2012, respectively, no amounts under the 2010 Working Capital Revolver were outstanding or available to us.
On May 7, 2013 (Loan Date), Alimera Sciences Limited (Limited), our subsidiary, entered into a Loan and Security Agreement (2013 Loan Agreement) with SVB, as the lender, to provide Limited with additional working capital for general corporate purposes. Under the 2013 Loan Agreement, SVB has made a term loan (Term Loan) in the principal amount of $5.0 million to Limited and has agreed to provide up to an additional $15.0 million to Limited under a working capital line of credit (Line of Credit). No advances were made at closing under the Line of Credit. The Term Loan provides for interest only payments for six months followed by 36 monthly payments of interest, plus principal. Interest on outstanding borrowings under the Term Loan is payable at the rate of 7.50%. Borrowings under the Line of Credit will be advanced at 80% of Eligible Accounts receivable as defined in the 2013 Loan Agreement. Interest is payable on the balance of Eligible Accounts financed at the rate of 2.75% above SVB's most recently announced “prime rate.” Limited is also required to pay SVB on a monthly basis an unused line fee equal to 0.25% per annum of the average unused portion of the Line of Credit during the preceding month. The maturity date is June 30, 2015 with respect to the Line of Credit and October 31, 2016 with respect to the Term Loan. Limited paid SVB a facility fee of $25,000 in connection with the Term Loan and Limited paid a commitment fee of $100,000 in connection with the Line of Credit. If Limited repays the Term Loan prior to June 30, 2015, it will pay to SVB a prepayment penalty of 3% of the total principal amount if the prepayment occurs within one year after the funding date and 2% of the total principal amount if the prepayment occurs between one and two years after the funding date (each a Prepayment Penalty), provided in each case that such Prepayment Penalty will be reduced by 50% in the event of an acquisition of Limited (either alone, or in connection with the acquisition of us or any of our subsidiaries). In addition, if Limited terminates the Line of Credit prior to June 30, 2015, it will pay to SVB a fee of $112,500 (Termination Fee), which Termination Fee will be reduced by 50% in the event of an acquisition described above.
Limited also agreed to customary affirmative and negative covenants and events of default in connection with these arrangements. Further, Limited (on a consolidated basis with us and our other subsidiaries) (collectively, the Company Group) must maintain a minimum “adjusted quick ratio,” tested as of the last day of each month, of at least 1.5:1.0. The adjusted quick ratio is the ratio of (x) the Company Group's consolidated, unrestricted and unencumbered cash plus net billed trade accounts receivable (as determined according to U.S. generally accepted accounting principles) to (y) the Company Group's current liabilities (including all obligations owed to SVB) minus the current portion of deferred revenue. The occurrence of an event of default could result in the acceleration of Limited's obligations under the 2013 Loan Agreement and an increase to the applicable interest rate, and would permit SVB to exercise remedies with respect to the collateral under the 2013 Loan Agreement.
Limited's obligations to SVB are secured by a first priority security interest in substantially all of Limited's assets. We and certain of our subsidiaries are guarantors of the obligations of Limited to SVB under the 2013 Loan Agreement pursuant to separate guaranty agreements between SVB and each of us and such subsidiaries (Guaranties). Pursuant to the Guaranties, we and these subsidiaries granted SVB a first priority security interest in substantially all of our respective assets.
In connection with the 2013 Loan Agreement, we amended the SVB Warrant with SVB to (i) decrease the exercise price per share under the SVB Warrant to $2.86 and (ii) fix the number of shares of common stock issuable upon exercise of the SVB Warrant to 31,818, subject to adjustment as set forth therein.
In connection with the 2013 Loan Agreement, we repaid in full all amounts owed to SVB and MidCap pursuant to the 2010 Term Loan Agreement, including the Final Interest Payment, and we terminated the 2010 Working Capital Revolver with SVB. At the time of repayment, SVB waived its right to receive a prepayment fee equal to 1.0% of the total amount of principal then outstanding under the 2010 Term Loan Agreement and SVB waived its right to receive an early termination fee of $100,000 under the 2010 Revolving Loan Agreement.
The weighted average interest rates of our notes payable to SVB and MidCap approximate the rate at which the Company could obtain alternative financing; therefore, the carrying amount of the notes approximated their fair value at December 31, 2012 and March 31, 2013.

Financial Operations Overview
Revenue
We expect to generate revenue from ILUVIEN beginning in the second quarter of 2013, but do not expect any significant positive cash flow from operations until 2014, if at all. In addition to generating revenue from product sales, we intend to seek to generate revenue from other sources such as upfront fees, milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the licensing of our product candidates and other intellectual property. We expect any revenue we generate will fluctuate from quarter to quarter as a result of the nature, timing and amount of any milestone payments we may receive from potential collaborative and strategic relationships, as well as revenue we may receive upon the sale of our products to the extent any are successfully commercialized.
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
Our only commercial product is ILUVIEN, which has received marketing authorization in the United Kingdom, Austria, France, Germany, Portugal and Spain, and has been recommended for marketing authorization in Italy, for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. ILUVIEN was commercially launched in the United Kingdom and Germany in April and May of 2013, respectively. ILUVIEN has not been approved in the U.S. by the FDA or in any jurisdiction other than as set forth above. In order to grant marketing approval, a health authority such as the FDA or foreign regulatory agencies must conclude that clinical and preclinical data establish the safety and efficacy of our product candidates with an appropriate benefit to risk profile relevant to a particular indication, and that the product can be manufactured under current Good Manufacturing Practice (cGMP) in a reproducible manner to deliver the product’s intended performance in terms of its stability, quality, purity and potency. Until our submissions are reviewed by health authorities, there is no way to predict the outcome of their review. Even if the clinical studies meet their predetermined primary endpoints, and a registration dossier is accepted for filing, a health authority could still determine that an appropriate benefit to risk relationship does not exist for the indication that we are seeking. We cannot forecast with any degree of certainty which of our product candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our development projects or when and to what extent we will receive cash inflows from the commercialization and sale of an approved product candidate.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including finance, accounting, information technology and human resources. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. We expect to continue to incur significant costs to comply with the corporate governance, internal control and similar requirements applicable to public companies.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of professional fees and compensation for employees for the assessment of the commercial opportunity of, the development of market awareness for, the pursuit of market reimbursement and the execution of launch plans for ILUVIEN. Other costs include professional fees associated with developing plans for our product candidates and maintaining public relations.
We expect significant increases in our marketing and selling expenses as we execute the commercialization of ILUVIEN in the EU. We launched ILUVIEN in the United Kingdom and Germany, in April and May of 2013, respectively, and currently plan to launch ILUVIEN in France in late 2013. We have hired an Alimera European management team and, through outsourced third party providers, are developing a commercial infrastructure of approximately thirty people, in the United Kingdom, Germany and France, in management and the field combined including sales representatives, market access personnel and medical science liaisons.
In November 2012, we entered into an agreement with Quintiles Commercial Europe Limited. Under the Agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) will provide certain services to us in relation to the commercialization of ILUVIEN, in certain countries in Europe under subsequent project orders. Such services may include marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, regulatory, medical science liaison and communications and/or other advisory services. Currently we have entered into six project orders with Quintiles Commercial for the provision of sales, marketing, management, market access and medical science personnel in Germany, the United Kingdom and France. Under these project orders Quintiles Commercial currently employs 17 persons fully dedicated to Alimera and expects this number to grow to 26 by December 2013. Quintiles Commercial also employs 8 persons partially dedicated to Alimera in Germany, the United Kingdom and France. In accordance with the terms of these project orders, we will incur approximately $27.1 million in costs with Quintiles Commercial through 2015. During the three months ended March 31, 2013, we incurred $1.7 million of expense associated with this agreement. At March 31, 2013, $1.1 million is included in outsourced services payable and $1.7 million is included in prepaid expenses and other current assets in our accompanying interim financial statements in association with these project orders.

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
Basic and Diluted Net Loss Applicable to Common Stockholders per Common Share
We calculated net loss per share in accordance with ASC 260, Earning Per Share. We had a net loss for all periods presented; accordingly, the inclusion of common stock options and warrants would be anti-dilutive. Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options, warrants for convertible securities and warrants for common stock equivalents. Potentially dilutive weighted average common stock equivalents totaled approximately 1,402,669 and 621,782 for the three months ended March 31, 2013 and 2012, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods of net loss because of their anti-dilutive effect. Therefore, for the three months ended March 31, 2013 and 2012, the weighted average shares used to calculate both basic and diluted loss per share are the same.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our interim financial statements which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our interim financial statements.
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
Stock-Based Compensation
We have stock option plans which provide for grants of stock options to employees, directors and consultants or other service providers to purchase shares of our common stock at exercise prices generally equal to the fair values of such stock at the dates of grant. Compensation cost is recognized for all stock-based awards based on the grant date fair value in accordance with the provisions of ASC 718, Compensation — Stock Compensation. We recognize the grant date fair value as compensation cost of employee stock-based awards using the straight-line method over the actual vesting period, adjusted for our estimates of forfeiture. Typically, we grant stock options with a requisite service period of four years from the grant date. We have elected to use the Black-Scholes option pricing model to determine the fair value of stock-based awards.
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
Total stock-based compensation expense related to all our stock option awards for the three months ended March 31, 2013 and 2012, respectively, was comprised of the following:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
	(unaudited)
Marketing	$100	$58
Research and development	94	95
General and administrative	335	188
Total employee stock option-based compensation expense	$529	$341
Restricted Stock Units
In February 2012, we awarded 85,437 restricted stock units (RSUs), to our executive officers and employees at a grant date fair value of $1.70 per RSU. A RSU is a stock award that entitles the holder to receive shares of our common stock as the award vests. The fair value of the RSUs was determined on the date of grant based on the closing price of our common stock on the date of grant, which equals the RSU’s intrinsic value. The RSUs would vest upon the receipt of marketing approval of ILUVIEN in four of the seven EU countries in which ILUVIEN was recommended for marketing authorization. During 2012, the United Kingdom, Austria, Portugal and France granted marketing authorization to ILUVIEN and, as a result, the RSUs became fully vested. We did not recognize any compensation expense during the three month period ended March 31, 2012 in connection with the RSUs.

Income Taxes
We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate the positive and negative evidence bearing upon the realizability of our deferred tax assets on an annual basis. Significant management judgment is involved in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Due to uncertainties with respect to the realization of our deferred tax assets due to our history of operating losses, a valuation allowance has been established against our deferred tax asset balances to reduce the net carrying value to an amount that is more likely than not to be realized. As a result we have fully reserved against the deferred tax asset balances. The valuation allowances are based on our estimates of taxable income in the jurisdictions in which we operate and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, a change in the valuation allowance may be needed, which could materially impact our financial position and results of operations. Our deferred tax assets primarily consist of net operating loss (NOL) carry-forwards. At March 31, 2013, we had federal NOL carry-forwards of approximately $149.8 million and state NOL carry-forwards of approximately $133.2 million, respectively, that are available to reduce future income otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2023 and 2032 and the state NOL carry-forwards will expire at various dates between 2020 and 2032. We periodically evaluate our NOL carry-forwards and whether certain changes in ownership have occurred that would limit our ability to utilize a portion of our NOL carry-forwards. If it is determined that significant ownership changes have occurred since these NOLs were generated, we may be subject to annual limitations on the use of these NOLs under Internal Revenue Code (IRC) Section 382 (or comparable provisions of state law). The issuance of the Series A Convertible Preferred Stock on October 2, 2012 constituted such a change in ownership. We are currently performing a formal analysis of our NOLs in connection with IRC Section 382 as a result of this change in ownership to determine the extent of the limitation of our NOL carry-forwards.
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

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Research and Development Expenses	$2,023	$1,581
General and Administrative Expenses	2,670	1,434
Sales and Marketing Expenses	3,563	1,113
Operating Expenses	8,256	4,128
Interest and Other Income	1	1
Interest Expense	(135)	(234)
Change in Fair Value of Derivative Warrant Liability	(5,594)	—
Net Loss	$(13,984)	$(4,361)

Three months ended March 31, 2013 compared to the three months ended March 31, 2012
Research and development expenses. Research and development expenses increased by approximately $400,000, or 25%, to approximately $2.0 million for the three months ended March 31, 2013 compared to approximately $1.6 million for the three months ended March 31, 2012. The increase was primarily attributable to increases of approximately $260,000 in costs associated with contracting medical science liaisons to engage with retina specialists in the study of ILUVIEN in preparation for commercial launch of ILUVIEN in the EU and $100,000 in costs associated with completing the establishment of manufacturing capabilities with our third party manufacturer for the ILUVIEN applicator.
General and administrative expenses. General and administrative expenses increased by approximately $1.3 million or 93%, to approximately $2.7 million for the three months ended March 31, 2013 compared to approximately $1.4 million for the three months ended March 31, 2012. The increase was primarily attributable to increases of approximately $480,000 in professional fees associated with the establishment of our infrastructure and tax planning for our expansion in Europe, and the registration of common stock underlying our Series A Convertible Preferred Stock issued in October 2012, $180,000 associated with the hiring of a new managing director of Europe and executive director of finance in the first quarter of 2013 to support the EU launch of ILUVIEN, $150,000 in stock compensation expense associated with executive and director stock options granted in the fourth quarter of 2012 and the first quarter of 2013 and $140,000 associated with the hiring of a logistics manager in the third quarter of 2012 and the initial set up of our third party logistics provider in the first quarter of 2013.
Sales and Marketing expenses. Marketing expenses increased by approximately $2.5 million or 227%, to approximately $3.6 million for the three months ended March 31, 2013 compared to approximately $1.1 million for the three months ended March 31, 2012. The increase was primarily attributable to increases of approximately $1.2 million in costs associated with contracting with Quintiles Commercial for marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, regulatory, and communications and/or other advisory services in the EU beginning in the fourth quarter of 2012, $890,000 in advertising and promotion in preparation for the commercial launch of ILUVIEN in the EU, and $210,000 associated with the hiring of new marketing and medical marketing directors of Europe in the fourth quarter of 2012 to support the EU launch of ILUVIEN.
Interest expense. Interest expense decreased by approximately $90,000, or 39%, to approximately $140,000 for the three months ended March 31, 2013 compared to approximately $230,000 for the three months ended March 31, 2012. Interest expense for the three months ended March 31, 2013 and 2012 was incurred in connection with our Credit Facility with Silicon Valley Bank and MidCap Financial LLP. The decrease was primarily attributable to lower principal balances with both Silicon Valley Bank and MidCap Financial LLP due to amortization payments which began in August 2011.
Change in fair value of derivative warrant liability. Change in fair value of derivative warrant liability resulted in non-cash expense of approximately $5.6 million for the three months ended March 31, 2013. The increased loss was primarily due to an increase in the fair market value of our underlying common stock since December 31, 2012.

Liquidity and Capital Resources
To date we have incurred recurring losses, negative cash flow from operations, and have accumulated a deficit of $245.1 million from our inception through March 31, 2013. Prior to our IPO in April 2010, we funded our operations through the private placement of common stock, preferred stock, preferred stock warrants and convertible debt, as well as by the sale of certain assets of the non-prescription business in which we were previously engaged.
As of March 31, 2013, we had approximately $39.3 million in cash and cash equivalents. We launched ILUVIEN in the United Kingdom and Germany, in April and May of 2013, respectively, and currently plan to launch ILUVIEN in France in late 2013. We believe that we have sufficient funds available to fund our operations for the commercialization of ILUVIEN in these EU countries. We do not expect to have positive cash flow from operations until 2014, if at all. The commercialization of ILUVIEN is dependent upon numerous factors and we cannot be sure that future sales of ILUVIEN will generate enough revenue to fund our operations beyond the initial commercialization. Due to the uncertainty around the market acceptance of ILUVIEN following its commercial launch, management cannot be certain that we will not need additional funds for its commercialization. If ILUVIEN is not approved in additional jurisdictions or does not generate sufficient revenue, we may adjust our commercial plans so that we can continue to operate with our existing cash resources or seek to raise additional financing.
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
For the three months ended March 31, 2013, cash used in our operations of $9.8 million was primarily due to our net loss of $14.0 million decreased by a non-cash loss of $5.6 million for a change in derivative warrant liability and by non-cash stock-based compensation and other expense of $530,000. Further increasing our cash used in operations was a net decrease in accounts payable, accrued expenses and other current liabilities of $1.1 million and an increase in prepaid expenses and other current assets of $610,000. Accounts payable, accrued expenses and other current liabilities decreased primarily due to decreases of $1.4 million paid to Quintiles Commercial for marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, regulatory, medical science liaison and communications and/or other advisory services in the EU and $250,000 paid to our third party reading center for additional analysis of photographs of the retina of patients of our FAME Study to be included in the response to the second CRL from the FDA. Prepaid expenses and other current assets increased primarily due to $450,000 receivable from Quintiles Commercial for excess billings during first quarter of 2013 and $140,000 in prepaid marketing expense for meetings and conventions.
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
For the three months ended March 31, 2013, net cash used by our investing activities was $28,000, which was due to the purchases of property and equipment.
For the three months ended March 31, 2012, net cash provided by our investing activities was $500,000, which was due to the maturities of investments.
For the three months ended March 31, 2013, net cash used in our financing activities was $460,000, which was primarily due to payments on principal on our notes payable to SVB and MidCap.
For the three months ended March 31, 2012, net cash used in our financing activities was $570,000, which was primarily due to payments of principal on our notes payable to SVB and MidCap.

Contractual Obligations and Commitments
In connection with our efforts to obtain the approval of ILUVIEN from the FDA, in February 2012, we engaged a consultant for services related to the continued pursuit of approval of ILUVIEN in the U.S. During the three month periods ended March 31, 2013 and 2012, we recorded charges of $450,000 and $375,000, respectively, pertaining to consulting fees related to our agreement with this consultant. We expect to record an additional $825,000 in charges in connection with this agreement through December 31, 2013. In addition, we have agreed to pay the consultant $2.0 million, if, and only if, the FDA approves our NDA for ILUVIEN.
In November 2012, we entered into an agreement with Quintiles Commercial Europe Limited. Under the agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) will provide certain services to us in connection with the commercialization of ILUVIEN in certain countries in Europe under subsequent project orders. Such services may include marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, regulatory, medical science liaison and communications and/or other advisory services. Currently, we have entered into six project orders with Quintiles Commercial for the provision of services in Germany, the United Kingdom and France. Under the existing project orders, we will incur approximately $27.1 million in costs with Quintiles Commercial through 2015. During the three month period ended March 31, 2013 we recorded charges of $1.7 million in connection with this agreement. At March 31, 2013, $1.1 million is included in outsourced services payable and $1.7 million is included in prepaid expenses and other current assets.
There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 28, 2013.
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
In March 2013, the FASB issued Accounting Standard Update (ASU) No. 2013-05: Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), which applies to the release of the cumulative translation adjustment resulting from certain events occurring in foreign subsidiaries. ASU 2013-05 is effective for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2012. The adoption of ASU 2013-05 did not have a material impact on our interim financial statements.
In February  2013, the FASB issued ASU No. 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on our interim financial statements.

ITEM 3. Qualitative and Quantitative Disclosures About Market Risk
Not applicable.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
We are not a party to any material pending legal proceedings, and management is not aware of any contemplated proceedings by any governmental authority against us.
ITEM 1A. Risk Factors
In our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 28, 2013, we identify under Item 1A of Part I important factors which could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. There have been no material changes in our risk factors subsequent to the filing of our Form 10-K for the fiscal year ended December 31, 2012. However, the risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit
Number	Description

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+*	XBRL Instance Document.

101.SCH+*	XBRL Taxonomy Extension Schema Document.

101.CAL+*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+*	XBRL Taxonomy Extension Label Link Document.

101.PRE+*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

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

ALIMERA SCIENCES, INC.

May 10, 2013	By:	/s/ C. Daniel Myers
C. Daniel Myers
Chief Executive Officer and President
(Principal Executive Officer)

May 10, 2013	By:	/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+*	XBRL Instance Document.

101.SCH+*	XBRL Taxonomy Extension Schema Document.

101.CAL+*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+*	XBRL Taxonomy Extension Label Link Document.

101.PRE+*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

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