Form 10-Q
period 2013-06-30
ALIMERA SCIENCES INC
filed 2013-08-14
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2013, there were 31,591,289 shares of the registrant’s common stock issued and outstanding.

ALIMERA SCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Interim Condensed Consolidated Financial Statements (unaudited)
ALIMERA SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$31,925	$49,564
Accounts receivable, net	129	—
Prepaid expenses and other current assets	3,206	2,029
Inventory (Note 5)	1,813	719
Deferred financing costs	313	95
Total current assets	37,386	52,407
PROPERTY AND EQUIPMENT — at cost less accumulated depreciation	469	114
TOTAL ASSETS	$37,855	$52,521
CURRENT LIABILITIES:
Accounts payable	$3,195	$1,973
Accrued expenses (Note 6)	1,601	1,179
Outsourced services payable	1,292	2,616
Notes payable (Note 8)	1,111	2,273
Capital lease obligations	9	6
Total current liabilities	7,208	8,047
NON-CURRENT LIABILITIES:
Derivative warrant liability	16,754	4,418
Notes payable — less current portion (Note 8)	3,889	703
Other non-current liabilities	33	209
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value — 10,000,000 shares authorized at June 30, 2013 and December 31, 2012:
Series A Convertible Preferred Stock, 1,300,000 authorized and 1,000,000 issued and outstanding at June 30, 2013 and at December 31, 2012; liquidation preference of $40,000 at June 30, 2013 and at December 31, 2012	32,045	32,045
Common stock, $.01 par value — 100,000,000 shares authorized, 31,591,289 shares issued and outstanding at June 30, 2013 and 31,541,286 shares issued and outstanding at December 31, 2012	316	315
Additional paid-in capital	238,567	237,485
Common stock warrants	461	415
Accumulated deficit	(261,463)	(231,116)
Accumulated other comprehensive income	45	—
TOTAL STOCKHOLDERS’ EQUITY	9,971	39,144
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,855	$52,521
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
REVENUE	$179	$—	$179	$—
COST OF GOODS SOLD	(11)	—	(11)	—
GROSS MARGIN	168	—	168	—

RESEARCH AND DEVELOPMENT EXPENSES	2,180	1,856	4,203	3,437
GENERAL AND ADMINISTRATIVE EXPENSES	2,429	1,548	5,099	2,982
SALES AND MARKETING EXPENSES	4,898	1,088	8,461	2,201
OPERATING EXPENSES	9,507	4,492	17,763	8,620

INTEREST EXPENSE AND OTHER	(129)	(210)	(263)	(443)
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	(6,742)	—	(12,336)	—
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(153)	—	(153)	—
NET LOSS	$(16,363)	$(4,702)	$(30,347)	$(9,063)
ACCRETION OF PREFERRED STOCK BENEFICIAL CONVERSION FEATURE	(4,950)	—	(4,950)	—
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(21,313)	$(4,702)	$(35,297)	$(9,063)
NET LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS — Basic and diluted	$(0.67)	$(0.15)	$(1.12)	$(0.29)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	31,574,858	31,430,651	31,560,294	31,429,003
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
NET LOSS	$(16,363)	$(4,702)	$(30,347)	$(9,063)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	37	—	45	—
TOTAL OTHER COMPREHENSIVE INCOME	37	—	45	—
COMPREHENSIVE LOSS	$(16,326)	$(4,702)	$(30,302)	$(9,063)

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Six Months Ended June 30,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,347)	$(9,063)
Loss from early extinguishment of debt	153	—
Depreciation and amortization	59	53
Stock-based compensation expense and other	990	923
Amortization of deferred financing costs and debt discount	82	117
Loss on change in fair value of derivative warrant liability	12,336	—
Changes in assets and liabilities:
Accounts receivable	(129)	—
Prepaid expenses and other current assets	(1,177)	(246)
Inventory	(1,094)	(206)
Accounts payable	1,132	(669)
Accrued expenses and other current liabilities	(902)	(1,018)
Other long-term liabilities	(201)	46
Net cash used in operating activities	(19,098)	(10,063)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments	—	500
Purchases of property and equipment	(381)	(11)
Net cash (used in) provided by investing activities	(381)	489
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	59	—
Payment of principal on notes payable	(3,067)	(1,250)
Proceeds from issuance of notes payable	5,000	—
Payment of debt costs	(223)	—
Proceeds from sale of common stock	33	13
Payments on capital lease obligations	(7)	(6)
Net cash provided by (used in) financing activities	1,795	(1,243)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	45	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,639)	(10,817)
CASH AND CASH EQUIVALENTS — Beginning of Period	49,564	33,108
CASH AND CASH EQUIVALENTS — End of Period	$31,925	$22,291
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$183	$315
Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$33	$—
There were no income tax or dividend payments made for the six months ended June 30, 2013 and 2012.

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
In November 2010, the Company received a Preliminary Assessment Report (PAR) from the RMS and in December 2010, it received a Complete Response Letter (CRL) from the FDA regarding its respective registration filings. The primary concerns expressed in both the PAR and the CRL centered on the benefits of ILUVIEN in treating DME patients versus the risk of its side effects. Further analysis of the Company’s two completed Phase 3 pivotal clinical trials (collectively, the FAME Study) data through its final readout at month 36, demonstrated that a pre-planned subgroup of chronic DME patients demonstrated a greater benefit to risk profile than the full population dataset in the Company’s original filings.
The Company submitted its response to the CRL to the FDA in May 2011, including additional safety and efficacy data through month 36 of the FAME Study with an emphasis on the chronic DME subgroup. In July 2011, the Company submitted a draft response to the PAR to the United Kingdom Medicines Healthcare products Regulatory Agency (MHRA), the regulatory body acting as the RMS, which included a similar data package.
In November 2011, the FDA issued a second CRL to communicate that the NDA could not be approved in its then current form stating that the NDA did not provide sufficient data to support that ILUVIEN is safe and effective in the treatment of patients with DME. The FDA stated that the risks of adverse reactions shown for ILUVIEN in the FAME Study were significant and were not offset by the benefits demonstrated by ILUVIEN in these clinical trials. In its second CRL, the FDA indicated that the Company would need to conduct two additional clinical trials to demonstrate that the product is safe and effective for the proposed indication. During the second quarter of 2012, the Company met with the FDA in an effort to gain a better understanding of the regulatory path for ILUVIEN in the U.S. Based upon this meeting, the Company submitted a response to the second CRL to the FDA, which included additional analysis of the benefits and risks of ILUVIEN based upon clinical data available from the FAME Study, and received a Prescription Drug User Fee Act (PDUFA) goal date of October 17, 2013. The Company does not plan to conduct additional trials for DME at this time.
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
The Company launched ILUVIEN in the United Kingdom and Germany in April and May of 2013, respectively, and currently plans to launch ILUVIEN in France in early 2014. The Company is also pursuing reimbursement in these countries. In January 2013, the United Kingdom’s National Institute for Health and Care Excellence (NICE) published final guidance indicating that ILUVIEN is not cost effective for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies given the cost of £5500. The Company submitted a simple patient access scheme (PAS) for ILUVIEN to NICE for consideration under its rapid review facility. In June 2013, the NICE Appraisal Committee issued a positive Appraisal Consultation Document (ACD) on ILUVIEN for the treatment of pseudophakic patients with chronic (DME) considered insufficiently responsive to available therapies, taking the PAS into consideration. The ACD

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recommends a change to the published guidance issued by NICE in January 2013. The NICE Appraisal Committee is expected to meet again in August 2013 to consider additional consultation and comment on the ACD and communicate its decision at a later date. There is no guarantee, however, that NICE will change its final guidance as a result of the recommendation by the Appraisal Committee contained in the ACD. If NICE fails to change its published guidance, the Company's business may be materially and adversely affected.
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
3. ACCOUNTING POLICIES
The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012. Certain of the Company’s more significant accounting policies adopted in the current year are as follows:
Segment Reporting
The Company's chief decision maker is the Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the business is principally managed on an aggregate basis.  All of the Company's revenues are currently, and for the foreseeable future, generated in the European Union (EU).  Additionally, the majority of the Company's expenditures and personnel either directly support its efforts in the EU, or cannot be specifically attributed to a geography outside of the EU. Therefore, the Company has only one reportable operating segment. If the Company commercializes ILUVIEN in additional jurisdictions in the future, management expects to report multiple operating segments based on geographic segmentation.
Translation Policy
The U.S. dollar is the functional currency for Alimera Sciences, Inc. The Euro is the functional currency for the majority of the Company's subsidiaries operating outside of the U.S.
For Alimera Sciences, Inc., foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for nonmonetary balance sheet accounts, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the non-monetary balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in income.
For the subsidiaries operating outside of the U.S. that are denominated in the Euro, assets and liabilities are translated at end-of-period rates while revenues and expenses are translated at average rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income.
Revenue Recognition
The Company recognizes revenue from its product sales when title passes and the risks and reward of ownership have passed to the customer based on the terms of sale. Title passes generally upon shipment or upon receipt by the customer depending on the agreement with the customer. Precise information regarding the receipt of product by the customer is not always readily available. In these cases, we estimate the date of receipt based upon our shipping policies by geographic

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

location. In our current commercial markets of Germany and the United Kingdom, our shipping policies require delivery within 24 hours of shipment in most instances.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are generated through sales primarily to pharmacies, hospitals and wholesalers. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management's best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability. Provisions for doubtful accounts are charged to operations at the time management determines these accounts may become uncollectable. The Company writes off accounts receivable when management determines they are uncollectable and credits payments subsequently received on such receivables to bad debt expense in the period received. There were no write-offs for the three or six months periods ended June 30, 2013.
Inventory Policy
Inventories are stated at the lower of cost or market with cost determined under the first in, first out (“FIFO”) method. Included in inventory costs are component parts, work-in-progress and finished goods. The Company relies on third party manufacturers for the production of all inventory and does not capitalize any internal costs. The Company periodically reviews inventories for excess or obsolete inventory and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated, or if there are any further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-downs will be required.
Recent Accounting Pronouncements
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
4. FACTORS AFFECTING OPERATIONS
To date the Company has incurred recurring losses, negative cash flow from operations, and has accumulated a deficit of $261,463,000 from the Company’s inception through June 30, 2013. As of June 30, 2013, the Company had approximately $31,925,000 in cash and cash equivalents.
The Company launched ILUVIEN in the United Kingdom and Germany in April and May of 2013, respectively, and currently plans to launch ILUVIEN in France in early 2014. The Company believes that it has sufficient funds available, including amounts available under its 2013 Line of Credit (Note 8), to fund its operations for the commercialization of ILUVIEN in these EU countries. The Company does not expect to have positive cash flow from operations until 2014, if at all. If ILUVIEN does not generate sufficient revenue, or the Company does not maintain compliance with covenants under its loan agreements, the Company may adjust its commercial plans so that it can continue to operate with its existing cash resources or seek to raise additional financing.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. INVENTORY
Inventory consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Component parts (1)	$281	$35
Work-in-process (2)	834	684
Finished goods	698	—
Total inventory	$1,813	$719

(1)	Component parts inventory consisted of fluocinolone acetonide (FAc) and manufactured components of the ILUVIEN applicator.

(2)	Work-in-process consisted of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing as required by regulatory authorities.
6. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Accrued clinical investigator expenses	$798	$897
Accrued other compensation expenses	747	237
Other accrued expenses	56	45
Total accrued expenses	$1,601	$1,179
7. LICENSE AGREEMENTS
The Company entered into an agreement with pSivida US, Inc. (pSivida) for the use of FAc in pSivida’s proprietary delivery device in February 2005, which was subsequently amended and restated in March 2008. pSivida is a global drug delivery company committed to the biomedical sector and the development of drug delivery products. The Company's agreement with pSivida provides it with a worldwide exclusive license to develop and sell ILUVIEN.
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
Upon commercialization of ILUVIEN, the Company must share 20% of net profits, by country, and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN, as defined by the agreement, with pSivida. In connection with this arrangement the Company is entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits, by country. As of June 30, 2013 and December 31, 2012, the Company was owed $8,037,000 and $5,565,000, respectively, in commercialization costs. Due to the uncertainty of future net profits, the Company has fully reserved these amounts in the accompanying interim financial statements. The Company will owe pSivida an additional milestone payment of $25,000,000 if ILUVIEN is approved by the FDA.

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
8. LOAN AGREEMENTS
2010 Term Loan
The Company entered into a loan and security agreement with Silicon Valley Bank (SVB) and MidCap Financial LLP (MidCap and together with SVB, the Lenders) in October 2010, which was subsequently amended in May 2011 (as amended, the 2010 Term Loan Agreement). Pursuant to the 2010 Term Loan Agreement, in October 2010 the Company borrowed an aggregate of $6,250,000 from the Lenders (the 2010 Term Loan). The 2010 Term Loan Agreement also provided for the ability to drawdown an additional $11,000,000 subject to FDA approval of the NDA for ILUVIEN by December 31, 2011, which was not obtained.
In August 2011, the Company began repaying the outstanding principal under the 2010 Term Loan in 33 equal monthly installments plus interest at a rate of 11.5%. At maturity, the Company was also required to make an additional interest payment equal to 4% of the total amount borrowed. The Company paid to the Lenders an upfront fee of $62,500 upon execution of the 2010 Term Loan Agreement and an additional fee of $50,000 in connection with the May 2011 amendment. In accordance with FASB Accounting Standard Codification (ASC) 470-50-40-17, Debt - Modifications and Extinguishments (ASC 470-50-40-17), the Company was amortizing the deferred financing costs on the 2010 Term Loan and the $50,000 modification fee over the remaining term of the 2010 Term Loan, as modified.
In October 2010, in connection with entering into the 2010 Term Loan, the Company issued the Lenders warrants to purchase up to 39,773 shares of the Company's common stock. Each of the warrants were exercisable upon issuance, had a per-share exercise price of $11.00 and a term of 10 years. The Company estimated the fair value of warrants granted using the Black-Scholes option pricing model to be $389,000. The Company allocated a portion of the proceeds from the 2010 Term Loan to the warrants in accordance with ASC 470-20-25-2, Debt Instruments with Detachable Warrants. As a result, the Company recorded a discount of $366,000 which was amortized to interest expense using the effective interest method. The Lenders were also issued warrants to purchase up to an aggregate of 69,999 additional shares of the Company's common stock, which were exercisable only upon the drawdown of the additional $11,000,000 subject to FDA approval of the NDA for ILUVIEN by December 31, 2011, which was not obtained.
In May 2013, the Company repaid all amounts owed to the Lenders under the 2010 Term Loan, including the final interest payment equal to 4% of the total amount borrowed, and a 1.0% prepayment penalty on the then outstanding principal owed to MidCap. In connection with the repayment of the 2010 Term Loan, and in accordance with ASC 470-50-40-17, the Company recognized a loss on early extinguishment of debt of $154,000 associated with the remaining unamortized deferred financing costs, unamortized discount associated with the Lenders' warrants, the final interest payment, the prepayment penalty and a lender fee and warrants associated with a new term loan.
Working Capital Revolver
In October 2010, the Company and SVB entered into a loan and security agreement, which was subsequently amended in May 2011 (as amended, the 2010 Revolving Loan Agreement), pursuant to which the Company obtained a secured revolving line of credit from SVB against eligible U.S. domestic accounts receivable with borrowing availability up to $20,000,000. Upon entering into the 2010 Revolving Loan Agreement, the Company paid to SVB an upfront fee of $100,000. As of December 31, 2012, no amounts under the 2010 Revolving Loan Agreement were outstanding or available to the Company. In May 2013, the Company and SVB terminated the 2010 Revolving Loan Agreement.
2013 Loan Agreement
In May 2013, Alimera Sciences Limited (Limited), a subsidiary of the Company, entered into a loan and security agreement (2013 Loan Agreement) with SVB to provide Limited with additional working capital for general corporate purposes. Under the 2013 Loan Agreement, SVB has made a term loan (2013 Term Loan) in the principal amount of $5,000,000 to Limited and has agreed to provide up to an additional $15,000,000 to Limited under a working capital line of credit (2013 Line of Credit). No advances were made at closing under the 2013 Line of Credit and no amounts were outstanding as of June 30, 2013.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2013 Term Loan provides for interest only payments for six months followed by 36 monthly payments of interest, plus principal. Interest on outstanding borrowings under the 2013 Term Loan is payable at the rate of 7.50%. Borrowings under the 2013 Line of Credit will be advanced at 80% of eligible accounts receivable as defined in the 2013 Loan Agreement. Interest is payable on the balance of eligible accounts financed at the rate of 2.75% above SVB's most recently announced “prime rate.” Limited is also required to pay SVB on a monthly basis an unused line fee equal to 0.25% per annum of the average unused portion of the 2013 Line of Credit during the preceding month. The maturity dates are June 30, 2015 with respect to the 2013 Line of Credit and October 31, 2016 with respect to the 2013 Term Loan.
In connection with entering into the 2013 Loan Agreement, Limited paid SVB a facility fee of $25,000. Additionally, the Company re-priced warrants to purchase an aggregate of up to 31,818 shares of the Company’s common stock previously issued to SVB in connection with the 2010 Term Loan; 15,909 of which were previously exercisable only upon the drawdown of the additional $11,000,000 of the 2010 Term Loan subject to FDA approval of the NDA for ILUVIEN by December 31, 2011. Upon re-pricing, each of the warrants was exercisable immediately at a per-share exercise price of $2.86 and had a remaining term of 7.4 years. The Company estimated the incremental fair value received by SVB using the Black-Scholes option pricing model to be $46,000. In accordance with ASC 470-50-40-17, the Company expensed the facility fee and incremental value of the warrants associated with the 2013 Term Loan as part of the loss on early extinguishment of the 2010 Term Loan. Warrants to purchase up to an aggregate of 54,090 additional shares of the Company's common stock, which were exercisable only upon the drawdown of the additional $11,000,000 of the 2010 Term Loan subject to FDA approval of the NDA for ILUVIEN by December 31, 2011, which was not obtained, remain outstanding.
In connection with the 2013 Line of Credit, Limited paid a commitment fee of $100,000. In accordance with ASC 470-50-40-17, the Company capitalized the commitment fee and $49,000 of deferred financing costs remaining on the 2010 Revolving Loan Agreement as deferred financing costs, which are being amortized over the remaining term of the 2013 Line of Credit.
If Limited repays the 2013 Term Loan prior to October 31, 2016, it will pay to SVB a prepayment penalty of 3% of the total principal amount if the prepayment occurs within one year after the funding date and 2% of the total principal amount if the prepayment occurs between one and two years after the funding date, provided in each case that such prepayment penalty will be reduced by 50% in the event of an acquisition of Limited (either alone, or in connection with the acquisition of the Company or any of its subsidiaries). In addition, if Limited terminates the 2013 Line of Credit prior to June 30, 2015, it will pay to SVB a termination fee of $112,500, which will be reduced by 50% in the event of an acquisition described above.
Limited also agreed to customary affirmative and negative covenants and events of default in connection with these arrangements. Further, the Company, on a consolidated basis, must maintain a minimum “adjusted quick ratio,” tested as of the last day of each month, of at least 1.5:1.0. The adjusted quick ratio is the ratio of (x) the Company's consolidated, unrestricted and unencumbered cash plus net billed trade accounts receivable to (y) the Company's current liabilities (including all obligations owed to SVB) minus the current portion of deferred revenue. The occurrence of an event of default could result in the acceleration of Limited's obligations under the 2013 Loan Agreement and an increase to the applicable interest rate, and would permit SVB to exercise remedies with respect to the collateral under the 2013 Loan Agreement, including foreclosure on the Company's intellectual property. As of June 30, 2013, the Company, on a consolidated basis with its subsidiaries, was in material compliance with all of the covenants of the 2013 Term Loan and 2013 Line of Credit.
Limited's obligations to SVB are secured by a first priority security interest in substantially all of Limited's assets. The Company and certain of its subsidiaries are guarantors of the obligations of Limited to SVB under the 2013 Loan Agreement pursuant to separate guaranty agreements. Pursuant to the guaranties, the Company and these subsidiaries granted SVB a first priority security interest in substantially all of their respective assets.
The weighted average interest rates of the Company's notes payable approximate the rate at which the Company could obtain alternative financing; therefore, the carrying amount of the notes approximated their fair value at December 31, 2012 and June 30, 2013.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. LOSS PER SHARE (EPS)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Preferred stock	15,037,594	—	15,037,594	—
Preferred stock warrants	1,089,446	—	334,717	—
Common stock warrants	14,498	4,236	5,620	3,598
Stock options	2,720,886	1,134,081	2,213,463	873,866
Total	18,862,424	1,138,317	17,591,394	877,464
10. PREFERRED STOCK
On October 2, 2012, the Company closed its preferred stock financing in which it sold units consisting of 1,000,000 shares of Series A Convertible Preferred Stock and warrants to purchase 300,000 shares of Series A Convertible Preferred Stock for gross proceeds of $40,000,000, prior to the payment of approximately $560,000 of related issuance costs. The powers, preferences and rights of the Series A Convertible Preferred Stock are set forth in the certificate of designation filed by the Company with the Secretary of State of the State of Delaware on October 1, 2012. Each share of Series A Convertible Preferred Stock, including any shares of Series A Convertible Preferred Stock issued upon exercise of the warrants, is convertible into shares of the Company’s common stock at any time at the option of the holder at the rate equal to $40.00 divided by the then current conversion price (Conversion Price). The initial Conversion Price of $2.91 was subject to adjustment to $3.16 or $2.66 based on the occurrence or non-occurrence of certain events relating to guidance from NICE regarding ILUVIEN, in addition to certain customary price-based anti-dilution adjustments. Each share of Series A Convertible Preferred Stock shall automatically be converted into shares of common stock at the then-effective Conversion Price upon the occurrence of the later to occur of both (i) the Company receives and publicly announces the approval by the FDA of the Company’s NDA for ILUVIEN and (ii) the date on which the Company consummates an equity financing transaction pursuant to which the Company sells to one or more third party investors either (a) shares of common stock or (b) other equity securities that are convertible into shares of common stock and that have rights, preference or privileges, senior to or on a parity with, the Series A Convertible Preferred Stock, in each case having an as-converted per share of common stock price of not less than $10.00 and that results in total gross proceeds to the Company of at least $30,000,000.
On June 30, 2013, the Conversion Price was automatically adjusted to $2.66. As a result of the adjustment to the Conversion Price, the value of the common stock underlying the Series A Convertible Preferred Stock at issuance exceeded the amount of the net proceeds allocated to the Series A Convertible Preferred Stock at issuance. Therefore, the Company recorded the contingent beneficial conversion feature of $4,950,000 as an increase in additional paid in capital. Because the Series A Convertible Preferred Stock was immediately convertible into common stock at the option of the holder on June 30, 2013, the Company immediately accreted the full value of the beneficial conversion feature to the carrying value of the Series A Convertible Preferred Stock on that date.
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
These warrants are considered derivative instruments because the agreements provide for settlement in Series A Convertible Preferred Stock shares or common stock shares at the option of the holder, an adjustment to the warrant exercise price for common shares at some point in the future, and contain anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. Therefore the warrants were recorded as a

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability at issuance. At June 30, 2013 and December 31, 2012, the fair market value of the warrant liability was estimated to be $16,754,000 and $4,418,000, respectively. The Company recorded losses of $6,742,000 and $12,336,000 as a result of the change in fair value of the warrants in the three and six month periods ended June 30, 2013, respectively.
In second quarter of 2013, the Company concluded that it was appropriate to classify the derivative warrant liability as a non-current liability because the warrants do not provide for cash settlement, and will be settled in shares of either Series A Convertible Preferred Stock or common stock at the option of the holder. The prior period amount has been reclassified for consistency with the current period presentation. This reclassification had no effect on the reported results of operations.
11. STOCK INCENTIVE PLANS
Stock Option Plans
During the three months ended June 30, 2013 and 2012, the Company recorded compensation expense related to stock options of approximately $448,000 and $453,000, respectively. During the six months ended June 30, 2013 and 2012, the Company recorded compensation expense related to stock options of approximately $976,000 and $794,000, respectively. As of June 30, 2013, the total unrecognized compensation cost related to non-vested stock options granted was $4,240,000 and is expected to be recognized over a weighted average period of 2.69 years. The following table presents a summary of stock option transactions for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	5,849,838	$2.63	3,645,519	$3.17	5,493,079	$2.67	2,607,446	$3.88
Grants	172,500	5.26	52,500	2.77	560,000	3.09	1,127,500	1.71
Forfeitures	(106,500)	1.66	—	—	(122,412)	2.06	(36,927)	8.67
Exercises	(20,000)	1.33	—	—	(34,829)	1.70	—	—
Options outstanding at period end	5,895,838	2.73	3,698,019	3.17	5,895,838	2.73	3,698,019	3.17
Weighted average per share fair value of options granted during the period	$4.01		$2.07		$2.38		$1.33
The following table provides additional information related to outstanding stock options, fully vested stock options and stock options expected to vest as of June 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	5,895,838	$2.73	7.34 years	$15,487
Exercisable	2,836,201	3.05	5.37 years	7,030
Expected to vest	2,319,872	2.62	9.19 years	6,142

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
 Restricted Stock Units
In February 2012, the Company awarded 85,447 restricted stock units (RSUs), to executive officers and employees at a grant date fair value of $1.70 per RSU. A RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of the RSUs was determined on the date of grant based on the closing price of the Company’s common stock on the date of grant, which equals the RSU’s intrinsic value. The RSUs were to vest upon the receipt of marketing authorization of ILUVIEN in four of the seven EU countries in which ILUVIEN is recommended for marketing authorization (Note 1). During 2012, the vesting requirements were met and, as a result, the RSUs became fully vested. During the three and six months ended June 30, 2012, the Company recognized $109,000 in compensation expense in connection with the RSUs. The Company did not recognize any compensation expense during the three and six month periods ended June 30, 2013 in connection with the RSUs.
12. INCOME TAXES
In accordance with ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities. The Company records a valuation allowance against its net deferred tax asset to reduce the net carrying value to an amount that is more likely than not to be realized.
Income tax positions are considered for uncertainty in accordance with ASC 740, Income Taxes. The Company believes that its income tax filing positions and deductions are more likely than not of being sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position; therefore, no liabilities and no related penalties and interest have been recorded. Tax years since 2003 remain subject to examination in Georgia, Tennessee, and on the federal level. The Company does not anticipate any material changes to its uncertain tax positions within the next 12 months.
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
The Company has federal and state net operating loss (NOL) carry-forwards that are available to reduce future income unless otherwise taxable. NOL carry-forwards may be subject to annual limitations under Internal Revenue Code (IRC) Section 382 (or comparable provisions of state law) in the event that certain changes in ownership of the Company were to occur. The Company periodically evaluates its NOL carry-forwards and whether certain changes in ownership have occurred that would limit the Company’s ability to utilize a portion of its NOL carry-forwards. If it is determined that significant ownership changes have occurred since the Company generated its NOL carry-forwards, it may be subject to annual limitations on the use of these NOL carry-forwards under IRC Section 382 (or comparable provisions of state law). The issuance of the Series A Convertible Preferred Stock on October 2, 2012 constituted such a change in ownership. As a result of this change in ownership, the Company performed a formal analysis in connection with IRC Section 382 and determined that approximately$13,700,000 of its NOLs generated prior to the change in ownership could not be utilized in the future.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. FAIR VALUE
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
The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents(1)	$30,943	$—	$—	$30,943
Assets measured at fair value	$30,943	$—	$—	$30,943

Liabilities:
Derivative warrant liability (2)	$—	$16,754	$—	$16,754
Liabilities measured at fair value	$—	$16,754	$—	$16,754

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents(1)	$48,943	$—	$—	$48,943
Assets measured at fair value	$48,943	$—	$—	$48,943

Liabilities:
Derivative warrant liability (2)	$—	$4,418	$—	$4,418
Liabilities measured at fair value	$—	$4,418	$—	$4,418

(1)	The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

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
Various statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

•	delay in or failure to obtain regulatory approval of our product candidates;

•	uncertainty as to our ability to commercialize (alone or with others), and market acceptance of, ILUVIEN in the EU;

•	our inability to successfully market and sell ILUVIEN following regulatory approval in additional markets;

•	the extent of government regulations;

•	uncertainty as to the pricing and reimbursement guidelines for ILUVIEN and our product candidates;

•	uncertainty as to the relationship between the benefits of ILUVIEN and our product candidates and the risks of their side-effect profiles;

•	dependence on third-party manufacturers to manufacture ILUVIEN and our product candidates in sufficient quantities and quality;

•	uncertainty of clinical trial results;

•	limited sales and marketing infrastructure; and

•	our ability to operate our business in compliance with the covenants and restrictions that we are subject to under our loan agreements.
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
We launched ILUVIEN in the United Kingdom and Germany, in April and May of 2013, respectively, and currently plan to launch ILUVIEN in France in early 2014. We are also currently pursuing reimbursement in the United Kingdom, Germany and France. In January 2013, the United Kingdom’s National Institute for Health and Care Excellence (NICE) published final guidance indicating that ILUVIEN is not cost effective for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies given the cost of £5500. We submitted a simple patient access scheme (PAS) for ILUVIEN to NICE for consideration under its rapid review facility. In June 2013, the NICE Appraisal Committee issued a positive Appraisal Consultation Document (ACD) on ILUVIEN for the treatment of pseudophakic patients with chronic diabetic macular edema (DME) considered insufficiently responsive to available therapies, taking the PAS into consideration. The ACD recommends a change to the published guidance issued by NICE in January 2013. The NICE Appraisal Committee is expected to meet again in August 2013 to consider additional consultation and comment on the ACD and communicate its decision at a later date. There is no guarantee, however, that NICE will change its final guidance as a result of this latest recommendation by the Appraisal Committee. If NICE fails to change its published guidance, our business may be materially and adversely affected.
We submitted a New Drug Application (NDA) in June 2010 for ILUVIEN in the U.S. with the U.S. Food and Drug Administration (FDA) and in December 2010, we received a Complete Response Letter (CRL) from the FDA regarding our NDA. The primary concerns expressed in the CRL centered on the benefits of ILUVIEN in treating DME patients versus the risk of its side effects. Further analysis of our two completed Phase 3 pivotal clinical trials (collectively, the FAME Study) data through its final readout at month 36, demonstrated that a pre-planned subgroup of chronic DME patients demonstrated a greater benefit to risk profile than the full population dataset in our original NDA filing. We submitted our response to the CRL to the FDA in May 2011, including additional safety and efficacy data through month 36 of the FAME Study with an emphasis on the chronic DME subgroup. In November 2011, the FDA issued a second CRL to communicate that the NDA could not be approved in its then current form stating that the NDA did not provide sufficient data to support that ILUVIEN is safe and effective in the treatment of patients with DME. The FDA stated that the risks of adverse reactions shown for ILUVIEN in the FAME Study were significant and were not offset by the benefits demonstrated by ILUVIEN in these clinical trials. In its second CRL, the FDA indicated that we would need to conduct two additional clinical trials to demonstrate that ILUVIEN is safe and effective for the proposed indication. During the second quarter of 2012, we met with the FDA in an effort to gain a better understanding of the regulatory path for ILUVIEN in the U.S. Based upon this meeting, we have submitted a response to the second CRL to the FDA, which included additional analysis of the benefits and risks of ILUVIEN based upon clinical data available from the FAME Study, including special assessments of the fundus photographs. Additionally, data from an ongoing study assessing utility of the commercial injector was submitted. We received a Prescription Drug User Fee Act (PDUFA) goal date of October 17, 2013. We do not plan to conduct additional trials for DME at this time.
We commenced operations in June 2003. Since our inception we have incurred significant losses. As of June 30, 2013, we have accumulated a deficit of $261.5 million. We expect to incur substantial losses through the projected commercialization of ILUVIEN as we:

•	complete the registration of ILUVIEN for DME;

•	continue to execute the commercial launch of ILUVIEN in the European Union (EU);

•	continue to seek regulatory approval of ILUVIEN in the U.S. and other jurisdictions;

•	evaluate the use of ILUVIEN for the treatment of other diseases; and

•	advance the clinical development of other new product candidates either currently in our pipeline, or that we may license or acquire in the future.
As of June 30, 2013, we had approximately $31.9 million in cash and cash equivalents.

We launched ILUVIEN in the United Kingdom and Germany, in April and May of 2013, respectively, and currently plan to launch ILUVIEN in France in early 2014. We believe that we have sufficient funds available, including amounts available under our 2013 Line of Credit, to fund our operations for the commercialization of ILUVIEN in these EU countries. We do not expect to have positive cash flow from operations until 2014, if at all. If ILUVIEN does not generate sufficient revenue, or we do not maintain compliance with covenants under our loan agreements, we may adjust our commercial plans so that we can continue to operate with our existing cash resources or seek to raise additional financing.
Our Agreement with pSivida US, Inc.
We entered into an agreement with pSivida US, Inc. (pSivida) in February 2005, which was subsequently amended and restated in March 2008, for the use of fluocinolone acetonide (FAc) in pSivida’s proprietary delivery device in February 2005. pSivida is a global drug delivery company committed to the biomedical sector and the development of drug delivery products. Our agreement with pSivida provides us with a worldwide exclusive license to develop and sell ILUVIEN, which consists of a tiny polyimide tube with membrane caps that is filled with FAc in a polyvinyl alcohol matrix for delivery to the back of the eye for the treatment and prevention of eye diseases in humans (other than uveitis). This agreement also provides us with a worldwide non-exclusive license to develop and sell pSivida’s proprietary delivery device to deliver other corticosteroids to the back of the eye for the treatment and prevention of eye diseases in humans (other than uveitis) or to treat DME by delivering a compound to the back of the eye through a direct delivery method through an incision required for a 25-gauge or larger needle. We do not have the right to develop and sell pSivida’s proprietary delivery device for indications for diseases outside of the eye or for the treatment of uveitis. Further, our agreement with pSivida permits pSivida to grant to any other party the right to use its intellectual property (i) to treat DME through an incision smaller than that required for a 25-gauge needle, unless using a corticosteroid delivered to the back of the eye, (ii) to deliver any compound outside the back of the eye unless it is to treat DME through an incision required for a 25-gauge or larger needle, or (iii) to deliver non-corticosteroids to the back of the eye, unless it is to treat DME through an incision required for a 25-gauge or larger needle.
The agreement provides that after commercialization of ILUVIEN, pSivida will be entitled to 20% of the net profits, by country, as defined in the amended and restated agreement. In connection with this arrangement we are entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits, by country. As of June 30, 2013 and December 31, 2012, pSivida owed us $8.0 million and $5.6 million, respectively, in commercialization costs. Due to the uncertainty of future profits from ILUVIEN, we have fully reserved these amounts in the accompanying unaudited interim financial statements.
We will owe pSivida an additional milestone payment of $25.0 million if ILUVIEN is approved by the FDA. If we were to enter into any sub-license of ILUVIEN, we must share 20% of net profits and 33% of any lump sum milestone payments received from a sub-licensee, as defined in the agreement, with pSivida.
Our Loan Agreements
2010 Term Loan
We entered into a loan and security agreement with Silicon Valley Bank (SVB) and MidCap Financial LLP (MidCap and together with SVB, the Lenders) in October 2010, which was subsequently amended in May 2011 (as amended, the 2010 Term Loan Agreement). Pursuant to the 2010 Term Loan Agreement, in October 2010 we borrowed an aggregate of $6.25 million from the Lenders (the 2010 Term Loan). The 2010 Term Loan Agreement also provided for the ability to drawdown an additional $11.0 million subject to FDA approval of the NDA for ILUVIEN by December 31, 2011, which was not obtained.
In August 2011, we began repaying the outstanding principal under the 2010 Term Loan in 33 equal monthly installments plus interest at a rate of 11.5%. At maturity, we were also required to make an additional interest payment equal to 4% of the total amount borrowed. We paid to the Lenders an upfront fee of $62,500 upon execution of the 2010 Term Loan Agreement and an additional fee of $50,000 in connection with the May 2011 amendment. In accordance with the Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 470-50-40-17, Debt - Modifications and Extinguishments (ASC 470-50-40-17), we were amortizing the deferred financing costs on the 2010 Term Loan and the $50,000 modification fee over the remaining term of the 2010 Term Loan, as modified.
In October 2010, in connection with entering into the 2010 Term Loan, we issued SVB a warrant to purchase up to 15,909 shares of our common stock and MidCap a warrant to purchase up to 23,864 shares of our common stock. Each of the warrants were exercisable upon issuance, had a per-share exercise price of $11.00 and a term of 10 years. We estimated the fair value of warrants granted using the Black-Scholes option pricing model to be $389,000. We allocated a portion of the proceeds from the 2010 Term Loan to the warrants in accordance with ASC 470-20-25-2, Debt Instruments with Detachable Warrants. As a result, we recorded a discount of $366,000 which was amortized to interest expense using the effective interest method. The Lenders were also issued warrants to purchase up to an aggregate of 69,999 additional shares of our common stock, which were exercisable only upon the drawdown of the additional $11 million subject to FDA approval of the NDA for ILUVIEN by December 31, 2011, which was not obtained. In May 2013, we repaid all amounts owed to the Lenders under the 2010 Term Loan, including the final interest payment equal to 4% of the total amount borrowed, and a 1.0% prepayment penalty on the then outstanding principal owed to MidCap. In connection with the repayment of the 2010 Term Loan, we recognized a loss on early extinguishment of debt of $154,000 associated with the remaining unamortized deferred financing costs, unamortized discount associated with the Lenders' warrants, the final interest payment, the prepayment penalty and a lender fee and warrants associated with a new term loan.
2010 Revolving Loan Agreement
In October 2010, we entered into a loan and security agreement with SVB, which was subsequently amended in May 2011 (as amended, the 2010 Revolving Loan Agreement), pursuant to which we obtained a secured revolving line of credit from SVB against eligible U.S. domestic accounts receivable with borrowing availability up to $20.0 million. Upon entering into the 2010 Revolving Loan Agreement, we paid to SVB an upfront fee of $100,000. As of December 31, 2012, no amounts under the 2010 Revolving Loan Agreement were outstanding or available to us. In May 2013, we terminated the 2010 Revolving Loan Agreement.
2013 Loan Agreement
On May 7, 2013, Alimera Sciences Limited (Limited), our subsidiary, entered into a loan and security agreement (2013 Loan Agreement) with SVB to provide Limited with additional working capital for general corporate purposes. Under the 2013 Loan Agreement, SVB has made a term loan (2013 Term Loan) in the principal amount of $5.0 million to Limited and has agreed to provide up to an additional $15.0 million to Limited under a working capital line of credit (2013 Line of Credit). No advances were made at closing under the 2013 Line of Credit.
The 2013 Term Loan provides for interest only payments for six months followed by 36 monthly payments of interest, plus principal. Interest on outstanding borrowings under the 2013 Term Loan is payable at the rate of 7.50%. Borrowings under the 2013 Line of Credit will be advanced at 80% of eligible accounts receivable as defined in the 2013 Loan Agreement. Interest is payable on the balance of eligible accounts financed at the rate of 2.75% above SVB's most recently announced “prime rate.” Limited is also required to pay SVB on a monthly basis an unused line fee equal to 0.25% per annum of the average unused portion of the 2013 Line of Credit during the preceding month. The maturity dates are June 30, 2015 with respect to the 2013 Line of Credit and October 31, 2016 with respect to the 2013 Term Loan.
In connection with entering into the 2013 Loan Agreement, Limited paid SVB a facility fee of $25,000. Additionally, we re-priced warrants to purchase an aggregate of up to 31,818 shares of our common stock previously issued to SVB in connection with the 2010 Term Loan; 15,909 of which were previously exercisable only upon the drawdown of the additional $11.0 million of the 2010 Term Loan subject to FDA approval of the NDA for ILUVIEN by December 31, 2011. Upon re-pricing, each of the warrants was exercisable immediately at a per-share exercise price of $2.86 and had a remaining term of 7.4 years. We estimated the incremental fair value received by SVB using the Black-Scholes option pricing model to be $46,000. In accordance with ASC 470-50-40-17, we classified the repayment of the 2010 Term Loan as an extinguishment of debt and expensed the facility fee and incremental value of the warrants associated with the 2013 Term Loan as part of a loss on early extinguishment of the 2010 Term Loan. Warrants to purchase up to an aggregate of 54,090 additional shares of our common stock, which were exercisable only upon the drawdown of the additional $11.0 million of the 2010 Term Loan subject to FDA approval of the NDA for ILUVIEN by December 31, 2011, which was not obtained, remain outstanding.
In connection with the 2013 Line of Credit, Limited paid commitment fee of $100,000. In accordance with ASC 470-50-40-17, the Company capitalized the commitment fee and $49,000 of deferred financing costs remaining on the 2010 Revolving Loan Agreement as deferred financing costs, which are being amortized over the remaining term of the 2013 Line of Credit.
If Limited repays the 2013 Term Loan prior to October 31, 2016, it will pay to SVB a prepayment penalty of 3% of the total principal amount if the prepayment occurs within one year after the funding date and 2% of the total principal amount if the prepayment occurs between one and two years after the funding date , provided in each case that such prepayment penalty will be reduced by 50% in the event of an acquisition of Limited (either alone, or in connection with the acquisition of us or any of our subsidiaries). In addition, if Limited terminates the 2013 Line of Credit prior to June 30, 2015, it will pay to SVB a fee of $112,500, which termination fee will be reduced by 50% in the event of an acquisition described above.
Limited also agreed to customary affirmative and negative covenants and events of default in connection with these arrangements. Further, we, on a consolidated basis with our subsidiaries, must maintain a minimum “adjusted quick ratio,” tested as of the last day of each month, of at least 1.5:1.0. The adjusted quick ratio is the ratio of (x) our consolidated, unrestricted and unencumbered cash plus net billed trade accounts receivable to (y) our current liabilities (including all obligations owed to SVB) minus the current portion of deferred revenue. The occurrence of an event of default could result in the acceleration of Limited's obligations under the 2013 Loan Agreement and an increase to the applicable interest rate, and would permit SVB to exercise remedies with respect to the collateral under the 2013 Loan Agreement, including foreclosure on our intellectual property. As of June 30, 2013, we, on a consolidated basis with our subsidiaries, were in material compliance with all of the covenants of the 2013 Term Loan and 2013 Line of Credit.
Limited's obligations to SVB are secured by a first priority security interest in substantially all of Limited's assets. We and certain of our subsidiaries are guarantors of the obligations of Limited to SVB under the 2013 Loan Agreement pursuant to separate guaranty agreements. Pursuant to the guaranties, we and these subsidiaries granted SVB a first priority security interest in substantially all of our respective assets.
The weighted average interest rates of our notes payable approximate the rate at which we could obtain alternative financing; therefore, the carrying amount of the notes approximated their fair value at December 31, 2012 and June 30, 2013.
Financial Operations Overview
Revenue
We began generating revenue from ILUVIEN in the second quarter of 2013, but do not expect positive cash flow from operations until 2014, if at all. In addition to generating revenue from product sales, we intend to seek to generate revenue from other sources such as upfront fees, milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the licensing of our product candidates and other intellectual property. We expect any revenue we generate will fluctuate from quarter to quarter as a result of the nature, timing and amount of any milestone payments we may receive from potential collaborative and strategic relationships, as well as revenue we may receive upon the sale of our products to the extent any are successfully commercialized.
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
We expect significant increases in our marketing and selling expenses as we execute the commercialization of ILUVIEN in the EU. We launched ILUVIEN in the United Kingdom and Germany, in the second quarter of 2013, and currently plan to launch ILUVIEN in France in early 2014. We have hired an Alimera European management team and, through outsourced third party providers, are developing a commercial infrastructure of approximately thirty people, in the United Kingdom, Germany and France, in management and the field combined including sales representatives, market access personnel and medical science liaisons.
In November 2012, we entered into an agreement with Quintiles Commercial Europe Limited. Under the Agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) will provide certain services to us in relation to the commercialization of ILUVIEN, in certain countries in Europe under subsequent project orders. Such services may include marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, regulatory, medical science liaison and communications and/or other advisory services. Currently we have entered into seven project orders with Quintiles Commercial for the provision of sales, marketing, management, market access and medical science personnel in Germany, the United Kingdom and France. Under these project orders Quintiles Commercial employed 21 persons fully dedicated to Alimera as of June 30, 2013 and expects this number to grow to 30 by December 2013. Quintiles Commercial also employed 6 persons partially dedicated to Alimera in Germany, the United Kingdom and France as of June 30, 2013. In accordance with the terms of these project orders, we will incur approximately $27.1 million in costs with Quintiles Commercial through 2015. During the three and six month periods ended June 30, 2013, we incurred $2.4 million and $4.1 million of expense associated with this agreement, respectively. At June 30, 2013, $1.1 million is included in outsourced services payable and $1.7 million is included in prepaid expenses and other current assets in our accompanying interim financial statements in association with these project orders.
Interest Expense
Interest expense consists primarily of interest and amortization of deferred financing costs and debt discounts associated with our 2010 Term Loan and 2013 Term Loan.
Change in Fair Value of Derivative Warrant Liability
Warrants to purchase our Series A Convertible Preferred Stock or common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the Financial Accounting Standards Board Accounting Standards Codification, are classified as liabilities. We record these derivative financial instruments as liabilities in our balance sheet measured at their fair value. We record the changes in fair value of such instruments as non-cash gains or losses in the consolidated statements of operations.
Basic and Diluted Net Loss Applicable to Common Stockholders per Common Share
We calculated net loss per share in accordance with ASC 260, Earning Per Share. We had a net loss for all periods presented. Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options, warrants for convertible securities and warrants for common stock equivalents. Potentially dilutive weighted average common stock equivalents totaled approximately 18,862,424 and 1,138,317 for the six months ended June 30, 2013 and 2012, respectively, and 17,591,394 and 877,464 for the six months ended June 30, 2013 and 2012, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods of net loss because of their anti-dilutive effect. Therefore, for the three and six months ended June 30, 2013 and 2012, the weighted average shares used to calculate both basic and diluted loss per share are the same.
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
Total stock-based compensation expense related to all our stock option awards for the three and six months ended June 30, 2013 and 2012, respectively, was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Sales and marketing	$94	$57	$183	$115
Research and development	95	90	189	185
General and administrative	258	306	604	494
Total employee stock option-based compensation expense	$447	$453	$976	$794

Restricted Stock Units
In February 2012, we awarded 85,437 restricted stock units (RSUs), to our executive officers and employees at a grant date fair value of $1.70 per RSU. A RSU is a stock award that entitles the holder to receive shares of our common stock as the award vests. The fair value of the RSUs was determined on the date of grant based on the closing price of our common stock on the date of grant, which equals the RSU’s intrinsic value. The RSUs would vest upon the receipt of marketing approval of ILUVIEN in four of the seven EU countries in which ILUVIEN was recommended for marketing authorization. During 2012, the vesting requirements were met and, as a result, the RSUs became fully vested. During the three and six months ended June 30, 2012, we recognized $109,000 in compensation expense in connection with the RSUs. We did not recognize any compensation expense during the three and six month periods ended June 30, 2013 in connection with the RSUs.
Income Taxes
We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate the positive and negative evidence bearing upon the realizability of our deferred tax assets on an annual basis. Significant management judgment is involved in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Due to uncertainties with respect to the realization of our deferred tax assets due to our history of operating losses, a valuation allowance has been established against our deferred tax asset balances to reduce the net carrying value to an amount that is more likely than not to be realized. As a result we have fully reserved against the deferred tax asset balances. The valuation allowances are based on our estimates of taxable income in the jurisdictions in which we operate and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, a change in the valuation allowance may be needed, which could materially impact our financial position and results of operations. Our deferred tax assets primarily consist of net operating loss (NOL) carry-forwards. If it is determined that significant ownership changes have occurred since these NOLs were generated, we may be subject to annual limitations on the use of these NOLs under Internal Revenue Code (IRC) Section 382 (or comparable provisions of state law). The issuance of the Series A Convertible Preferred Stock on October 2, 2012 constituted such a change in ownership. As a result of this change in ownership, we performed a formal analysis in connection with IRC Section 382 and determined that approximately $13.7 million of our NOLs generated prior to the change in ownership could not be utilized in the future. Our remaining NOLs remain subject to future limitation under IRC Section 382. Because our deferred tax assets were fully reserved, there was no impact on our financial statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
REVENUE	$179	$—	$179	$—
COST OF GOODS SOLD	(11)	—	(11)	—
GROSS MARGIN	168	—	168	—

RESEARCH AND DEVELOPMENT EXPENSES	2,180	1,856	4,203	3,437
GENERAL AND ADMINISTRATIVE EXPENSES	2,429	1,548	5,099	2,982
SALES AND MARKETING EXPENSES	4,898	1,088	8,461	2,201
OPERATING EXPENSES	9,507	4,492	17,763	8,620

INTEREST EXPENSE AND OTHER	(129)	(210)	(263)	(443)
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	(6,742)	—	(12,336)	—
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(166)	—	(166)	—
NET LOSS	$(16,376)	$(4,702)	$(30,360)	$(9,063)

Three months ended June 30, 2013 compared to the three months ended June 30, 2012
Revenue. Revenue of approximately $180,000 was recognized for the three months ended June 30, 2013 in connection with the launch of ILUVIEN in Germany and the United Kingdom in the second quarter of 2013. No revenue was recognized during the three months ended June 30, 2012.
Research and development expenses. Research and development expenses increased by approximately $300,000, or 16%, to approximately $2.2 million for the three months ended June 30, 2013 compared to approximately $1.9 million for the three months ended June 30, 2012. The increase was primarily attributable to increases of approximately $310,000 in costs associated with expanding the manufacturing capabilities for the ILUVIEN inserter to commercial scale in the first half of 2013, $240,000 in costs associated with contracting medical science liaisons to engage with retina specialists in the study of ILUVIEN in Germany, the United Kingdom and France, and $100,000 in regulatory consultants engaged to assist with labeling, compliance and maintenance of our marketing authorizations, offset by a decrease of approximately $300,000 in costs related to a consultant engaged to assist with the continued pursuit of approval of ILUVIEN in the U.S.
General and administrative expenses. General and administrative expenses increased by approximately $900,000 or 60%, to approximately $2.4 million for the three months ended June 30, 2013 compared to approximately $1.5 million for the three months ended June 30, 2012. The increase was primarily attributable to increases of approximately$280,000 associated with the hiring of a new managing director of Europe, executive director of finance and other personnel in the first quarter of 2013 to support the EU launch of ILUVIEN, $100,000 in professional fees associated with the establishment of our infrastructure and tax planning for our expansion in Europe, and the registration of common stock underlying our Series A Convertible Preferred Stock issued in October 2012, $90,000 in costs associated with our third party logistics provider to support the commercialization of ILUVIEN in Europe, and $90,000 for new offices in Germany and the United Kingdom.
Sales and Marketing expenses. Marketing expenses increased by approximately $3.8 million or 345%, to approximately $4.9 million for the three months ended June 30, 2013 compared to approximately $1.1 million for the three months ended June 30, 2012. The increase was primarily attributable to increases of approximately $2.2 million in costs associated with contracting with Quintiles Commercial for marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, and communications and/or other advisory services in the EU beginning in the fourth quarter of 2012, $1.1 million in advertising and promotion in connection with the commercial launch of ILUVIEN in Germany and the United Kingdom in the second quarter of 2013, $220,000 associated with the hiring of new marketing and medical marketing directors in the fourth quarter of 2012 and a market access director in the first quarter of 2013 to support the EU launch of ILUVIEN and $160,000 to pursue pricing and reimbursement for ILUVIEN in the seven countries in which it has received or been recommended for marketing authorization.
Interest expense and other. Interest expense decreased by approximately $80,000, or 38%, to approximately $130,000 for the three months ended June 30, 2013 compared to approximately $210,000 for the three months ended June 30, 2012. Interest expense for the three months ended June 30, 2012 was incurred in connection with our 2010 Term Loan. Interest expense for the three months ended June 30, 2013 was incurred in connection with our 2013 Term Loan.The decrease was primarily attributable to the lower interest rate on the 2013 Term Loan in comparison to the 2010 Term Loan.
Change in fair value of derivative warrant liability. An increase in the fair value of our derivative warrant liability resulted in non-cash expense of approximately $6.7 million for the three months ended June 30, 2013. The increased value of the derivative warrant liability was primarily due to an increase in the fair market value of our underlying common stock since December 31, 2012.
Six months ended June 30, 2013 compared to the six months ended June 30, 2012
Revenue. Revenue of approximately $180,000 was recognized for the six months ended June 30, 2013 in connection with the launch of ILUVIEN in Germany and the United Kingdom in the second quarter of 2013. No revenue was recognized during the six months ended June 30, 2012.
Research and development expenses. Research and development expenses increased by approximately $800,000, or 24%, to approximately $4.2 million for the six months ended June 30, 2013 compared to approximately $3.4 million for the six months ended June 30, 2012. The increase was primarily attributable to increases of approximately $500,000 in costs associated with contracting medical science liaisons to engage with retina specialists in the study of ILUVIEN in Germany, the United Kingdom and France, approximately $420,000 in costs associated with expanding the manufacturing capabilities for the ILUVIEN inserter to commercial scale in the first half of 2013, and approximately $120,000 in regulatory consultants engaged to assist with labeling, compliance and maintenance of our marketing authorizations, offset by a decrease of approximately $230,000 in costs related to a consultant engaged to assist with the continued pursuit of approval of ILUVIEN in the U.S.
General and administrative expenses. General and administrative expenses increased by approximately $2.1 million or 70%, to approximately $5.1 million for the six months ended June 30, 2013 compared to approximately $3.0 million for the six months ended June 30, 2012. The increase was primarily attributable to increases of approximately $590,000 in professional fees associated with the establishment of our infrastructure and tax planning for our expansion in Europe, and the registration of common stock underlying our Series A Convertible Preferred Stock issued in October 2012, $510,000 associated with the hiring of a new managing director of Europe, executive director of finance and other personnel in the first quarter of 2013, $200,000 in costs associated with our third party logistics provider to support the commercialization of ILUVIEN in Europe and $160,000 for new offices in Germany and the United Kingdom.
Sales and Marketing expenses. Marketing expenses increased by approximately $6.3 million or 286%, to approximately $8.5 million for the six months ended June 30, 2013 compared to approximately $2.2 million for the six months ended June 30, 2012. The increase was primarily attributable to increases of approximately $3.4 million in costs associated with contracting with Quintiles Commercial for marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, and communications and/or other advisory services in the EU beginning in the fourth quarter of 2012, $2.0 million in advertising and promotion in connection with the commercial launch of ILUVIEN in Germany and the United Kingdom in the second quarter of 2013, $390,000 associated with the hiring of new marketing and medical marketing directors in the fourth quarter of 2012 and a market access director in the first quarter of 2013 to support the EU launch of ILUVIEN and $90,000 to pursue pricing and reimbursement for ILUVIEN in the seven countries in which it has received or been recommended for marketing authorization.
Interest expense and other. Interest expense decreased by approximately $180,000 or 41%, to approximately $260,000 for the six months ended June 30, 2013 compared to approximately $440,000 for the six months ended June 30, 2012. Interest expense for the six months ended June 30, 2012 was incurred in connection with our 2010 Term Loan. Interest expense for the six months ended June 30, 2013 was incurred in connection with our 2010 Term Loan and our 2013 Term Loan. The decrease was primarily attributable to lower principal balances with on the 2010 Term Loan due to amortization payments which began in August 2011, and the lower interest rate on the 2013 Term Loan in comparison to the 2010 Term Loan.
Change in fair value of derivative warrant liability. An increase in the fair value of our derivative warrant liability resulted in non-cash expense of approximately $12.3 million for the six months ended June 30, 2013. The increased value of the derivative warrant liability was primarily due to an increase in the fair market value of our underlying common stock since December 31, 2012.

Liquidity and Capital Resources
To date we have incurred recurring losses, negative cash flow from operations, and have accumulated a deficit of $261.5 million from our inception through June 30, 2013. Prior to our IPO in April 2010, we funded our operations through the private placement of common stock, preferred stock, preferred stock warrants and convertible debt, as well as by the sale of certain assets of the non-prescription business in which we were previously engaged.
As of June 30, 2013, we had approximately $31.9 million in cash and cash equivalents. We launched ILUVIEN in the United Kingdom and Germany, in the second quarter of 2013, respectively, and currently plan to launch ILUVIEN in France in early 2014. We believe that we have sufficient funds available, including amounts available under our 2013 Revolving Loan Agreement, to fund our operations for the commercialization of ILUVIEN in these EU countries. We do not expect to have positive cash flow from operations until 2014, if at all. The commercialization of ILUVIEN is dependent upon numerous factors and we cannot be sure that future sales of ILUVIEN will generate enough revenue to fund our operations beyond the initial commercialization. Due to the uncertainty around the market acceptance of ILUVIEN following its commercial launch, management cannot be certain that we will not need additional funds for its commercialization. If ILUVIEN does not generate sufficient revenue, or we do not maintain compliance with covenants under its loan agreements, we may adjust our commercial plans so that we can continue to operate with our existing cash resources or seek to raise additional financing.
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
For the six months ended June 30, 2013, cash used in our operations of $19.1 million was primarily due to our net loss of $30.4 million decreased by a non-cash loss of $12.3 million for a change in derivative warrant liability and by non-cash stock-based compensation and other expense of $990,000. Further increasing our cash used in operations were net increases in accounts receivable, inventory, prepaid expenses and other current assets of $2.4 million, offset by an increase in accounts payable, accrued expenses and other current liabilities of $230,000. Accounts receivable, inventory, prepaid expenses and other current assets increased primarily due to a $1.1 million increase in ILUVIEN inventory, $340,000 in credits receivable from Quintiles Commercial for excess billings during the second quarter of 2013, $190,000 of prepaid insurance and $120,000 in amounts receivable from our customers.
For the six months ended June 30, 2012, cash used in our operations of $10.1 million was primarily due to our net loss of $9.1 million offset by non-cash stock-based compensation and other expense of $920,000. Further increasing our cash used in operations was a decrease in accounts payable, accrued expenses and other current liabilities of $1.7 million, and increases in prepaid expenses and other current assets and inventory of $450,000. The change in accounts payable, accrued expenses and other current liabilities was primarily due to decreases of approximately $540,000 paid to the administrator of our U.S. reimbursement and patient assistance programs for a termination payment and final billing due to the suspension of our commercialization of ILUVIEN in the U.S., $530,000 in amounts payable to our CROs, $220,000 in amounts payable to the investigators of our clinical studies, $210,000 in severance payments associated with our fourth quarter 2011 reduction in force and $110,000 in amounts payable to vendors performing pharmaco-economic studies to evaluate the pricing of ILUVIEN in the EU. The increases in prepaid expenses and other current assets and inventory were primarily due to increases of approximately $210,000 for inventory comprised of components for the ILUVIEN inserter and $200,000 for prepaid insurance.
For the six months ended June 30, 2013, net cash used by our investing activities was approximately $380,000, which was due to the purchase of back up manufacturing equipment for ILUVIEN.
For the six months ended June 30, 2012, net cash provided by our investing activities was approximately $490,000, which was primarily due to the maturities of investments.
For the six months ended June 30, 2013, net cash provided by our financing activities was approximately $1.8 million, which was primarily due to proceeds from the 2013 Term Loan of $5.0 million offset by the use of approximately $3.1 million to repay the 2010 Term Loan.
For the six months ended June 30, 2012, net cash used in our financing activities was $1.2 million, which was primarily due to payments of principal on our notes payable to SVB and MidCap.

Contractual Obligations and Commitments
In connection with our efforts to obtain the approval of ILUVIEN from the FDA, in February 2012, we engaged a consultant for services related to the continued pursuit of approval of ILUVIEN in the U.S. We recorded charges pertaining to consulting fees related to our agreement with this consultant of $450,000 and $750,000 during the three months ended June 30, 2013 and 2012, respectively, and $900,000 and $1.1 million during the six months ended June 30, 2013 and 2012, respectively. We expect to record an additional $375,000 in charges in connection with this agreement through December 31, 2013. In addition, we have agreed to pay the consultant $2.0 million, if, and only if, the FDA approves our NDA for ILUVIEN.
In November 2012, we entered into an agreement with Quintiles Commercial Europe Limited. Under the agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) will provide certain services to us in connection with the commercialization of ILUVIEN in certain countries in Europe under subsequent project orders. Such services may include marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, regulatory, medical science liaison and communications and/or other advisory services. Currently, we have entered into seven project orders with Quintiles Commercial for the provision of services in Germany, the United Kingdom and France. Under the existing project orders, we will incur approximately $27.2 million in costs with Quintiles Commercial through 2015. During the three and six month periods ended June 30, 2013 we recorded charges of $2.4 million and $4.1 million, respectively, in connection with this agreement. At June 30, 2013, $1.1 million is included in outsourced services payable and $1.7 million is included in prepaid expenses and other current assets.
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

ITEM 3. Qualitative and Quantitative Disclosures About Market Risk
Not applicable.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description

4.10	Amendment No. 1 to Warrant to Purchase Stock dated May 7, 2013 by and between Silicon Valley Bank and the Registrant

10.42	Loan and Security Agreement dated May 7, 2013 between Silicon Valley Bank and Alimera Sciences Limited

10.43	Security Agreement entered into as of May 7, 2013 by and between Silicon Valley Bank and the Registrant

10.44	Unconditional Guaranty entered into as of May 7, 2013 by Alimera Sciences B.V. in favor of Silicon Valley Bank

10.45	Unconditional Guaranty entered into as of May 7, 2013 by AS C.V. in favor of Silicon Valley Bank

10.46	Unconditional Guaranty entered into as of May 7, 2013 by the Registrant in favor of Silicon Valley Bank

10.47	Second Loan Modification Agreement entered into as of May 7, 2013 by and between Silicon Valley Bank and the Registrant

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Link Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

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

ALIMERA SCIENCES, INC.

August 14, 2013	By:	/s/ C. Daniel Myers
C. Daniel Myers
Chief Executive Officer and President
(Principal Executive Officer)

August 14, 2013	By:	/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.10	Amendment No. 1 to Warrant to Purchase Stock dated May 7, 2013 by and between Silicon Valley Bank and the Registrant

10.42	Loan and Security Agreement dated May 7, 2013 between Silicon Valley Bank and Alimera Sciences Limited

10.43	Security Agreement entered into as of May 7, 2013 by and between Silicon Valley Bank and the Registrant

10.44	Unconditional Guaranty entered into as of May 7, 2013 by Alimera Sciences B.V. in favor of Silicon Valley Bank

10.45	Unconditional Guaranty entered into as of May 7, 2013 by AS C.V. in favor of Silicon Valley Bank

10.46	Unconditional Guaranty entered into as of May 7, 2013 by the Registrant in favor of Silicon Valley Bank

10.47	Second Loan Modification Agreement entered into as of May 7, 2013 by and between Silicon Valley Bank and the Registrant

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Link Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

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