Form 10-Q
period 2013-09-30
ALIMERA SCIENCES INC
filed 2013-11-13
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2013, there were 31,610,991 shares of the registrant’s common stock issued and outstanding.

ALIMERA SCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Interim Condensed Consolidated Financial Statements (unaudited)
ALIMERA SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$23,104	$49,564
Accounts receivable	464	—
Prepaid expenses and other current assets	3,220	2,029
Inventory (Note 5)	3,030	719
Deferred financing costs	286	95
Total current assets	30,104	52,407
PROPERTY AND EQUIPMENT — at cost less accumulated depreciation	432	114
TOTAL ASSETS	$30,536	$52,521
CURRENT LIABILITIES:
Accounts payable	$2,746	$1,973
Accrued expenses (Note 6)	1,667	1,179
Outsourced services payable	1,364	2,616
Notes payable (Note 8)	1,528	2,273
Capital lease obligations	9	6
Total current liabilities	7,314	8,047
NON-CURRENT LIABILITIES:
Derivative warrant liability	10,525	4,418
Notes payable — less current portion (Note 8)	3,472	703
Other non-current liabilities	27	209
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value — 10,000,000 shares authorized at September 30, 2013 and December 31, 2012:
Series A Convertible Preferred Stock, 1,300,000 authorized and 1,000,000 issued and outstanding at September 30, 2013 and at December 31, 2012; liquidation preference of $40,000 at September 30, 2013 and at December 31, 2012	32,045	32,045
Common stock, $.01 par value — 100,000,000 shares authorized, 31,591,289 shares issued and outstanding at September 30, 2013 and 31,541,286 shares issued and outstanding at December 31, 2012	316	315
Additional paid-in capital	239,218	237,485
Common stock warrants	417	415
Accumulated deficit	(262,573)	(231,116)
Accumulated other comprehensive loss	(225)	—
TOTAL STOCKHOLDERS’ EQUITY	9,198	39,144
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,536	$52,521
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
REVENUE	$758	$—	$937	$—
COST OF GOODS SOLD	(57)	—	(68)	—
GROSS MARGIN	701	—	869	—

RESEARCH AND DEVELOPMENT EXPENSES	1,780	2,199	5,983	5,636
GENERAL AND ADMINISTRATIVE EXPENSES	2,113	1,506	7,252	4,488
SALES AND MARKETING EXPENSES	4,524	1,503	12,985	3,704
OPERATING EXPENSES	8,417	5,208	26,220	13,828

INTEREST EXPENSE AND OTHER	(134)	(186)	(397)	(629)
UNREALIZED FOREIGN CURRENCY GAIN, NET	508	—	552	—
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	6,229	—	(6,107)	—
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	(153)	—
NET LOSS	$(1,113)	$(5,394)	$(31,456)	$(14,457)
ACCRETION OF PREFERRED STOCK BENEFICIAL CONVERSION FEATURE	—	—	(4,950)	—
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,113)	$(5,394)	$(36,406)	$(14,457)
NET LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS — Basic and diluted	$(0.04)	$(0.17)	$(1.15)	$(0.46)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	31,591,289	31,465,752	31,570,739	31,443,568
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
NET LOSS	$(1,113)	$(5,394)	$(31,456)	$(14,457)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(270)	—	(225)	—
TOTAL OTHER COMPREHENSIVE LOSS	(270)	—	(225)	—
COMPREHENSIVE LOSS	$(1,383)	$(5,394)	$(31,681)	$(14,457)

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,456)	$(14,457)
Unrealized foreign currency gain, net	(552)	—
Loss from early extinguishment of debt	153	—
Depreciation and amortization	101	80
Stock-based compensation expense and other	1,597	1,259
Amortization of deferred financing costs and debt discount	118	169
Loss on change in fair value of derivative warrant liability	6,107	—
Changes in assets and liabilities:
Accounts receivable	(451)	—
Prepaid expenses and other current assets	(1,130)	(204)
Inventory	(2,227)	(671)
Accounts payable	717	(854)
Accrued expenses and other current liabilities	(866)	117
Other non-current liabilities	(204)	65
Net cash used in operating activities	(28,093)	(14,496)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments	—	500
Purchases of property and equipment	(386)	(15)
Net cash (used in) provided by investing activities	(386)	485
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	59	—
Payment of principal on notes payable	(3,030)	(1,705)
Proceeds from issuance of notes payable	5,000	—
Payment of debt costs	(292)	(42)
Proceeds from sale of common stock	33	14
Payments on capital lease obligations	(9)	(9)
Net cash provided by (used in) financing activities	1,761	(1,742)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	258	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,460)	(15,753)
CASH AND CASH EQUIVALENTS — Beginning of Period	49,564	33,108
CASH AND CASH EQUIVALENTS — End of Period	$23,104	$17,355
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$511	$413
Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$33	$—
There were no income tax or dividend payments made for the nine months ended September 30, 2013 and 2012.

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
The Company launched ILUVIEN in the United Kingdom and Germany in April and May of 2013, respectively, and currently plans to launch ILUVIEN in France in 2014. To date, the majority of the Company’s sales have been in Germany. The Company was able to launch in Germany without price restrictions, but continues to work with the statutory health insurance funds in Germany to streamline reimbursement for ILUVIEN.
In January 2013, the United Kingdom’s National Institute for Health and Care Excellence (NICE) published final guidance for England and Wales indicating that ILUVIEN does not satisfy NICE's definition of cost effectiveness for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies given the cost of £5,500. The Company submitted a simple patient access scheme (PAS) for ILUVIEN to NICE for consideration under its rapid review facility. In October 2013, the NICE Appraisal Committee issued a positive Final Appraisal Determination recommending ILUVIEN funding for the treatment of pseudophakic eyes in chronic DME patients that are insufficiently responsive to available therapies. The final draft guidance reverses the published guidance issued by NICE on January 23, 2013, and takes into consideration the PAS. The final technology appraisal guidance is expected to be published in November 2013.
On July 24, 2013, the Transparency Commission (Commission de la Transparence or CT) of the French National Health Authority (Haute Autorite de Sante) issued a favorable opinion for the reimbursement and hospital listing of ILUVIEN by the French National Health Insurance for the treatment of chronic DME considered insufficiently responsive to available therapies. In the opinion, ILUVIEN was deemed as providing a "moderate medical benefit" as defined by the Service Medical Rendu. As a result, patients will be reimbursed for 100% of the cost of ILUVIEN under the Affection de Longue Duree, a specific program for severe chronic diseases such as diabetes. When comparing the clinical benefit of ILUVIEN to existing therapies (Amelioration du Service Medical Rendu or ASMR), the CT rated the product at "level IV" which will be used in considering the price and any reimbursement conditions for ILUVIEN in France.
In September 2013, the Company submitted an application to the Medicines and Healthcare Products Regulatory Agency in the United Kingdom, as the Reference Member State, for 10 additional European Union (EU) country approvals through the Mutual Recognition Procedure.
The Company submitted a New Drug Application (NDA) in June 2010 for ILUVIEN in the U.S. with the U.S. Food and Drug Administration (FDA). The Company resubmitted its NDA with revisions in May 2011 and April 2013 to address matters raised in the FDA's Complete Response Letters (CRLs) relating to the NDA. In October 2013, the Company received a third CRL from the FDA stating that the NDA could not be approved in its current form. In the third CRL, the FDA identified clinical and statistical deficiencies and indicated that the benefits of ILUVIEN did not outweigh its risks. Further, the FDA indicated that results from a new clinical trial would need to be submitted, together with at least 12 months of follow-up data for all enrolled patients, to support certain indications previously discussed with the FDA. The FDA suggested that a meeting with the Dermatologic and Ophthalmic Drugs Advisory Committee may be of assistance in addressing the deficiencies identified above and providing advice whether a patient population can be identified in which the benefits of the drug product might outweigh the risks.
The Company was notified of a January 2014 meeting of the Advisory Committee, shortly after the issuance of the CRL. In a subsequent communication with the FDA, the Company believes it clarified that the purpose of the Advisory Committee meeting is to consider the benefits and risks of ILUVIEN based on existing data available from its FAME Study. The Company believes that if this were a positive meeting, it could lead to further discussions with the FDA regarding the potential approvability of the NDA.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the third CRL, the FDA also referenced deficiencies in the methods and controls used for the drug product at the facility where ILUVIEN is manufactured. The Company does not believe that these deficiencies will affect its European commercial supply. The Company and its third-party manufacturer are in the process of resolving these deficiencies.
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
Translation Policy
The U.S. dollar is the functional currency for Alimera Sciences, Inc. The Euro is the functional currency for the majority of the Company's operating subsidiaries outside of the U.S.
For Alimera Sciences, Inc., foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for non-monetary balance sheet accounts, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the non-monetary balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in income.
For the operating subsidiaries outside of the U.S. that are denominated in the Euro, assets and liabilities are translated at end-of-period rates while revenues and expenses are translated at average rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income.
Revenue Recognition
The Company recognizes revenue from its product sales when title passes and the risks and reward of ownership have passed to the customer based on the terms of sale. Title passes generally upon shipment or upon receipt by the customer depending on the agreement with the customer. Precise information regarding the receipt of product by the customer is not always readily available. In these cases, the Company estimates the date of receipt based upon its shipping policies by geographic location. In the Company's current commercial markets of Germany and the United Kingdom, its shipping policies require delivery within 24 hours of shipment in most instances.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are generated through sales primarily to pharmacies, hospitals and wholesalers. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management's best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability. Provisions for doubtful accounts are charged to operations at the time management determines these accounts may become uncollectable. The Company writes off accounts receivable when management determines they are uncollectable and credits payments subsequently received on such receivables to bad debt expense in the period received. There were no write-offs for the three or nine months periods ended September 30, 2013, and no allowance for doubtful accounts as of September 30, 2013.
Inventory Policy
Inventories are stated at the lower of cost or market with cost determined under the first in, first out (FIFO) method. Included in inventory costs are component parts, work-in-progress and finished goods. The Company relies on third party manufacturers for the production of all inventory and does not capitalize any internal costs. The Company periodically reviews inventories for excess or obsolete inventory and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated, or if there are any further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-downs will be required.
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
Foreign Currency Transactions
The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (ASC) 830-20-35, foreign currency transactions (ASC 830-20-35). Pursuant to ASC 830-20-35 foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency or Euro, the functional currency of Alimera Sciences Limited and Alimera Sciences BV. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. Pursuant to ASC 830-20-25 the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in ASC 830-10-20; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.
Net gains and losses resulting from foreign exchange transactions, if any, are included in the Company’s statements of operations.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. FACTORS AFFECTING OPERATIONS
To date the Company has incurred recurring losses, negative cash flow from operations, and has accumulated a deficit of $262,573,000 from the Company’s inception through September 30, 2013. As of September 30, 2013, the Company had approximately $23,104,000 in cash and cash equivalents.
The Company launched ILUVIEN in the United Kingdom and Germany in April and May of 2013, respectively, and currently plans to launch ILUVIEN in France in 2014. The Company does not expect to have positive cash flow from operations until late 2014, if at all. Due to the limited revenue generated by ILUVIEN to date, the Company may not be able to maintain compliance with covenants under its loan agreements. In an event of default, the Company's lender may call the 2013 Term Loan (Note 8) or restrict the availability of the 2013 Line of Credit (Note 8), and the Company will likely need to raise additional financing. If the Company is unable to obtain additional financing, the Company will need to adjust its commercial plans so that it can continue to operate with its existing cash resources or there may be substantial doubt about its ability to continue as a going concern.
The accompanying interim financial statements have been prepared assuming the Company will continue as a going concern. The interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.
5. INVENTORY
Inventory consisted of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Component parts (1)	$291	$35
Work-in-process (2)	1,425	684
Finished goods	1,314	—
Total inventory	$3,030	$719

(1)	Component parts inventory consisted of fluocinolone acetonide (FAc) and manufactured components of the ILUVIEN applicator.

(2)	Work-in-process consisted of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing as required by regulatory authorities.
6. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Accrued clinical investigator expenses	$815	$897
Accrued other compensation expenses	593	237
Other accrued expenses	259	45
Total accrued expenses	$1,667	$1,179
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Upon commercialization of ILUVIEN, the Company must share 20% of net profits, by country, and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN, as defined by the agreement, with pSivida. In connection with this arrangement the Company is entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits, by country. As of September 30, 2013 and December 31, 2012, the Company was owed $7,999,000 and $5,565,000, respectively, in commercialization costs. Due to the uncertainty of future net profits, the Company has fully reserved these amounts in the accompanying interim financial statements. The Company will owe pSivida an additional milestone payment of $25,000,000 if ILUVIEN is approved by the FDA.
In November 2007, the Company entered into a license agreement with Dainippon Sumitomo Pharma Co., Ltd. (Dainippon) whereby Dainippon granted the Company a non-exclusive, worldwide, royalty free license to patent rights under specific patents and patent applications. The Company paid $200,000 to Dainippon shortly after the execution of this license agreement and will be required to make an additional payment in the amount of $200,000 to Dainippon within 30 days following the regulatory approval of ILUVIEN in the United States by the FDA.
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
In August 2011, the Company began repaying the outstanding principal under the 2010 Term Loan in 33 equal monthly installments plus interest at a rate of 11.5%. At maturity, the Company was also required to make an additional interest payment equal to 4% of the total amount borrowed. The Company paid to the Lenders an upfront fee of $62,500 upon execution of the 2010 Term Loan Agreement and an additional fee of $50,000 in connection with the May 2011 amendment. In accordance with ASC 470-50-40-17, Debt - Modifications and Extinguishments (ASC 470-50-40-17), the Company was amortizing the deferred financing costs on the 2010 Term Loan and the $50,000 modification fee over the remaining term of the 2010 Term Loan, as modified.
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
In May 2013, the Company repaid all amounts owed to the Lenders under the 2010 Term Loan, including the final interest payment equal to 4% of the total amount borrowed, and a 1.0% prepayment penalty on the then outstanding principal owed to MidCap. In connection with the repayment of the 2010 Term Loan, and in accordance with ASC 470-50-40-17, the Company recognized a loss on early extinguishment of debt of $153,000 associated with the remaining unamortized deferred

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financing costs, unamortized discount associated with the Lenders' warrants, the final interest payment, the prepayment penalty and a lender fee and warrants associated with a new term loan.
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
2013 Loan Agreement
In May 2013, Alimera Sciences Limited (Limited), a subsidiary of the Company, entered into a loan and security agreement (2013 Loan Agreement) with SVB to provide Limited with additional working capital for general corporate purposes. Under the 2013 Loan Agreement, SVB has made a term loan (2013 Term Loan) in the principal amount of $5,000,000 to Limited and has agreed to provide up to an additional $15,000,000 to Limited under a working capital line of credit (2013 Line of Credit). No advances were made at closing under the 2013 Line of Credit and no amounts were outstanding as of September 30, 2013.
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
In connection with entering into the 2013 Loan Agreement, Limited paid SVB a facility fee of $25,000. Additionally, the Company re-priced warrants to purchase an aggregate of up to 31,818 shares of the Company’s common stock previously issued to SVB in connection with the 2010 Term Loan; 15,909 of which were previously exercisable only upon the drawdown of the additional $11,000,000 of the 2010 Term Loan subject to FDA approval of the NDA for ILUVIEN by December 31, 2011. Upon re-pricing, each of the warrants was exercisable immediately at a per-share exercise price of $2.86 and had a remaining term of 7.4 years. The Company estimated the incremental fair value received by SVB using the Black-Scholes option pricing model to be $46,000. In accordance with ASC 470-50-40-17, the Company expensed the facility fee and incremental value of the warrants associated with the 2013 Term Loan as part of the loss on early extinguishment of the 2010 Term Loan. Warrants to purchase up to an aggregate of 54,090 additional shares of the Company's common stock, which were exercisable only upon the draw down of the additional $11,000,000 of the 2010 Term Loan subject to FDA approval of the NDA for ILUVIEN by December 31, 2011, which was not obtained, remain outstanding.
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
Limited also agreed to customary affirmative and negative covenants and events of default in connection with these arrangements, including, on a consolidated basis, maintenance of a minimum “adjusted quick ratio,” tested as of the last day of each month, of at least 1.5:1.0. The adjusted quick ratio is the ratio of (x) the Company's consolidated, unrestricted and unencumbered cash plus net billed trade accounts receivable to (y) the Company's current liabilities (including all obligations owed to SVB) minus the current portion of deferred revenue. The occurrence of an event of default could result in the acceleration of Limited's obligations under the 2013 Loan Agreement and an increase to the applicable interest rate, and would permit SVB to exercise remedies with respect to the collateral under the 2013 Loan Agreement, including foreclosure on the

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company's intellectual property. As of September 30, 2013, the Company, on a consolidated basis with its subsidiaries, was in compliance with all of the covenants of the 2013 Term Loan and 2013 Line of Credit.
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
The weighted average interest rates of the Company's notes payable approximate the rate at which the Company could obtain alternative financing; therefore, the carrying amount of the notes approximated their fair value at December 31, 2012 and September 30, 2013.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Preferred stock	15,037,594	—	15,037,594	—
Preferred stock warrants	1,352,727	—	737,480	—
Common stock warrants	17,356	3,555	7,743	3,584
Stock options	2,841,419	948,238	2,448,382	956,654
Total	19,249,096	951,793	18,231,199	960,238
10. PREFERRED STOCK
On October 2, 2012, the Company closed its preferred stock financing in which it sold units consisting of 1,000,000 shares of Series A Convertible Preferred Stock and warrants to purchase 300,000 shares of Series A Convertible Preferred Stock for gross proceeds of $40,000,000, prior to the payment of approximately $560,000 of related issuance costs. The rights, preferences, privileges and restrictions of the Series A Convertible Preferred Stock are set forth in the certificate of designation filed by the Company with the Secretary of State of the State of Delaware on October 1, 2012. Each share of Series A Convertible Preferred Stock, including any shares of Series A Convertible Preferred Stock issued upon exercise of the warrants, is convertible into shares of the Company’s common stock at any time at the option of the holder at the rate equal to $40.00 divided by the then current conversion price (Conversion Price). The initial Conversion Price of $2.91 was subject to adjustment to $3.16 or $2.66 based on the occurrence or non-occurrence of certain events relating to guidance from NICE regarding ILUVIEN, in addition to certain customary price-based anti-dilution adjustments. Each share of Series A Convertible Preferred Stock shall automatically be converted into shares of common stock at the then-effective Conversion Price upon the occurrence of the later to occur of both (i) the Company receives and publicly announces the approval by the FDA of the Company’s NDA for ILUVIEN and (ii) the date on which the Company consummates an equity financing transaction pursuant to which the Company sells to one or more third party investors either (a) shares of common stock or (b) other equity securities that are convertible into shares of common stock and that have rights, preference or privileges, senior to or on a parity with, the Series A Convertible Preferred Stock, in each case having an as-converted per share of common stock price of not less than $10.00 and that results in total gross proceeds to the Company of at least $30,000,000.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
These warrants are considered derivative instruments because the agreements provide for settlement in Series A Convertible Preferred Stock shares or common stock shares at the option of the holder, an adjustment to the warrant exercise price for common shares at some point in the future, and contain anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. Therefore the warrants were recorded as a liability at issuance. At September 30, 2013 and December 31, 2012, the fair market value of the warrant liability was estimated to be $10,525,000 and $4,418,000, respectively. The Company recorded a gain of $6,229,000 and a loss of $6,107,000 as a result of the change in fair value of the warrants in the three and nine month periods ended September 30, 2013, respectively.
In the second quarter of 2013, the Company concluded that it was appropriate to classify the derivative warrant liability as a non-current liability because the warrants do not provide for cash settlement, and will be settled in shares of either Series A Convertible Preferred Stock or common stock at the option of the holder. The prior period amount has been reclassified for consistency with the current period presentation. This reclassification had no effect on the reported results of operations.
11. STOCK INCENTIVE PLANS
Stock Option Plans
During the three months ended September 30, 2013 and 2012, the Company recorded compensation expense related to stock options of approximately $599,000 and $342,000, respectively. During the nine months ended September 30, 2013 and 2012, the Company recorded compensation expense related to stock options of approximately $1,575,000 and $1,136,000, respectively. As of September 30, 2013, the total unrecognized compensation cost related to non-vested stock options granted was $3,722,000 and is expected to be recognized over a weighted average period of 2.50 years. The following table presents a summary of stock option transactions for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	5,895,838	$2.73	3,698,019	$3.17	5,493,079	$2.67	2,607,446	$3.88
Grants	35,000	3.80	—	—	595,000	3.13	1,127,500	1.71
Forfeitures	(5,000)	4.38	(9,146)	6.91	(127,412)	2.15	(46,073)	8.32
Exercises	—	—	(2,245)	1.33	(34,829)	1.70	(2,245)	1.33
Options outstanding at period end	5,925,838	2.74	3,686,628	3.16	5,925,838	2.74	3,686,628	3.16
Weighted average per share fair value of options granted during the period	$3.01		$—		$2.42		$1.33
The following table provides additional information related to outstanding stock options, fully vested stock options and stock options expected to vest as of September 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	5,925,838	$2.74	7.10 years	$9,752
Exercisable	3,062,658	3.08	5.39 years	4,672
Expected to vest	2,157,245	2.54	8.97 years	3,653

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
 Restricted Stock Units
In February 2012, the Company awarded 85,447 restricted stock units (RSUs), to executive officers and employees at a grant date fair value of $1.70 per RSU. A RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of the RSUs was determined on the date of grant based on the closing price of the Company’s common stock on the date of grant, which equals the RSU’s intrinsic value. The RSUs were to vest upon the receipt of marketing authorization of ILUVIEN in four of the seven EU countries in which ILUVIEN was recommended for marketing authorization (Note 1). During 2012, the vesting requirements were met and, as a result, the RSUs became fully vested. During the three and nine months ended September 30, 2012, the Company recognized $36,000 and $145,000 in compensation expense in connection with the RSUs. The Company did not recognize any compensation expense during the three and nine month periods ended September 30, 2013 in connection with the RSUs.
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
The Company has federal and state net operating loss (NOL) carry-forwards that are available to reduce future income unless otherwise taxable. NOL carry-forwards may be subject to annual limitations under Internal Revenue Code (IRC) Section 382 (or comparable provisions of state law) in the event that certain changes in ownership of the Company were to occur. The Company periodically evaluates its NOL carry-forwards and whether certain changes in ownership have occurred that would limit the Company’s ability to utilize a portion of its NOL carry-forwards. If it is determined that significant ownership changes have occurred since the Company generated its NOL carry-forwards, it may be subject to annual limitations on the use of these NOL carry-forwards under IRC Section 382 (or comparable provisions of state law). The issuance of the Series A Convertible Preferred Stock on October 2, 2012 constituted such a change in ownership. As a result of this change in ownership, the Company performed a formal analysis in connection with IRC Section 382 and determined that approximately $13,700,000 of its NOLs generated prior to the change in ownership could not be utilized in the future.

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
The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents(1)	$16,943	$—	$—	$16,943
Assets measured at fair value	$16,943	$—	$—	$16,943

Liabilities:
Derivative warrant liability (2)	$—	$10,525	$—	$10,525
Liabilities measured at fair value	$—	$10,525	$—	$10,525

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents(1)	$48,943	$—	$—	$48,943
Assets measured at fair value	$48,943	$—	$—	$48,943

Liabilities:
Derivative warrant liability (2)	$—	$4,418	$—	$4,418
Liabilities measured at fair value	$—	$4,418	$—	$4,418

(1)	The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

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
Various statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

•	delay in or failure to obtain regulatory approval of our product candidates;

•	uncertainty as to our ability to commercialize (alone or with others), and market acceptance of, ILUVIEN in the EU;

•	our inability to successfully market and sell ILUVIEN following regulatory approval in additional markets;

•	the extent of government regulations;

•	uncertainty as to the pricing and reimbursement guidelines for ILUVIEN and our product candidates;

•	uncertainty as to the relationship between the benefits of ILUVIEN and our product candidates and the risks of their side-effect profiles;

•	dependence on third-party manufacturers to manufacture ILUVIEN and our product candidates in sufficient quantities and quality;

•	uncertainty of clinical trial results;

•	limited sales and marketing infrastructure;

•	our ability to operate our business in compliance with the covenants and restrictions that we are subject to under our loan agreements; and

•	our ability to raise sufficient financing.
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
We launched ILUVIEN in the United Kingdom and Germany, in April and May of 2013, respectively, and currently plan to launch ILUVIEN in France in 2014. To date, the majority of our sales have been in Germany. We were able to launch in Germany without price restriction, but continue to work with the statutory health insurance funds in Germany to streamline reimbursement for ILUVIEN.
In January 2013, the United Kingdom’s National Institute for Health and Care Excellence (NICE) published final guidance for England and Wales indicating that ILUVIEN does not satisfy NICE's definition of cost effectiveness for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies given the cost of £5,500. We submitted a simple patient access scheme (PAS) for ILUVIEN to NICE for consideration under its rapid review facility. In October 2013, the NICE Appraisal Committee issued a positive Final Appraisal Determination recommending ILUVIEN funding for the treatment of pseudophakic eyes in chronic DME patients that are insufficiently responsive to available therapies. The final draft guidance reverses the published guidance issued by NICE on January 23, 2013, and takes into consideration the PAS. The final technology appraisal guidance is expected to be published in November 2013.
On July 24, 2013, the Transparency Commission (Commission de la Transparence or CT) of the French National Health Authority (Haute Autorite de Sante) issued a favorable opinion for the reimbursement and hospital listing of ILUVIEN by the French National Health Insurance for the treatment of chronic DME considered insufficiently responsive to available therapies. In the opinion, ILUVIEN was deemed as providing a "moderate medical benefit" as defined by the Service Medical Rendu. As a result, patients will be reimbursed for 100% of the cost of ILUVIEN under the Affection de Longue Duree, a specific program for severe chronic diseases such as diabetes. When comparing the clinical benefit of ILUVIEN to existing therapies (Amelioration du Service Medical Rendu or ASMR), the CT rated the product at "level IV" which will be used in considering the price and any reimbursement conditions for ILUVIEN in France.
In September 2013, we submitted an application to the Medicines and Healthcare Products Regulatory Agency in the United Kingdom, as the Reference Member State, for 10 additional European Union country approvals through the Mutual Recognition Procedure.
We submitted a New Drug Application (NDA) in June 2010 for ILUVIEN in the U.S. with the U.S. Food and Drug Administration (FDA). We resubmitted our NDA with revisions in May 2011 and April 2013 to address matters raised in the FDA's Complete Response Letters (CRLs) relating to the NDA. In October 2013, we received a third CRL from the FDA stating that the NDA could not be approved in its current form. In the third CRL, the FDA identified clinical and statistical deficiencies and indicated that the benefits of ILUVIEN did not outweigh its risks. Further, the FDA indicated that results from a new clinical trial would need to be submitted, together with at least 12 months of follow-up data for all enrolled patients, to support certain indications previously discussed with the FDA. The FDA suggested that a meeting with the Dermatologic and Ophthalmic Drugs Advisory Committee may be of assistance in addressing the deficiencies identified above and providing advice whether a patient population can be identified in which the benefits of the drug product might outweigh the risks.
We were notified of a January 2014 meeting of the Advisory Committee, shortly after the issuance of the CRL. In a subsequent communication with the FDA, we believe we clarified that the purpose of the Advisory Committee meeting is to consider the benefits and risks of ILUVIEN based on existing data available from our FAME Study. We believe that if this were a positive meeting, it could lead to further discussions with the FDA regarding the potential approvability of the NDA.
In the third CRL, the FDA also referenced deficiencies in the methods and controls used for the drug product at the facility where ILUVIEN is manufactured. We do not believe that these deficiencies will affect our European commercial supply. We and our third-party manufacturer are in the process of resolving these deficiencies.

We commenced operations on June 4, 2003. Since our inception we have incurred significant losses. As of September 30, 2013, we have accumulated a deficit of $262.6 million. We expect to incur substantial losses through the projected commercialization of ILUVIEN as we:

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
As of September 30, 2013, we had approximately $23.1 million in cash and cash equivalents.
We launched ILUVIEN in the United Kingdom and Germany, in April and May of 2013, respectively, and currently plan to launch ILUVIEN in France in 2014. We do not expect to have positive cash flow from operations until late 2014, if at all. Due to the limited revenue generated by ILUVIEN to date, we may not be able to maintain compliance with covenants under our loan agreements. In an event of default, our lender may call the 2013 Term Loan or restrict the availability of the 2013 Line of Credit, and we will likely need to raise additional financing. If we are unable to obtain additional financing, we will need to adjust our commercial plans so that we can continue to operate with our existing cash resources or there may be substantial doubt about our ability to continue as a going concern.
Our Agreement with pSivida US, Inc.
We entered into an agreement with pSivida US, Inc. (pSivida) in February 2005, which was subsequently amended and restated in March 2008, for the use of fluocinolone acetonide (FAc) in pSivida’s proprietary delivery device. pSivida is a global drug delivery company committed to the biomedical sector and the development of drug delivery products. Our agreement with pSivida provides us with a worldwide exclusive license to develop and sell ILUVIEN, which consists of a tiny polyimide tube with membrane caps that is filled with FAc in a polyvinyl alcohol matrix for delivery to the back of the eye for the treatment and prevention of eye diseases in humans (other than uveitis). This agreement also provides us with a worldwide non-exclusive license to develop and sell pSivida’s proprietary delivery device to deliver other corticosteroids to the back of the eye for the treatment and prevention of eye diseases in humans (other than uveitis) or to treat DME by delivering a compound to the back of the eye through a direct delivery method through an incision required for a 25-gauge or larger needle. We do not have the right to develop and sell pSivida’s proprietary delivery device for indications for diseases outside of the eye or for the treatment of uveitis. Further, our agreement with pSivida permits pSivida to grant to any other party the right to use its intellectual property (i) to treat DME through an incision smaller than that required for a 25-gauge needle, unless using a corticosteroid delivered to the back of the eye, (ii) to deliver any compound outside the back of the eye unless it is to treat DME through an incision required for a 25-gauge or larger needle, or (iii) to deliver non-corticosteroids to the back of the eye, unless it is to treat DME through an incision required for a 25-gauge or larger needle.
The agreement provides that after commercialization of ILUVIEN, pSivida will be entitled to 20% of the net profits, by country, as defined in the amended and restated agreement. In connection with this arrangement we are entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits, by country. As of September 30, 2013 and December 31, 2012, pSivida owed us $8.0 million and $5.6 million, respectively, in commercialization costs. Due to the uncertainty of future profits from ILUVIEN, we have fully reserved these amounts in the accompanying unaudited interim financial statements.
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
In October 2010, in connection with entering into the 2010 Term Loan, we issued SVB a warrant to purchase up to 15,909 shares of our common stock and MidCap a warrant to purchase up to 23,864 shares of our common stock. Each of the warrants were exercisable upon issuance, had a per-share exercise price of $11.00 and a term of 10 years. We estimated the fair value of warrants granted using the Black-Scholes option pricing model to be $389,000. We allocated a portion of the proceeds from the 2010 Term Loan to the warrants in accordance with ASC 470-20-25-2, Debt Instruments with Detachable Warrants. As a result, we recorded a discount of $366,000 which was amortized to interest expense using the effective interest method. The Lenders were also issued warrants to purchase up to an aggregate of 69,999 additional shares of our common stock, which were exercisable only upon the drawdown of the additional $11 million subject to FDA approval of the NDA for ILUVIEN by December 31, 2011, which was not obtained. In May 2013, we repaid all amounts owed to the Lenders under the 2010 Term Loan, including the final interest payment equal to 4% of the total amount borrowed, and a 1.0% prepayment penalty on the then outstanding principal owed to MidCap. In connection with the repayment of the 2010 Term Loan, we recognized a loss on early extinguishment of debt of $153,000 associated with the remaining unamortized deferred financing costs, unamortized discount associated with the Lenders' warrants, the final interest payment, the prepayment penalty and a lender fee and warrants associated with a new term loan.
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
In connection with the 2013 Line of Credit, Limited paid commitment fee of $100,000. In accordance with ASC 470-50-40-17, we capitalized the commitment fee and $49,000 of deferred financing costs remaining on the 2010 Revolving Loan Agreement as deferred financing costs, which are being amortized over the remaining term of the 2013 Line of Credit.

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
Limited also agreed to customary affirmative and negative covenants and events of default in connection with these arrangements. Further, we, on a consolidated basis with our subsidiaries, must maintain a minimum “adjusted quick ratio,” tested as of the last day of each month, of at least 1.5:1.0. The adjusted quick ratio is the ratio of (x) our consolidated, unrestricted and unencumbered cash plus net billed trade accounts receivable to (y) our current liabilities (including all obligations owed to SVB) minus the current portion of deferred revenue. The occurrence of an event of default could result in the acceleration of Limited's obligations under the 2013 Loan Agreement and an increase to the applicable interest rate, and would permit SVB to exercise remedies with respect to the collateral under the 2013 Loan Agreement, including foreclosure on our intellectual property. As of September 30, 2013, we, on a consolidated basis with our subsidiaries, were in material compliance with all of the covenants of the 2013 Term Loan and 2013 Line of Credit.
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
The weighted average interest rates of our notes payable approximate the rate at which we could obtain alternative financing; therefore, the carrying amount of the notes approximated their fair value at December 31, 2012 and September 30, 2013.
Financial Operations Overview
Revenue
We began generating revenue from ILUVIEN in the second quarter of 2013, but do not expect positive cash flow from operations until late 2014, if at all. In addition to generating revenue from product sales, we intend to seek to generate revenue from other sources such as upfront fees, milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the licensing of our product candidates and other intellectual property. We expect any revenue we generate will fluctuate from quarter to quarter as a result of the nature, timing and amount of any milestone payments we may receive from potential collaborative and strategic relationships, as well as revenue we may receive upon the sale of our products to the extent any are successfully commercialized.
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
We launched ILUVIEN in the United Kingdom and Germany, in the second quarter of 2013, and currently plan to launch ILUVIEN in France in 2014. We have hired a European management team and, through outsourced third party providers, are developing a commercial infrastructure of approximately thirty people, in the United Kingdom, Germany and France, in management and the field combined including sales representatives, market access personnel and medical science liaisons.
In November 2012, we entered into an agreement with Quintiles Commercial Europe Limited. Under the Agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) will provide certain services to us in relation to the commercialization of ILUVIEN, in certain countries in Europe under subsequent project orders. Such services may include marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, regulatory, medical science liaison and communications and/or other advisory services. Currently we have entered into seven project orders with Quintiles Commercial for the provision of sales, marketing, management, market access and medical science personnel in Germany, the United Kingdom and France. Under these project orders Quintiles Commercial employed 21 persons fully dedicated to Alimera as of September 30, 2013 and expects this number to grow to 30 by December 2013. Quintiles Commercial also employed 8 persons partially dedicated to Alimera in Germany, the United Kingdom and France, and 12 persons partially dedicated to develop market access in the United Kingdom as of September 30, 2013. In accordance with the terms of these project orders, we will incur approximately $27.2 million in costs with Quintiles Commercial through 2015. During the three and nine month periods ended September 30, 2013, we incurred $2.1 million and $6.1 million, respectively, of expense associated with this agreement. At September 30, 2013, $1.2 million is included in outsourced services payable and $1.9 million is included in prepaid expenses and other current assets in our accompanying interim financial statements in association with these project orders.
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
Basic and Diluted Net Loss Applicable to Common Stockholders per Common Share
We calculated net loss per share in accordance with ASC 260, Earning Per Share. We had a net loss for all periods presented. Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options, warrants for convertible securities and warrants for common stock equivalents. Potentially dilutive weighted average common stock equivalents totaled approximately 19,249,096 and 951,793 for the three months ended September 30, 2013 and 2012, respectively, and 18,231,199 and 960,238 for the nine months ended September 30, 2013 and 2012, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods of net loss because of their anti-dilutive effect. Therefore, for the three and nine months ended September 30, 2013 and 2012, the weighted average shares used to calculate both basic and diluted loss per share are the same.
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

Total stock-based compensation expense related to all our stock option awards for the three and nine months ended September 30, 2013 and 2012, respectively, was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Sales and marketing	$97	$57	$280	$172
Research and development	96	92	285	277
General and administrative	406	193	1,010	687
Total employee stock option-based compensation expense	$599	$342	$1,575	$1,136

Restricted Stock Units
In February 2012, we awarded 85,437 restricted stock units (RSUs), to our executive officers and employees at a grant date fair value of $1.70 per RSU. A RSU is a stock award that entitles the holder to receive shares of our common stock as the award vests. The fair value of the RSUs was determined on the date of grant based on the closing price of our common stock on the date of grant, which equals the RSU’s intrinsic value. The RSUs would vest upon the receipt of marketing approval of ILUVIEN in four of the seven EU countries in which ILUVIEN was recommended for marketing authorization. During 2012, the vesting requirements were met and, as a result, the RSUs became fully vested. During the three and nine months ended September 30, 2012, we recognized $36,000 and $145,000 in compensation expense in connection with the RSUs. We did not recognize any compensation expense during the three and nine month periods ended September 30, 2013 in connection with the RSUs.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
REVENUE	$758	$—	$937	$—
COST OF GOODS SOLD	(57)	—	(68)	—
GROSS MARGIN	701	—	869	—

RESEARCH AND DEVELOPMENT EXPENSES	1,780	2,199	5,983	5,636
GENERAL AND ADMINISTRATIVE EXPENSES	2,113	1,506	7,252	4,488
SALES AND MARKETING EXPENSES	4,524	1,503	12,985	3,704
OPERATING EXPENSES	8,417	5,208	26,220	13,828

INTEREST EXPENSE AND OTHER	(134)	(186)	(397)	(629)
UNREALIZED FOREIGN CURRENCY GAIN, NET	508	—	552	—
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	6,229	—	(6,107)	—
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	(153)	—
NET LOSS	$(1,113)	$(5,394)	$(31,456)	$(14,457)
Three months ended September 30, 2013 compared to the three months ended September 30, 2012
Revenue. Revenue of approximately $760,000 was recognized for the three months ended September 30, 2013 in connection with the launch of ILUVIEN in Germany and the United Kingdom in the second quarter of 2013. No revenue was recognized during the three months ended September 30, 2012.
Research and development expenses. Research and development expenses decreased by approximately $400,000, or 18%, to approximately $1.8 million for the three months ended September 30, 2013 compared to approximately $2.2 million for the three months ended September 30, 2012. The decrease was primarily attributable to decreases of $320,000 in costs related to the completion of the enrollment of the physician utilization study in the fourth quarter of 2012, which was conducted to assess the safety and utility of the commercial version of the applicator for ILUVIEN, and a reduction of $250,000 in costs related to a consultant engaged to assist with the continued pursuit of approval of ILUVIEN in the U.S., which was offset by an increase of $210,000 in costs associated with contracting medical science liaisons to engage with retina specialists in the discussion of ILUVIEN in Germany, the United Kingdom and France.
General and administrative expenses. General and administrative expenses increased by approximately $600,000, or 40%, to approximately $2.1 million for the three months ended September 30, 2013 compared to approximately $1.5 million for the three months ended September 30, 2012. The increase was primarily attributable to increases of approximately $370,000 in costs associated with the hiring of a new managing director of Europe, executive director of finance and other personnel in the first quarter of 2013, $220,000 in professional and legal fees associated with the establishment of our infrastructure and tax planning for our expansion in Europe, and the registration of common stock underlying our Series A Convertible Preferred Stock issued in October 2012 and $100,000 in costs for new offices in Germany and the United Kingdom.
Sales and Marketing expenses. Sales and marketing expenses increased by approximately $3.0 million, or 200%, to approximately $4.5 million for the three months ended September 30, 2013 compared to approximately $1.5 million for the three months ended September 30, 2012. The increase was primarily attributable to increases of approximately $1.9 million in costs associated with contracting with Quintiles Commercial for marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, and communications and/or other advisory services in the EU beginning in the fourth quarter of 2012, $490,000 in costs associated with conducting local business in the EU as we expand our marketing presence, $260,000 in advertising and promotion costs in connection with the commercial launch of ILUVIEN in Germany and the United Kingdom, $210,000 in costs associated with the hiring of new marketing and medical marketing directors in the fourth quarter of 2012 and a market access director in the first quarter of 2013 to support the EU launch of ILUVIEN and

$200,000 in costs to pursue pricing and reimbursement for ILUVIEN in the seven countries in which it has received or been recommended for marketing authorization.
Interest expense and other. Interest expense decreased by approximately $60,000, or 32%, to approximately $130,000 for the three months ended September 30, 2013 compared to approximately $190,000 for the three months ended September 30, 2012. Interest expense for the three months ended September 30, 2013 was incurred in connection with our 2013 Term Loan. Interest expense for the three months ended September 30, 2012 was incurred in connection with our 2010 Term Loan. The decrease was primarily attributable to the lower interest rate on the 2013 Term Loan in comparison to the 2010 Term Loan.
Unrealized foreign currency gain, net. We recorded a non-cash unrealized foreign currency gain of approximately $510,000 for the three months ended September 30, 2013. The unrealized foreign currency gain was primarily attributable to the strengthening of the Euro and the British pound sterling over the third quarter of 2013.
Change in fair value of derivative warrant liability. A decrease in the fair value of our derivative warrant liability resulted in non-cash income of approximately $6.2 million for the three months ended September 30, 2013. The decreased value of the derivative warrant liability was primarily due to a decrease in the fair market value of our underlying common stock since June 30, 2013.
Nine months ended September30, 2013 compared to the nine months ended September 30, 2012
Revenue. Revenue of approximately $940,000 was recognized for the nine months ended September 30, 2013 in connection with the launch of ILUVIEN in Germany and the United Kingdom in the second quarter of 2013. No revenue was recognized during the nine months ended September 30, 2012.
Research and development expenses. Research and development expenses increased by approximately $400,000, or 7%, to approximately $6.0 million for the nine months ended September 30, 2013 compared to approximately $5.6 million for the nine months ended September 30, 2012. The increase was primarily attributable to increases of approximately $700,000 in costs associated with contracting medical science liaisons to engage with retina specialists in the study of ILUVIEN in Germany, the United Kingdom and France, $280,000 in costs associated with regulatory consultants engaged to assist with labeling, compliance and maintenance of our marketing authorizations and $170,000 in costs associated with expanding the manufacturing capabilities for the ILUVIEN inserter to commercial scale in 2013, offset by decreases of $480,000 in costs related to a consultant engaged to assist with the continued pursuit of approval of ILUVIEN in the U.S. and $350,000 in costs related to the completion of the enrollment of the physician utilization study, conducted to assess the safety and utility of the commercial version of the applicator for ILUVIEN, in the fourth quarter of 2012.
General and administrative expenses. General and administrative expenses increased by approximately $2.8 million, or 62%, to approximately $7.3 million for the nine months ended September 30, 2013 compared to approximately $4.5 million for the nine months ended September 30, 2012. The increase was primarily attributable to increases of approximately $870,000 in professional and legal fees associated with the establishment of our infrastructure and tax planning for our expansion in Europe, and the registration of common stock underlying our Series A Convertible Preferred Stock issued in October 2012, $760,000 in costs associated with the hiring of a new managing director of Europe, executive director of finance and other personnel in the first quarter of 2013, $260,000 in costs for new offices in Germany and the United Kingdom and $150,000 in costs associated with our third party logistics provider to support the commercialization of ILUVIEN in Europe.
Sales and Marketing expenses. Sales and marketing expenses increased by approximately $9.3 million, or 251%, to approximately $13.0 million for the nine months ended September 30, 2013 compared to approximately $3.7 million for the nine months ended September 30, 2012. The increase was primarily attributable to increases of approximately $5.5 million in costs associated with contracting with Quintiles Commercial for marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, and communications and/or other advisory services in the EU beginning in the fourth quarter of 2012, $1.2 million in costs associated with conducting local business in the EU as we expand our marketing presence, $1.2 million in advertising and promotion costs in connection with the commercial launch of ILUVIEN in Germany and the United Kingdom in 2013, $460,000 in costs to pursue pricing and reimbursement for ILUVIEN in the seven countries in which it has received or been recommended for marketing authorization, $420,000 in costs associated with the hiring of new marketing and medical marketing directors in the fourth quarter of 2012 and a market access director in the first quarter of 2013 to support the EU launch of ILUVIEN and $210,000 in medical marketing costs.
Interest expense and other. Interest expense decreased by approximately $230,000, or 37%, to approximately $400,000 for the nine months ended September 30, 2013 compared to approximately $630,000 for the nine months ended September 30, 2012. Interest expense for the nine months ended September 30, 2013 was incurred in connection with our 2010 Term Loan and our 2013 Term Loan. Interest expense for the nine months ended September 30, 2012 was incurred in connection with our 2010 Term Loan. The decrease was primarily attributable to lower principal balances on the 2010 Term Loan due to amortization payments which began in August 2011, and the lower interest rate on the 2013 Term Loan in comparison to the 2010 Term Loan.
Unrealized foreign currency gain, net. We recorded a non-cash unrealized foreign currency gain of approximately $550,000 for the nine months ended September 30, 2013. The unrealized foreign currency gain was primarily attributable to the strengthening of the Euro and the British pound sterling over the third quarter of 2013.
Change in fair value of derivative warrant liability. An increase in the fair value of our derivative warrant liability resulted in non-cash expense of approximately $6.1 million for the nine months ended September 30, 2013. The increased value of the derivative warrant liability was primarily due to an increase in the fair market value of our underlying common stock since December 31, 2012.
Liquidity and Capital Resources
To date we have incurred recurring losses, negative cash flow from operations, and have accumulated a deficit of $262.6 million from our inception through September 30, 2013. Prior to our IPO in April 2010, we funded our operations through the private placement of common stock, preferred stock, preferred stock warrants and convertible debt, as well as by the sale of certain assets of the non-prescription business in which we were previously engaged.
As of September 30, 2013, we had approximately $23.1 million in cash and cash equivalents. We launched ILUVIEN in the United Kingdom and Germany, in the second quarter of 2013, respectively, and currently plan to launch ILUVIEN in France in 2014. We do not expect to have positive cash flow from operations until late 2014, if at all. Due to the limited revenue generated by ILUVIEN to date, we may not be able to maintain compliance with covenants under our loan agreements. In an event of default, our lender may call the 2013 Term Loan or restrict the availability of the 2013 Line of Credit, and we will likely need to raise additional financing. We may seek to fund our operations through the sale of equity securities, strategic collaboration agreements and debt financing. We cannot be sure that additional financing from any of these sources will be available or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders especially in light of the current difficult financial environment. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result and the terms of any new equity securities may have a preference over our preferred or common stock. If we attempt to raise additional funds through strategic collaboration agreements and debt financing, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements, or the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to commercialize our product candidates or operate our business. If we are unable to obtain additional financing, we will need to adjust our commercial plans so that we can continue to operate with our existing cash resources or there may be substantial doubt about our ability to continue as a going concern.
For the nine months ended September 30, 2013, cash used in our operations of $28.1 million was primarily due to our net loss of $31.5 million and unrealized foreign currency gain, net of $550,000 decreased by a non-cash expense of $6.1 million for a change in our derivative warrant liability and by non-cash stock-based compensation and other expense of $1.6 million. Further increasing our cash used in operations were net increases of $2.2 million in inventory as we built ILUVIEN inventory for our commercial launch in Europe, $590,000 in credits receivable from Quintiles Commercial for excess billings during the third quarter of 2013, $450,000 in accounts receivable associated with our initial sales of ILUVIEN and $140,000 of prepaid insurance included in prepaid expenses and other current assets.
For the nine months ended September 30, 2012, cash used in our operations of $14.5 million was primarily due to our net loss of $14.5 million offset by stock-based compensation and other non-cash expense of $1.5 million. Further decreasing cash was a decrease in accounts payable, accrued expenses and other current liabilities of $740,000, and increases in inventory and prepaid expenses and other current assets of $880,000. The change in accounts payable, accrued expenses and other current liabilities was primarily due to decreases of approximately $540,000 paid to the administrator of our U.S. reimbursement and patient assistance programs for a termination payment and final billing due to the suspension of our commercialization of ILUVIEN in the U.S., $500,000 in amounts paid to our CROs, $240,000 in amounts paid to our legal and professional accounting firms, and $210,000 in severance payments made to terminated employees associated with our fourth quarter 2011 reduction in force and $140,000 in amounts paid to vendors performing pharmacoeconomic studies to evaluate the pricing of ILUVIEN in the EU, offset by increases of approximately $460,000 in amounts payable to our third party manufacturers of ILUVIEN for inventory and $240,000 in amounts payable to vendors assisting us in growing our market presence in the EU as the expected launch of ILUVIEN in the EU approaches. The increases in inventory and prepaid expenses and other current assets were primarily due to increases of approximately $670,000 for inventory and $110,000 of prepaid insurance.
For the nine months ended September 30, 2013, net cash used by our investing activities was approximately $390,000, which was due to the purchase of back up manufacturing equipment for ILUVIEN.

For the nine months ended September 30, 2012, net cash provided by our investing activities was approximately $490,000, which was primarily due to the maturities of investments.
For the nine months ended September 30, 2013, net cash provided by our financing activities was approximately $1.8 million, which was primarily due to proceeds from the 2013 Term Loan of $5.0 million offset by the use of approximately $3.0 million to repay the 2010 Term Loan.
For the nine months ended September 30, 2012, cash used by financing activities was $1.7 million, which was primarily due to payments of principal on our notes payable to SVB and MidCap.
Contractual Obligations and Commitments
In connection with our efforts to obtain the approval of ILUVIEN from the FDA, in February 2012, we engaged a consultant for services related to the continued pursuit of approval of ILUVIEN in the U.S. We recorded charges pertaining to consulting fees related to our agreement with this consultant of $450,000 and $700,000 during the three months ended September 30, 2013 and 2012, respectively, and $1.4 million and $1.8 million during the nine months ended September 30, 2013 and 2012, respectively. We expect to record an additional $600,000 in charges in connection with this agreement through March 31, 2014. In addition, we have agreed to pay the consultant $2.0 million, if, and only if, the FDA approves our NDA for ILUVIEN.
In November 2012, we entered into an agreement with Quintiles Commercial Europe Limited. Under the agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) will provide certain services to us in connection with the commercialization of ILUVIEN in certain countries in Europe under subsequent project orders. Such services may include marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, regulatory, medical science liaison and communications and/or other advisory services. Currently, we have entered into seven project orders with Quintiles Commercial for the provision of services in Germany, the United Kingdom and France. Under the existing project orders, we will incur approximately $27.2 million in costs with Quintiles Commercial through 2015. During the three and nine month periods ended September 30, 2013 we recorded charges of $2.1 million and $6.1 million, respectively, in connection with this agreement. At September 30, 2013, $1.2 million is included in outsourced services payable and $1.9 million is included in prepaid expenses and other current assets.
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

ITEM 3. Qualitative and Quantitative Disclosures About Market Risk
Not applicable.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALIMERA SCIENCES, INC.

November 13, 2013	By:	/s/ C. Daniel Myers
C. Daniel Myers
Chief Executive Officer and President
(Principal Executive Officer)

November 13, 2013	By:	/s/ Richard S. Eiswirth, Jr.
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