Form 10-K
period 2013-12-31
ALIMERA SCIENCES INC
filed 2014-03-07
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
As of June 28, 2013, the last business day of the registrant's last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $50,490,774, based on the closing price of the registrant’s Common Stock, as reported by the NASDAQ Global Market. Shares of Common Stock held by each executive officer, director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2014 there were 37,910,991 shares of the registrant's Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement with respect to the registrant’s 2014 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Form 10-K.

Alimera Sciences, Inc.
Form 10-K

The term “ILUVIEN” is our trademark. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS
Various statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

•	uncertainty as to our ability to commercialize ILUVIEN in the European Union(EU);

•	our limited sales and marketing infrastructure;

•	delay in or failure to obtain regulatory approval of ILUVIEN or any future products or product candidates;

•	our inability to successfully market and sell ILUVIEN following regulatory approval in additional markets;

•	uncertainty as to the pricing and reimbursement guidelines for ILUVIEN or any future products or product candidates, including ILUVIEN in the various EU countries;

•	uncertainty as to the relationship between the benefits of ILUVIEN or any future products or product candidates and the risks of their side-effect profiles;

•	dependence on third-party manufacturers to manufacture ILUVIEN or any future products or product candidates in sufficient quantities and quality;

•	the extent of government regulations;

•	uncertainty of clinical trial results;

•	our ability to operate our business in compliance with the covenants and restrictions that we are subject to under our credit facility; and

•	our ability to raise sufficient additional financing.
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
Our only commercial product is ILUVIEN®, which has received marketing authorization in Austria, the United Kingdom, Portugal, France, Germany and Spain, and has been recommended for marketing authorization in Italy, for the treatment of vision impairment associated with chronic diabetic macular edema (DME) considered insufficiently responsive to available therapies. DME is a disease of the retina that affects individuals with diabetes and can lead to severe vision loss and blindness. ILUVIEN is the first product approved for chronic DME in the United Kingdom and European Union (EU). ILUVIEN has not been approved by the U.S. Food and Drug Administration (FDA).
We launched ILUVIEN in the United Kingdom and Germany, in April and May of 2013, respectively, and currently plan to launch ILUVIEN in France in 2014. To date, the majority of our sales have been in Germany. We were able to launch in Germany without price restriction, but continue to work with the statutory health insurance funds in Germany to streamline reimbursement for ILUVIEN.
In January 2013, the United Kingdom’s National Institute for Health and Care Excellence (NICE) published final guidance for England and Wales indicating that ILUVIEN does not satisfy NICE's definition of cost effectiveness for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies given the cost of £5,500. We submitted a simple patient access scheme (PAS) for ILUVIEN to NICE for consideration under its rapid review facility. In October 2013, the NICE Appraisal Committee issued a positive Final Appraisal Determination recommending ILUVIEN funding for the treatment of pseudophakic eyes (eyes with an artificial lens), in chronic DME patients that are insufficiently responsive to available therapies and the final technology appraisal guidance was published in November 2013. The technology appraisal guidance reverses the published guidance issued by NICE in January 2013, and takes into consideration the PAS. NICE requires clinical commissioning groups, National Health Service (NHS) England and local public health authorities to comply with the recommendations in the final guidance within three months of its date of publication. We began receiving orders for ILUVIEN from several NHS facilities in January 2014, indicating early implementation of the NICE guidance in certain NHS facilities. Further, in February 2014, the Scottish Medicines Consortium, after completing its assessment and review of a similar simple PAS, announced that is has accepted ILUVIEN for restricted use within the NHS Scotland.
In July 2013, the Transparency Commission (Commission de la Transparence or CT) of the French National Health Authority (Haute Autorite de Sante) issued a favorable opinion for the reimbursement and hospital listing of ILUVIEN by the French National Health Insurance for the treatment of chronic DME considered insufficiently responsive to available therapies. In the opinion, ILUVIEN was deemed as providing a "moderate medical benefit" as defined by the Service Medical Rendu. As a result, when we agree on a price with the French authorities, patients will be reimbursed for 100% of the cost of ILUVIEN under the Affection de Longue Duree, a specific program for severe chronic diseases such as diabetes. When comparing the clinical benefit of ILUVIEN to existing therapies (Amelioration du Service Medical Rendu or ASMR), the CT rated the product at "level IV" which will be used in considering the price and any reimbursement conditions for ILUVIEN in France.
In September 2013, we submitted an application to the Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom, as the Reference Member State, for ten additional EU country approvals through the Mutual Recognition Procedure.
We submitted a New Drug Application (NDA) in June 2010 for ILUVIEN in the U.S. with the FDA. We resubmitted our NDA in May 2011 and April 2013 to address matters raised in the FDA's Complete Response Letters (CRLs) relating to the NDA. In October 2013, we received a third CRL from the FDA stating that the NDA could not be approved in its current form. In the third CRL, the FDA identified clinical and statistical deficiencies and indicated that the benefits of ILUVIEN did not outweigh its risks. Further, the FDA also indicated that results from a new clinical trial would need to be submitted, together with at least 12 months of follow-up data for all enrolled patients, to support certain indications previously discussed with the FDA. The FDA suggested that a meeting with the Dermatologic and Ophthalmic Drugs Advisory Committee may be of assistance in addressing the deficiencies identified above and providing advice whether a patient population can be identified in which the benefits of the drug product might outweigh the risks. In the third CRL, the FDA referenced deficiencies in the methods and controls used for the drug product at the facility where ILUVIEN is manufactured. We do not believe that these deficiencies will affect our European commercial supply of ILUVIEN. We and our third-party manufacturer are in the process of resolving these deficiencies.

We were notified of a January 2014 meeting of the Advisory Committee shortly after the issuance of the third CRL. In a subsequent communication with the FDA, we believe we clarified that the purpose of the Advisory Committee meeting was to consider the benefits and risks of ILUVIEN based on existing data available from our two completed Phase 3 pivotal clinical trials (collectively, our FAME Study). Further discussion with the FDA in preparation for the Advisory Committee resulted in labeling discussions for ILUVIEN, and we and the FDA agreed that the Advisory Committee was no longer necessary. We intend to submit a response to the third CRL in the first quarter of 2014 to include a new proposed label, address concerns the FDA raised regarding the facility at which ILUVIEN is manufactured, and provide a safety update on ILUVIEN, which will include data from ILUVIEN patients and from physician experience with the ILUVIEN applicator in the United Kingdom and Germany, where ILUVIEN is commercially available. The FDA has indicated that we will not be required to conduct any new clinical trials in connection with the FDA's review of this submission.
ILUVIEN is an intravitreal implant that treats patients by delivering a consistent sub-microgram daily dose of the non-proprietary corticosteroid fluocinolone acetonide (FAc) in the eye, which is sustained and therapeutically effective through 36 months. ILUVIEN is inserted in a non-surgical procedure employing a device with a 25-gauge needle which allows for a self-sealing wound. In approved European countries, the procedure is performed in a hospital or private clinic setting. If approved in the U.S., the non-surgical procedure will be performed in the retinal specialist’s office. In the treatment of chronic DME with an intraocular corticosteroid, we believe that delivering therapeutic levels and mitigating the typical side effects can only be achieved by delivering drug to the back of the eye where DME occurs, and minimizing exposure in the front of the eye, where the typical side effects take place. To achieve this, ILUVIEN is inserted in the back of the patient’s eye to a placement site that uses the eye’s natural fluid dynamics to focus drug delivery in the back of the eye.  Therefore, we believe ILUVIEN delivers a sustained therapeutic effect in chronic DME, and an adverse event profile that is predictable and manageable by a retinal physician.
Our commercialization strategy is to establish ILUVIEN as a leading therapy for vision loss in chronic DME patients and subsequently for any other indications for which ILUVIEN is proven safe and effective. We are led by an executive team with extensive development and commercialization expertise with ophthalmic products including the launch and management of Visudyne, the first pharmacological treatment indicated for patients with wet AMD. We intend to capitalize on our management’s experience and expertise to market ILUVIEN and other potential eye care products, when, where and if such drugs receive regulatory approval. We have hired additional ophthalmic and specialty product managers in Europe. We launched ILUVIEN in the United Kingdom and Germany, in April and May of 2013, respectively, and currently plan to launch ILUVIEN in France in 2014. We also plan to commercialize ILUVIEN, directly or with a partner, in Austria, Italy, Portugal and Spain, with potential expansion into other EU and non-EU countries pending future applicable regulatory approvals. If ILUVIEN is approved by the FDA, we intend to commercialize ILUVIEN directly to physicians and retina centers across the U.S. through specialty distributors and specialty pharmacies.
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

•
Pursue FDA Approval for ILUVIEN. We intend to submit a response to the third CRL to the FDA in the first quarter of 2014. If approved by the FDA, we intend to directly commercialize ILUVIEN to physicians and retina centers in the U.S. through specialty distributors and pharmacies.

•
Pursue Approval in Additional Countries. We are eligible for a mutual recognition procedure under which we can submit ILUVIEN for approval in any or all of the remaining 20 EU countries. The International Diabetes Federation estimates there are approximately 11 million people suffering from diabetes in these remaining countries. In September 2013, we submitted an application to the MHRA in the United Kingdom, as the Reference Member State, for ten additional European Union country approvals through the Mutual Recognition Procedure. We are also considering pursuing approval in Middle Eastern and Asia Pacific markets.

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
Disease Overview and Market Opportunity
Diabetes and Diabetic Retinopathy
Diabetes mellitus, with its systemic and ophthalmic complications, represents a global public health threat. The estimated prevalence of diabetes worldwide in 2013 increased to 382 million people and is expected to increase to 592 million people by 2035. In the EU countries in which ILUVIEN has received marketing authorizations or has been recommended for marketing authorization, according to the International Diabetes Foundation, Diabetes Atlas, Sixth Edition, there are approximately 23.0 million diabetics of whom we estimate approximately 1.3 million suffer from DME.
According to the U.S. Centers for Disease Control and Prevention (CDC), the number of Americans diagnosed with diabetes has increased from approximately 8.1 million people in 1994 to approximately 21.0 million people in 2011. In addition to diagnosed cases, the CDC estimates that an additional 5.0 to 7.0 million Americans with diabetes are currently undiagnosed and are therefore not being monitored and treated to control their disease and prevent systemic and ophthalmic complications. With better diagnostics and improved public awareness, the number of persons diagnosed with and being treated for diabetes is expected to increase.
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
As the diabetic patient continues to suffer from DME, the disease can undergo a transition where more inflammatory factors become present, and it is referred to as chronic DME. At this stage, first line treatments may no longer reduce the macular edema or improve vision of the patient even after a significant reduction in macular edema has occurred.

Limitations of Current Treatments for DME
The current standards of care for the treatment of DME are laser photocoagulation and intravitreal injections of anti-vascular endothelial growth factor (anti-VEGF) antibody and corticosteroid therapies. Laser photocoagulation is a retinal procedure in which a laser is used to apply a burn or a pattern of burns to cauterize leaky blood vessels to reduce edema. Visual acuity gains are seen with this therapy, however, its primary benefit is to prevent or slow vision loss. Further, this is a destructive procedure that has undesirable side effects including partial loss of peripheral and night vision. Lucentis, an anti-VEGF antibody, is marketed for the treatment of vision loss associated with DME in the U.S. and the EU. Retinal specialists have supplemented laser photocoagulation and Lucentis with the use of off-label intravitreal injections of other anti-VEGF antibody and corticosteroid therapies.
Studies have also shown that both anti-VEGF antibodies and corticosteroids are efficacious in some patients suffering from DME. However, both corticosteroids and anti-VEGF antibodies are limited by a need for multiple injections to maintain a therapeutic effect and are not efficacious in all patients. This raises concerns not only for patients, but also for caregivers who are affected by frequent doctor visits, and healthcare providers who must monitor patients monthly. Furthermore, some patients either do not achieve a response or achieve an insufficient response from these therapeutic approaches. In addition, these therapies have safety concerns. Corticosteroids have historically been associated with significant increases in pressure (IOP), which may increase the risk of glaucoma, and the acceleration of cataract formation. Frequent injections of anti-VEGF antibody treatments increase the risk of endophthalmitis and have also been shown to raise IOP in certain patients.
ILUVIEN
Overview
Our only commercial product is ILUVIEN, an intravitreal implant providing a therapeutic effect for up to 36 months in the treatment of vision impairment associated with chronic DME by delivering sustained sub-microgram levels of FAc, a non-proprietary corticosteroid. Intravitreal refers to the space inside the eye behind the lens that contains the jelly-like substance called vitreous. DME is a disease of the retina which affects individuals with diabetes and can lead to severe vision loss and blindness. ILUVIEN is inserted in the back of the patient’s eye in a non-surgical procedure using a sterile preloaded applicator (the ILUVIEN applicator) employing a 25-gauge needle, which allows for a self-sealing wound. This procedure is very similar to the administration of an intravitreal injection, a procedure commonly employed by retinal specialists. In approved European countries, the procedure is performed in a hospital or private clinic setting. If approved in the U.S., the non-surgical procedure will be performed in the retinal specialist’s office. Based on data from our FAME Study, we believe ILUVIEN improves vision while mitigating side effects commonly associated with the use of corticosteroids for the following reasons:

•
ILUVIEN delivers FAc. The active pharmaceutical ingredient in ILUVIEN is FAc, which has demonstrated efficacy in the treatment of DME in the two completed Phase 3 pivotal clinical trials, collectively referred to as our FAME Study.

•
ILUVIEN delivers sustained sub-microgram daily levels of a steroid to the eye. The dosage level of ILUVIEN provides lower daily and aggregate exposure to corticosteroids than other intraocular dosage forms currently available.

•
ILUVIEN delivers a therapeutic effect for up to 36 months. In vitro release kinetics have shown that ILUVIEN provides sustained delivery of sub-microgram levels of FAc over time. Based on the results of the FAME Study, ILUVIEN provides a sustained, therapeutic effect in the treatment of DME patients through 36 months.

•
ILUVIEN’s placement utilizes the eye’s natural fluid dynamics. There are two natural currents of fluid within the eye; one to the front of the eye and the other to the back of the eye, or retina. We believe that ILUVIEN’s delivery of sustained sub-microgram levels of FAc and insertion into the back of the eye optimizes delivery of FAc to the retina by utilizing these natural currents, maximizes efficacy and mitigates side effects.

•
ILUVIEN is inserted using a 25-gauge needle. Needle gauge determines the size of the wound that is created. ILUVIEN is inserted into the eye in a non-surgical procedure using a 25-gauge needle, which results in a wound that is small enough to seal itself after the needle is removed, thus eliminating the need for additional intervention. Using a larger needle would require a more complicated procedure to create a self-sealing wound, or would require a suture to ensure closure of the wound.

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
ILUVIEN is Positioned to Mitigate IOP Increases

Based on our analysis of the final clinical readout from our FAME Study through month 36, it appears that ILUVIEN mitigates the incidence of steroid-induced IOP elevations associated with the intraocular use of corticosteroids, which we believe is due to its sustained low dose and insertion in the posterior portion of the eye.
The side effect of increased IOP associated with corticosteroids in certain people is directly related to the interaction of corticosteroids with the cells of the trabecular meshwork, a specialized tissue that acts as a filter located in the front of the eye. In some individuals, the use of intraocular corticosteroids can result in a build-up of debris in this meshwork, increasing resistance to outflow, and increasing pressure inside the eye. The positioning of ILUVIEN allows it to take advantage of the posterior flow of fluid away from the trabecular meshwork of the eye. We believe ILUVIEN's sustained low dose and positioning minimizes the anterior chamber exposure to FAc and mitigates the incidence of IOP elevations typically seen with the use of intraocular corticosteroids.
ILUVIEN Provides Sustained Sub-Microgram Delivery
ILUVIEN consists of a tiny polyimide tube with a permeable membrane cap on one end and an impermeable silicone cap on the other end that is filled with 190µg of FAc in a polyvinyl alcohol matrix. ILUVIEN is non-bioerodable; however, both polyimide and the polyvinyl alcohol matrix are biocompatible with ocular tissues and have histories of safe use within the eye. ILUVIEN provides sustained sub-microgram levels of FAc and demonstrated a therapeutic effect for up to 36 months in our FAME Study. We believe that ILUVIEN’s ability to deliver consistent, sub-microgram levels of FAc from a posterior point of release in the eye mitigates the incidence of IOP elevations commonly associated with the intraocular use of corticosteroids.
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

•
Dry AMD. Dry AMD patients account for 90% of AMD patients, with the greatest unmet need among these patients being a treatment for geographic atrophy (GA) for which there are currently no treatments available. Pre-clinical studies in two established rat models of retinal degeneration reported at the Association for Research in Vision and Ophthalmology meetings in 2006, 2007 and 2008, described the efficacious effects of a miniaturized version of ILUVIEN in retinal degeneration. While there are no standard preclinical models of GA, we believe these results support the continued exploration of ILUVIEN to treat this condition.

•
Wet AMD. The size of the wet AMD market was $2 billion in 2008 according to visiongain, an independent competitive intelligence organization. Anti-VEGF antibodies require persistent dosing to maintain a therapeutic effect which is a burden on both the patient and the physician. We believe ILUVIEN has the potential to be synergistic with the market leading anti-VEGF antibody therapies in the treatment of wet AMD given that corticosteroids have been shown to suppress the production of VEGF.

•
Macular edema associated with non-ischemic RVO. According to GlobalData, a provider of global business intelligence, there are 16 million adults affected with RVO around the world. Retinal specialists have been using intravitreal injections of the corticosteroid triamcinolone acetonide on an off-label basis to treat non-ischemic RVO. In September 2009, Allergan, Inc. (Allergan) introduced Ozurdex (a three to five month dexamethasone intravitreal implant) as the first approved product for macular edema following branch or retinal vein occlusion. The FDA’s approval of Ozurdex provides additional evidence that corticosteroids work effectively for RVO.

ILUVIEN Regulatory Status
U.S. Regulatory Status
We submitted a NDA in June 2010 for ILUVIEN in the U.S. with the FDA. We resubmitted our NDA in May 2011 and April 2013 to address matters raised in the CRLs received from the FDA. In October 2013, we received a third CRL from the FDA stating that the NDA could not be approved in its current form. In the third CRL, the FDA identified clinical and statistical deficiencies and indicated that the benefits of ILUVIEN did not outweigh its risks. Further, the FDA indicated that results from a new clinical trial would need to be submitted, together with at least 12 months of follow-up data for all enrolled patients, to support certain indications previously discussed with the FDA. The FDA suggested that a meeting with the Dermatologic and Ophthalmic Drugs Advisory Committee may be of assistance in addressing the deficiencies identified above and providing advice whether a patient population can be identified in which the benefits of the drug product might outweigh the risks. In the third CRL, the FDA also referenced deficiencies in the methods and controls used for the drug product at the facility where ILUVIEN is manufactured. We do not believe that these deficiencies will affect our European commercial supply of ILUVIEN. We and our third-party manufacturer are in the process of resolving these deficiencies.
We were notified of a January 2014 meeting of the Advisory Committee, shortly after the issuance of the third CRL. In a subsequent communication with the FDA, we believe we clarified that the purpose of the Advisory Committee meeting was to consider the benefits and risks of ILUVIEN based on existing data available from our FAME Study. Further discussion with the FDA in preparation for the Advisory Committee resulted in labeling discussions for ILUVIEN, and we and the FDA agreed that the Advisory Committee was no longer necessary. We intend to submit a response to the third CRL in the first quarter of 2014, to include a new proposed label, address concerns the FDA raised regarding the facility at which ILUVIEN is manufactured, and provide a safety update on ILUVIEN, which will include data from ILUVIEN patients and from physician experience with the ILUVIEN applicator in the United Kingdom and Germany, where ILUVIEN is commercially available. The FDA has indicated that we will not be required to conduct any new clinical trials in connection with the FDA's review of this submission.
EU Regulatory Status
We met with regulatory authorities in Germany, Spain, France, Portugal and the United Kingdom and presented our overall preclinical, technical, clinical and statistical development plans which included the use of visual function as the primary efficacy endpoint and an anatomical measure as a co-primary efficacy endpoint or key secondary efficacy endpoint. In July 2010, we submitted a data package regarding the efficacy and safety of ILUVIEN through month 24 of the FAME Study to the applicable regulatory authorities in the United Kingdom, Austria, France, Germany, Italy, Portugal and Spain. In November 2010, we received a Preliminary Assessment Report (PAR) from the MHRA. After meetings and discussions with the MHRA, we finalized and submitted our response to the PAR to the MHRA in November 2011with ILUVIEN efficacy and safety through the end of the FAME Study, month 36. In February 2012, we received a Final Assessment Report (FAR) from the MHRA indicating that the United Kingdom, Austria, France, Germany, Italy, Portugal and Spain had reached a consensus that ILUVIEN was approvable for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies and that the decentralized procedure was complete. Upon receipt of the FAR, we entered the national phase with each of these seven countries and received marketing authorization in Austria, the United Kingdom, Portugal, France, Germany and Spain. During the national phase labeling in each country’s local language is finalized. As part of the approval process in these countries, we have committed to conduct a five-year, post-authorization, open label registry study of ILUVIEN in patients treated per the labeled indication. In September 2013, we submitted an application to the MHRA in the United Kingdom, as the Reference Member State, for ten additional EU country approvals through the Mutual Recognition Procedure.
Commercialization
ILUVIEN is the only drug therapy indicated for patients with chronic DME considered insufficiently responsive to available therapies and the only single treatment providing a sustained therapeutic effect of up to 36 months. Our commercialization strategy is to establish ILUVIEN as a leading therapy for the treatment of vision loss in chronic DME patients and subsequently for other indications for which ILUVIEN may prove safe and effective. We launched ILUVIEN in the United Kingdom and Germany in the second quarter of 2013, and currently plan to launch ILUVIEN in France in 2014. We also plan to commercialize ILUVIEN, directly or with a partner, in Austria, Italy, Portugal and Spain, with potential expansion into other EU and non EU countries pending future applicable regulatory approvals. If approved in the U.S., we intend to distribute ILUVIEN to physicians and retina centers through specialty distributors and specialty pharmacies. Although we anticipate ILUVIEN being administered as a standalone therapy, we do not foresee the use of ILUVIEN as precluding the administration of other therapies in conjunction with ILUVIEN. Our commercialization strategy in any geography is subject to and dependent upon the regulatory approval of ILUVIEN in any jurisdiction.
Sales and Marketing
We are led by an executive team with extensive commercialization expertise with ophthalmic products including the launch and management of Visudyne, the first pharmacological treatment indicated for the treatment of wet AMD.
In late 2012 and early 2013 we established a core management team for our EU operations based in the United Kingdom. In November 2012, we entered into a master services agreement with Quintiles Commercial Europe Limited. Under the agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) provide certain services to us in connection with the commercialization of ILUVIEN in certain countries in Europe. Such services include marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, regulatory, medical science liaison and communications and/or other advisory services. As of December 31, 2013, we had entered into eight project orders with Quintiles Commercial for the provision of sales, marketing, management, market access and medical science personnel in Germany, the United Kingdom and France. Under these project orders Quintiles Commercial, as of December 31, 2013, employed 24 persons fully dedicated to Alimera. Quintiles Commercial also employed six persons partially dedicated to Alimera in Germany, the United Kingdom and France as of December 31, 2013. In December 2013 and January 2014, respectively, we transitioned our German and United Kingdom country manager positions in house.
If we obtain ILUVIEN approval from the FDA, we anticipate building our sales and marketing infrastructure in the U.S. to include marketing, managed markets and sales , and field-based managed markets and sales managers.
Our plan includes developing our medical marketing, promotion and communication materials and ensuring that influential retinal specialists are presenting our FAME Study data and messages at key retina meetings in the U.S. and EU.
Manufacturing
We do not have, and do not intend to establish an in-house manufacturing capability for our products and as a result we will continue to depend heavily on third-party contract manufacturers to produce and package ILUVIEN. We rely on these manufacturers to produce active pharmaceutical ingredients, or APIs, and finished drug products in accordance with current Good Manufacturing Practices (cGMPs) and all other applicable laws and regulations. We anticipate that we will continue to rely on contract manufacturers to manufacture ILUVIEN for commercial sale. We maintain agreements with potential and existing manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to ILUVIEN.
Third party manufacturers are responsible for the commercial-scale production of ILUVIEN and the ILUVIEN applicator. We have finalized agreements with the manufacturer of FAc, the active pharmaceutical ingredient in ILUVIEN (FARMABIOS SpA/Byron Chemical Company Inc.), the manufacturer of the components of the ILUVIEN applicator (Flextronics International, Ltd or an affiliate of Flextronics International, Ltd. (Flextronics)),the manufacturer of ILUVIEN (Alliance Medical Products Inc. (Alliance)) and the manufacturer for the quality release testing of ILUVIEN in the EU (Brecon Pharmaceuticals Limited (Brecon)). We do not currently have alternate providers for any of these activities.
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
In February 2010, we entered into a commercial manufacturing agreement with Alliance whereby Alliance agreed to manufacture and package ILUVIEN for us at its Irvine, California facility. Certain equipment at Alliance’s facility was purchased by us and is used solely for the purpose of allowing Alliance to manufacture and package ILUVIEN for us. Under the agreement, we are also responsible for supplying Alliance with the ILUVIEN applicator and the API. Pursuant to our agreement with Alliance, we have agreed to order from Alliance at least 80% of our total requirements for new units of ILUVIEN in the U.S., Canada and Europe in a calendar year; provided that Alliance is able to fulfill our supply requirements and is not in breach of its agreements or obligations to us. Unless terminated earlier in accordance with the provisions thereof, our agreement with Alliance has an initial term of six years and will automatically renew for successive terms of one year unless either party delivers written notice of non-renewal to the other at least 12 months prior to the end of the then current term. In the CRL we received in October 2013, the FDA referenced deficiencies in the methods and controls used for the drug product at the facility where ILUVIEN is manufactured. We do not believe that these deficiencies will affect our European commercial supply of ILUVIEN. We and our third-party manufacturer are in the process of resolving these deficiencies.
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
In our NDA and Marketing Authorization Application (MAA) for ILUVIEN, we provided the FDA and the EU regulatory authorities with a completed process validation package on three lots which described manufacturing and packaging procedures and in-process controls. Validation was conducted on small scale, 400 unit batches but in the U.S., this can be scaled up to ten times. However, in the EU, the manufacturing process for ILUVIEN is considered a non-standard process. In order to scale-up to a larger batch size, a new validation package had to be submitted as a variation to the MAA. In 2012, we completed three validation batches of an 800 unit commercial batch and in 2013, we filed, and received approval for, a variance to the MAA with the MHRA.
In addition, we submitted 24 to 36 months of stability data from three primary stability batches to demonstrate that the product manufactured using the process as described meets required product specifications.
Customers
Our revenues for the fiscal year ended December 31, 2013 were generated from product sales primarily in Germany and our sales were concentrated in a limited number of customers. Two customers in Europe accounted for approximately 23% of our total consolidated revenues for the year ended December 31, 2013. No other customer accounted for more than 10% of revenue in 2013.
Competition
The development and commercialization of new drugs and drug delivery technologies is highly competitive. We face competition with respect to ILUVIEN and any products or product candidates we may develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide, many of whom have substantially greater financial and other resources than we do. In the countries in which ILUVIEN has received or been recommended for marketing authorization, or becomes approved for use in the treatment of DME, it competes against laser photocoagulation and the use of anti-VEGF antibody and corticosteroid injections, or other therapies that may be approved in the future. There are other companies working to develop other drug therapies and sustained delivery platforms for DME and other indications. We believe that the following companies provide potential competition to ILUVIEN:

•
Roche’s products Lucentis (ranibizumab injection) and Avastin (bevacizumab) are both anti-VEGF antibodies. Lucentis is marketed in the EU by Novartis. Lucentis is currently approved for the treatment of DME, the treatment of neovascular wet AMD and the treatment of macular edema following RVO in the U.S. and the EU. Avastin, an oncology product, is used by retinal specialists in both the U.S. and in certain countries of the EU in the treatment of numerous retinal diseases but is not formulated or approved for any ophthalmic use.

•
Allergan’s product Ozurdex (dexamethasone intravitreal implant), is a bioerodable extended release implant that delivers the corticosteroid dexamethasone. Ozurdex is approved for the treatment of macular edema following branch or central RVO and non-infectious uveitis affecting the posterior segment of the eye in both the U.S. and the EU. Ozurdex demonstrates peak efficacy at 60 days and duration of therapy of three to five months in the treatment of RVO. Ozurdex has been submitted for approval in the treatment of DME in the U.S.

•	Regeneron/Bayer’s Eylea (aflibercept) is approved for the treatment of neovascular wet AMD in the U.S. and in the EU. Eylea has been submitted for approval in the treatment of DME in the U.S. and EU.

•
In addition, there are a number of other companies, including Ophthotech, Corp., Thrombogenics NV, Ampio Pharmaceuticals and pSivida, which are developing drug therapies or sustained delivery platforms for the treatment of ocular diseases. These companies are seeking to apply their technologies to ophthalmic indications in early stage clinical trials.
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
Our license rights to pSivida’s proprietary delivery device could revert to pSivida if we were to (i) fail twice to cure our breach of an obligation to make certain payments to pSivida following receipt of written notice thereof; (ii) fail to cure other breaches of material terms of our agreement with pSivida within 30 days after notice of such breaches or such longer period (up to 90 days) as may be reasonably necessary if the breach cannot be cured within such 30-day period; (iii) file for protection under the bankruptcy laws, make an assignment for the benefit of creditors, appoint or suffer appointment of a receiver or trustee over our property, file a petition under any bankruptcy or insolvency act or have any such petition filed against us and such proceeding remains undismissed or unstayed for a period of more than 60 days; or (iv) we notify pSivida in writing of our decision to abandon our license with respect to a certain product using pSivida’s proprietary delivery device. We were not in breach of our agreement with pSivida as of December 31, 2013.
The agreement provides that after commercialization of ILUVIEN, pSivida will be entitled to 20% of the net profits as defined in the amended and restated agreement. In connection with this arrangement we are entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of December 31, 2013 and 2012, pSivida owed us $11.0 million and $5.6 million, respectively, in commercialization costs. Due to the uncertainty of future net profits from ILUVIEN, we have fully reserved these amounts in the accompanying consolidated financial statements.
We will owe pSivida an additional milestone payment of $25.0 million if ILUVIEN is approved by the FDA. If we were to enter into any sub-license of ILUVIEN, we must share 20% of net profits and 33% of any lump sum milestone payments received from a sub-licensee, as defined in the agreement with pSivida.
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
The manufacturing facility that produces our product must maintain compliance with cGMP and is subject to periodic inspections by the FDA. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal and regulatory action, including Warning Letters, seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. In the CRL received in October 2013, the FDA referenced deficiencies in the methods and controls used for the drug product at the facility where ILUVIEN is manufactured. We do not believe that these deficiencies will affect our European commercial supply of ILUVIEN. We and our third-party manufacturer are in the process of resolving these deficiencies.
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

A mutual recognition procedure of nationally approved decisions is available to pursue marketing authorizations for a product in the remaining EU countries once marketing authorization has been received in any EU country. Under the mutual recognition procedure, the holders of national marketing authorization in one of the countries within the EU may submit further applications to other countries within the EU, who will be requested to recognize the original authorization based on the FAR provided by the RMS. In September 2013, we submitted an application to the MHRA in the United Kingdom, as the Reference Member State, for ten additional EU country approvals through the Mutual Recognition Procedure.
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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, is expected to significantly change the way healthcare is financed by both governmental and private insurers. The provisions of the ACA became effective over various periods from 2010 through 2014. While we cannot predict what impact on federal reimbursement policies this law will have in general or specifically on any product we commercialize, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products. The rebates, discounts, taxes and other costs resulting from the ACA may have a significant effect on our profitability in the future. In addition, potential reductions of the per capita rate of growth in Medicare spending under the ACA, could potentially limit access to certain treatments or mandate price controls for our products. Moreover, although the U.S. Supreme Court has upheld the constitutionality of most of the ACA, some states have indicated that they intend not to implement certain sections of the ACA, and some members of the U.S. Congress are still working to repeal the ACA. We cannot predict whether these challenges will continue or other proposals will be made or adopted, or what impact these efforts may have on us.
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
Patents and Proprietary Rights
Our success depends in part on our ability to obtain and maintain proprietary protection for ILUVIEN or any future products or product candidates, technology and know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Because certain intellectual property relating to ILUVIEN is licensed to us by third-party collaborators, we are dependent on our collaborators’ ability to obtain and maintain such protection. Where we have conducted our own research, our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.
As of December 31, 2013, we owned or have licensed six U.S. utility patents, one U.S. design patent and two U.S. patent applications as well as numerous foreign counterparts to many of these patents and patent applications relating to ILUVIEN or the ILUVIEN applicator. We licensed two European patents from pSivida directed to our low-dose device and have an application pending directed to our applicator system for ILUVIEN. We licensed our patent rights relating to ILUVIEN from pSivida. Pursuant to our agreement with pSivida, we only have the right to our ILUVIEN-related patent rights for diseases of the human eye (other than uveitis). Our licensed patent portfolio includes U.S. patents (with no currently pending or issued corresponding European applications or patents) with claims directed to methods for administering a corticosteroid with an implantable sustained delivery device to deliver the corticosteroid to the vitreous of the eye wherein aqueous corticosteroid concentration is less than vitreous corticosteroid concentration during release.
U.S. utility patents generally have a term of 20 years from the date of filing. The utility patent rights relating to ILUVIEN licensed to us from pSivida include five U.S. patents that expire between March 2019 and April 2020 and counterpart filings to these patents in a number of other jurisdictions. Two European patents are licensed to us from pSivida directed to our low-dose device that expire in April of 2021 and October 2024. No patent term extension or supplementary protection certificate will be available for any of these U.S. or European patents or applications.
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
Research and Development
We have built a research and development organization that includes extensive expertise with ophthalmic products including Visudyne, the first pharmacological treatment indicated for patients with wet AMD. We operate cross-functionally and are led by an experienced research and development management team. We use rigorous project management techniques to assist us in making disciplined strategic research and development program decisions and to help limit the risk profile of our product pipeline. We also access relevant market information and key opinion leaders in creating target product profiles and, when appropriate, as we advance our programs to commercialization. We engage third parties to conduct portions of our preclinical research. In addition, we utilize multiple clinical sites to conduct our clinical trials; however we are not substantially dependent upon any one of these sites for our clinical trials nor do any of them conduct a major portion of our clinical trials.
We invested $8.4 million and $7.9 million in research and development during the years ended December 31, 2013 and 2012, respectively.
Employees
As of February 20, 2014, we had 31 employees. Ten of these employees are engaged in research, development and regulatory activities, and 21 are engaged in administrative support, finance, information technology and sales and marketing activities. None of our employees is represented by a labor union and we consider our employee relations to be good.
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

Risks Related to Our Dependence on ILUVIEN

We are heavily dependent on the commercial success of our lead product, ILUVIEN, which recently received marketing authorizations in Austria, the United Kingdom, Portugal, France, Germany and Spain, and on the regulatory approval of ILUVIEN for the treatment of chronic diabetic macular edema (DME) in the U.S. and other countries, which may never occur.

We are a biopharmaceutical company with only one product available for commercial sale in a limited number of markets. As a result, our future success is currently dependent upon the commercial and regulatory success of ILUVIEN for the treatment of DME in Europe and the U.S. In February 2012, ILUVIEN received a positive outcome from the Decentralized Procedure (DCP) in Europe with the issuance of a Final Assessment Report (FAR) from the United Kingdom Medicines Healthcare Products Regulatory Agency (MHRA) indicating that that it is approvable for commercial use to treat vision impairment associated with chronic DME considered insufficiently responsive to available therapies in the United Kingdom, Austria, France, Germany, Italy, Portugal and Spain. Following the issuance of the FAR from the MHRA, ILUVIEN received marketing authorization from governing regulatory bodies in Austria, the United Kingdom, Portugal, France, Germany and Spain. ILUVIEN has not yet received marketing authorization in Italy, however, and we cannot be certain when, or if, it will receive such authorization. ILUVIEN has not been approved by the FDA in the U.S. and may never receive such approval. In September 2013, we submitted an application to the MHRA, as the Reference Member State, for the approval of ILUVIEN in ten additional European Union (EU) countries through the Mutual Recognition Procedure, but we cannot be certain when, or if, it might receive such approvals. We launched ILUVIEN in the United Kingdom and Germany in April and May of 2013, respectively, and currently plan to launch ILUVIEN in France in 2014. The timing of the commercial launch of ILUVIEN in the EU countries is dependent upon each specific EU country’s pricing and reimbursement timelines. Because we do not currently have any products or product candidates available for sale or in clinical development other than ILUVIEN, our future success is dependent upon building a commercial operation in the EU to successfully commercialize ILUVIEN in the EU, and/or obtaining regulatory approval from the FDA to market ILUVIEN for the treatment of DME in the U.S., and if approved by the FDA, successfully commercializing ILUVIEN in the U.S.

We anticipate that in the near term our ability to generate revenues will depend solely on our ability to successfully commercialize ILUVIEN on our own in Germany, the United Kingdom and France. If we do not successfully commercialize ILUVIEN in these countries or other countries in the EU or receive regulatory approval in the U.S. for ILUVIEN for the treatment of DME, our ability to generate revenue may be jeopardized and, consequently, our business may be seriously harmed. We may not succeed in our commercial efforts in the EU; we may not receive regulatory approval in the U.S. for ILUVIEN; and if we do receive regulatory approval in the U.S. for ILUVIEN, we may not be able to commercialize ILUVIEN successfully, all of which would have a material adverse effect on our business and prospects. In the near term, we may experience delays and unforeseen difficulties in the launch of ILUVIEN in one or more of the EU countries, including obtaining unfavorable pricing and/or reimbursement, which could negatively affect our stock price. We may continue to experience delays in obtaining regulatory approval in the U.S. for ILUVIEN, if it is approved at all, and our stock price may be negatively affected.

In addition, we have incurred and expect to continue to incur significant expenses and to utilize a substantial portion of our cash resources for the commercial launch of ILUVIEN in Germany, the United Kingdom and France, continue to pursue the approval of ILUVIEN in the U.S. and other EU countries and continue to grow our operational capabilities. This represents a significant investment in the commercial and regulatory success of ILUVIEN, which is uncertain.

We may also fail to develop future products or product candidates for the reasons stated in “Risks Related to Our Business and Industry.” If this were to occur, we will continue to be dependent on the successful commercialization of ILUVIEN, our development costs may increase and our ability to generate revenue could be impaired.

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

Expansion of our commercial infrastructure in the EU is a significant undertaking that requires substantial financial and managerial resources, and we may not be successful in our efforts. We may also encounter unexpected or unforeseen delays in connection with our continued expansion of our commercial infrastructure in the EU, which may negatively impact our commercial efforts for ILUVIEN.

We anticipate that in the near term our ability to generate revenues will depend solely on our ability to successfully commercialize ILUVIEN on our own in Germany, the United Kingdom and France. We launched ILUVIEN in the United Kingdom and Germany, in April and May of 2013, respectively, and currently plan to launch ILUVIEN in France in 2014. A commercial launch of this size is a significant undertaking that requires substantial financial and managerial resources.

Although we have engaged Quintiles Commercial Europe Limited (together with its affiliates, Quintiles Commercial) to provide services to help facilitate the launch of ILUVIEN in the EU, expansion of our business into the EU will require significant management attention and additional financial resources. We may not be able to maintain and expand our commercial operation in a cost-effective manner or realize a positive return on this investment even with the assistance of Quintiles Commercial. In addition, we have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize our products include:

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

If we or Quintiles Commercial are not successful in recruiting and retaining sales and marketing personnel or in expanding our sales and marketing infrastructure or if we do not successfully enter into additional collaboration arrangements with third-parties, we will have difficulty commercializing ILUVIEN or any future products or product candidates, which would adversely affect our business, operating results and financial condition.

Even with the assistance of Quintiles Commercial or other third-party collaborators, we may not be successful in maintaining and expanding our commercial operation in the EU for numerous reasons, including, but not limited to, failing to attract, retain and motivate the necessary skilled personnel and failing to develop a successful marketing strategy. Failure to maintain and expand our commercial operation in the EU will have a negative outcome on our ability to commercialize ILUVIEN and generate revenue.

Additionally, we, Quintiles Commercial and/or other third-party collaborators may encounter unexpected or unforeseen delays in expanding our commercial operations that delay the commercial launch in one or more EU countries in which ILUVIEN has received or been recommended for marketing authorization. These delays may increase the cost of and the resources required for successful commercialization of ILUVIEN in the EU. We do not have experience in a commercial operation of this size in the EU or elsewhere.

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

Because we only recently initiated the commercialization of ILUVIEN, we have limited information with regard to the market acceptance of ILUVIEN in the EU or elsewhere. As a result, we may have to revise our estimates regarding the acceptance of ILUVIEN under our anticipated pricing structure, reevaluate and/or change the anticipated pricing for ILUVIEN.

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

We expect that ILUVIEN may compete in the EU, and, if approved by the FDA, in the U.S., with other products that are being developed for the treatment of DME. There are no ophthalmic drug therapies approved to treat DME other than Lucentis, a drug sponsored by the Roche Group. Lucentis is currently approved for the treatment of DME, the treatment of neovascular wet AMD and the treatment of macular edema following RVO in the U.S. and the EU. Lucentis is marketed in the EU by Novartis. Avastin, an oncology product sponsored by the Roche Group, is used by retinal specialists in both the U.S. and in certain countries of the EU in the treatment of numerous retinal diseases but is not formulated or approved for any ophthalmic use. Lucentis and Avastin expected to provide competition for ILUVIEN. Retinal specialists are currently using laser photocoagulation and off-label therapies for the treatment of DME, and may continue to use these therapies in competition with ILUVIEN. Later stage products for the treatment of DME include Ozurdex, a drug developed and marketed by Allergan, Inc., and Eyelea, a drug developed and marketed by Regeneron Pharmaceuticals, Inc. and Bayer HealthCare. If approved, these treatments would also compete with ILUVIEN. Other laser, surgical or pharmaceutical treatments for DME may also compete against ILUVIEN. These competitive therapies may result in pricing pressure even if ILUVIEN is otherwise viewed as a preferable therapy.

In addition, there are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products, some of which may target the same indications as ILUVIEN or any future products or product candidates. Our competitors include larger, more established, fully integrated pharmaceutical companies and biotechnology companies that have substantially greater capital resources, existing competitive products, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater marketing capabilities than we do.

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

We launched ILUVIEN in the United Kingdom and Germany in April and May of 2013, respectively, and currently plan to launch ILUVIEN in France in 2014. We are not currently generating significant revenues and we cannot estimate with precision the extent of our future losses. ILUVIEN is our only product currently approved for commercial sale and it is only approved in limited markets in the EU. We may never achieve profitability. We expect to continue to incur substantial and increasing losses. ILUVIEN has not been approved for marketing in the U.S. and may never receive such approval. As a result of these factors, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. As of December 31, 2013, we have accumulated a deficit of $277.3 million. Our ability to achieve revenue and profitability is dependent on our ability to obtain necessary regulatory approvals, have our products manufactured, successfully marketed and sold and to complete the development of any future products or product candidates. We cannot assure you that we will be profitable even if we successfully commercialize our products. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

As of December 31, 2013, we had approximately $12.6 million in cash and cash equivalents. In January 2014, we completed a private placement of our common stock generating gross proceeds of $37.5 million. Due to the limited revenue generated by ILUVIEN to date, we may not be able to maintain compliance with covenants under our loan agreements. In an event of default, our lender may call our term loan or restrict the availability of our line of credit, and we will likely need to raise additional financing. If ILUVIEN does not generate sufficient revenue in the EU, we may adjust our commercial plans so that we can continue to operate with our existing cash resources or seek to raise additional financing.

Our operating results may fluctuate significantly.

Our operating results will continue to be subject to fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including:

•	product sales;

•	cost of product sales;

•	marketing and other expenses;

•	manufacturing or supply issues;

•	regulatory developments affecting our products or those of our competitors;

•	variations in the level of expenses related to our products or future development programs;

•	the timing and amount of royalties or milestone payments;

•	our addition or termination of development programs;

•	our execution of collaborative, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements;

•	any intellectual property infringement or other lawsuit in which we may become involved; and

•	the timing and recognition of stock-based compensation expense.

If our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

Prolonged economic uncertainties or downturns, as well as unstable market, credit and financial conditions, may exacerbate certain risks affecting our business and have serious adverse consequences on our business.

The global economic downturn and market instability has made the business climate more volatile and more costly. These economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control. Sales of our products will be dependent, in large part, on reimbursement from government health administration authorities, private health insurers, distribution partners and other organizations in Germany, the United Kingdom and France. As a result of negative trends in the general economy in the EU or other jurisdictions in which we may do business, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. In addition, health authorities in some jurisdictions may reduce reimbursements, and private insurers may increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could negatively affect our product sales and revenue.

In addition, we rely on third parties for several important aspects of our business. During challenging and uncertain economic times and in tight credit markets, there may be a disruption or delay in the performance of our third party contractors, suppliers or partners. If such third parties are unable to satisfy their commitments to us, our business and results of operations would be adversely affected. Moreover, two customers in Europe accounted for approximately 23% of our total consolidated revenues for the year ended December 31, 2013. The loss of or a substantial reduction in activity by one or more of these customers could have an adverse effect on our business, financial condition and results of operations.

We face heavy government regulation, and regulatory approval of ILUVIEN and any future products or product candidates from the FDA and from similar entities in other countries is uncertain.

The research, testing, manufacturing and marketing of drug products are subject to extensive regulation by U.S. federal, state and local government authorities, including the FDA and similar entities in other countries. To obtain regulatory approval of a product, we must demonstrate to the satisfaction of the regulatory agencies that, among other things, the product is safe and effective for its intended use. In addition, we must show that the manufacturing facilities used to produce the products are in compliance with current Good Manufacturing Practice (cGMP) regulations. In the third CRL received in October 2013, the FDA referenced deficiencies in the methods and controls used for ILUVIEN at the facility where it is manufactured. We do not believe that these deficiencies will affect our European commercial supply of ILUVIEN. We and our third-party manufacturer are in the process of resolving these deficiencies. However, if we fail, to resolve these deficiencies, it will adversely affect our ability to obtain U.S. marketing approval for ILUVIEN.

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

The FDA may make requests or suggestions regarding conduct of our clinical trials, resulting in an increased risk of difficulties or delays in obtaining regulatory approval in the U.S. For example, the FDA may not approve of certain of our methods for analyzing our trial data, including how we evaluate the relationship between risk and benefit. Further, we may pursue approval of and market other future products or product candidates, outside the U.S. and specifically in additional countries in the EU and Canada. Regulatory agencies within these countries will require that we obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedures within these countries can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Additionally, the foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain additional foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA.

ILUVIEN utilizes FAc, a corticosteroid that has demonstrated undesirable side effects in the eye; therefore, the success of ILUVIEN will be dependent upon the achievement of an appropriate relationship between the benefits of its efficacy and the risks of its side-effect profile.

The use of corticosteroids in the eye has been associated with undesirable side effects, including increased incidence of cataract formation and elevated intraocular pressure (IOP), which may increase the risk of glaucoma. We have 36 months of clinical data from our FAME Study, but the extent of ILUVIEN’s long-term side-effect profile beyond month 36 is not yet known. We have agreed with EU regulatory authorities to conduct a five-year post-authorization, open label registry study of the safety of ILUVIEN in 800 patients treated per the labeled indication. Although ILUVIEN has received marketing authorization in Austria, the United Kingdom, Portugal, France, Germany and Spain, and been recommended for marketing authorization in Italy, the FDA’s current position is that our FAME Study did not demonstrate that ILUVIEN has sufficient levels of efficacy to outweigh the risks associated with its side-effect profile. In the event the FDA maintains this conclusion,

ILUVIEN may not receive regulatory approval from the FDA. If other regulatory bodies adopt a conclusion similar to the FDA’s we may not receive approval in any other jurisdiction. Additionally, data accumulated from the five-year post-authorization study, or other commercial experience, could result in the withdrawal of ILUVIEN approval in one or more jurisdictions. Further, we may not be able to complete the five-year post-authorization study, which could result in the withdrawal of ILUVIEN approval in one or more jurisdictions.

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

We rely on a single manufacturer for ILUVIEN, a single manufacturer for the ILUVIEN applicator and a single active pharmaceutical ingredient manufacturer for ILUVIEN’s active pharmaceutical ingredient. Our business would be seriously harmed if any of these third-parties are not able to satisfy our demand and alternative sources are not available.

We do not have, nor currently intend to have, in-house manufacturing capability and depend completely on a single third-party manufacturer for the manufacture of the ILUVIEN implant (Alliance Medical Products, Inc. (Alliance)), a single third-party manufacturer for the manufacture of the ILUVIEN applicator (Flextronics International, Ltd. or an affiliate of Flextronics International, Ltd. (Flextronics)), a single third-party manufacturer for the manufacture of ILUVIEN’s active pharmaceutical ingredient (FARMABIOS SpA./Byron Chemical Company Inc. (FARMABIOS)) and a single third-party manufacturer for the quality release testing of ILUVIEN in the EU (Brecon Pharmaceuticals Limited (Brecon)). Although we have agreements for the manufacture of the ILUVIEN implant (with Alliance), the manufacture of the ILUVIEN applicator (with Flextronics), for the supply of ILUVIEN’s active pharmaceutical ingredient (with FARMABIOS) and for the quality release testing of ILUVIEN in the EU (with Brecon), if any of the third-party manufacturers breach their agreements or are unable or unwilling to perform for any reason, we may not be able to locate alternative acceptable manufacturers, enter into favorable agreements with them or get them approved by the applicable regulatory authorities, such as the FDA in the U.S., in a timely manner. Further, all of our manufacturers rely on additional third-parties for the manufacture of component parts. Any inability to acquire sufficient quantities of ILUVIEN implants, the ILUVIEN applicator or the active pharmaceutical ingredient in a timely manner from these third-parties could delay commercial production of, and impact our ability to fulfill demand for, ILUVIEN, if any.

Materials necessary to manufacture ILUVIEN may not be available on commercially reasonable terms, or at all, which may delay the development, regulatory approval and commercialization of ILUVIEN.

We rely on our manufacturers to purchase materials from third-party suppliers necessary to produce ILUVIEN. Suppliers may not sell these materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. If our manufacturers are unable to obtain these materials, the commercial launch of ILUVIEN would be delayed or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of ILUVIEN. Moreover, although we have entered into agreements for the commercial production of the ILUVIEN implant, the commercial production of the ILUVIEN applicator, and the supply of the active pharmaceutical ingredient in ILUVIEN, the suppliers may be unable or choose not to supply us in a timely manner or in the minimum guaranteed quantities. If we are unable to obtain these supplies, our ability to manufacture ILUVIEN for commercial sale would be delayed, significantly impacting our ability to generate revenue from the sale of ILUVIEN.

The manufacture and packaging of pharmaceutical products such as ILUVIEN are subject to the requirements of the FDA and similar foreign regulatory entities. If we or our third-party manufacturers fail to satisfy these requirements, our product development and commercialization efforts may be materially harmed.

The manufacture and packaging of pharmaceutical products such as ILUVIEN and any future product candidates are regulated by the FDA and similar foreign regulatory agencies and must be conducted in accordance with the FDA’s cGMP and comparable requirements of foreign regulatory agencies. There are a limited number of manufacturers that operate under these cGMP regulations which are both capable of manufacturing ILUVIEN and willing to do so. Failure by us or our third-party manufacturers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of ILUVIEN or any future products or product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. In the third CRL received in October 2013, the FDA referenced deficiencies in the methods and controls used for the drug product at the facility where ILUVIEN is manufactured. We do not believe that these deficiencies will affect our European commercial supply of ILUVIEN. We and our third-party manufacturer are in the process of resolving these deficiencies. However, if we fail, to resolve these deficiencies, or our manufacturers fail to maintain compliance, the production of ILUVIEN could be interrupted, resulting in delays and additional costs. Any significant delays in the manufacture of ILUVIEN or the quality of the product could materially harm our business and prospects. For example, during routine manufacturing inspection, we identified a quality issue related to one of our suppliers that affected certain batches of work in process, which resulted in a write-off of $1.4 million during the year ended December 31, 2013.

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

Furthermore, in order to obtain approval of ILUVIEN or any future products or product candidates by the FDA and foreign regulatory agencies, we need to complete testing on both the active pharmaceutical ingredient and on the finished product in the packaging that we propose for commercial sales. This includes testing of stability, identification of impurities and testing of other product specifications by validated test methods. In addition, we will be required to consistently produce in commercial quantities and of specified quality in a reproducible manner and document our ability to do so. This requirement is referred to as process validation. The FDA and similar foreign regulatory agencies may also implement new standards, or change their interpretation and enforcement of existing standards and requirements, for the manufacture, packaging, or testing of products at any time. For example, in the CRL we received in October 2013, the FDA referenced deficiencies in the methods and controls used for the drug product at the facility where ILUVIEN is manufactured. If we are unable to comply, ILUVIEN may not be approved, or we may be subject to regulatory or civil actions or penalties that could significantly and adversely affect our business.

In order to expand our sales and marketing infrastructure, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2013, we had 30 employees, 24 of whom were located in the U.S. and six of whom were located in the United Kingdom or Germany. Recognizing that we would need resources beyond this core management team to commercialize ILUVIEN on our own in the EU, in November 2012 we entered into a master services agreement with Quintiles Commercial to provide additional personnel for our planned launch of ILUVIEN, and subsequent operations, in Germany, the United Kingdom and France. Under this agreement and its related project orders, Quintiles Commercial, as of December 31, 2013, employed 24 persons fully dedicated to Alimera . Quintiles Commercial also employed six persons partially dedicated to Alimera in Germany, the United Kingdom and France, as of December 31, 2013. While these individuals are employed by Quintiles Commercial, and are not employed directly by us, we will not be able to operate effectively unless we integrate them into our organization, which may be difficult. As our development and commercialization plans and strategies evolve beyond our initial planned EU launches, we will need to further expand the size of our organization by recruiting additional managerial, operational, sales, marketing, financial and other personnel, who may be hired directly by us or through Quintiles Commercial or other similar organizations. This future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional personnel. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize ILUVIEN and our future products or product candidates and compete effectively will depend, in part, on our ability to effectively manage any such future growth and related costs. We may not be able to effectively manage a rapid pace of growth and timely implement improvements to our management infrastructure and control systems.

ILUVIEN and any future products or product candidates may not be commercially viable if we fail to obtain an adequate level of reimbursement for these products from governments, private insurers, the Medicare program and other third-party payers. The market for our products may also be limited by the indications for which their use or frequency of administration may be reimbursed.

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

We expect to experience pricing pressures in connection with the sale of ILUVIEN and any future products or product candidates due to the potential healthcare reforms discussed above, as well as the trend toward programs aimed at reducing health care costs, the increasing influence of health maintenance organizations and additional legislative proposals, and the economic health of companies. If reimbursement for our products is unavailable, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drugs is highly competitive and the commercial success of ILUVIEN will depend on several factors, including, but not limited to, its efficacy and side effect profile, authorization for reimbursement by foreign regulatory bodies, private insurers and Medicare, acceptance of pricing, the development of our sales and marketing organization, an adequate payment to physicians for the insertion procedure and our ability to differentiate ILUVIEN from our competitors’ products. We will face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to ILUVIEN and to any future products or product candidates that we may develop or commercialize in the future. Our competitors may develop products or other novel technologies that are more effective, safer or less costly than any that we are developing. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. The active pharmaceutical ingredient in ILUVIEN is FAc, which is not protected by currently valid patents. As a result, our competitors could develop an alternative formulation or delivery mechanisms to treat diseases of the eye with FAc. We do not have the right to develop and sell pSivida’s proprietary delivery device for indications for diseases outside of the eye or for the treatment of uveitis, which are retained by pSivida. Further, our agreement with pSivida permits pSivida to grant to any other party the right to use its intellectual property (i) to treat DME through an incision smaller than that required for a 25-gauge needle, unless using a corticosteroid delivered to the back of the eye, (ii) to deliver any compound outside the back of the eye unless it is to treat DME through an incision required for a 25-gauge or larger needle, or (iii) to deliver non-corticosteroids to the back of the eye, unless it is to treat DME through an incision required for a 25-gauge or larger needle.

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

Our business strategy includes entering into collaborations with corporate and academic collaborators for the research, development and commercialization of ILUVIEN and any future products or product candidates. Other than the master services agreement entered into with Quintiles Commercial in November 2012, we currently do not have any collaboration agreements with third-parties. Areas in which we may potentially entering into third-party collaboration arrangements include joint sales and marketing arrangements for sales and marketing of ILUVIEN in certain EU countries and elsewhere outside of North America, and future product development arrangements. If we are unable to identify or enter into an agreement with any material third-party collaborator we could be adversely affected financially or our business reputation could be harmed. Any arrangements we do enter into may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect our ability to develop, commercialize and market our products.

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

If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, it will impair our ability to identify, develop and commercialize ILUVIEN and any future products or product candidates.

We are highly dependent upon the principal members of our management team, including C. Daniel Myers, our President and Chief Executive Officer, Richard Eiswirth, our Chief Operating Officer and Chief Financial Officer, Philip Ashman, Ph.D., our EU Senior Vice President and EU Managing Director, Dave Holland, our Senior Vice President of Sales and Marketing, Susan Caballa, our Senior Vice President of Regulatory Affairs and Kenneth Green, Ph.D., our Senior Vice President and Chief Scientific Officer. These executives have significant ophthalmic, regulatory industry, sales and marketing, operational, and/or corporate finance experience. The loss of any such executives or any other principal member of our management team would impair our ability to identify, develop and market ILUVIEN and any future products or product candidates.

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

Any product for which we have or obtain marketing approval, including ILUVIEN in the EU, along with the manufacturing processes, post-approval pharmacovigilance, advertising and promotional activities for such product, will be subject to continual requirements, review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, manufacturer or manufacturing processes, or failure to comply with regulatory requirements, may result in:

•restrictions on such products or manufacturing processes;

•withdrawal of the products from the market;

•voluntary or mandatory recall;

•fines;

•suspension of regulatory approvals;

•product seizure; and

•injunctions or the imposition of civil or criminal penalties.

We may be slow to adapt, or we may never adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements or policies.

Failure to obtain regulatory approval in additional foreign jurisdictions would prevent us from marketing ILUVIEN in additional markets.

ILUVIEN has received marketing authorization in Austria, the United Kingdom, Portugal, France, Germany and Spain, and been recommended for marketing authorization in Italy. In September 2013, we submitted an application to the MHRA, as the Reference Member State, for the approval of ILUVIEN in ten additional EU countries through the Mutual Recognition Procedure. We intend to continue to pursue market authorizations for ILUVIEN internationally in additional jurisdictions. In order to market our products in foreign jurisdictions, we will be required to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and jurisdictions and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval or approval in the seven EU countries in which ILUVIEN has received or been recommended for marketing authorization. Additionally, the foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain additional foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize ILUVIEN in any additional market. The failure to obtain these approvals could harm our business materially.

We face the risk of product liability claims and may not be able to obtain or maintain insurance.

Our business exposes us to the risk of product liability claims, which is inherent in the manufacturing, testing and marketing of drugs and related products. If the use of one or more of our products harms people, we may be subject to costly and damaging product liability claims. We maintain product liability insurance covering our clinical trial activities and our product sales. The insurance provides worldwide coverage where allowed by law. As product revenue is generated in new countries, we intend to obtain compulsory coverage in those countries that require it. We may not be able to obtain or maintain adequate protection against potential liabilities. If we are unable to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. These liabilities could prevent or interfere with our product development and commercialization efforts.

We may not be successful in our efforts to expand our portfolio of products.

In the future, we may choose to commercialize a portfolio of new ophthalmic drugs in addition to ILUVIEN. We may seek to do so through our internal research programs and through licensing or otherwise acquiring the rights to potential new drugs and drug targets for the treatment of ophthalmic disease.

A significant portion of the research that we may choose to conduct may involve new and unproven technologies. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. Any future research programs may initially show promise in identifying potential products or product candidates, yet fail to yield products or product candidates for clinical development for a number of reasons, including:

•	the research methodology used may not be successful in identifying potential products or product candidates; or

•	potential products or product candidates may on further study be shown to have harmful side effects or other characteristics that indicate they are unlikely to be effective drugs.

We may be unable to license or acquire suitable products or product candidates or products from third-parties for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is a competitive area. Several more established companies are also pursuing strategies to license or acquire products in the ophthalmic field. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable products or product candidates include the following:

•	we may be unable to license or acquire the relevant technology on terms that would allow us to make an appropriate return from the product;

•	companies that perceive us to be their competitors may be unwilling to assign or license their product rights to us; or

•	we may be unable to identify suitable products or product candidates within our areas of expertise.

Additionally, it may take greater human and financial resources to develop suitable potential products or product candidates through internal research programs or by obtaining rights than we will possess, thereby limiting our ability to develop a diverse product portfolio.

If we are unable to develop suitable potential product candidates through internal research programs or by obtaining rights to novel therapeutics from third-parties, our business may suffer.

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

Any future products or product candidates may never achieve market acceptance even if we obtain regulatory approvals.

Even if we receive regulatory approvals for the sale of any future products or product candidates, the commercial success of these products will depend, among other things, on their acceptance by retinal specialists, patients, third-party payers and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. The degree of market acceptance of any future products or product candidates will depend on a number of factors, including, among other things:

•the demonstration of its safety and efficacy;

•its cost-effectiveness;

•its potential advantages over other therapies;

•the reimbursement policies of government and third-party payers with respect to the product candidate; and

•the effectiveness of our marketing and distribution capabilities.

If any future products or product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. If any future product candidates are not accepted by retinal specialists, patients, third-party payers and other members of the medical community, it is unlikely that we will ever become profitable.

Any failure or delay in completing clinical trials for any future product candidates could severely harm our business.

Preclinical studies and clinical trials required to demonstrate the safety and efficacy of any future product candidates will be time consuming and expensive and together will take several years to complete. The completion of clinical trials for any product candidates may be delayed by many factors, including:

•our inability to manufacture or obtain from third-parties materials sufficient for use in preclinical studies and clinical trials;

•delays in patient enrollment and variability in the number and types of patients available for clinical trials;

•difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•poor effectiveness of product candidates during clinical trials;

•unforeseen safety issues or side effects; and

•governmental or regulatory delays and changes in regulatory requirements and guidelines.

If we fail to successfully complete any future clinical trials for any future product candidates, we may not receive the regulatory approvals needed to market those product candidates. Therefore, any failure or delay in commencing or completing such clinical trials would harm our business materially.

In addition, a clinical trial may be suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, including:

•failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•unforeseen safety issues or any determination that a trial presents unacceptable health risks; and

•lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our contract research organizations, and other third parties.

If we are required to conduct additional clinical trials or other studies with respect to any future product candidates beyond those that we initially contemplated, if we are unable to successfully complete our clinical trials or other studies or if the results of these trials or studies are not positive or are only modestly positive, we may be delayed in obtaining marketing approval for those future product candidates, we may not be able to obtain marketing approval or we may obtain approval for indications that are not as broad as intended. Our product development costs will also increase if we experience delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or potential products. If any of this occurs, our business will be materially harmed.

If our contract research organizations (CROs), third-party vendors and investigators do not successfully carry out their duties or if we lose our relationships with them, our development efforts with respect to any future product candidates could be delayed.

We expect to be dependent on CROs, third-party vendors and investigators for preclinical testing and clinical trials related to our discovery and development efforts with respect to any future product candidates. These parties are not our employees and we cannot control the amount or timing of resources that they devote to our programs. If they fail to devote sufficient time and resources to our development programs with respect to our product candidates or if their performance is substandard, it will delay the development and commercialization of our product candidates. The parties with which we contract for execution of clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Their failure to meet their obligations could adversely affect clinical development of our product candidates. Moreover, these parties may also have relationships with other commercial entities, some of which may compete with us. If they assist our competitors, it could harm our competitive position.

If we lose our relationship with any one or more of these parties, we could experience a significant delay in identifying another comparable provider and contracting for its services. We may be unable to retain an alternative provider on reasonable terms, if at all. Even if we locate an alternative provider, this provider may need additional time to respond to our needs and may not provide the same type or level of service as the original provider. In addition, any provider that we retain will be subject to current Good Laboratory Practices (cGLP) and similar foreign standards, and we do not have control over compliance with these regulations by these providers. Consequently, if these practices and standards are not adhered to by these providers, the development and commercialization of ILUVIEN or any future product candidates could be delayed.

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

Litigation or third-party claims of intellectual property infringement would require us to divert resources and may prevent or delay our development, regulatory approval or commercialization of our products.

ILUVIEN or any future products or product candidates may infringe upon other parties’ intellectual property rights that are protected by patents or patent applications. Third-parties may now or in the future own or control these patents and patent applications in the U.S. and abroad. These third-parties could bring claims against us or our collaborators that would cause us to incur substantial expenses or divert substantial employee resources from our business and, if successful, could cause us to pay substantial damages or prevent us from developing any future product candidates. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

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

The strength of our patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. In addition to the rights we have licensed from pSivida relating to ILUVIEN, we rely upon intellectual property we own, including patents, patent applications and trade secrets. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third-parties from developing or designing around these patents. As of December 31, 2013, the patent rights relating to ILUVIEN licensed to us from pSivida include five U.S. patents that expire between March 2019 and April 2020, two European patents expiring in April of 2021 and October of 2024, and counterpart filings to these patents in a number of other jurisdictions. No patent term extension will be available for any of these U.S. patents, European patent or any of our licensed U.S. or European pending patent applications. After these patents expire in April 2020 in the U.S. and October of 2024 in Europe, we will not be able to block others from marketing FAc in an implant similar to ILUVIEN. Moreover, it is possible that a third-party could successfully challenge the scope (i.e., whether a patent is infringed), validity and enforceability of our licensed patents prior to patent expiration and obtain approval to market a competitive product.

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

Additionally, we may lose our rights to the patents and patent applications we license in the event of a breach or termination of the license agreement. Manufacturers may also seek to obtain approval to sell a generic version of ILUVIEN prior to the expiration of the relevant licensed patents. If the sufficiency of the breadth or strength of protection provided by the patents we license with respect to ILUVIEN or the patents we pursue related to ILUVIEN or any future product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize ILUVIEN and any future product candidates. Further, if we encounter delays in our clinical trials for any future product candidate, the period of time during which we could market such product candidates under patent protection would be reduced. We rely on trade secret protection and confidentiality agreements to protect certain proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our development processes with respect to ILUVIEN that involve proprietary know-how, information and technology that is not covered by patent applications. While we require all of our employees, consultants, advisors and any third-parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to protect or defend the intellectual property related to our technologies, we will not be able to establish or maintain a competitive advantage in our market.

Third-party claims of intellectual property infringement may prevent or delay our commercialization efforts with respect to ILUVIEN and our discovery, development or commercialization efforts with respect to any future product candidates.

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

Although we are not currently aware of any litigation or other proceedings or third-party claims of intellectual property infringement related to ILUVIEN, the pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may in the future allege that our activities infringe their patents or that we are employing their proprietary technology without authorization. We may not have identified all the patents, patent applications or published literature that affect our business either by blocking our ability to commercialize our products or product candidates, by preventing the patentability of one or more aspects of our products or those of our licensors or by covering the same or similar technologies that may affect our ability to market our product. We cannot predict whether we would be able to obtain a license on commercially reasonable terms, if at all. Any inability to obtain such a license under the applicable patents on commercially reasonable terms, or at all, may have a material adverse effect on our ability to commercialize ILUVIEN or any future products or product candidates until such patents expire.

In addition, third-parties may obtain patents in the future and claim that use of ILUVIEN, our technologies or future products or product candidates infringes upon these patents. Furthermore, parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further commercialize ILUVIEN or develop and commercialize any future product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, obtain one or more licenses from third-parties or pay royalties, or we may be enjoined from further commercializing ILUVIEN or developing and commercializing any future product candidates or technologies. In addition, even in the absence of litigation, we may need to obtain licenses from third-parties to advance our research or allow commercialization of ILUVIEN or any future product candidate, and we have done so from time to time. We may fail to obtain future licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be unable to further commercialize ILUVIEN or develop and commercialize any future product candidates, which could harm our business significantly.

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

The risk that we may be sued on product liability claims is inherent in the development of pharmaceutical products. We face an increased risk of product liability as we further commercialize ILUVIEN. We believe that we may be at a greater risk of product liability claims relative to other pharmaceutical companies because our products are inserted into the eye, and it is possible that we may be held liable for eye injuries of patients who receive our product. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forego further commercialization of one or more of our products. Although we maintain product liability insurance covering our clinical trial activities and our product sales, our aggregate coverage limit under these insurance policies is limited to $10.0 million in most jurisdictions, and while we believe this amount of insurance is sufficient to cover our product liability exposure, these limits may not be high enough to fully cover potential liabilities. The insurance provides worldwide coverage where allowed by law. As product revenue is generated in new countries, we intend to obtain compulsory coverage in those countries that require it. However, we may not be able to obtain or maintain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims, which could prevent or inhibit the commercial production and sale of our products.

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

•
Pharmaceutical companies are required to pay an annual non-tax deductible fee to the federal government based on each company’s market share of prior year total sales of branded products to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs and Department of Defense. The aggregate industry-wide fee is expected to total $28 billion through 2019, of which $3.0 billion will be payable in 2014. Since we expect our branded pharmaceutical sales to constitute a small portion of the total federal health program pharmaceutical market, we do not expect this annual assessment to have a material impact on our financial condition.

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

The Physician Payment Sunshine Act also imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. In addition, device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in significant civil monetary penalties.

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

Moreover, we cannot predict what healthcare reform initiatives may be adopted in the future. Further federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the U.S. to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from ILUVIEN or any future products or product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop drug candidates.

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

At December 31, 2013, we had U.S. federal and state net operating loss (NOL) carry-forwards of approximately $82.4 million and $65.8 million, respectively, which expire at various dates beginning in 2020 through 2033. Section 382 of the Internal Revenue Code limits the annual utilization of NOL carry-forwards and tax credit carry-forwards following an ownership change in our company. NOL carry-forwards may be subject to annual limitations under Internal Revenue Code Section 382 (or comparable provisions of state law) in the event that certain changes in ownership of our company were to occur. In general, an ownership change occurs for purposes of Section 382 if there is a more than 50% change in ownership of a company over a 3-year testing period. The issuance of the Series A Convertible Preferred Stock in October 2012 constituted such a change in ownership. As a result of this change in ownership, we performed a formal analysis in connection with IRC Section 382 and determined that approximately $13.7 million of our NOLs generated prior to the change in ownership could not be utilized in the future.

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

We expect our operating results and cash flows to be subject to quarterly fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including, but not limited to:

•	the commercial success of ILUVIEN in the EU;

•	our ability to obtain regulatory approval of ILUVIEN in additional jurisdictions;

•	the emergence of products that compete with ILUVIEN;

•	variations in the level of expenses related to ILUVIEN;

•	the status of our preclinical and clinical development programs;

•	execution of collaborative, licensing or other arrangements, and the timing of payments received or made under those arrangements;

•	any intellectual property infringement lawsuits to which we may become a party; and

•	regulatory developments affecting our products or those of our competitors.

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

Our business may require additional capital that we have not yet secured. At December 31, 2013, we had approximately $12.6 million in cash and cash equivalents. Including the gross proceeds from the $37.5 million private placement of our common stock completed in the first quarter of 2014, based on our current plans, we believe our cash and cash equivalents will be sufficient to fund our operations beyond the projected commercialization of ILUVIEN in Germany, the United Kingdom and France and the expected generation of positive cash flow in late 2014, at the earliest. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

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

General market conditions or the market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Global Market or upon obtaining shareholder approval. There can be no assurance that we will be able to satisfy the criteria for continued listing on NASDAQ or that we will be able to obtain shareholder approval if it is necessary. If we are unable to obtain additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of ILUVIEN, to cease or reduce certain research and development projects, to sell some or all of our technology or assets or business units or to merge all or a portion of our business with another entity. In the event additional financing is needed or advisable, we may seek to fund our operations through the sale of equity securities, additional debt financing and strategic collaboration agreements. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders especially in light of the current difficult financial environment. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. In addition, our Series A Convertible Preferred Stock is entitled to price-based anti-dilution protection in connection with certain financings, which has the potential to further dilute our other stockholders. If we attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements, or the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to commercialize ILUVIEN or any future products or product candidates or operate our business. For example, under the secured credit facility, which Alimera Sciences Limited (Limited), our subsidiary, entered into in May 2013 (Credit Facility), we and certain of our subsidiaries are subject to a variety of affirmative and negative covenants, including required financial reporting, limitations on our cash balances, limitations on the disposition of assets, limitations on the incurrence of additional debt, and other requirements. Due to the limited revenue generated by ILUVIEN to date, we may not be able to maintain compliance with covenants under our loan agreements. In an event of default, our lender may call our term loan or restrict the availability of our line of credit, and we will likely need to raise additional financing. To secure the performance of our obligations under the Credit Facility, Limited pledged all of its assets to the lender. Our or Limited's failure to comply with the covenants under the Credit Facility could result in an event of default, the acceleration of our debt and the loss of our assets. We and certain of our subsidiaries are guarantors of the obligations of Limited to the lender under the Credit Facility (Guaranties). Pursuant to the Guaranties, we and these subsidiaries granted the lender a first priority security interest in substantially all of our respective assets. Any declaration of an event of default could significantly harm our business and prospects and could cause our stock price to decline. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities, and if we are unable to obtain additional funding, there may be substantial doubt about our ability to continue as a going concern.

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

We completed our IPO in April 2010 at a price of $11.00 per share. Subsequently, our common stock has traded as low as $1.09 per share. The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	our ability to successfully commercialize ILUVIEN in the EU, including our ability to build our own commercial infrastructure for the sale of ILUVIEN in Germany, the United Kingdom and France;

•	the ability of ILUVIEN to be approved in any additional jurisdiction;

•	the ability of ILUVIEN or any future products or product candidates, if approved in additional jurisdictions, to achieve commercial success;

•	FDA or international regulatory actions, including failure to receive regulatory approval for ILUVIEN or any future products or product candidates;

•	quarterly variations in our results of operations or those of our competitors;

ec

•	announcements by us or our competitors of acquisitions, regulatory approvals, clinical milestones, new products, significant contracts, commercial relationships or capital commitments;

•	third-party coverage and reimbursement policies;

•	additions or departures of key personnel;

•	commencement of, or our involvement in, litigation;

•	our ability to meet our repayment and other obligations under our loan agreements;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	any major change in our board of directors or management;

•	results from our clinical trial programs;

•	our ability to develop and market new and enhanced products or product candidates on a timely basis;

•	general economic conditions and slow or negative growth of our markets; and

•	political instability, natural disasters, war and/or events of terrorism.

From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals or milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings, the notification of the results of regulatory filings and the anticipated commercial launch of ILUVIEN or any future products or product candidates. Also, from time to time, we expect that we will publicly announce the anticipated timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, our stock price may decline and the further commercialization of ILUVIEN or any future products or product candidates may be delayed.

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

As of December 31, 2013, our executive officers, key employees, directors and their affiliates and the investors that participated in our Series A Convertible Preferred Stock financing beneficially owned, in the aggregate, a majority of the outstanding voting power of our common stock, assuming the exercise of the outstanding warrants to purchase shares of our Series A Convertible Preferred Stock. As a result, these stockholders, if acting together, may be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, and this concentration of voting power may have the effect of delaying or impeding actions that could be beneficial to you, including actions that may be supported by our Board of Directors.

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

In addition to our outstanding common stock, as of December 31, 2013, there were a total of 7,566,438 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options granted under our equity incentive plans. Upon the exercise of these options, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under the SEC’s Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms.

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

Pursuant to our 2010 Equity Incentive Plan, our Board of Directors is authorized to grant stock options to our employees, directors and consultants. The number of shares available for future grant under our 2010 Equity Incentive Plan increases each year by an amount equal to the lesser of 4% of all shares of our capital stock outstanding as of January 1st of each year, 2,000,000 shares, or such lesser number as determined by our Board of Directors. On January 1, 2014, an additional 1,264,440 shares became available for future issuance under our 2010 Equity Incentive Plan in accordance with the annual increase. In addition, we have reserved 494,422 shares of our common stock for issuance under our 2010 Employee Stock Purchase Plan. The number of shares eligible for purchase is replenished as of January 1st of each year in an amount equal to the shares purchased under the plan in the preceding year. As such, on January 1, 2014, an additional 26,123 shares became available for future issuance under our 2010 Employee Stock Purchase Plan.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our U.S. headquarters are located in Alpharetta, Georgia, consisting of approximately 14,000 square feet of office space. Our lease for this facility expires in January 2015. Our EU headquarters are located in Fleet, United Kingdom, consisting of approximately 1,300 square feet of office space. Our lease for this facility expires in December 2014. We also lease space located in Berlin, Germany, consisting of less than 1,000 square feet of office space. Our lease for this facility expires in March 2015. Management believes that the leased facilities are suitable and adequate to meet the Company’s anticipated near-term needs. We anticipate that following the expiration of the leases, additional or alternative space will be available at commercially reasonable terms.
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

Year Ended December 31, 2013	High	Low
First quarter 2013	$3.36	$1.55
Second quarter 2013	$5.69	$2.59
Third quarter 2013	$5.17	$3.08
Fourth quarter 2013	$5.14	$1.65

Year Ended December 31, 2012	High	Low
First quarter 2012	$4.90	$1.16
Second quarter 2012	$3.74	$2.23
Third quarter 2012	$3.28	$2.07
Fourth quarter 2012	$2.85	$1.26

Holders
As of February 28, 2014 there were 64 holders of record of our common stock.

Dividends
We have not declared or paid any cash dividends on our common stock since our inception. We do not plan to pay dividends in the foreseeable future.Under our 2013 Loan Agreement, we have agreed not to pay any dividends so long as it has any outstanding obligations thereunder. Further, the rights and preferences of our Series A Convertible Preferred Stock also place limitations on our ability to declare or pay any dividend or distribution on any shares of capital stock. We currently intend to retain earnings, if any, to finance our growth. Consequently, stockholders will need to sell shares of our common stock to realize a return on their investment, if any.

Recent Sales of Unregistered Securities
Sales of Unregistered Securities
2014 Common Stock Private Placement
On January 31, 2014, we issued an aggregate of 6,250,000 shares of our common stock for aggregate gross proceeds of approximately $37.5 million (Private Placement). The Private Placement was issued and sold pursuant to a Securities Purchase Agreement, dated January 27, 2014, between us and certain purchasers. The per share purchase price of a share of common stock was $6.00. Cowen and Company, LLC served as sole placement agent in the Private Placement.
The issuance was made in reliance on Rule 506 promulgated under the Securities Act of 1933, as amended (the Securities Act) and was made without general solicitation or advertising. Each purchaser represented that it was an accredited investor with access to information about us sufficient to evaluate the investment and that the common stock was being acquired without a view to distribution or resale in violation of the Securities Act. A Form D filing was made in accordance with the requirements of Regulation D. In connection with the Private Placement, we agreed to file one or more registration statements registering for resale the shares of common stock sold in the Private Placement. The recipients of securities in the Private Placement represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates issued in such transaction.
2012 Series A Preferred Stock Private Placement

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
Overview
Alimera Sciences, Inc., and its subsidiaries (we, Alimera or the Company) is a biopharmaceutical company that specializes in the research, development and commercialization of prescription ophthalmic pharmaceuticals. We are presently focused on diseases affecting the back of the eye, or retina, because we believe these diseases are not well treated with current therapies and represent a significant market opportunity.
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
In January 2013, the United Kingdom’s National Institute for Health and Care Excellence (NICE) published final guidance for England and Wales indicating that ILUVIEN does not satisfy NICE's definition of cost effectiveness for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies given the cost of £5,500. We submitted a simple patient access scheme (PAS) for ILUVIEN to NICE for consideration under its rapid review facility. In October 2013, the NICE Appraisal Committee issued a positive Final Appraisal Determination recommending ILUVIEN funding for the treatment of pseudophakic eyes (eyes with an artificial lens) in chronic DME patients that are insufficiently responsive to available therapies and the final technology appraisal guidance was published in November 2013. The technology appraisal guidance reverses the published guidance issued by NICE in January 2013, and takes into consideration the PAS. NICE requires clinical commissioning groups, National Health Service (NHS) England and local public health authorities to comply with the recommendations in the final guidance within three months of its date of publication. We began receiving orders for ILUVIEN from several NHS facilities in January 2014, indicating early implementation of the NICE guidance in certain NHS facilities. Further, in February 2014, the Scottish Medicines Consortium SMC, after completing its assessment and review of a similar simple PAS, announced that is has accepted ILUVIEN for restricted use within the NHS Scotland.
In July 2013, the Transparency Commission (Commission de la Transparence or CT) of the French National Health Authority (Haute Autorite de Sante) issued a favorable opinion for the reimbursement and hospital listing of ILUVIEN by the French National Health Insurance for the treatment of chronic DME considered insufficiently responsive to available therapies.

In the opinion, ILUVIEN was deemed as providing a "moderate medical benefit" as defined by the Service Medical Rendu. As a result, when we agree on a price with the French authorities, patients will be reimbursed for 100% of the cost of ILUVIEN under the Affection de Longue Duree, a specific program for severe chronic diseases such as diabetes. When comparing the clinical benefit of ILUVIEN to existing therapies (Amelioration du Service Medical Rendu or ASMR), the CT rated the product at "level IV" which will be used in considering the price and any reimbursement conditions for ILUVIEN in France.
In September 2013, we submitted an application to the Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom, as the Reference Member State, for ten additional European Union (EU) country approvals through the Mutual Recognition Procedure.
We submitted a New Drug Application (NDA) in June 2010 for ILUVIEN in the U.S. with the FDA. We resubmitted our NDA in May 2011 and April 2013 to address matters raised in the FDA's Complete Response Letters (CRLs) relating to the NDA. In October 2013, we received a third CRL from the FDA stating that the NDA could not be approved in its current form. In the third CRL, the FDA identified clinical and statistical deficiencies and indicated that the benefits of ILUVIEN did not outweigh its risks. Further, the FDA also indicated that results from a new clinical trial would need to be submitted, together with at least 12 months of follow-up data for all enrolled patients, to support certain indications previously discussed with the FDA. The FDA suggested that a meeting with the Dermatologic and Ophthalmic Drugs Advisory Committee may be of assistance in addressing the deficiencies identified above and providing advice whether a patient population can be identified in which the benefits of the drug product might outweigh the risks.
We were notified of a January 2014 meeting of the Advisory Committee shortly after the issuance of the third CRL. In a subsequent communication with the FDA, we believe we clarified that the purpose of the Advisory Committee meeting was to consider the benefits and risks of ILUVIEN based on existing data available from our two completed Phase 3 pivotal clinical trials (collectively, our FAME Study). Further discussion with the FDA in preparation for the Advisory Committee resulted in labeling discussions for ILUVIEN, and we and the FDA agreed that the Advisory Committee was no longer necessary. We intend to submit a response to the third CRL in the first quarter of 2014 to include a new proposed label, address concerns the FDA raised regarding the facility at which ILUVIEN is manufactured, and provide a safety update on ILUVIEN, which will include data from ILUVIEN patients and from physician experience with the ILUVIEN applicator in the United Kingdom and Germany, where ILUVIEN is currently commercially available. The FDA has indicated that we will not be required to conduct any new clinical trials in connection with the FDA's review of this submission.
In the third CRL, the FDA referenced deficiencies in the methods and controls used for ILUVIEN at the facility where it is manufactured. We do not believe that these deficiencies will affect our European commercial supply of ILUVIEN. We and our third-party manufacturer are in the process of resolving these deficiencies.
We commenced operations in June 2003. Since our inception we have incurred significant losses. As of December 31, 2013, we have accumulated a deficit of $277.3 million. We expect to incur substantial losses through the projected commercialization of ILUVIEN as we:

•	complete the clinical development and registration of ILUVIEN;

•	continue the commercialization of ILUVIEN in the EU;

•	continue to seek regulatory approval of ILUVIEN in the U.S. and other jurisdictions;

•	evaluate the use of ILUVIEN for the treatment of other diseases; and

•	advance the clinical development of any future products or product candidates either currently in our pipeline, or that we may license or acquire in the future.
As of December 31, 2013, we had approximately $12.6 million in cash and cash equivalents. In January 2014, we completed a private placement of our common stock providing gross proceeds of $37.5 million.
We launched ILUVIEN in the United Kingdom and Germany, in April and May of 2013, respectively, and currently plan to launch ILUVIEN in France in 2014. Based on our current plans, we believe our cash and cash equivalents will be sufficient to fund our operations beyond the projected commercialization of ILUVIEN in the United Kingdom, France and Germany and the expected generation of positive cash flow in late 2014, at the earliest, if at all. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. If ILUVIEN is not approved in additional jurisdictions or does not generate sufficient revenue, we may adjust our commercial plans so that we can continue to operate with our existing cash resources or seek to raise additional financing.
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
The agreement provides that after commercialization of ILUVIEN, pSivida will be entitled to 20% of the net profits, as defined in the amended and restated agreement. In connection with this arrangement we are entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of December 31, 2013 and 2012, pSivida owed us $11.0 million and $5.6 million, respectively, in commercialization costs. Due to the uncertainty of future profits from ILUVIEN, we have fully reserved these amounts in the accompanying consolidated financial statements.
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
In October 2010, in connection with entering into the 2010 Term Loan, we issued SVB a warrant to purchase up to 15,909 shares of our common stock and MidCap a warrant to purchase up to 23,864 shares of our common stock. Each of the warrants were exercisable upon issuance, had a per-share exercise price of $11.00 and a term of 10 years. We estimated the fair value of warrants granted using the Black-Scholes option pricing model to be $389,000. We allocated a portion of the proceeds from the 2010 Term Loan to the warrants in accordance with ASC 470-20-25-2, Debt Instruments with Detachable Warrants. As a result, we recorded a discount of $366,000 which was amortized to interest expense using the effective interest method. The Lenders were also issued warrants to purchase up to an aggregate of 69,999 additional shares of our common stock, which were exercisable only upon the drawdown of the additional $11.0 million subject to FDA approval of the NDA for ILUVIEN by December 31, 2011, which was not obtained. In May 2013, we repaid all amounts owed to the Lenders under the 2010 Term Loan, including the final interest payment equal to 4% of the total amount borrowed, and a 1.0% prepayment penalty on the then outstanding principal owed to MidCap. In connection with the repayment of the 2010 Term Loan, we recognized a loss on early extinguishment of debt of $153,000 associated with the remaining unamortized deferred financing costs, unamortized discount associated with the Lenders' warrants, the final interest payment, the prepayment penalty and a lender fee and warrants associated with a new term loan.
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
2013 Loan Agreement
In May 2013, Alimera Sciences Limited (Limited), our subsidiary, entered into a loan and security agreement (2013 Loan Agreement) with SVB to provide Limited with additional working capital for general corporate purposes. Under the 2013 Loan Agreement, SVB has made a term loan (2013 Term Loan) in the principal amount of $5.0 million to Limited and has agreed to provide up to an additional $15.0 million to Limited under a working capital line of credit (2013 Line of Credit). No advances were made at closing under the 2013 Line of Credit and no amounts were outstanding as of December 31, 2013.
The 2013 Term Loan provides for interest only payments for six months followed by 36 monthly payments of interest, plus principal. We made our first amortization payment on the 2013 Term Loan in December 2013. Interest on outstanding borrowings under the 2013 Term Loan is payable at the rate of 7.50%. Borrowings under the 2013 Line of Credit will be advanced at 80% of eligible accounts receivable as defined in the 2013 Loan Agreement. Interest is payable on the balance of eligible accounts financed at the rate of 2.75% above SVB's most recently announced “prime rate.” Limited is also required to pay SVB on a monthly basis an unused line fee equal to 0.25% per annum of the average unused portion of the 2013 Line of Credit during the preceding month. The maturity dates are June 30, 2015 with respect to the 2013 Line of Credit and October 31, 2016 with respect to the 2013 Term Loan.
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
Limited also agreed to customary affirmative and negative covenants and events of default in connection with these arrangements. Further, we, on a consolidated basis, must maintain a minimum “adjusted quick ratio,” tested as of the last day of each month, of at least 1.5:1.0. The adjusted quick ratio is the ratio of (x) our consolidated, unrestricted and unencumbered cash plus net billed trade accounts receivable to (y) our current liabilities (including all obligations owed to SVB) minus the current portion of deferred revenue. The occurrence of an event of default could result in the acceleration of Limited's obligations under the 2013 Loan Agreement and an increase to the applicable interest rate, and would permit SVB to exercise remedies with respect to the collateral under the 2013 Loan Agreement, including foreclosure on our intellectual property. As of December 31, 2013, we, on a consolidated basis, were in material compliance with all of the covenants of the 2013 Term Loan and 2013 Line of Credit.
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

We are required to maintain our primary operating and other deposit accounts and securities accounts with Silicon Valley Bank, which accounts must represent at least 50% of the dollar value of our accounts at all financial institutions. Under our 2013 Loan Agreement, we have agreed not to pay any dividends so long as it has any outstanding obligations thereunder.
The weighted average interest rates of our notes payable approximate the rate at which we could obtain alternative financing; therefore, the carrying amount of the notes approximated their fair value at December 31, 2013 and December 31, 2012.
Financial Operations Overview
We launched ILUVIEN in the United Kingdom and Germany, in April and May of 2013, respectively, and currently plan to launch ILUVIEN in France in 2014. To date, the majority of our sales have been in Germany. In addition to generating revenue from product sales, we intend to seek to generate revenue from other sources such as upfront fees, milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the licensing of ILUVIEN or any future products or product candidates and other intellectual property. We expect any revenue we generate will fluctuate from quarter to quarter as a result of the nature, timing and amount of any milestone payments we may receive from potential collaborative and strategic relationships, as well as revenue we may receive upon the sale of our products to the extent any are successfully commercialized.
Research and Development Expenses
Substantially all of our research and development expenses incurred to date related to our continuing operations have been related to the development of ILUVIEN. In the event the FDA approves our NDA for ILUVIEN, we will owe an additional milestone payment of $25.0 million to pSivida. We anticipate that we will incur additional research and development expenses in the future as we evaluate and possibly pursue the regulatory approval of ILUVIEN in additional jurisdictions, the development of ILUVIEN for additional indications, or develop additional products or product candidates. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	salaries and related expenses for personnel;

•
fees paid to consultants and contract research organizations (CRO) in conjunction with independently monitoring clinical trials and acquiring and evaluating data in conjunction with clinical trials, including all related fees such as investigator grants, patient screening, lab work and data compilation and statistical analysis;

•	costs incurred with third parties related to the establishment of a commercially viable manufacturing process for ILUVIEN or any future products or product candidates;

•	costs related to production of clinical materials, including fees paid to contract manufacturers;

•	costs related to upfront and milestone payments under in-licensing agreements;

•	costs related to compliance with FDA, EU or other regulatory requirements;

•	consulting fees paid to third-parties involved in research and development activities; and

•	costs related to stock options or other stock-based compensation granted to personnel in development functions.
We expense both internal and external development costs as they are incurred.
We expect that a large percentage of our research and development expenses in the future will be incurred in support of our current and future technical, preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in terms of both their timing and total cost to completion. We expect to continue to develop stable formulations of ILUVIEN or any future products or product candidates, test such formulations in preclinical studies for toxicology, safety and efficacy and to conduct clinical trials for each future product candidate. We anticipate funding clinical trials ourselves, but we may engage collaboration partners at certain stages of clinical development. As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain products or product candidates or programs in order to focus our resources on more promising products or product candidates or programs. Completion of clinical trials by us or our future collaborators may take several years or more, the length of time generally varying with the type, complexity, novelty and intended use of a product candidate. The costs of clinical trials may vary significantly over the life of a project owing to but not limited to the following:

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
Our only commercial product is ILUVIEN, which has received marketing authorization in the United Kingdom, Austria, France, Germany, Portugal, and Spain, and has been recommended for marketing authorization in Italy, for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. ILUVIEN has not been approved in the U.S. by the FDA or in any jurisdiction other than as set forth above. In order to grant marketing approval, a health authority such as the FDA or foreign regulatory agencies must conclude that clinical and preclinical data establish the safety and efficacy of ILUVIEN or any future products or product candidates with an appropriate benefit to risk profile relevant to a particular indication, and that the product can be manufactured under current Good Manufacturing Practice (cGMP) in a reproducible manner to deliver the product’s intended performance in terms of its stability, quality, purity and potency. Until our submissions are reviewed by health authorities, there is no way to predict the outcome of their review. Even if the clinical studies meet their predetermined primary endpoints, and a registration dossier is accepted for filing, a health authority could still determine that an appropriate benefit to risk relationship does not exist for the indication that we are seeking. We cannot forecast with any degree of certainty which of ILUVIEN or any future products or product candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our development projects or when and to what extent we will receive cash inflows from the commercialization and sale of an approved product candidate.
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

Sales and Marketing Expenses
Sales and marketing expenses consist primarily of professional fees and compensation for employees for the assessment of the commercial opportunity of, the development of market awareness for, the pursuit of market reimbursement and the execution of launch plans for ILUVIEN. Other costs include professional fees associated with developing plans for ILUVIEN or any future products or product candidates and maintaining public relations.
We launched ILUVIEN in the United Kingdom and Germany, in the second quarter of 2013 and currently plan to launch ILUVIEN in France in 2014. We expect significant increases in our marketing and selling expenses as we continue the commercialization of ILUVIEN in these countries. We have hired a European management team and, through outsourced third party providers, are developing a commercial infrastructure of approximately 30 people in the United Kingdom, Germany and France, in management and the field combined including sales representatives and market access personnel.
In November 2012, we entered into an agreement with Quintiles Commercial Europe Limited. Under the Agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) will provide certain services to us in relation to the commercialization of ILUVIEN, in certain countries in Europe under subsequent project orders. Such services may include marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, regulatory, medical science liaison and communications and/or other advisory services. As of December 31, 2013, we had entered into eight project orders with Quintiles Commercial for the provision of sales, marketing, management, market access and medical science personnel in Germany, the United Kingdom and France. Under these project orders, Quintiles Commercial, as of December 31, 2013, employed 24 persons fully dedicated to Alimera. Quintiles Commercial also employed six persons partially dedicated to Alimera in Germany, the United Kingdom and France, as of December 31, 2013. In accordance with the terms of these project orders, we expect to incur approximately $31.1 million in costs with Quintiles Commercial through 2015. For the years ended December 31, 2013 and 2012, respectively, we incurred $7.5 million and $1.3 million of expense associated with this agreement. At December 31, 2013, $520,000 is included in outsourced services payable and $2.6 million is included in prepaid expenses and other current assets in our accompanying consolidated financial statements in association with these project orders.
Interest Expense, Net and Other
Interest expense, net and other consists primarily of interest expense offset by interest income. Interest expense consists primarily of interest and amortization of deferred financing costs and debt discounts associated with our 2010 Term Loan and 2013 Term Loan. Interest income consists primarily of interest earned on our cash, cash equivalents and investments.
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
Basic and Diluted Net Loss Applicable to Common Stockholders per Common Share
We calculated net loss per share in accordance with ASC 260, Earning Per Share. We had a net loss for all periods presented; accordingly, the inclusion of common stock options and warrants would be anti-dilutive. Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options, warrants for convertible securities and warrants for common stock equivalents. Potentially dilutive weighted average common stock equivalents totaled approximately 18,293,871, and 858,814 for the years ended December 31, 2013 and 2012, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods of net loss because of their anti-dilutive effect. Therefore, for the years ended December 31, 2013 and 2012, the weighted average shares used to calculate both basic and diluted loss per share are the same.
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

Research and Development Costs
Research and development expenditures are expensed as incurred, pursuant to ASC 730, Research and Development. Costs to license technology to be used in our research and development that have not reached technological feasibility, defined as regulatory approval for ILUVIEN or any future products or product candidates, and have no alternative future use are expensed when incurred. Payments to licensors that relate to the achievement of preapproval development milestones are recorded as research and development expense when incurred.
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
Income Taxes
We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate the positive and negative evidence bearing upon the realizability of our deferred tax assets on an annual basis. Significant management judgment is involved in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Due to uncertainties with respect to the realization of our deferred tax assets due to our history of operating losses, a valuation allowance has been established against our deferred tax asset balances to reduce the net carrying value to an amount that is more likely than not to be realized. As a result we have fully reserved against the deferred tax asset balances. The valuation allowances are based on our estimates of taxable income in the jurisdictions in which we operate and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, a change in the valuation allowance may be needed, which could materially impact our financial position and results of operations. Our deferred tax assets primarily consist of net operating loss (NOL) carry-forwards. At December 31, 2013 we had federal NOL carry-forwards of approximately $82.4 million and state NOL carry-forwards of approximately $65.8 million, respectively, that are available to reduce future income otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2023 and 2033 and the state NOL carry-forwards will expire at various dates between 2020 and 2033. We periodically evaluate our NOL carry-forwards and whether certain changes in ownership have occurred that would limit our ability to utilize a portion of our NOL carry-forwards. If it is determined that significant ownership changes have occurred since these NOLs were generated, we may be subject to annual limitations on the use of these NOLs under Internal Revenue Code (IRC) Section 382 (or comparable provisions of state law). The issuance of the Series A Convertible Preferred Stock on October 2, 2012 constituted such a change in ownership. As a result of this change in ownership, we performed a formal analysis in connection with IRC Section 382 and determined that approximately $13.7 million of our NOLs generated prior to the change in ownership could not be utilized in the future. Our remaining NOLs remain subject to future limitation under IRC Section 382.
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
Foreign Currency Translation
The U.S. dollar is the functional currency of Alimera Sciences, Inc. The Euro is the functional currency for the majority of our subsidiaries operating outside of the U.S.
Our foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for nonmonetary balance sheet accounts, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the non-monetary balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in income.
The financial statements of the foreign subsidiaries whose functional currency is not the U.S. dollar have been translated into U.S. Dollars in accordance with ASC 830-30, Translation of Financial Statements. For the subsidiaries operating outside of the U.S. that are denominated in the Euro, assets and liabilities are translated at end-of-period rates while revenues and expenses are translated at average rates in effect during the period in which the activity took place. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income.

Results of Operations
The following selected financial and operating data are derived from our financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements.

	Years Ended December 31,
	2013	2012
	(In thousands)
NET REVENUE	$1,872	$—
COST OF GOODS SOLD	(1,863)	—
GROSS MARGIN	9	—

RESEARCH AND DEVELOPMENT EXPENSES	8,429	7,935
GENERAL AND ADMINISTRATIVE EXPENSES	9,613	6,575
SALES AND MARKETING EXPENSES	16,371	7,529
OPERATING EXPENSES	34,413	22,039

INTEREST EXPENSE, NET AND OTHER	(533)	(790)
UNREALIZED FOREIGN CURRENCY GAIN, NET	825	—
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(153)	—
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	(11,964)	3,083
NET LOSS	$(46,229)	$(19,746)

Year ended December 31, 2013 compared to the year ended December 31, 2012
Net Revenue. Net revenue was $1.9 million for the year ended December 31, 2013. We initiated the commercial launch of ILUVIEN in Germany and the United Kingdom in the second quarter of 2013 and began recognizing revenue at that time. Our revenues for the fiscal year ended December 31, 2013 were primarily generated from product sales in Germany and our product sales were concentrated to a limited number of customers. Two customers in Europe accounted for approximately 23% of our total consolidated revenues for the year ended December 31, 2013. No other customer accounted for more than 10% of revenue in 2013.
Cost of goods sold. Cost of goods sold was $1.9 million for the year ended December 31, 2013. We initiated the commercial launch of ILUVIEN in Germany and the United Kingdom in the second quarter of 2013 and began recognizing cost of goods sold at that time. Cost of goods sold was impacted by two inventory issues during the year ended December 31, 2013. During a routine manufacturing inspection, we identified a quality issue related to one of our suppliers that affected certain batches of work in process which we had to write off. This write-off amounted to $1.4 million. Additionally, we reserved approximately $400,000 for potential United Kingdom inventory expiration later this year, as a result of the slower than anticipated launch of ILUVIEN in the United Kingdom in 2013 due to a delay in the receipt of positive guidance from the National Institute of Health and Care Excellence (NICE) regarding the reimbursement of ILUVIEN until November 2013.
Research and development expenses. Research and development expenses increased by approximately $500,000, or 6%, to approximately $8.4 million for the year ended December 31, 2013 compared to approximately $7.9 million for the year ended December 31, 2012. The increase was primarily attributable to $820,000 in costs associated with contracting medical science liaisons to engage with retina specialists in the study of ILUVIEN in Germany, the United Kingdom and France, $470,000 in costs for scientific materials as we expanded into Europe, $250,000 in costs related to preparation for a previously anticipated FDA Advisory Committee meeting, $220,000 in costs for a five-year, post-authorization, open label registry study of ILUVIEN in patients treated per the labeled indication in Europe, offset by decreases of $630,000 in costs related to a consultant engaged to assist with the continued pursuit of approval of ILUVIEN in the U.S. and $590,000 in costs related to the physician utilization study which was being conducted to assess the safety and utility of the commercial version of the applicator for ILUVIEN for which enrollment was completed in 2012.
General and administrative expenses. General and administrative expenses increased by approximately $3.0 million, or 45%, to approximately $9.6 million for the year ended December 31, 2013 compared to approximately $6.6 million for the year ended December 31, 2012. The increase was primarily attributable to increases of $1.2 million in personnel costs associated with the hiring of a new managing director of Europe, executive director of finance and other personnel in the first quarter of 2013 as we expanded into Europe, $700,000 in professional and legal fees associated with the establishment of our infrastructure and tax planning for our expansion in Europe, and the registration of common stock underlying our Series A Convertible Preferred Stock issued in October 2012, $300,000 in costs associated with our third party logistics provider to support the commercialization of ILUVIEN in Europe, $290,000 in office costs primarily associated with our new offices in Germany and the United Kingdom, $250,000 in costs associated with our third party manufactures as we improve the efficiency of the manufacturing process of ILUVIEN and $160,000 in costs for additional product liability insurance obtained in connection with the commercial launch of ILUVIEN in the second quarter of 2013.
Sales and marketing expenses. Sales and marketing expenses increased by approximately $8.9 million, or 119%, to approximately $16.4 million for the year ended December 31, 2013 compared to approximately $7.5 million for the year ended December 31, 2012. The increase was primarily attributable to increases of $5.6 million in costs associated with contracting with Quintiles Commercial for marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, regulatory and communications and/or other advisory services in the EU, $1.7 million in advertising and promotion costs in connection with the commercial launch of ILUVIEN in Germany and the United Kingdom in 2013, $800,000 in personnel costs primarily associated with the hiring of employees for our wholly owned subsidiary Alimera Sciences Limited and $280,000 in medical marketing costs.
Interest expense, net and other. Interest expense, net and other decreased by approximately $260,000, or 33%, to approximately $530,000 for the year ended December 31, 2013 compared to approximately $790,000 for the year ended December 31, 2012. Interest expense, net and other for the year ended December 31, 2013 was primarily interest expense incurred in connection with our 2010 Term Loan and our 2013 Term Loan. Interest expense, net and other for the year ended December 31, 2012 was primarily interest expense incurred in connection with our 2010 Term Loan. The decrease was primarily attributable to lower principal balances on the 2010 Term Loan due to amortization.
Unrealized foreign currency gain, net. Unrealized foreign currency gain, net was approximately $830,000 for the year ended December 31, 2013. We began marketing ILUVIEN through our United Kingdom based subsidiary Alimera Sciences Limited in the second quarter of 2013. The 2013 unrealized foreign currency gain was primarily attributable to the strengthening of the Euro during 2013 and the revaluation of Alimera Sciences Limited's U.S. dollar denominated liabilities.
Change in fair value of derivative warrant liability. During the year ended December 31, 2013, we recognized a loss of approximately $12.0 million related to the increase in the fair value of our derivative warrant liability. The change in fair value was primarily due to an increase in the fair market value of our underlying common stock during the year ended December 31, 2013.
Liquidity and Capital Resources
To date we have incurred recurring losses, negative cash flow from operations, and have accumulated a deficit of $277.3 million from our inception through December 31, 2013. We have funded our operations through the public and private placement of common stock, preferred stock, warrants and convertible debt, the sale of certain assets of the non-prescription business in which we were previously engaged, and certain debt facilities.
On January 31, 2014, we issued an aggregate of 6,250,000 shares of our common stock for aggregate gross proceeds of approximately $37.5 million, prior to the payment of approximately $2.3 million of related issuance costs and placement agent fees.
On October 2, 2012, we closed a preferred stock financing in which we sold units consisting of 1,000,000 shares of Series A Convertible Preferred Stock and warrants to purchase 300,000 shares of Series A Convertible Preferred Stock for gross proceeds of $40.0 million, prior to the payment of approximately $460,000 of related issuance costs.
As of December 31, 2013, we had approximately $12.6 million in cash and cash equivalents. We launched ILUVIEN in the United Kingdom and Germany, in April and May of 2013, respectively, and currently plan to launch ILUVIEN in France in 2014. Based on our current plans, we believe our cash and cash equivalents will be sufficient to fund our operations beyond the projected commercialization of ILUVIEN in the United Kingdom, France and Germany and the expected generation of positive cash flow from operations in late 2014, at the earliest, if at all. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. If ILUVIEN is not approved in additional jurisdictions or does not generate sufficient revenue, we may adjust our commercial plans so that we can continue to operate with our existing cash resources or seek to raise additional financing.
In the event additional financing is needed or desired, we may seek to fund our operations through the sale of equity securities, strategic collaboration agreements and debt financing. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders especially in light of the current difficult financial environment. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result and the terms of any new equity securities may have a preference over our common stock. If we attempt to raise additional funds through strategic collaboration agreements and debt financing, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements, or the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to commercialize ILUVIEN or any future products or product candidates or operate our business.
For the twelve months ended December 31, 2013, cash used in our operations of $37.8 million was primarily due to our net loss of $46.2 million, offset by a non-cash loss of $12.0 million for a change in derivative warrant liability and by non-cash charges of $2.5 million for stock compensation expense, and increased by a non-cash gain of $830,000 for unrealized foreign currency transactions. Further decreasing cash was a decrease in accrued expenses and other current liabilities of $2.6 million and increases in prepaid expenses and other current assets of $1.4 million, inventory of $1.0 million and accounts receivable of $480,000. The decrease in accrued expenses and other current liabilities of $2.6 million was primarily due to decreases of $2.0 million in amounts paid to Quintiles Commercial, $320,000 in amounts paid to our EU advertising agency and our EU pricing consultant, $310,000 in amounts paid to the investigators in our clinical studies, $250,000 in amounts paid to our third party reading center, $250,000 in amounts paid for accounting professional fees including audit and tax fees, offset by an increases of $190,000 in amounts payable for value added tax and $100,000 in rebates payable to health care providers in Germany. The increase in prepaid expense and other current assets of $1.4 million was primarily due to increases of $1.3 million in advances to Quintiles Commercial during the fourth quarter of 2013.
For the twelve months ended December 31, 2012, cash used in our operations of $21.2 million was primarily due to our net loss of $19.7 million, increased by a non-cash gain of $3.1 million for a change in derivative warrant liability, decreased by non-cash charges of $1.8 million for stock compensation expense and other and $320,000 for depreciation and amortization expense and amortization of deferred financing costs. Further increasing our net cash used in operations were increases in prepaid expenses and other current assets of $1.3 million and inventory of $720,000, offset by an increase in accrued expenses and other current liabilities of $1.5 million. The increase in prepaid expense and other current assets of $1.3 million was primarily due to a deposit with Quintiles Commercial for ongoing work. The increase in accrued expenses and other current liabilities was primarily due to increases of $2.4 million in amounts payable to Quintiles Commercial, $320,000 in amounts payable to our EU advertising agency, $250,000 in amounts payable to our third party reading center and $110,000 in amounts payable to the investigators in our FAME Study and ancillary clinical studies, offset by decreases of $590,000 in accrued 2011 bonuses paid to our employees during 2012, $520,000 in amounts owed to our vendors associated with the establishment of our U.S. managed care programs in 2011 and paid in 2012 and $490,000 in amounts paid to our CROs in 2012.
For the year ended December 31, 2013, net cash used in our investing activities was approximately $970,000, which was primarily due to the purchase of back-up manufacturing equipment for ILUVIEN.
For the year ended December 31, 2012, net cash provided by our investing activities was approximately $480,000, which was primarily due to the maturities of investments in marketable securities.
For the year ended December 31, 2013, net cash provided by our financing activities was approximately $1.7 million, which was primarily due to proceeds from the 2013 Term Loan of $5.0 million offset by the use of approximately $3.2 million to repay the 2010 Term Loan.
For the year ended December 31, 2012, net cash provided by our financing activities was approximately $37.2 million, which was primarily due to gross proceeds of $40.0 million from the sale of our Series A Convertible Preferred Stock, offset by $2.5 million of principal payments on our notes payable to SVB and MidCap and payments of $460,000 of the issuance costs associated with the closing of our Series A Convertible Preferred Stock financing.
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
In March 2013, the FASB issued Accounting Standard Update (ASU) No. 2013-05: Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), which applies to the release of the cumulative translation adjustment resulting from certain events occurring in foreign subsidiaries. ASU 2013-05 is effective for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2012. The adoption of ASU 2013-05 did not have a material impact on our consolidated financial statements. In February 2013, the FASB issued ASU No. 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on our consolidated financial statements.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related consolidated financial statement schedules required to be filed are indexed on page 67 and are incorporated herein.

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
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2013, based on criteria for effective internal control over financial reporting established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2013 based on the specified criteria.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013, under the captions “Election of Directors,” “Executive Officers,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013, under the captions “Corporate Governance” and “Executive Compensation,” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K, except that information required by Item 407(e)(5) of Regulation S-K will be deemed furnished in this Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except for the information set forth below, the information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013, under the caption “Security Ownership by Certain Beneficial Owners and Management” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.
Equity Compensation Plan Information
The following table provides information as of December 31, 2013, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under our existing equity compensation plans, including our 2010 Equity Incentive Plan (2010 Plan), 2005 Equity Incentive Plan (2005 Plan), 2004 Equity Incentive Plan (2004 Plan) and our 2010 Employee Stock Purchase Plan (ESPP).

	A		B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Equity compensation plans approved by security holders	7,566,438	(1)	$2.74	548,609	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	7,566,438		$2.74	548,609
 ____________________

(1)
Of these shares, 5,688,650 were subject to options then outstanding under the 2010 Plan, 1,587,389 were subject to options then outstanding under the 2005 Plan and 290,399 were subject to options then outstanding under the 2004 Plan.

(2)
Represents 80,310 shares of common stock available for issuance under our 2010 Plan and 468,299 shares of common stock available for issuance under our ESPP. No shares are available for future issuance under the 2005 Plan or 2004 Plan. In addition, our 2010 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the least of: (1) 2,000,000 shares of our common stock; (2) 4% of the shares of common stock outstanding at that time; and (3) such other amount as our board of directors may determine. On January 1, 2014, an additional 1,264,440 shares became available for future issuance under our 2010 Plan in accordance with the annual increase. In addition, our ESPP provides for annual increases in the number of shares available for issuance thereunder equal to such number of shares necessary to restore the number of shares reserved thereunder to 494,422 shares of our common stock. As such, on January 1, 2014, an additional 26,123 shares became available for future issuance under our ESPP. These additional shares from the annual increase under the 2010 Plan and the ESPP are not included in the table above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013, under the captions “Corporate Governance” and “Certain Relationships and Related Persons Transactions” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013, under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
The consolidated financial statements filed as part of this annual report on Form 10-K are listed and indexed at page 67. Certain schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.
The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this annual report on Form 10-K.

Signatures
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Alpharetta, Georgia, on March 6, 2014.

ALIMERA SCIENCES, INC.

By:	/s/ C. Daniel Myers
President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Daniel Myers	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2014
C. Daniel Myers

/s/ Richard S. Eiswirth, Jr.	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2014
Richard S. Eiswirth, Jr.

/s/ Philip R. Tracy	Chairman of the Board of Directors	March 6, 2014
Philip R. Tracy

/s/ Mark J. Brooks	Director	March 6, 2014
Mark J. Brooks

/s/ Brian K. Halak, Ph.D.	Director	March 6, 2014
Brian K. Halak, Ph.D.

/s/ James R. Largent.	Director	March 6, 2014
James R. Largent

/s/ Peter J. Pizzo, III	Director	March 6, 2014
Peter J. Pizzo, III

/s/ Calvin W. Roberts, M.D.	Director	March 6, 2014
Calvin W. Roberts, M.D.

/s/ Glen Bradley, Ph.D.	Director	March 6, 2014
Glen Bradley, Ph.D.

/s/ Garheng Kong, M.D., Ph.D.	Director	March 6, 2014
Garheng Kong, M.D., Ph.D.

ALIMERA SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alimera Sciences, Inc.,

We have audited the accompanying consolidated balance sheets of Alimera Sciences, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alimera Sciences, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company reported a net loss of $46.2 million for the year ended December 31, 2013 and used cash in operating activities of $37.8 million. These conditions, along with the other matters as set forth in Note 3, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ GRANT THORNTON LLP
Atlanta, Georgia
March 6, 2014

ALIMERA SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012

	December 31,
	2013	2012
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$12,628	$49,564
Accounts receivable	500	—
Prepaid expenses and other current assets	3,474	2,029
Inventory, net (Note 4)	1,786	719
Deferred financing costs	250	95
Total current assets	18,638	52,407
PROPERTY AND EQUIPMENT — at cost less accumulated depreciation	982	114
TOTAL ASSETS	$19,620	$52,521
CURRENT LIABILITIES:
Accounts payable	$1,735	$1,973
Accrued expenses (Note 6)	934	1,179
Outsourced services payable	603	2,616
Note payable (Note 8)	1,667	2,273
Capital lease obligations	10	6
Total current liabilities	4,949	8,047
NON-CURRENT LIABILITIES:
Derivative warrant liability	16,381	4,418
Note payable — less current portion (Note 8)	3,194	703
Other non-current liabilities	21	209
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, $.01 par value — 10,000,000 shares authorized at December 31, 2013 and 2012:
Series A convertible preferred stock, 1,300,000 authorized and 1,000,000 issued and outstanding at December 31, 2013 and 2012; liquidation preference of $40,000 at December 31, 2013 and 2012	32,045	32,045
Common stock, $.01 par value — 100,000,000 shares authorized, 31,610,991 shares issued and outstanding at December 31, 2013 and 31,541,286 shares issued and outstanding at December 31, 2012	316	315
Additional paid-in capital	240,135	237,485
Common stock warrants	412	415
Accumulated deficit	(277,345)	(231,116)
Accumulated other comprehensive loss	(488)	—
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(4,925)	39,144
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$19,620	$52,521
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Years Ended December 31,
	2013	2012
	(In thousands, except share and per share data)
NET REVENUE	$1,872	$—
COST OF GOODS SOLD	(1,863)	—
GROSS MARGIN	9	—

RESEARCH AND DEVELOPMENT EXPENSES	8,429	7,935
GENERAL AND ADMINISTRATIVE EXPENSES	9,613	6,575
SALES AND MARKETING EXPENSES	16,371	7,529
OPERATING EXPENSES	34,413	22,039

INTEREST EXPENSE AND OTHER	(533)	(790)
UNREALIZED FOREIGN CURRENCY GAIN, NET	825	—
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(153)	—
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	(11,964)	3,083
NET LOSS	(46,229)	(19,746)
BENEFICIAL CONVERSION FEATURE OF PREFERRED STOCK (NOTE 10)	(4,950)	—
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(51,179)	$(19,746)
NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS— Basic and diluted	$(1.62)	$(0.63)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	31,579,553	31,462,120
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Years Ended December 31,
	2013	2012

NET LOSS	$(46,229)	$(19,746)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(488)	—
TOTAL OTHER COMPREHENSIVE LOSS	(488)	—
COMPREHENSIVE LOSS	$(46,717)	$(19,746)

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock		Preferred Stock		Additional Paid-In Capital	Common Warrants	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount					Total
	(In thousands, except share data)
BALANCE — December 31, 2011	31,427,355	$314	—	$—	$235,619	$415	$(211,370)	$—	$24,978
Issuance of common stock	79,886	1	—	—	37	—	—	—	38
Exercise of stock options	34,045	—	—	—	52	—	—	—	52
Issuance of preferred stock, net of issuance costs	—	—	1,000,000	32,045	—	—	—	—	32,045
Stock-based compensation expense	—	—	—	—	1,777	—	—	—	1,777
Net loss	—	—	—	—	—	—	(19,746)	—	(19,746)
BALANCE — December 31, 2012	31,541,286	315	1,000,000	32,045	237,485	415	(231,116)	$—	39,144
Issuance of common stock	26,123	—	—	—	53	—	—	—	53
Exercise of stock options	43,582	1	—	—	71	—	—	—	72
Modification of common stock warrants	—	—	—	—	—	46	—	—	46
Forfeiture of common stock warrants	—	—	—	—	49	(49)	—	—	—
Intrinsic value of beneficial conversion feature	—	—	—	(4,950)	4,950	—	—	—	—
Accretion of beneficial conversion feature	—	—	—	4,950	(4,950)	—	—	—	—
Stock-based compensation	—	—	—	—	2,477	—	—	—	2,477
Net loss	—	—	—	—	—	—	(46,229)	—	(46,229)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(488)	(488)
BALANCE — December 31, 2013	31,610,991	$316	1,000,000	$32,045	$240,135	$412	$(277,345)	$(488)	$(4,925)
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Years Ended December 31,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,229)	$(19,746)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138	106
Inventory reserve	410	—
Unrealized foreign currency transaction gain	(825)	—
Amortization of deferred financing costs and debt discount	159	215
Loss on early extinguishment of debt	153	—
Stock option expense, net of taxes paid	2,477	1,777
Change in fair value of derivative warrant liability	11,964	(3,083)
Changes in assets and liabilities:
Accounts receivable	(483)	—
Prepaid expenses and other current assets	(1,355)	(1,337)
Inventory	(1,416)	(719)
Accounts payable	(259)	25
Accrued expenses and other current liabilities	(2,347)	1,499
Other long-term liabilities	(208)	81
Net cash used in operating activities	(37,821)	(21,182)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments	—	500
Purchases of property and equipment	(973)	(23)
Net cash (used in) provided by investing activities	(973)	477
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	72	52
Proceeds from sale of common stock	53	38
Proceeds from issuance of Series A Convertible Preferred Stock	—	40,000
Payment of Series A Convertible Preferred Stock offering costs	—	(455)
Proceeds from issuance of notes payable (Note 8)	5,000	—
Payment of debt issuance costs (Note 8)	(291)	—
Payment of principal on notes payable	(3,169)	(2,462)
Payments on capital lease obligations	(11)	(12)
Net cash provided by financing activities	1,654	37,161
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	204	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(36,936)	16,456
CASH AND CASH EQUIVALENTS — Beginning of year	49,564	33,108
CASH AND CASH EQUIVALENTS — End of year	$12,628	$49,564
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$607	$549
Cash paid for employee taxes upon vesting of RSU's (Note 11)	$—	$48
Supplemental schedule of noncash investing and financing activities:
Property and equipment acquired under capital leases	$33	$—
There were no income tax or dividend payments made for the years ended December 31, 2013 and 2012.

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
The Company is presently focused on diseases affecting the back of the eye, or retina, because the Company’s management believes these diseases are not well treated with current therapies and represent a significant market opportunity. The Company’s only commercial product is ILUVIEN®, which has received marketing authorization in the United Kingdom, Austria, Portugal, France, Germany and Spain, and has been recommended for marketing authorization in Italy, for the treatment of vision impairment associated with chronic diabetic macular edema (DME) considered insufficiently responsive to available therapies. As part of the approval process in these countries, the Company has committed to conduct a five-year, post-authorization, open label registry study of ILUVIEN in 800 patients treated per the labeled indication.
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
In January 2013, the United Kingdom’s National Institute for Health and Care Excellence (NICE) published final guidance for England and Wales indicating that ILUVIEN does not satisfy NICE's definition of cost effectiveness for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies given the cost of £5,500. The Company submitted a simple patient access scheme (PAS) for ILUVIEN to NICE for consideration under its rapid review facility. In October 2013, the NICE Appraisal Committee issued a positive Final Appraisal Determination recommending ILUVIEN funding for the treatment of pseudophakic eyes (eyes with an artificial lens) in chronic DME patients that are insufficiently responsive to available therapies and the final technology appraisal guidance was published in November 2013.The final draft guidance reverses the published guidance issued by NICE in January2013, and takes into consideration the PAS. NICE requires clinical commissioning groups, National Health Service (NHS) England and Wales, and local public health authorities to comply with the recommendations in the final guidance within three months of its date of publication. Further, in February 2014, the Scottish Medicines Consortium, after completing its assessment and review of a similar simple PAS, announced that is has accepted ILUVIEN for restricted use within the NHS Scotland.
In July 2013, the Transparency Commission (Commission de la Transparence or CT) of the French National Health Authority (Haute Autorite de Sante) issued a favorable opinion for the reimbursement and hospital listing of ILUVIEN by the French National Health Insurance for the treatment of chronic DME considered insufficiently responsive to available therapies. In the opinion, ILUVIEN was deemed as providing a "moderate medical benefit" as defined by the Service Medical Rendu. As a result, when the Company agrees on a price with the French authorities, patients will be reimbursed for 100% of the cost of ILUVIEN under the Affection de Longue Duree, a specific program for severe chronic diseases such as diabetes. When comparing the clinical benefit of ILUVIEN to existing therapies (Amelioration du Service Medical Rendu or ASMR), the CT rated the product at "level IV" which will be used in considering the price and any reimbursement conditions for ILUVIEN in France.
In September 2013, the Company submitted an application to the Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom, as the Reference Member State, for ten additional European Union (EU) country approvals through the Mutual Recognition Procedure.
The Company submitted a New Drug Application (NDA) in June 2010 for ILUVIEN in the U.S. with the U.S. Food and Drug Administration (FDA). The Company resubmitted its NDA in May 2011 and April 2013 to address matters raised in the FDA's Complete Response Letters (CRLs) relating to the NDA. In October 2013, the Company received a third CRL from the FDA stating that the NDA could not be approved in its current form. In the third CRL, the FDA identified clinical and statistical deficiencies and indicated that the benefits of ILUVIEN did not outweigh its risks. Further, the FDA also indicated that results from a new clinical trial would need to be submitted, together with at least 12 months of follow-up data for all enrolled patients, to support certain indications previously discussed with the FDA. The FDA suggested that a meeting with the Dermatologic and Ophthalmic Drugs Advisory Committee may be of assistance in addressing the deficiencies identified above and providing advice whether a patient population can be identified in which the benefits of the drug product might outweigh the risks. In the third CRL, the FDA also referenced deficiencies in the methods and controls used for the drug product at the facility where ILUVIEN is manufactured. The Company does not believe that these deficiencies will affect its European commercial supply. The Company and its third-party manufacturer are in the process of resolving these deficiencies.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company was notified of a January 2014 meeting of the Advisory Committee, shortly after the issuance of the third CRL. In a subsequent communication with the FDA, the Company believes it clarified that the purpose of the Advisory Committee meeting was to consider the benefits and risks of ILUVIEN based on existing data available from its FAME Study. Further discussion with the FDA in preparation for the Advisory Committee resulted in labeling discussions for ILUVIEN, and the Company and the FDA agreed that the Advisory Committee was no longer necessary. The Company intends to submit a response to the third CRL in the first quarter of 2014 to include a new proposed label, address concerns the FDA raised regarding the facility at which ILUVIEN is manufactured, and provide a safety update on ILUVIEN, which will include data from ILUVIEN patients and from physician experience with the ILUVIEN applicator in the United Kingdom and Germany, where ILUVIEN is currently commercially available. The FDA has indicated that the Company will not be required to conduct any new clinical trials in connection with the FDA's review of this submission.

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
Principles of Consolidation — The consolidated financial statements include the accounts of Alimera Sciences, Inc. and all wholly-owned subsidiaries. All significant inter-company balances have been eliminated in consolidation.
Cash and Cash Equivalents — Cash and cash equivalents include cash and highly liquid investments that are readily convertible into cash and have a maturity of 90 days or less when purchased. Generally, cash and cash equivalents held at financial institutions are in excess of federally insured limits. The Company limits its exposure to credit loss by placing its cash and cash equivalents in highly liquid investments with high quality financial institutions. Cash and cash equivalents were approximately $12,628,000 and $49,564,000 at December 31, 2013 and 2012, respectively, with approximately 100.0% of these balances held in U.S. based financial institutions.
Revenue Recognition — The Company recognizes revenue from its product sales when title passes and the risks and reward of ownership have passed to the customer based on the terms of sale. Title passes generally upon shipment or upon receipt by the customer depending on the agreement with the customer. Precise information regarding the receipt of product by the customer is not always readily available. In these cases, the Company estimates the date of receipt based upon shipping policies by geographic location. In the Company's current commercial markets of Germany and the United Kingdom, its shipping policies require delivery within 24 hours of shipment in most instances. Taxes that are collected from customers and remitted to governmental authorities are not included in revenue.
Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable are generated through sales primarily to pharmacies, hospitals and wholesalers which began in 2013. The company does note require collateral from its customers for accounts receivable. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management's best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability. Provisions for doubtful accounts are charged to operations at the time management determines these accounts may become uncollectable. The Company writes off accounts receivable when management determines they are uncollectable and credits payments subsequently received on such receivables to bad debt expense in the period received. There were no write-offs for the year ended December 31, 2013 and no allowance for doubtful accounts at December 31, 2013.
Inventory — Inventories are stated at the lower of cost or market with cost determined under the first in, first out (FIFO) method. Included in inventory costs are component parts, work-in-progress and finished goods. The Company relies on third party manufacturers for the production of all inventory and does not capitalize any internal costs. The Company periodically reviews inventories for excess or obsolete inventory and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated, or if there are any further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-downs will be required.
Samples — Samples consist of ILUVIEN applicators and applicator components to be used in the Company's sales and marketing efforts and are included in prepaid expenses and other current assets in the Company's consolidated balance sheets. Samples will be expensed upon distribution as a selling expense. Sample inventories included in prepaid expenses and other current assets at December 31, 2013 and 2012, were $14,000 and $65,000, respectively.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The assessment of the recoverability of assets will be impacted if estimated future operating cash flows are not achieved.
Income Taxes — In accordance with the Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities. The Company records a valuation allowance against its net deferred tax asset to reduce the net carrying value to an amount that is more likely than not to be realized.
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
Derivative Financial Instruments — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks. However, certain warrants to purchase Series A convertible Preferred Stock or common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the ASC, are classified as liabilities. In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants are considered derivative instruments because the agreements provide for settlement in Series A Convertible Preferred Shares or common shares at the option of the holder, an adjustment to the warrant exercise price for common shares at some point in the future, and contain anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of change in fair value of derivative warrant liability in the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At December 31, 2013 and 2012, these warrants represented the only outstanding derivative instruments issued or held by the Company.
Fair Value of Financial Instruments — The carrying amounts of the Company’s financial instruments, including cash and cash equivalents and current liabilities approximate their fair value because of their short maturities. The weighted average interest rate of the Company’s note payable to Silicon Valley Bank approximates the rate at which the Company could obtain alternative financing; therefore, the carrying amount of the note approximates the fair value. The Company uses the Black-Scholes option pricing model and assumptions that consider, among other variables, the fair value of the underlying

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments.
Translation Policy - The U.S. dollar is the functional currency for Alimera Sciences, Inc. The Euro is the functional currency for the majority of the Company's subsidiaries operating outside of the U.S.
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
The financial statements of the foreign subsidiaries whose functional currency is not the U.S, dollar, have been translated into U.S. dollars in accordance with ASC 830-30, Translation of Financial Statements. For the subsidiaries operating outside of the U.S. that are denominated in the Euro, assets and liabilities are translated at end-of-period rates while revenues and expenses are translated at average rates in effect during the period in which the activity took place. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income.
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

	Years Ended December 31,
	2013	2012
Series A convertible preferred stock	15,037,594	—
Series A convertible preferred stock warrants	518,803	—
Common stock warrants	5,761	3,289
Stock options	2,731,713	855,541
Total	18,293,871	858,830
Reporting Segments — The Company's chief decision maker is the Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the business is principally managed on an aggregate basis. All of the Company's revenues are currently, and for the foreseeable future, generated in the European Union (EU). Additionally, the majority of the Company's expenditures and personnel either directly support its efforts in the EU, or cannot be specifically attributed to a geography outside of the EU. Therefore, the Company has only one reportable operating segment. If the Company commercializes ILUVIEN in additional jurisdictions in the future, management expects to report multiple operating segments based on geographic segmentation.
Promotional and Advertising Costs — Promotional and advertising costs are expensed as incurred.
Recent Accounting Pronouncements — In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2013-05: Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), which applies to the release of the cumulative translation adjustment resulting from certain events occurring in foreign subsidiaries. ASU 2013-05 is effective for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2012. The adoption of ASU 2013-05 did not have a material impact on the Company's consolidated financial statements. In February 2013, the FASB issued ASU No. 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company's consolidated financial statements.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. FACTORS AFFECTING OPERATIONS
To date the Company has incurred recurring losses, negative cash flow from operations, and has accumulated a deficit of $277,345,000 from the Company’s inception through December 31, 2013. As of December 31, 2013, the Company had approximately $12,628,000 in cash and cash equivalents. In January 2014, the Company completed a private placement of its common stock providing gross proceeds of $37,500,000.
The Company believes that it has sufficient funds available to fund its operations beyond the projected commercialization of ILUVIEN in Germany, the United Kingdom and France in 2014. The Company does not expect the generation of positive cash flow from operations until late 2014, at the earliest, if at all. If ILUVIEN is not approved in additional jurisdictions or does not generate sufficient revenue, the Company may adjust its commercial plans so that it can continue to operate with its existing cash resources or seek to raise additional financing.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's recurring net losses, negative cash flow from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. INVENTORY

Inventory consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Component parts (1)	$266	$35
Work-in-process (2)	587	684
Finished goods	1,343	—
Total inventory	2,196	719
Inventory reserve	(410)	—
Inventory — net	$1,786	$719

(1) Component parts inventory consisted of manufactured components of the ILUVIEN applicator.
(2) Work-in-process consisted of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing as required by regulatory authorities.

5. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Furniture and fixtures	$308	$304
Office equipment	425	396
Software	439	423
Leasehold improvements	82	45
Manufacturing equipment	937	52
Total property and equipment	2,191	1,220
Less accumulated depreciation and amortization	(1,209)	(1,106)
Property and equipment — net	$982	$114
Depreciation and amortization expense associated with property and equipment totaled $138,000 and $106,000 for the years ended December 31, 2013 and 2012, respectively.

6. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Accrued clinical investigator expenses	$562	$897
Value added tax payable	184	—
Accrued other compensation expenses	106	237
Other accrued expenses	82	45
Total accrued expenses	$934	$1,179

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. LICENSE AGREEMENTS
The Company entered into an agreement with pSivida US, Inc. (pSivida) for the use of fluocinolone acetonide (FAc) in pSivida’s proprietary delivery device in February 2005, and a subsequent amendment in 2008. pSivida is a global drug delivery company committed to the biomedical sector and the development of drug delivery products. The agreement with pSivida provides the Company with a worldwide exclusive license to develop and sell ILUVIEN.
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
Upon commercialization of ILUVIEN, the Company must share 20% of net profits and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN, as defined by the agreement, with pSivida. In connection with this arrangement the Company is entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of December 31, 2013 and 2012, the Company was owed $12,219,000 and $5,565,000, respectively, in commercialization costs. Due to the uncertainty of future net profits, the Company has fully reserved these amounts in the accompanying consolidated financial statements. The Company will owe pSivida an additional milestone payment of $25.0 million if ILUVIEN is approved by the FDA.
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
In October 2010, in connection with entering into the 2010 Term Loan, the Company issued SVB a warrant to purchase up to 15,909 shares of the Company's common stock and MidCap a warrant to purchase up to 23,864 shares of the Company's common stock. Each of the warrants were exercisable upon issuance, had a per-share exercise price of $11.00 and a term of 10 years. The Company estimated the fair value of warrants granted using the Black-Scholes option pricing model to be $389,000. The Company allocated a portion of the proceeds from the 2010 Term Loan to the warrants in accordance with ASC 470-20-25-2, Debt Instruments with Detachable Warrants. As a result, the Company recorded a discount of $366,000 which was amortized to interest expense using the effective interest method. The Lenders were also issued warrants to purchase up to an aggregate of 69,999 additional shares of the Company's common stock, which were exercisable only upon the drawdown of the additional $11,000,000 subject to FDA approval of the NDA for ILUVIEN by December 31, 2011, which was not obtained.
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
2013 Loan Agreement
In May 2013, Alimera Sciences Limited (Limited), a subsidiary of the Company, entered into a loan and security agreement (2013 Loan Agreement) with SVB to provide Limited with additional working capital for general corporate purposes. Under the 2013 Loan Agreement, SVB has made a term loan (2013 Term Loan) in the principal amount of $5,000,000 to Limited and has agreed to provide up to an additional $15,000,000 to Limited under a working capital line of credit (2013 Line of Credit). No advances were made at closing under the 2013 Line of Credit and no amounts were outstanding as of December 31, 2013. At December 31, 2013, the Company's ability to borrow under the 2013 Line of Credit was limited based on the Company's accounts receivable at the date as described below.
The 2013 Term Loan provides for interest only payments for six months followed by 36 monthly payments of interest, plus principal. The Company made its first amortization payment on the 2013 Term Loan in December 2013. Interest on outstanding borrowings under the 2013 Term Loan is payable at the rate of 7.50%. Borrowings under the 2013 Line of Credit will be advanced at 80% of eligible accounts receivable as defined in the 2013 Loan Agreement. Interest is payable on the balance of eligible accounts financed at the rate of 2.75% above SVB's most recently announced “prime rate.” Limited is also required to pay SVB on a monthly basis an unused line fee equal to 0.25% per annum of the average unused portion of the 2013

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Line of Credit during the preceding month. The maturity dates are June 30, 2015 with respect to the 2013 Line of Credit and October 31, 2016 with respect to the 2013 Term Loan.
In connection with entering into the 2013 Loan Agreement, Limited paid SVB a facility fee of $25,000. Additionally, the Company re-priced warrants to purchase an aggregate of up to 31,818 shares of the Company’s common stock previously issued to SVB in connection with the 2010 Term Loan; 15,909 of which were previously exercisable only upon the drawdown of the additional $11,000,000 of the 2010 Term Loan subject to FDA approval of the NDA for ILUVIEN by December 31, 2011. Upon re-pricing, each of the warrants was exercisable immediately at a per-share exercise price of $2.86 and had a remaining term of 7.4 year. The Company estimated the incremental fair value received by SVB using the Black-Scholes option pricing model to be $46,000. In accordance with ASC 470-50-40-17, the Company expensed the facility fee and incremental value of the warrants associated with the 2013 Term Loan as part of the loss on early extinguishment of the 2010 Term Loan. Warrants to purchase up to an aggregate of 54,090 additional shares of the Company's common stock, which were exercisable only upon the drawdown of the additional $11,000,000 of the 2010 Term Loan subject to FDA approval of the NDA for ILUVIEN by December 31, 2011, which was not obtained, remain outstanding.
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
Limited also agreed to customary affirmative and negative covenants and events of default in connection with these arrangements. Further, the Company, on a consolidated basis, must maintain a minimum “adjusted quick ratio,” tested as of the last day of each month, of at least 1.5:1.0. The adjusted quick ratio is the ratio of (x) the Company's consolidated, unrestricted and unencumbered cash plus net billed trade accounts receivable to (y) the Company's current liabilities (including all obligations owed to SVB) minus the current portion of deferred revenue. The occurrence of an event of default could result in the acceleration of Limited's obligations under the 2013 Loan Agreement and an increase to the applicable interest rate, and would permit SVB to exercise remedies with respect to the collateral under the 2013 Loan Agreement, including foreclosure on the Company's intellectual property. As of December 31, 2013, the Company, on a consolidated basis with its subsidiaries, was in compliance with all of the covenants of the 2013 Term Loan and 2013 Line of Credit.
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
The Company is required to maintain its primary operating and other deposit accounts and securities accounts with SVB, which accounts must represent at least 50% of the dollar value of its accounts at all financial institutions. Under the 2013 Loan Agreement, the Company has agreed not to pay any dividends so long as it has any outstanding obligations thereunder.
The weighted average interest rates of the Company's notes payable approximate the rate at which the Company could obtain alternative financing; therefore, the carrying amount of the notes approximated their fair value at December 31, 2013 and 2012.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. COMMITMENTS AND CONTINGENCIES
Term Note Payable — In May 2013, the Company received proceeds of $5,000,000 from the issuance of a Note Payable to a lender (Note 8). As of December 31, 2013 a schedule of future minimum principal payments under the Note Payable is as follows (in thousands):

Years Ending December 31
2014	$1,667
2015	1,667
2016	1,527
Total	$4,861
As of December 31, 2013, the Company had no accrued and unpaid interest payable on the Note Payable. As of December 31, 2012, the Company had $209,000 accrued and unpaid interest payable on the Notes Payable.
Operating Leases — The Company leases office space and equipment under noncancelable agreements accounted for as operating leases. The leases generally require that the Company pay taxes, maintenance, and insurance. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. In November 2012, the Company signed an extension of its lease for office space through January 31, 2015. In March 2013, the Company signed a lease for office space in the United Kingdom for its wholly-owned subsidiary, Alimera Sciences Limited (Note 1), from May 1, 2013 to December 31, 2014. In January 2014, the Company signed a lease for office space in the Germany for Alimera Sciences Limited , from April 1, 2014 to March 31, 2015. At December 31, 2013, a schedule by year of future minimum payments under operating leases is as follows:

	December 31,
	2014	2015
	(In thousands)
Alimera Sciences Inc.	$272	$23
Alimera Sciences Limited	242	13
Total	$514	$36
Rent expense under all operating leases totaled approximately $576,000 and $270,000 for the years ended December 31, 2013 and 2012, respectively.
Capital Leases — The Company leases equipment under capital leases. The property and equipment is capitalized at the lesser of fair market value or the present value of the minimum lease payments at the inception of the leases using the Company’s incremental borrowing rate.
At December 31, 2013, a schedule by year of future minimum payments under capital leases, together with the present value of minimum lease payments, is as follows (in thousands):

Years Ending December 31
2014	$12
2015	12
2016	9
Total	33
Less amount representing interest	(4)
Present value of minimum lease payments	29
Less current portion	(10)
Noncurrent portion	$19

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment under capital leases, which are included in property and equipment (Note 5), consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Office equipment	$33	$36
Less accumulated amortization	(5)	(30)
Total	$28	$6
Depreciation expense associated with office equipment under capital leases was $11,000 for each of the years ended December 31, 2013 and 2012.
Significant Agreements — In February 2010, the Company entered into an agreement with a third party manufacturer for the manufacture of the ILUVIEN implant, the assembly of the ILUVIEN applicator and packaging of the completed ILUVIEN commercial product. The Company is responsible for supplying the ILUVIEN applicator and the active pharmaceutical ingredient. In accordance with the terms of the agreement, the Company must order at least 80% of the ILUVIEN units required in the U.S., Canada and the EU from the third party manufacturer for an initial term of six years. The agreement has an initial six year term and will automatically renew for successive one year periods unless either party delivers written notice of non-renewal to the other at least 12 months prior to the end of the then current term.
In March 2011, the Company entered into an agreement with a contract research organization (CRO) for clinical and data management services to be performed in connection with a physician utilization study which is being conducted to assess the safety and utility of the commercial version of the ILUVIEN applicator. In accordance with the terms of the agreement, the Company will incur approximately $2,100,000 in costs with the CRO through 2013. For the years ended December 31, 2013 and 2012, the Company incurred $690,000 and $798,000, respectively, of expense associated with this agreement. At December 31, 2013 and 2012, $30,000 and $160,000, respectively, is included in outsourced services payable.
In February 2012, the Company engaged a consultant in connection with the Company's efforts to obtain the approval of ILUVIEN from the FDA. For the years ended December 31, 2013 and 2012, the Company recorded approximately $1,700,000 and $2,300,000, respectively, in costs pertaining to consulting fees related to the Company's agreement with this consultant. The Company expects to record an additional $300,000 in charges in connection with this agreement through 2014. In addition, the Company has agreed to pay the consultant $2,000,000, if, and only if, the FDA approves the Company's NDA for ILUVIEN.
In November 2012, the Company entered into an agreement with Quintiles Commercial Europe Limited. Under the agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) will provide certain services to the Company in connection with the commercialization of ILUVIEN in certain countries in Europe under subsequent project orders. Such services may include marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, regulatory, medical science liaison and communications and/or other advisory services. As of December 31, 2013, the Company had entered into eight project orders with Quintiles Commercial for the provision of services in Germany, the United Kingdom and France. Under the existing project orders, the Company expects to record approximately $31,100,000 in costs with Quintiles Commercial through 2015. For the year ended December 31, 2013, the Company incurred $7,500,000 of expense associated with this agreement. At December 31, 2013, $520,000 is included in outsourced services payable and $2,500,000 is included in prepaid expenses and other current assets. Under these project orders Quintiles Commercial, as of December 31, 2013, employed 24 persons fully dedicated to the Company. Quintiles Commercial also employed six persons partially dedicated to Alimera in Germany, the United Kingdom and France as of December 31, 2013.
Employment Agreements — The Company is party to employment agreements with six executives. The agreements generally provide for annual salaries, bonuses, and benefits and for the “at-will” employment of such executives. Effective January 1, 2014 and 2013, the Company was party to six agreements with salaries ranging from $261,000 to $445,000. If any of the agreements are terminated by the Company without cause, or by the employee for good reason, as defined in the agreements, the Company will be liable for one year of salary and benefits. Certain other employees have general employment contracts which include stipulations regarding confidentiality, Company property, and miscellaneous items.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. PREFERRED STOCK
On October 2, 2012, the Company closed its preferred stock financing in which it sold units consisting of 1,000,000 shares of Series A Convertible Preferred Stock and warrants to purchase 300,000 shares of Series A Convertible Preferred Stock for gross proceeds of $40,000,000, prior to the payment of approximately $560,000 of related issuance costs. The powers, preferences and rights of the Series A Convertible Preferred Stock are set forth in the certificate of designation filed by the Company with the Secretary of State of the State of Delaware on October 1, 2012. Each share of Series A Convertible Preferred Stock, including any shares of Series A Convertible Preferred Stock issued upon exercise of the warrants, is convertible into shares of the Company’s common stock at any time at the option of the holder at the rate equal to $40.00 divided by the then current conversion price (Conversion Price). The initial Conversion Price of $2.91 of the Series A Convertible Preferred Stock was subject to adjustment to $3.16 or $2.66 based on the occurrence or non-occurrence of certain events relating to guidance from NICE regarding ILUVIEN, in addition to certain customary price based anti-dilution adjustments. A voluntary conversion by the holder prior to the determination of this adjustment is subject to a Conversion Price of $3.16 per share. Each share of Series A Convertible Preferred Stock shall automatically be converted into shares of common stock at the then-effective Conversion Price upon the occurrence of the later to occur of both (i) the Company receives and publicly announces the approval by the FDA of the Company’s NDA for ILUVIEN and (ii) the date on which the Company consummates an equity financing transaction pursuant to which the Company sells to one or more third party investors either (a) shares of common stock or (b) other equity securities that are convertible into shares of common stock and that have rights, preference or privileges, senior to or on a parity with, the Series A Convertible Preferred Stock, in each case having an as-converted per share of common stock price of not less than $10.00 and that results in total gross proceeds to the Company of at least $30,000,000. The rights and preferences of Series A Convertible Preferred Stock also place limitations on the Company's ability to declare or pay any dividend or distribution on any shares of capital stock.
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
These warrants are considered derivative instruments because the agreements provide for settlement in Series A Convertible Preferred Stock shares or common stock shares at the option of the holder, an adjustment to the warrant exercise price for common shares at some point in the future, and contain anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. Therefore the warrants were recorded as a liability at issuance. At December 31, 2013 and 2012 the fair market value of the warrants was estimated to be $16,381,000 and $4,418,000, respectively. The Company recorded a loss of $11,964,000 as a result of the change in fair value of the warrants during the year ended December 31, 2013. The Company recorded a gain of $3,083,000 as a result of the change in fair value of the warrants in the fourth quarter of 2012.
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
As of December 31, 2013, the Company was authorized to grant options to purchase up to 80,310 shares under the 2010 Equity Incentive Plan. Upon the exercise of stock options, the Company may issue the required shares out of authorized but unissued common stock or out of treasury stock at management’s discretion.
A summary of stock option transactions under the plans are as follows:

	Years Ended December 31,
	2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	5,493,079	$2.67	2,607,446	$3.88
Grants	2,630,000	2.71	3,027,500	1.73
Forfeitures	(513,059)	1.96	(107,822)	5.57
Exercises	(43,582)	1.64	(34,045)	1.53
Options outstanding at year end	7,566,438	2.74	5,493,079	2.67
Options exercisable at year end	3,304,981	3.09	2,471,295	3.06
Weighted average per share fair value of options granted during the year	$2.14		$1.34
The following table provides additional information related to outstanding stock options, fully vested stock options, and stock options expected to vest as of December 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	7,566,438	$2.74	7.63 years	$17,759
Exercisable	3,304,981	3.09	5.45 years	7,589
Expected to vest	3,469,118	2.48	9.25 years	8,314

The Company estimated the fair value of options granted using the Black-Scholes option-pricing model with the following weighted-average assumptions used for option grants:

	Years Ended December 31,
	2013	2012
Risk-free interest rate	1.73%	1.01%
Volatility factor	100.76%	98.59%
Grant date fair value of common stock	$2.14	$1.34
Weighted-average expected life	5.92 years	5.98 years
Assumed forfeiture rate	10.00%	10.00%

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee stock-based compensation expense related to stock options recognized under ASC 718 was as follows:

	Years Ended December 31,
	2013	2012
	(In thousands)
Marketing	$366	$268
Research and development	504	445
General and administrative	1,586	934
Total employee stock-based compensation expense	$2,456	$1,647
As of December 31, 2013, there was approximately $6,958,000 of total unrecognized compensation cost related to outstanding stock option awards that will be recognized over a weighted average period of 3.1 years. The total fair value of shares vested during the year ended December 31, 2013 was approximately $2,416,000.
The total estimated fair value of options granted during the years ended December 31, 2013 and 2012 was $5,618,000 and $4,065,000, respectively. The total estimated intrinsic value of options exercised during the years ended December 31, 2013 and 2012 was $79,000 and $22,000, respectively.
Per the terms of the Company’s 2004 and 2005 Option Plans (Plans), the Company’s October 2012 Series A Convertible Preferred Stock financing (Note 10) constituted a change of control for the purposes of Plan and resulted in an acceleration of the vesting of 79,380 unvested options. The Company recognized $196,000 of compensation expense during the year ended December 31, 2012 in connection with this accelerated vesting.
The Company’s 2010 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the least of: (1) 2,000,000 shares of our common stock; (2) 4% of the shares of common stock outstanding at that time; and (3) such other amount as our board of directors may determine. On January 1, 2014, an additional 1,264,440 shares became available for future issuance under the 2010 Plan. These additional shares from the annual increase under the 2010 Plan are not included in the foregoing discussion.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes outstanding and exercisable options at December 31, 2013:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$1.33	545,052	2.42	545,052	2.42
1.39	378,580	3.79	378,580	3.79
1.65	700,000	8.11	320,834	8.11
1.66	1,538,500	8.97	384,625	8.97
1.70	95,000	8.09	43,542	8.09
1.85	292,500	9.09	87,500	9.09
2.04	217,312	0.76	217,312	0.76
2.24	4,504	4.16	4,504	4.16
2.32	130,000	8.85	35,832	8.85
2.36	35,000	9.92	—	0.00
2.41	435,158	4.22	435,158	4.22
2.47	1,850,000	9.95	—	0.00
2.49	20,000	8.75	5,000	8.75
2.77	52,500	8.45	52,500	8.45
2.91	100,000	9.22	—	0.00
2.99	2,500	9.35	—	0.00
3.04	5,000	9.33	—	0.00
3.75	12,500	9.69	—	0.00
3.83	22,500	9.72	—	0.00
3.88	33,823	4.09	33,823	4.09
4.01	247,065	5.59	247,065	5.59
4.15	145,000	9.96	—	0.00
5.03	1,176	4.65	1,176	4.65
5.39	160,000	9.46	80,000	9.46
5.44	2,059	4.77	2,059	4.77
6.74	79,500	6.61	66,763	6.61
7.53	37,500	7.44	37,500	7.44
7.97	20,000	7.30	12,500	7.30
8.47	43,059	7.08	30,455	6.88
11.00	50,000	6.32	43,748	6.32
11.15	302,650	6.84	233,287	6.84
11.91	8,000	6.92	6,166	6.92
	7,566,438		3,304,981

Restricted Stock Units
In February 2012, the Company awarded 85,447 restricted stock units (RSUs), to executive officers and employees at a grant date fair value of $1.70 per RSU. A RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of the RSUs was determined on the date of grant based on the closing price of the Company’s common stock on the date of grant, which equals the RSU’s intrinsic value. The RSUs were to vest upon the receipt of marketing authorization of ILUVIEN in four of the seven EU countries in which ILUVIEN is recommended for marketing authorization (Note 1). During 2012, the United Kingdom, Austria, Portugal and France granted marketing authorization to ILUVIEN and, as a result, the RSUs became fully vested and the Company recognized $145,000 of compensation expense during the year ended December 31, 2012 in connection with the RSUs.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. COMMON STOCK WARRANTS
The Company has issued warrants to purchase common stock to various members of the board of directors, third-parties for services, and lenders. Total warrants to purchase common stock issued and exercisable were 109,772 and 82,568 at December 31, 2013 and 2012, respectively, at exercise prices ranging from $2.86 to $11.00 per share. The warrants are exercisable for a period of 10 years from the issuance date.
Warrants to purchase 39,773 of the Company’s common stock were granted to the Lenders during the year ended December 31, 2010 in connection the issuance of the 2010 Term Loan (Note 8). The Lenders also hold warrants to purchase an aggregate of up to 69,999 shares of the Company’s common stock, which were exercisable only upon the drawdown of the additional $11,000,000 subject to FDA approval of the NDA for ILUVIEN by December 31, 2011, which was not obtained. In May 2013, in connection with the 2013 Loan Agreement, the Company re-priced warrants to purchase an aggregate of up to 31,818 shares of the Company's common stock previously issued to SVB in connection with the 2010 Term Loan; 15,909 of which were previously exercisable only upon the drawdown of the additional $11,000,000 of the 2010 Term Loan subject to FDA approval of the NDA for ILUVIEN by December 31, 2011. Upon re-pricing, each of the warrants was exercisable immediately at a per-share exercise price of $2.86 and had a remaining term of 7.4 years.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. CONCENTRATIONS AND CREDIT RISK
There were two customers that comprised $314,000 of the Company’s accounts receivable at December 31, 2013. These same two customers accounted for approximately 23% of the Company's total consolidated revenues for the year ended December 31, 2013. No other customer accounted for more than 10% of revenue in 2013. There were no accounts receivable at December 31, 2012 or revenues for the year ended December 31, 2012.
For the years ended December 31, 2013 and 2012, two vendors comprised approximately 42% of the Company’s total purchases.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. INCOME TAXES
The components of net loss before taxes are as follows:

	Years Ended December 31,
	2013	2012
	(In thousands)
United States	$(29,303)	$(19,746)
Foreign	(16,926)	—
Loss before provision for income taxes	$(46,229)	$(19,746)
In accordance with ASC 740, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company records a valuation allowance against the net deferred tax asset to reduce the net carrying value to an amount that is more likely than not to be realized.
The provision for income taxes consists of the following components:

	Years Ended December 31,
	2013	2012
	(In thousands)
Deferred benefit (expense):
Federal	$(18,565)	$7,543
State	(2,162)	879
Foreign	3,160	—
	(17,567)	8,422
Valuation allowance	17,567	(8,422)
Income tax benefit (expense)	$—	$—
The Company is recording a foreign tax expense component for the first time during tax year 2013. The Company's subsidiaries in the Netherlands and the United Kingdom commenced business during the current year. All foreign subsidiaries incurred net operating losses in their first year of existence. The net operating loss carry-forwards of the foreign entities are fully reserved as of the current balance sheet date.
Worldwide net deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
Deferred tax assets (current and non-current)	(In thousands)
Depreciation and amortization	$34	$116
Other deferred tax assets	1,906	1,257
NOL carry-forwards	33,454	53,121
Research and development costs	6,142	7,116
Collaboration agreement receivable reserves	4,638	2,113
Valuation allowance	(46,156)	(63,723)
Total deferred tax assets	$18	$—
Deferred tax liabilities (current and non-current)
Unrealized foreign currency gains	$(18)	$—
Other deferred tax liabilities	—	—
Total deferred tax liabilities	(18)	—
Net deferred tax assets and deferred tax liabilities (current and non-current)	$—	$—
In Accordance with ASC 740-10-45-4, the Company presents below the current and non-current components of the Company's deferred tax assets and deferred tax liabilities. The Company has applied the jurisdictional netting requirements of ASC 740-10-45-5 to allocate the valuation allowance between current and non-current deferred tax assets on a jurisdictional

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis. The current deferred tax liability and the non-current deferred tax asset disclosed below are attributable to the United States. Deferred tax positions in each foreign jurisdiction net to zero on both a current and non-current basis.

	Years Ended December 31,
	2013	2012
	(In thousands)
Current deferred tax liability	$(18)	$—
Non-current deferred tax asset	18	—
A reconciliation from the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended December 31,
	2013		2012
	Amount	Percent	Amount	Percent
Federal tax benefit at statutory rate	$(15,718)	34.0%	$(6,713)	34.0%
State tax — net of federal benefit	(1,160)	2.5	(782)	4.0
Permanent items and other	31,851	(68.9)	(927)	4.7
Foreign rate differential	2,594	(5.6)	—	—
Change in valuation allowance	(17,567)	38.0	8,422	(42.7)
Total tax benefit (expense)	$—	—%	$—	—%

The significant increase for the current year in the effect of permanent differences is caused by intercompany transactions between Alimera Sciences, Inc. and its subsidiaries. For financial statement purposes, the transaction eliminates in consolidation. For income tax purposes, the transaction resulted in taxable income in the United States which was offset by net operating losses.
Income tax positions are considered for uncertainty in accordance with ASC 740-10. The Company believes that its income tax filing positions and deductions are more likely than not of being sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position; therefore, no ASC 740-10 liabilities and no related penalties and interest have been recorded. The Company does not anticipate any material changes to its uncertain tax positions within the next 12 months. Tax years since from 2010 to 2013 remain subject to examination in Georgia, Tennessee, and on the federal level, with the exception of the assessment of NOL carry-forwards available for utilization which can be examined for all years since 2003. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which the NOLs are utilized.
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
At December 31, 2013 and 2012, the Company had federal net operating loss (NOL) carry-forwards of approximately $82,380,000 and $142,580,000 and state NOL carry-forwards of approximately $65,840,000, and $126,050,000 respectively, that are available to reduce future income unless otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2023 and 2033 and the state NOL carry-forwards will expire at various dates between 2020 and 2033. Additionally, the Company generated NOLs in the Netherlands and the United Kingdom during the current year in the amounts of $3,800,000 and $13,200,000 respectively (gross in USD). If not utilized, the Netherlands NOL carry-forwards will expire in 2022 (9 year carryover period). The UK NOL carry-forwards will never expire under current United Kingdom tax law.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As of December 31, 2013, the Company had cumulative book losses in foreign subsidiaries of $16,926,000. The Company has not recorded a deferred tax asset for the excess of tax over book basis in the stock of its foreign subsidiaries. The Company anticipates that its foreign subsidiaries will be profitable and have earnings in the future. Once the foreign subsidiaries do have earnings, the Company intends to indefinitely reinvest in its foreign subsidiaries all undistributed earnings of and original investments in such subsidiaries. As a result, the Company does not expect to record deferred tax liabilities in the future related to excesses of book over tax basis in the stock of its foreign subsidiaries in accordance with ASC 740-30-25.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. FAIR VALUE
The Company applies ASC 820, Fair Value Measurements in determining the fair value of certain assets and liabilities. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.
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
There have been no changes in the methodologies used at December 31, 2013 and 2012.
The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents(1)	$6,944	$—	$—	$6,944
Assets measured at fair value	$6,944	$—	$—	$6,944

Liabilities:
Derivative warrant liability (2)	$—	$16,381	$—	$16,381
Liabilities measured at fair value	$—	$16,381	$—	$16,381

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents(1)	$48,943	$—	$—	$48,943
Assets measured at fair value	$48,943	$—	$—	$48,943

Liabilities:
Derivative warrant liability (2)	$—	$4,418	$—	$4,418
Liabilities measured at fair value	$—	$4,418	$—	$4,418

(1)	The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. EMPLOYEE BENEFIT PLANS
The Company has a salary deferral 401(k) plan which covers substantially all employees of the Company. In May 2008, the Company established a plan to match participant contributions subject to certain plan limitations. The Company’s matching plan took effect on July 1, 2008. Compensation expense associated with the Company’s matching plan totaled $95,000 and $66,000 for the years ended December 31, 2013 and 2012, respectively. The Company may also make an annual discretionary profit-sharing contribution. No such discretionary contributions were made during the years ended December 31, 2013 and 2012, respectively.
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
The Purchase Plan was effective upon the completion of the Company’s IPO, at which time a total of 494,422 shares of the Company’s common stock were made available for sale. As of January 1 of each year, starting in 2011, the reserve will automatically be restored to the original level. A total of 26,123 and 15,984 shares of the Company’s common shares were acquired through the Purchase Plan during the years ended December 31, 2013 and 2012, respectively. As such, on January 1, 2014 and 2013, respectively, an additional 26,123 and 15,984 shares became available for future issuance under the Purchase Plan. In accordance with ASC 718-50, the ability to purchase stock at 85% of the lower of the fair market value of a share of Common Stock on the offering date or the exercise date represents an option. The Company estimates the fair value of such options at the inception of each offering period using the Black-Scholes valuation model. In connection with the Purchase Plan, the Company recorded $21,000 and $34,000 of compensation expense for the years ended December 31, 2013 and 2012, respectively.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. SUBSEQUENT EVENTS
On January 31, 2014, the Company issued an aggregate of 6,250,000 shares of its common stock for aggregate gross proceeds of approximately $37,500,000 (Private Placement). The Private Placement was issued and sold pursuant to a Securities Purchase Agreement, dated January 27, 2014, between the Company and certain purchasers. The per share purchase price of a share of common stock was $6.00.

EXHIBIT INDEX

Exhibit	Exhibit
Number	Title

3.2
Restated Certificate of Incorporation of Registrant, as amended on various dates (filed as Exhibit 3.2 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on April 6, 2010, and incorporated herein by reference)

3.4
Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on April 6, 2010, and incorporated herein by reference)

4.3
Second Amended and Restated Investor Rights Agreement, dated March 17, 2008, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto (filed as Exhibit 4.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on December 23, 2009, and incorporated herein by reference)

4.4
Second Amended and Restated Stock Sale Agreement, dated March 17, 2008, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto (filed as Exhibit 4.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on December 23, 2009, and incorporated herein by reference)

4.5
Omnibus Amendment, dated August 25, 2009, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto (filed as Exhibit 4.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on December 23, 2009, and incorporated herein by reference)

4.6
Warrant to Purchase Stock dated October 14, 2010 issued to Silicon Valley Bank (filed as Exhibit 4.1 to the Registrant’s Current Report, as filed on October 18, 2010, and incorporated herein by reference)

4.7
Warrant to Purchase Stock dated October 14, 2010 issued to MidCap Funding III, LLC (filed as Exhibit 4.2 to the Registrant’s Current Report, as filed on October 18, 2010, and incorporated herein by reference)

4.8	Warrant to Purchase Stock dated May 16, 2011 issued to MidCap Funding III, LLC (filed as Exhibit 4.1 to the Registrant’s Current Report, as filed on May 17, 2011, and incorporated herein by reference)

4.9	Warrant to Purchase Stock dated May 16, 2011 issued to Silicon Valley Bank (filed as Exhibit 4.2 to the Registrant’s Current Report, as filed on May 17, 2011, and incorporated herein by reference)

4.10
Amendment No. 1 to Warrant to Purchase Stock dated May 7, 2013 by and between Silicon Valley Bank and the Registrant (filed as Exhibit 4.10 to the Registrant's Quarterly Report on Form 10-Q, as filed on August 14, 2013, and incorporated herein by reference)

10.1
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on October 30, 2009, and incorporated herein by reference)

10.2†
Amended and Restated Employment Agreement, dated August 18, 2008, by and between the Registrant and C. Daniel Myers (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on October 30, 2009, and incorporated herein by reference)

10.3†
Amended and Restated Employment Agreement, dated August 18, 2008, by and between the Registrant and Richard Eiswirth (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on October 30, 2009, and incorporated herein by reference)

10.4†
Amended and Restated Employment Agreement, dated August 18, 2008, by and between the Registrant and David Holland (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on October 30, 2009, and incorporated herein by reference)

10.5†
Amended and Restated Employment Agreement, dated August 18, 2008, by and between the Registrant and Susan Caballa (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on October 30, 2009, and incorporated herein by reference)

10.6†
Amended and Restated Employment Agreement, dated August 18, 2008, by and between the Registrant and Kenneth Green (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on October 30, 2009, and incorporated herein by reference)

10.7
Alimera Sciences, Inc. 2004 Incentive Stock Plan, as amended (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on October 30, 2009, and incorporated herein by reference)

10.7.A
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

10.40	Employment Contract dated November 3, 2012 by and between the Registrant and Philip Ashman (filed as Exhibit 10.40 to the Registrant's Annual Report on Form 10-K, as filed on March 28, 2013)

10.41‡
Master Services Agreement dated November 28, 2012 by and between the Registrant and Quintiles Commercial Europe Limited (filed as Exhibit 10.41 to the Registrant's Annual Report on Form 10-K, as filed on March 28, 2013)

10.42
Loan and Security Agreement dated May 7, 2013 between Silicon Valley Bank and Alimera Sciences Limited (filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2013)

10.43
Security Agreement entered into as of May 7, 2013 by and between Silicon Valley Bank and the Registrant (filed as Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2013)

10.44
Unconditional Guaranty entered into as of May 7, 2013 by Alimera Sciences B.V. in favor of Silicon Valley Bank(filed as Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2013)

10.45	Unconditional Guaranty entered into as of May 7, 2013 by AS C.V. in favor of Silicon Valley Bank (filed as Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2013)

10.46
Unconditional Guaranty entered into as of May 7, 2013 by the Registrant in favor of Silicon Valley Bank (filed as Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2013)

10.47
Second Loan Modification Agreement entered into as of May 7, 2013 by and between Silicon Valley Bank and the Registrant (filed as Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2013)

10.48	Securities Purchase Agreement dated January 27, 2014 (filed as Exhibit 10.42 to the Registrant's Current Report, as filed on January 27, 2014, and incorporated herein by reference)

21.1
List of subsidiaries of the Registrant (including jurisdiction of organization and names under which subsidiaries do business) (filed as Exhibit 21.1 to the Registrant's Annual Report on Form 10-K, as filed on March 28, 2013)

23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS+*	XBRL Instance Document

101.SCH+*	XBRL Taxonomy Extension Schema Document

101.CAL+*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+*	XBRL Taxonomy Extension Presentation Linkbase Document
 __________________

†	Compensation Arrangement.

‡	Confidential treatment has been granted with respect to certain portions of this document.

*	Filed herewith.
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