Form 10-Q
period 2014-03-31
ALIMERA SCIENCES INC
filed 2014-05-08
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2014 there were 40,325,670 shares of the registrant's Common Stock issued and outstanding.

ALIMERA SCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Interim Condensed Consolidated Financial Statements (unaudited)

ALIMERA SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$41,326	$12,628
Accounts receivable, net	1,278	500
Prepaid expenses and other current assets	2,413	3,474
Inventory, net (Note 5)	1,234	1,786
Deferred financing costs	208	250
Total current assets	46,459	18,638
PROPERTY AND EQUIPMENT — at cost less accumulated depreciation	959	982
TOTAL ASSETS	$47,418	$19,620
CURRENT LIABILITIES:
Accounts payable	$1,844	$1,735
Accrued expenses (Note 6)	758	934
Outsourced services payable	183	603
Note payable (Note 8)	1,667	1,667
Capital lease obligations	10	10
Total current liabilities	4,462	4,949
NON-CURRENT LIABILITIES:
Derivative warrant liability	29,511	16,381
Note payable — less current portion (Note 8)	2,778	3,194
Other non-current liabilities	16	21
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value — 10,000,000 shares authorized at March 31, 2014 and December 31, 2013:
Series A convertible preferred stock, 1,300,000 authorized and 1,000,000 issued and outstanding at March 31, 2014 and December 31, 2013; liquidation preference of $40,000 at March 31, 2014 and December 31, 2013	32,045	32,045
Common stock, $.01 par value — 100,000,000 shares authorized, 38,036,544 shares issued and outstanding at March 31, 2014 and 31,610,991 shares issued and outstanding at December 31, 2013	380	316
Additional paid-in capital	276,595	240,135
Common stock warrants	219	412
Accumulated deficit	(298,104)	(277,345)
Accumulated other comprehensive loss	(484)	(488)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	10,651	(4,925)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$47,418	$19,620
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three Months Ended March 31,
	2014	2013
	(In thousands, except share and per share data)
NET REVENUE	$2,084	$—
COST OF GOODS SOLD	(564)	—
GROSS MARGIN	1,520	—

RESEARCH AND DEVELOPMENT EXPENSES	2,626	2,023
GENERAL AND ADMINISTRATIVE EXPENSES	2,927	2,670
SALES AND MARKETING EXPENSES	3,411	3,563
OPERATING EXPENSES	8,964	8,256

INTEREST EXPENSE, NET AND OTHER	(129)	(134)
UNREALIZED FOREIGN CURRENCY LOSS, NET	(56)	—
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	(13,130)	(5,594)
NET LOSS	$(20,759)	$(13,984)
NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS — Basic and diluted	$(0.58)	$(0.44)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	35,853,869	31,545,569
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three Months Ended March 31,
	2014	2013

NET LOSS	$(20,759)	$(13,984)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	4	8
TOTAL OTHER COMPREHENSIVE LOSS	4	8
COMPREHENSIVE LOSS	$(20,755)	$(13,976)

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three Months Ended March 31,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,759)	$(13,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36	27
Unrealized foreign currency transaction loss	56	—
Amortization of deferred financing costs and debt discount	42	40
Stock-based compensation expense	933	532
Change in fair value of derivative warrant liability	13,130	5,594
Changes in assets and liabilities:
Accounts receivable	(775)	—
Prepaid expenses and other current assets	1,054	(611)
Inventory	548	(339)
Accounts payable	111	367
Accrued expenses and other current liabilities	(592)	(1,427)
Other long-term liabilities	(2)	26
Net cash used in operating activities	(6,218)	(9,775)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12)	(28)
Net cash used in investing activities	(12)	(28)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	287	33
Proceeds from sale of common stock	37,500	—
Payment of issuance cost of common stock	(2,389)	—
Payment of principal on notes payable	(417)	(492)
Payments on capital lease obligations	(2)	(3)
Net cash provided by (used in) financing activities	34,979	(462)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(51)	8
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,698	(10,257)
CASH AND CASH EQUIVALENTS — Beginning of year	12,628	49,564
CASH AND CASH EQUIVALENTS — End of year	$41,326	$39,307
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$89	$71
There were no income tax or dividend payments made for the three months ended March 31, 2014 and 2013.

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS
Alimera Sciences, Inc., and its wholly-owned subsidiaries (the Company), is a biopharmaceutical company that specializes in the research, development and commercialization of prescription ophthalmic pharmaceuticals. The Company was formed on June 4, 2003 under the laws of the State of Delaware.
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
The Company launched ILUVIEN in the United Kingdom and Germany in April and May of 2013, respectively, and currently plans to launch ILUVIEN in France in late 2014. The Company was able to launch in Germany without price restrictions, but continues to work with the statutory health insurance funds in Germany to streamline reimbursement for ILUVIEN.
In January 2013, the United Kingdom’s National Institute for Health and Care Excellence (NICE) published final guidance for England and Wales indicating that ILUVIEN does not satisfy NICE's definition of cost effectiveness for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies given the cost of £5,500. The Company submitted a simple patient access scheme (PAS) for ILUVIEN to NICE for consideration under its rapid review facility. In October 2013, the NICE Appraisal Committee issued a positive Final Appraisal Determination recommending ILUVIEN funding for the treatment of pseudophakic eyes (eyes with an artificial lens) in chronic DME patients considered insufficiently responsive to available therapies and the final technology appraisal guidance was published in November 2013. The technology appraisal guidance reverses the published guidance issued by NICE in January 2013, and takes into consideration the PAS. NICE requires clinical commissioning groups, National Health Service (NHS) England and Wales, and local public health authorities to comply with the recommendations in the final guidance within three months of its date of publication. The Company began receiving orders for ILUVIEN from several NHS facilities in January 2014, indicating early implementation of the NICE guidance in certain NHS facilities. Further, in February 2014, the Scottish Medicines Consortium, after completing its assessment and review of a similar simple PAS, announced that is has accepted ILUVIEN for restricted use within the NHS Scotland.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company was notified of a January 2014 meeting of the Advisory Committee, shortly after the issuance of the third CRL. In a subsequent communication with the FDA, the Company believes it clarified that the purpose of the Advisory Committee meeting was to consider the benefits and risks of ILUVIEN based on existing data available from its two completed Phase 3 pivotal clinical trials. A meeting with the FDA in preparation for the Advisory Committee resulted in labeling discussions for ILUVIEN, and the Company and the FDA agreed that the Advisory Committee was no longer necessary.
In March 2014, the Company resubmitted its NDA for ILUVIEN in response to the third CRL. In the resubmission, the Company responded to questions raised in the third CRL, addressed deficiencies noted in the methods and controls used for the drug product at the facility where ILUVIEN is manufactured and provided a safety update, which included commercial experience with ILUVIEN in Europe. In April 2014, the Company was notified by the FDA that the resubmission of its NDA for ILUVIEN had been acknowledged as received by the FDA as a complete class 2 response to the third CRL, and that a Prescription Drug User Fee Act (PDUFA) goal date of September 26, 2014 had been established. The Company does not plan to conduct any new clinical trials in connection with the FDA's review of this submission.
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
The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013 and related notes included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 7, 2014. The financial results for any interim period are not necessarily indicative of the expected financial results for the full year.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. FACTORS AFFECTING OPERATIONS
To date the Company has incurred recurring losses, negative cash flow from operations, and has accumulated a deficit of $298,104,000 from the Company’s inception through March 31, 2014. As of March 31, 2014, the Company had approximately $41,326,000 in cash and cash equivalents. In April 2014, Alimera Sciences Limited (Limited), a wholly-owned subsidiary of the Company, refinanced its 2013 Term Loan resulting in net proceeds of approximately $4,700,000 (Note 8).
The Company believes that it has sufficient funds available to fund its operations beyond the projected commercialization of ILUVIEN in Germany, the United Kingdom and France in 2014. The Company does not expect the generation of positive cash flow from operations until 2015, at the earliest, if at all. If ILUVIEN is not approved in additional jurisdictions or does not generate sufficient revenue, the Company may adjust its commercial plans so that it can continue to operate with its existing cash resources or seek to raise additional financing.
The accompanying interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's recurring net losses, negative cash flow from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. The interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
5. INVENTORY

Inventory consisted of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Component parts (1)	$268	$266
Work-in-process (2)	594	587
Finished goods	1,217	1,343
Total inventory	2,079	2,196
Inventory reserve	(845)	(410)
Inventory — net	$1,234	$1,786

(1) Component parts inventory consisted of manufactured components of the ILUVIEN applicator.
(2) Work-in-process consisted of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing as required by regulatory authorities.
6. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Accrued clinical investigator expenses	$311	$562
Accrued other compensation expenses	325	106
Other accrued expenses	122	266
Total accrued expenses	$758	$934

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
Upon commercialization of ILUVIEN, the Company must share 20% of net profits and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN, as defined by the agreement, with pSivida. In connection with this arrangement the Company is entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of March 31, 2014 and December 31, 2013, the Company was owed $12,386,000 and $12,219,000, respectively, in commercialization costs. Due to the uncertainty of future net profits, the Company has fully reserved these amounts in the accompanying interim condensed consolidated financial statements. The Company will owe pSivida an additional milestone payment of $25,000,000 if ILUVIEN is approved by the FDA (the pSivida Milestone Payment).
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
2013 Loan Agreement
In May 2013, Limited entered into a loan and security agreement (2013 Loan Agreement) with SVB to provide Limited with additional working capital for general corporate purposes. Under the 2013 Loan Agreement, SVB made a term loan (2013 Term Loan) in the principal amount of $5,000,000 to Limited and agreed to provide up to an additional $15,000,000 to Limited under a working capital line of credit (2013 Line of Credit). No advances were made at closing under the 2013 Line of Credit and no amounts were outstanding as of March 31, 2014 or December 31, 2013. At March 31, 2014, Limited's ability to borrow under the 2013 Line of Credit was limited based on the Company's accounts receivable at that date as described below. In April 2014, the 2013 Term Loan was repaid and the 2013 Line of Credit was terminated in connection with the 2014 Loan Agreement described below.
The 2013 Term Loan provided for interest only payments for six months followed by 36 monthly payments of interest, plus principal. Limited made its first amortization payment on the 2013 Term Loan in December 2013. Interest on outstanding borrowings under the 2013 Term Loan were payable at the rate of 7.50%. Borrowings under the 2013 Line of Credit would have been advanced at 80% of eligible accounts receivable as defined in the 2013 Loan Agreement. Interest was payable on the balance of eligible accounts financed at the rate of 2.75% above SVB's most recently announced “prime rate.” Limited was also

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to pay SVB on a monthly basis an unused line fee equal to 0.25% per annum of the average unused portion of the 2013 Line of Credit during the preceding month. The maturity dates were June 30, 2015 with respect to the 2013 Line of Credit and October 31, 2016 with respect to the 2013 Term Loan.
In connection with entering into the 2013 Loan Agreement, Limited paid SVB a facility fee of $25,000. Additionally, the Company re-priced warrants to purchase an aggregate of up to 31,818 shares of the Company’s common stock previously issued to SVB in connection with an earlier term loan. Upon re-pricing, each of the warrants was exercisable immediately at a per-share exercise price of $2.86 and had a remaining term of 7.4 years. The Company estimated the incremental fair value received by SVB using the Black-Scholes option pricing model to be $46,000. In accordance with ASC 470-50-40-17, the Company expensed the facility fee and incremental value of the warrants associated with the 2013 Term Loan as part of the loss on early extinguishment of the earlier term loan.
In connection with the 2013 Line of Credit, Limited paid a commitment fee of $100,000. In accordance with ASC 470-50-40-17, the Company capitalized the commitment fee and $49,000 of deferred financing costs remaining on an earlier line of credit as deferred financing costs, which were being amortized over the remaining term of the 2013 Line of Credit.
Upon repayment of the 2013 Term Loan in April 2014, Limited paid SVB a prepayment penalty of 3% of the total principal amount then outstanding. In addition, Limited paid SVB a termination fee of $112,500 in connection with the termination of the 2013 Line of Credit in April 2014.
The weighted average interest rates of the Company's notes payable approximate the rate at which the Company could obtain alternative financing; therefore, the carrying amount of the notes approximated their fair value at March 31, 2014 and December 31, 2013.
2014 Loan Agreement
In April 2014, Limited entered into a loan and security agreement (2014 Term Loan) with Hercules Technology Growth Capital, Inc. (Hercules). Under the 2014 Term Loan, Hercules made an advance in the initial principal amount of $10,000,000 to Limited at closing to provide Limited with additional working capital for general corporate purposes and to repay the 2013 Term Loan. Hercules also agreed to provide up to an additional $25,000,000 to Limited upon approval of ILUVIEN by the FDA on or prior to October 31, 2014 to fund the pSivida Milestone Payment. The 2014 Term Loan provides for interest only payments for 18 months. The interest only period may be extended by an additional 18 months if the Company realizes certain revenue thresholds and no event of default has occurred under the 2014 Loan Agreement. Interest on the 2014 Term Loan accrues at a floating per annum rate equal to the greater of (i) 10.90%, or (ii) the sum of (A) 10.90%, plus (B) the prime rate as reported in The Wall Street Journal, or if not reported, the prime rate most recently reported in The Wall Street Journal, minus 3.25%. Following the interest only period the term loan will be due and payable to Hercules in equal monthly payments of principal and interest through May 1, 2018.
Limited paid to Hercules a facility charge of $262,500 and incurred legal and other fees of approximately $87,000 in connection with the 2014 Term Loan. If Limited repays the 2014 Term Loan prior to maturity, it will pay Hercules a prepayment penalty of 1.25% of the total principal amount repaid.
Limited and the Company, on a consolidated basis with its other subsidiaries, also agreed to customary affirmative and negative covenants and events of default in connection with these arrangements. The occurrence of an event of default could result in the acceleration of Limited’s obligations under the Loan Agreement and an increase to the applicable interest rate, and would permit Hercules to exercise remedies with respect to the collateral under the Loan Agreement.
Limited’s obligations to Hercules are secured by a first priority security interest in substantially all of Limited’s assets, excluding intellectual property. Hercules does, however, maintain a negative pledge on Limited’s intellectual property requiring Hercules' consent prior to the sale of such intellectual property. The Company and certain of the Company’s other subsidiaries are guarantors of the obligations of Limited to Hercules under the Loan Agreement pursuant to separate guaranty agreements between Hercules and each of Limited and such subsidiaries (Guaranties). Pursuant to the Guaranties, the Company and these subsidiaries granted Hercules a first priority security interest in substantially all of their respective assets excluding intellectual property.
In connection with Limited entering into the 2014 Loan Agreement, the Company entered into a warrant agreement with Hercules to purchase up to 285,016 shares of the Company’s common stock at an exercise price of $6.14 per share. Sixty percent of the warrants were exercisable at closing and the remaining 40% will become exercisable if the remaining $25,000,000 is advanced to the Company prior to October 31, 2014.

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

	Three Months Ended March 31,
	2014	2013
Series A convertible preferred stock	15,037,594	—
Series A convertible preferred stock warrants	2,471,478	—
Common stock warrants	14,994	3,115
Stock options	4,600,750	1,399,554
Total	22,124,816	1,402,669

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
These warrants are considered derivative instruments because the agreements provide for settlement in Series A Convertible Preferred Stock shares or common stock shares at the option of the holder, an adjustment to the warrant exercise price for common shares at some point in the future, and contain anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. Therefore the warrants were recorded as a liability at issuance. At March 31, 2014 and December 31, 2013, the fair market value of the warrants was estimated to be $29,511,000 and $16,381,000, respectively. The Company recorded a loss of $13,130,000 and $5,594,000 as a result of the change in fair value of the warrants during the three months ended March 31, 2014 and 2013, respectively.
In April 2014, 2,255,639 shares of common stock were issued pursuant to a conversion of 150,000 shares of Series A Preferred Stock held by an investor.
11. COMMON STOCK
In January 2014, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company sold an aggregate of 6,250,000 shares of its common stock at a purchase price of $6.00 per share. Gross proceeds from the offering were $37,500,000 prior to the payment of approximately $2,389,000 of related issuance costs. Proceeds from the private placement are expected to be used for general corporate and working capital purposes.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. STOCK INCENTIVE PLANS
Stock Option Plans
During the three months ended March 31, 2014 and 2013, the Company recorded compensation expense related to stock options of approximately $925,000 and $529,000, respectively. As of March 31, 2014, the total unrecognized compensation cost related to non-vested stock options granted was $5,203,000 and is expected to be recognized over a weighted average period of 2.95 years. The following table presents a summary of stock option transactions for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	7,566,438	$2.74	5,493,079	$2.67
Grants	—	—	387,500	2.12
Forfeitures	—	—	(15,912)	2.20
Exercises	(157,461)	1.82	(14,829)	4.70
Options outstanding at period end	7,408,977	2.76	5,849,838	2.63
Options exercisable at period end	3,584,416	3.14	2,694,620	3.02
Weighted average per share fair value of options granted during the period	$—		$1.66
The following table provides additional information related to outstanding stock options, exercisable stock options, and stock options expected to vest as of March 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	7,408,977	$2.76	7.48 years	$39,208
Exercisable	3,584,416	3.14	5.75 years	18,051
Expected to vest	3,094,845	2.41	9.03 years	17,138

The following table provides additional information related to outstanding stock options, exercisable stock options, and stock options expected to vest as of December 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	7,566,438	$2.74	7.63 years	$17,759
Exercisable	3,304,981	3.09	5.45 years	7,589
Expected to vest	3,469,118	2.48	9.25 years	8,314

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. INCOME TAXES
In accordance with ASC 740, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities at the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company records a valuation allowance against its net deferred tax asset to reduce the net carrying value to an amount that is more likely than not to be realized.
Income tax positions are considered for uncertainty in accordance with ASC 740-10. The Company believes that its income tax filing positions and deductions are more likely than not to be sustained on audit and the Company does not anticipate any adjustments that will result in a material change in its financial position; therefore, no ASC 740-10 liabilities and no related penalties and interest have been recorded. The Company does not anticipate any material changes to its uncertain tax positions within the next 12 months. Tax years since 2003 remain subject to examination in Georgia, Tennessee, and at the federal level. The time period is longer than the standard statutory 3-year period due to net operating losses (NOLs) from 2003 being available for utilization. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which the NOLs are utilized.
Significant management judgment is involved in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Due to uncertainties with respect to the realization of deferred tax assets due to the history of operating losses, a valuation allowance has been established against the entire net deferred tax asset balance. The valuation allowance is based on management’s estimates of taxable income in the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, a change in the valuation allowance may be needed, which could materially impact its financial position and results of operations.
At December 31, 2013, the Company had federal NOL carryforwards of approximately 82,380,000 and state NOL carryforwards of approximately $65,840,000 available to reduce future income. The Company's federal NOL carry-forwards remain fully reserved as of March 31, 2014. If not utilized, the federal NOL carryforwards will expire at various dates between 2028 and 2032 and the state NOL carryforwards will expire at various dates between 2020 and 2032.
The Company's NOL carryforwards may be subject to annual limitations under Internal Revenue Code (IRC) Section 382 (or comparable provisions of state law) in the event that certain changes in ownership of the Company were to occur. The Company periodically evaluates its NOL carryforwards and whether certain changes in ownership, including its IPO, have occurred that would limit its ability to utilize a portion of the Company's NOL carryforwards. If it is determined that significant ownership changes have occurred since the Company generated its NOL carryforwards, the Company may be subject to annual limitations on the use of these NOL carryforwards under IRC Section 382 (or comparable provisions of state law).
The Company's foreign subsidiaries in the Netherlands and the United Kingdom commenced business during 2013 and have incurred NOLs to date. The NOL carryforwards of the foreign entities are fully reserved as of March 31, 2014. The Company has not recorded a deferred tax asset for the excess of tax over book basis in the stock of its foreign subsidiaries. The Company anticipates that its foreign subsidiaries will be profitable and will have earnings in the future. Once the Company's foreign subsidiaries have earnings, the Company intends to indefinitely reinvest in its foreign subsidiaries all undistributed earnings of and original investments in such subsidiaries. As a result, the Company does not expect to record deferred tax liabilities in the future related to excesses of book over tax basis in the stock of its foreign subsidiaries in accordance with ASC 740-30-25.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. FAIR VALUE
The Company applies ASC 820, Fair Value Measurements, in determining the fair value of certain assets and liabilities. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.
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
There have been no changes in the methodologies used at March 31, 2014 and December 31, 2013.
The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents (1)	$33,194	$—	$—	$33,194
Assets measured at fair value	$33,194	$—	$—	$33,194

Liabilities:
Derivative warrant liability (2)	$—	$29,511	$—	$29,511
Liabilities measured at fair value	$—	$29,511	$—	$29,511

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents (1)	$6,944	$—	$—	$6,944
Assets measured at fair value	$6,944	$—	$—	$6,944

Liabilities:
Derivative warrant liability (2)	$—	$16,381	$—	$16,381
Liabilities measured at fair value	$—	$16,381	$—	$16,381

(1)	The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

(2)
The Company uses the Black-Scholes option pricing model and assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. Assumptions used are generally consistent with those disclosed for stock based compensation (see Note 12).

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
Various statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

•	uncertainty as to our ability to commercialize ILUVIEN in the European Union (EU);

•	our limited sales and marketing infrastructure;

•	delay in or failure to obtain regulatory approval of ILUVIEN or any future products or product candidates;

•	our inability to successfully market and sell ILUVIEN following regulatory approval in additional markets;

•	uncertainty as to the pricing and reimbursement guidelines for ILUVIEN or any future products or product candidates, including ILUVIEN in the various EU countries;

•	uncertainty as to the relationship between the benefits of ILUVIEN or any future products or product candidates and the risks of their side-effect profiles;

•	dependence on third-party manufacturers to manufacture ILUVIEN or any future products or product candidates in sufficient quantities and quality;

•	the extent of government regulations;

•	uncertainty of clinical trial results;

•	our ability to operate our business in compliance with the covenants and restrictions that we are subject to under our credit facility; and

•	our ability to raise sufficient additional financing.
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
We encourage you to read the discussion and analysis of our financial condition and our unaudited interim financial statements contained in this report. We also encourage you to read Item 1A of Part II of this quarterly report on Form 10-Q entitled “Risk Factors” and Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of this quarterly report on Form 10-Q, other unknown or unpredictable factors also could affect our results. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Overview
Alimera Sciences, Inc., and its wholly-owned subsidiaries (we, Alimera or the Company), is a biopharmaceutical company that specializes in the research, development and commercialization of prescription ophthalmic pharmaceuticals. We are presently focused on diseases affecting the back of the eye, or retina, because we believe these diseases are not well treated with current therapies and represent a significant market opportunity. We were formed on June 4, 2003 under the laws of the State of Delaware.
Our only commercial product is ILUVIEN®, which has received marketing authorization in the United Kingdom, Austria, Portugal, France, Germany and Spain, and has been recommended for marketing authorization in Italy, for the treatment of vision impairment associated with chronic diabetic macular edema (DME) considered insufficiently responsive to available therapies. DME is a disease of the retina that affects individuals with diabetes and can lead to severe vision loss and blindness. ILUVIEN is the first product approved for chronic DME in the United Kingdom and European Union (EU). As part of the approval process in these countries, we have committed to conduct a five-year, post-authorization, open label registry study of ILUVIEN in 800 patients treated per the labeled indication. ILUVIEN has not been approved by the U.S. Food and Drug Administration (FDA).
We launched ILUVIEN in the United Kingdom and Germany, in April and May of 2013, respectively, and currently plan to launch ILUVIEN in France in late 2014. We were able to launch in Germany without price restriction, but continue to work with the statutory health insurance funds in Germany to streamline reimbursement for ILUVIEN.
In January 2013, the United Kingdom’s National Institute for Health and Care Excellence (NICE) published final guidance for England and Wales indicating that ILUVIEN does not satisfy NICE's definition of cost effectiveness for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies given the cost of £5,500. We submitted a simple patient access scheme (PAS) for ILUVIEN to NICE for consideration under its rapid review facility. In October 2013, the NICE Appraisal Committee issued a positive Final Appraisal Determination recommending ILUVIEN funding for the treatment of pseudophakic eyes (eyes with an artificial lens) in chronic DME patients considered insufficiently responsive to available therapies and the final technology appraisal guidance was published in November 2013. The technology appraisal guidance reverses the published guidance issued by NICE in January 2013, and takes into consideration the PAS. NICE requires clinical commissioning groups, National Health Service (NHS) England and Wales and local public health authorities to comply with the recommendations in the final guidance within three months of its date of publication. We began receiving orders for ILUVIEN from several NHS facilities in January 2014, indicating early implementation of the NICE guidance in certain NHS facilities. Further, in February 2014, the Scottish Medicines Consortium, after completing its assessment and review of a similar simple PAS, announced that is has accepted ILUVIEN for restricted use within the NHS Scotland.
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
In September 2013, we submitted an application to the Medicines and Healthcare Products Regulatory Agency in the United Kingdom, as the Reference Member State, for ten additional European Union country approvals through the Mutual Recognition Procedure.
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
We were notified of a January 2014 meeting of the Advisory Committee shortly after the issuance of the third CRL. In a subsequent communication with the FDA, we believe we clarified that the purpose of the Advisory Committee meeting was to consider the benefits and risks of ILUVIEN based on existing data available from our two completed Phase 3 pivotal clinical trials (collectively, our FAME Study). A meeting with the FDA in preparation for the Advisory Committee resulted in labeling discussions for ILUVIEN, and we and the FDA agreed that the Advisory Committee was no longer necessary.
In March 2014, we resubmitted our NDA for ILUVIEN in response to the third CRL. In the resubmission, we responded to questions raised in the third CRL, addressed deficiencies noted in the methods and controls used for the drug product at the facility where ILUVIEN is manufactured and provided a safety update, which included commercial experience with ILUVIEN in Europe. In April 2014, we were notified by the FDA that the resubmission of our NDA for ILUVIEN had been acknowledged as received by the FDA as a complete class 2 response to the third CRL, and that a Prescription Drug User Fee Act (PDUFA) goal date of September 26, 2014 had been established. We do not plan to conduct any new clinical trials in connection with the FDA's review of this submission.
We commenced operations on June 4, 2003. Since our inception we have incurred significant losses. As of March 31, 2014, we have accumulated a deficit of $298.1 million. We expect to incur substantial losses as we:

•	continue the commercialization of ILUVIEN in the EU;

•	complete the clinical development and registration of ILUVIEN for DME;

•	continue to seek regulatory approval of ILUVIEN in the U.S. and other jurisdictions;

•	evaluate the use of ILUVIEN for the treatment of other diseases; and

•	advance the clinical development of any future products or product candidates either currently in our pipeline, or that we may license or acquire in the future.
As of March 31, 2014, we had approximately $41.3 million in cash and cash equivalents. In April 2014, we refinanced our 2013 Term Loan resulting in net proceeds of $4.7 million.
We launched ILUVIEN in the United Kingdom and Germany, in April and May of 2013, respectively, and currently plan to launch ILUVIEN in France in late 2014. We do not expect to have positive cash flow from operations until 2015, if at all. Due to the limited revenue generated by ILUVIEN to date, we may not be able to maintain compliance with covenants under our loan agreements. In an event of default, our lender may call the 2014 Loan Agreement, and we would most likely need to raise additional financing. If we are unable to obtain additional financing, we will need to adjust our commercial plans so that we can continue to operate with our existing cash resources or there may be substantial doubt about our ability to continue as a going concern.
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
The agreement provides that after commercialization of ILUVIEN, pSivida will be entitled to 20% of the net profits. In connection with this arrangement we are entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of March 31, 2014 and December 31, 2013, pSivida owed us $12.4 million and $12.2 million, respectively, in commercialization costs. Due to the uncertainty of future profits from ILUVIEN, we have fully reserved these amounts in the accompanying unaudited interim condensed consolidated financial statements.
We will owe pSivida an additional milestone payment of $25.0 million if ILUVIEN is approved by the FDA (the pSivida Milestone Payment). If we were to enter into any sub-license of ILUVIEN, we must share 20% of net profits and 33% of any lump sum milestone payments received from a sub-licensee, as defined in the agreement, with pSivida.
Our Loan Agreements
2010 Term Loan
In October 2010, we entered into a loan and security agreement with Silicon Valley Bank (SVB) and MidCap Financial LLP (MidCap and together with SVB, the Lenders), which was subsequently amended in May 2011 (as amended, the 2010 Term Loan Agreement). Pursuant to the 2010 Term Loan Agreement, in October 2010 we borrowed an aggregate of $6.25 million from the Lenders (the 2010 Term Loan). The 2010 Term Loan Agreement also provided for the ability to drawdown an additional $11.0 million subject to FDA approval of the NDA for ILUVIEN by December 31, 2011, which was not obtained.
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
2013 Loan Agreement
In May 2013, Alimera Sciences Limited (Limited), our subsidiary, entered into a loan and security agreement (2013 Loan Agreement) with Silicon Valley Bank (SVB) to provide Limited with additional working capital for general corporate purposes. Under the 2013 Loan Agreement, SVB has made a term loan (2013 Term Loan) in the principal amount of $5.0 million to Limited and has agreed to provide up to an additional $15.0 million to Limited under a working capital line of credit (2013 Line of Credit). No advances were made at closing under the 2013 Line of Credit and no amounts were outstanding as of March 31, 2014 or December 31, 2013, respectively. At March 31, 2014, Limited's ability to borrow under the 2013 Line of Credit was limited based on the Company's accounts receivable at that date as described below. In April 2014, the 2013 Term Loan was repaid and the 2013 Line of Credit was terminated in connection with the 2014 Loan Agreement described below.

The 2013 Term Loan provided for interest only payments for six months followed by 36 monthly payments of interest, plus principal. We made our first amortization payment on the 2013 Term Loan in December 2013. Interest on outstanding borrowings under the 2013 Term Loan were payable at the rate of 7.50%. Borrowings under the 2013 Line of Credit would have been advanced at 80% of eligible accounts receivable as defined in the 2013 Loan Agreement. Interest was payable on the balance of eligible accounts financed at the rate of 2.75% above SVB's most recently announced “prime rate.” Limited was also required to pay SVB on a monthly basis an unused line fee equal to 0.25% per annum of the average unused portion of the 2013 Line of Credit during the preceding month. The maturity dates were June 30, 2015 with respect to the 2013 Line of Credit and October 31, 2016 with respect to the 2013 Term Loan.
In connection with entering into the 2013 Loan Agreement, Limited paid SVB a facility fee of $25,000. Additionally, we re-priced warrants to purchase an aggregate of up to 31,818 shares of our common stock previously issued to SVB in connection with an earlier term loan. Upon re-pricing, each of the warrants was exercisable immediately at a per-share exercise price of $2.86 and had a remaining term of 7.4 years. We estimated the incremental fair value received by SVB using the Black-Scholes option pricing model to be $46,000. In accordance with ASC 470-50-40-17, we expensed the facility fee and incremental value of the warrants associated with the 2013 Term Loan as part of a loss on early extinguishment of the earlier term loan.
In connection with the 2013 Line of Credit, Limited paid commitment fee of $100,000. In accordance with ASC 470-50-40-17, we capitalized the commitment fee and $49,000 of deferred financing costs remaining on an earlier line of credit as deferred financing costs, which were being amortized over the remaining term of the 2013 Line of Credit.
The weighted average interest rates of our notes payable approximate the rate at which we could obtain alternative financing; therefore, the carrying amount of the notes approximated their fair value at December 31, 2012 and September 30, 2013.
2014 Loan Agreement
In April 2014, Limited entered into a loan and security agreement (2014 Loan Agreement) with Hercules Technology Growth Capital, Inc. (Hercules). Under the 2014 Loan Agreement, Hercules made a term loan advance in the initial principal amount of $10.0 million to Limited at closing to provide Limited with additional working capital for general corporate purposes and to repay the 2013 Term Loan. Hercules also agreed to provide up to an additional $25.0 million to Limited upon approval of ILUVIEN by the FDA on or prior to October 31, 2014 to fund the pSivida Milestone Payment. The 2014 Term Loan provides for interest only payments for 18 months. The interest only period may be extended by an additional 18 months if we realize certain revenue thresholds and no event of default has occurred under the 2014 Loan Agreement. Interest on the 2014 Term Loan accrues at a floating per annum rate equal to the greater of (i) 10.90%, or (ii) the sum of (A) 10.90%, plus (B) the prime rate as reported in The Wall Street Journal, or if not reported, the prime rate most recently reported in The Wall Street Journal, minus 3.25%. Following the interest only period the term loan will be due and payable to Hercules in equal monthly payments of principal and interest through May 1, 2018.
Limited paid to Hercules a facility charge of $262,500 and incurred legal and other fees of approximately $87,000 in connection with the 2014 Term Loan. If Limited repays the Term Loan prior to maturity, it will pay Hercules a prepayment penalty of 1.25% of the total principal amount repaid.
We also agreed to customary affirmative and negative covenants and events of default in connection with these arrangements. The occurrence of an event of default could result in the acceleration of Limited’s obligations under the Loan Agreement and an increase to the applicable interest rate, and would permit Hercules to exercise remedies with respect to the collateral under the Loan Agreement.
Limited’s obligations to Hercules are secured by a first priority security interest in substantially all of Limited’s assets, excluding intellectual property. Hercules does, however, maintain a negative pledge on Limited’s intellectual property requiring Hercules' consent prior to the sale of such intellectual property. We and certain of our subsidiaries are guarantors of the obligations of Limited to Hercules under the Loan Agreement pursuant to separate guaranty agreements between Hercules and each of Limited and such subsidiaries (Guaranties). Pursuant to the Guaranties, we and these subsidiaries granted Hercules a first priority security interest in substantially all of their respective assets excluding intellectual property.
In connection with Limited entering into the 2014 Loan Agreement, we entered into a warrant agreement with Hercules to purchase up to 285,016 shares of our common stock at an exercise price of $6.14 per share. Sixty percent of the warrants were exercisable at closing and the remaining 40% will become exercisable if the remaining $25.0 million is advanced to us prior to October 31, 2014.

Financial Operations Overview
Revenue
We began generating revenue from ILUVIEN in the second quarter of 2013, but do not expect positive cash flow from operations until 2015, if at all. In addition to generating revenue from product sales, we intend to seek to generate revenue from other sources such as upfront fees, milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the licensing of ILUVIEN or any future product candidates and other intellectual property. We expect any revenue we generate will fluctuate from quarter to quarter as a result of the nature, timing and amount of any milestone payments we may receive from potential collaborative and strategic relationships, as well as revenue we may receive upon the sale of our products to the extent any are successfully commercialized.
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
We launched ILUVIEN in the United Kingdom and Germany in the second quarter of 2013, and currently plan to launch ILUVIEN in France in late 2014. We expect significant increases in our marketing and selling expenses as we continue the commercialization of ILUVIEN in these countries.
In November 2012, we entered into an agreement with Quintiles Commercial Europe Limited. Under the Agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) will provide certain services to us in relation to the commercialization of ILUVIEN, in certain countries in Europe under subsequent project orders. Such services may include marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, regulatory, medical science liaison and communications and/or other advisory services. As of March 31, 2014, we had entered into eight project orders with Quintiles Commercial for the provision of sales, marketing, management, market access and medical science personnel in Germany, the United Kingdom and France. Under these project orders Quintiles Commercial employed 23 persons fully dedicated to Alimera as of March 31, 2014. Quintiles Commercial also employed three persons partially dedicated to Alimera in Germany, the United Kingdom and France, and five persons partially dedicated to develop market access in the United Kingdom as of March 31, 2014. In accordance with the terms of these project orders, we expect to incur approximately $27.2 million in costs with Quintiles Commercial through 2015. During the three months ended March 31, 2014, we incurred $1.9 million of expense associated with this agreement. At March 31, 2014, $1.4 million is included in prepaid expenses and other current assets in our accompanying interim condensed consolidated financial statements in association with these project orders.
We have a European management team providing strategic oversight and operational management to the personnel provided by Quintiles Commercial.

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
Basic and Diluted Net Loss Applicable to Common Stockholders per Common Share
We calculated net loss per share in accordance with ASC 260, Earning per Share. We had a net loss for all periods presented. Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options, warrants for convertible securities and warrants for common stock equivalents. Potentially dilutive weighted average common stock equivalents totaled approximately 22,124,816 and 1,402,669 for the three months ended March 31, 2014 and 2013, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods of net loss because of their anti-dilutive effect. Therefore, for the three months ended March 31, 2014 and 2013, the weighted average shares used to calculate both basic and diluted loss per share are the same.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our interim condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our interim condensed consolidated financial statements.
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
Total stock-based compensation expense related to all our stock option awards for the three months ended March 31, 2014 and 2013, respectively, was comprised of the following:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Sales and marketing	$146	$100
Research and development	255	94
General and administrative	524	335
Total employee stock option-based compensation expense	$925	$529
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

Results of Operations
The following selected unaudited financial and operating data are derived from our financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our interim condensed consolidated financial statements.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
NET REVENUE	$2,084	$—
COST OF GOODS SOLD	(564)	—
GROSS MARGIN	1,520	—

RESEARCH AND DEVELOPMENT EXPENSES	2,626	2,023
GENERAL AND ADMINISTRATIVE EXPENSES	2,927	2,670
SALES AND MARKETING EXPENSES	3,411	3,563
OPERATING EXPENSES	8,964	8,256

INTEREST EXPENSE, NET AND OTHER	(129)	(134)
UNREALIZED FOREIGN CURRENCY LOSS, NET	(56)	—
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	(13,130)	(5,594)
NET LOSS	$(20,759)	$(13,984)
Three months ended March 31, 2014 compared to the three months ended March 31, 2013
Net Revenue. Net revenue of approximately $2.1 million was recognized for the three months ended March 31, 2014 in connection with the commercial launch of ILUVIEN in Germany and the United Kingdom in the second quarter of 2013. No revenue was recognized during the three months ended March 31, 2013.
Cost of goods sold. Cost of goods sold was approximately $560,000 for the three months ended March 31, 2014. We initiated the commercial launch of ILUVIEN in Germany and the United Kingdom in the second quarter of 2013 and began recognizing cost of goods sold at that time.
Research and development expenses. Research and development expenses increased by approximately $600,000, or 30%, to approximately $2.6 million for the three months ended March 31, 2014 compared to approximately $2.0 million for the three months ended March 31, 2013. The increase was primarily attributable to increases of approximately $440,000 in costs associated with the submission of our response to the third CRL from the FDA in March 2014, $360,000 in personnel costs as we expanded our team after the commercial launch of ILUVIEN and $270,000 in costs associated with new clinical studies being performed in the EU including costs associated with a five-year, post-authorization, open label registry study of ILUVIEN. These costs were offset by decreases of $210,000 in costs related to our domestic ancillary clinical studies including the physician utilization study completed in the fourth quarter of 2013 and $150,000 in costs incurred related to a consultant engaged to assist with the continued pursuit of approval of ILUVIEN in the U.S.
General and administrative expenses. General and administrative expenses increased by approximately $200,000, or 10%, to approximately $2.9 million for the three months ended March 31, 2014 compared to approximately $2.7 million for the three months ended March 31, 2013. The increase was primarily attributable to an increase of approximately $460,000 in personnel costs as we expanded our team after the commercial launch of ILUVIEN, offset by a decrease of $370,000 in professional and legal fees associated with the establishment of our infrastructure and tax planning for our expansion in Europe in the three months ended March 31, 2013, and the registration of common stock underlying our Series A Convertible Preferred Stock issued in October 2012 incurred in the three months ended March 31, 2013.
Sales and Marketing expenses. Sales and marketing expenses decreased by approximately $200,000, or 4%, to approximately $3.4 million for the three months ended March 31, 2014 compared to approximately $3.6 million for the three months ended March 31, 2013. The decrease was primarily attributable to non-recurring marketing and market access costs of approximately $530,000 in preparation for the commercial launch of ILUVIEN in the EU in the second quarter of 2013, offset by increases of $360,000 in costs associated with contracting with Quintiles Commercial for marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, and communications and/or other advisory services services in the EU.
Interest expense, net and other. Interest expense, net and other decreased by $5,000, or 4%, to $129,000 for the three months ended March 31, 2014 compared to $134,000 for the three months ended March 31, 2013. Interest expense for the three months ended March 31, 2014 was incurred in connection with our 2013 Term Loan. Interest expense for the three months ended March 31, 2013 was incurred in connection with our 2010 Term Loan. The decrease was primarily attributable to the lower interest rate on the 2013 Term Loan in comparison to the 2010 Term Loan.
Unrealized foreign currency loss, net. We recorded a non-cash unrealized foreign currency loss of $56,000 for the three months ended March 31, 2014. The unrealized foreign currency loss was primarily attributable to the change in value of the Euro and the British pound sterling during the three months ended March 31, 2014.
Change in fair value of derivative warrant liability. An increase in the fair value of our derivative warrant liability resulted in non-cash expense of approximately $13.1 million and $5.6 million for the three months ended March 31, 2014 and 2013, respectively. The increased value of the derivative warrant liability for both periods was primarily due to increases in the fair market value of our underlying common stock during the respective periods.
Liquidity and Capital Resources
To date we have incurred recurring losses, negative cash flow from operations, and have accumulated a deficit of $298.1 million from our inception through March 31, 2014.
As of March 31, 2014, we had approximately $41.3 million in cash and cash equivalents. In April 2014, we refinanced our 2013 Term Loan resulting in net proceeds of $4.7 million.
We launched ILUVIEN in the United Kingdom and Germany, in April and May of 2013, respectively, and currently plan to launch ILUVIEN in France in late 2014. We do not expect to have positive cash flow from operations until 2015, if at all. Due to the limited revenue generated by ILUVIEN to date, we may not be able to maintain compliance with covenants under our loan agreements. In an event of default, our lender may call the 2014 Term Loan, and we will likely need to raise additional financing. We may seek to fund our operations through the sale of equity securities, strategic collaboration agreements and debt financing. We cannot be sure that additional financing from any of these sources will be available or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders especially in light of the current difficult financial environment. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result and the terms of any new equity securities may have a preference over our preferred or common stock. If we attempt to raise additional funds through strategic collaboration agreements and debt financing, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements, or the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to commercialize ILUVIEN or any future products or product candidates or operate our business. If we are unable to obtain additional financing, we will need to adjust our commercial plans so that we can continue to operate with our existing cash resources or there may be substantial doubt about our ability to continue as a going concern.
For the three months ended March 31, 2014, cash used in our operations of $6.2 million was primarily due to our net loss of $20.8 million, offset by non-cash expense of $13.1 million for the change in our derivative warrant liability and by $930,000 of non-cash stock-based compensation expense. Further decreasing cash from operations was an increase in accounts receivable of $780,000 and a decrease in accounts payable and accrued expenses and other current liabilities of $480,000, offset by a decrease of $1.1 million in prepaid expenses and other current assets. Accounts payable and accrued expenses and other current liabilities decreased primarily due to decreases of $420,000 in amounts payable to Quintiles Commercial and $250,000 in amounts paid to the investigators of our domestic ancillary studies, offset by an increase of $310,000 in amounts due to our third party manufacturing sites incurred in connection with the response to the FDA submitted in March 2014. Prepaid expenses and other current assets decreased primarily due to an decrease of $1.1 million of amounts owed to us from Quintiles Commercial that were applied in lieu of payments for billings in the three months ended March 31, 2014.
For the three months ended March 31, 2013, cash used in our operations of $9.8 million was primarily due to our net loss of $14.0 million offset by a non-cash expense of $5.6 million for a change in derivative warrant liability and by non-cash stock-based compensation expense of $530,000. Further increasing our cash used in operations was a net decrease in accounts payable, accrued expenses and other current liabilities of $1.1 million and an increase in prepaid expenses and other current assets of $610,000. Accounts payable, accrued expenses and other current liabilities decreased primarily due to decreases of $1.4 million paid to Quintiles Commercial for marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, regulatory, medical science liaison and communications and/or other advisory services in the EU and $250,000 paid to our third party reading center for additional analysis of photographs of the retina of patients of our FAME Study to be included in the response to the second CRL from the FDA. Prepaid expenses and other current assets increased primarily due to $450,000 receivable from Quintiles Commercial for excess billings during the three months ended March 31, 2013 and $140,000 in prepaid marketing expense for meetings and conventions.
For the three months ended March 31, 2014, net cash used in our investing activities was $12,000, which was due to the purchase of property and equipment.
For the three months ended March 31, 2013, net cash used in our investing activities was $28,000, which was due to the purchases of property and equipment.
For the three months ended March 31, 2014, net cash provided by our financing activities was approximately $35.0 million. In January 2014, we entered into a securities purchase agreement with investors pursuant to which we sold an aggregate of 6,250,000 shares of our common stock at a purchase price of $6.00 per share. Gross proceeds from the offering were $37.5 million prior to the payment of approximately $2.4 million of related issuance costs. Further increasing cash from our financing activities was $290,000 from proceeds from exercises of stock options, offset by $420,000 of principal payments on our 2013 Term Loan.
For the three months ended March 31, 2013, net cash used in our financing activities was $460,000, which was primarily due to principal payments on our notes payable to SVB and MidCap.
Contractual Obligations and Commitments
In connection with our efforts to obtain the approval of ILUVIEN from the FDA, in February 2012, we engaged a consultant for services related to the continued pursuit of approval of ILUVIEN in the U.S. We recorded charges pertaining to consulting fees related to our agreement with this consultant of $300,000 and $450,000 during the three month periods ended March 31, 2014 and 2013, respectively. We expect to record an additional $150,000 in charges in connection with this agreement through September 30, 2014. In addition, we have agreed to pay the consultant $2.0 million, if, and only if, the FDA approves our NDA for ILUVIEN.
In November 2012, we entered into an agreement with Quintiles Commercial Europe Limited. Under the agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) will provide certain services to us in connection with the commercialization of ILUVIEN in certain countries in Europe under subsequent project orders. Such services may include marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, regulatory, medical science liaison and communications and/or other advisory services. Currently, we have entered into seven project orders with Quintiles Commercial for the provision of services in Germany, the United Kingdom and France. Under the existing project orders, we will incur approximately $27.2 million in costs with Quintiles Commercial through 2015. During the three months ended March 31, 2014, we recorded charges of $1.9 million in connection with this agreement. At March 31, 2014, $1.4 million is included in prepaid expenses and other current assets.
There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 7, 2013.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
We are not a party to any material pending legal proceedings, and management is not aware of any contemplated proceedings by any governmental authority against us.
ITEM 1A. Risk Factors
In our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 7, 2014, we identify under Item 1A of Part I important factors which could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. There have been no material changes in our risk factors subsequent to the filing of our Form 10-K for the fiscal year ended December 31, 2013. However, the risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2014, we issued the following securities which were not registered under the Securities Act of 1933, as amended, and have not been included previously in a Current Report on Form 8-K. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are “accredited investors” for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act of 1933, as amended (the Securities Act):
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
Each purchaser represented that it was an accredited investor with access to information about us sufficient to evaluate the investment and that the common stock was being acquired without a view to distribution or resale in violation of the Securities Act. A Form D filing was made in accordance with the requirements of Regulation D. The recipients of securities in the Private Placement represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates issued in such transaction. In connection with the Private Placement, we agreed to file one or more registration statements registering for resale the shares of common stock sold in the Private Placement. On April 17, 2014, our registration statement on Form S-3 (Registration No. 333-194382) was declared effective by the SEC in order to allow the purchase of shares in the Private Placement to resell their shares as selling stockholders.
Net Exercise of Warrant
During the three months ended March 31, 2014, we issued Silicon Valley Bank 18,092 shares of our Common Stock in a cashless exercise transaction of outstanding warrants to purchase 31,808 shares of Common Stock. We received no proceeds from the cashless exercise of such warrants.
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

ALIMERA SCIENCES, INC.

May 8, 2014	By:	/s/ C. Daniel Myers
C. Daniel Myers
Chief Executive Officer and President
(Principal Executive Officer)

May 8, 2014	By:	/s/ Richard S. Eiswirth, Jr.
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