Form 10-Q
period 2014-06-30
ALIMERA SCIENCES INC
filed 2014-08-11
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2014 there were 40,424,241 shares of the registrant's Common Stock issued and outstanding.

ALIMERA SCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Interim Condensed Consolidated Financial Statements (unaudited)

ALIMERA SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$41,986	$12,628
Accounts receivable, net	1,020	500
Prepaid expenses and other current assets	2,560	3,474
Inventory, net (Note 5)	1,372	1,786
Deferred financing costs	597	250
Total current assets	47,535	18,638
PROPERTY AND EQUIPMENT — at cost less accumulated depreciation	1,123	982
TOTAL ASSETS	$48,658	$19,620
CURRENT LIABILITIES:
Accounts payable	$1,851	$1,735
Accrued expenses (Note 6)	1,118	934
Outsourced services payable	1,236	603
Note payable (Note 8)	—	1,667
Capital lease obligations	10	10
Total current liabilities	4,215	4,949
NON-CURRENT LIABILITIES:
Derivative warrant liability	21,457	16,381
Note payable, net of discount — less current portion (Note 8)	9,313	3,194
Other non-current liabilities	14	21
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value — 10,000,000 shares authorized at June 30, 2014 and December 31, 2013:
Series A convertible preferred stock, 1,300,000 authorized and 850,000 issued and outstanding at June 30, 2014 and 1,000,000 issued and outstanding at December 31, 2013; liquidation preference of $34,000 at June 30, 2014 and $40,000 at December 31, 2013	27,238	32,045
Common stock, $.01 par value — 100,000,000 shares authorized, 40,340,712 shares issued and outstanding at June 30, 2014 and 31,610,991 shares issued and outstanding at December 31, 2013	403	316
Additional paid-in capital	282,384	240,135
Common stock warrants	968	412
Accumulated deficit	(296,989)	(277,345)
Accumulated other comprehensive loss	(345)	(488)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	13,659	(4,925)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$48,658	$19,620
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
NET REVENUE	$2,190	$179	$4,274	$179
COST OF GOODS SOLD	(376)	(11)	(940)	(11)
GROSS MARGIN	1,814	168	3,334	168

RESEARCH AND DEVELOPMENT EXPENSES	1,809	2,180	4,435	4,203
GENERAL AND ADMINISTRATIVE EXPENSES	2,827	2,429	5,754	5,099
SALES AND MARKETING EXPENSES	3,136	4,898	6,547	8,461
OPERATING EXPENSES	7,772	9,507	16,736	17,763

INTEREST EXPENSE, NET AND OTHER	(325)	(129)	(454)	(263)
UNREALIZED FOREIGN CURRENCY LOSS, NET	(146)	—	(202)	—
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	8,054	(6,742)	(5,076)	(12,336)
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(440)	(153)	(440)	(153)
NET INCOME (LOSS) BEFORE TAXES	1,185	(16,363)	(19,574)	(30,347)
PROVISION FOR TAXES	(69)	—	(69)	—
NET INCOME (LOSS)	$1,116	$(16,363)	$(19,643)	$(30,347)
ACCRETION OF PREFERRED STOCK BENEFICIAL CONVERSION FEATURE	—	(4,950)	—	(4,950)
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$1,116	$(21,313)	$(19,643)	$(35,297)
NET INCOME (LOSS) PER SHARE APPLICABLE TO COMMON STOCKHOLDERS — Basic	$0.03	$(0.67)	$(0.52)	$(1.12)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic	40,275,638	31,574,858	38,076,968	31,560,294
NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS — Diluted	$(0.16)	$(0.67)	$(0.52)	$(1.12)
WEIGHTED AVERAGE SHARES OUTSTANDING — Diluted	42,548,254	31,574,858	38,076,968	31,560,294
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
NET INCOME (LOSS)	$1,116	$(16,363)	$(19,643)	$(30,347)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	139	37	143	45
TOTAL OTHER COMPREHENSIVE LOSS	139	37	143	45
COMPREHENSIVE INCOME (LOSS)	$1,255	$(16,326)	$(19,500)	$(30,302)

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Six Months Ended June 30,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,643)	$(30,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from early extinguishment of debt	440	153
Depreciation and amortization	69	59
Unrealized foreign currency transaction loss	202	—
Amortization of deferred financing costs and debt discount	94	82
Stock-based compensation expense	1,849	990
Change in fair value of derivative warrant liability	5,076	12,336
Changes in assets and liabilities:
Accounts receivable	(526)	(129)
Prepaid expenses and other current assets	894	(1,177)
Inventory	400	(1,094)
Accounts payable	122	1,132
Accrued expenses and other current liabilities	827	(902)
Other long-term liabilities	(2)	(201)
Net cash used in operating activities	(10,198)	(19,098)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(210)	(381)
Net cash used in investing activities	(210)	(381)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	334	59
Proceeds from sale of common stock	37,543	33
Payment of issuance cost of common stock	(2,389)	—
Payment of principal on notes payable	(4,861)	(3,067)
Payment of debt extinguishment costs	(246)	—
Proceeds from issuance of notes payable	10,000	5,000
Payment of debt costs	(645)	(223)
Payment of capital lease obligations	(5)	(7)
Net cash provided by financing activities	39,731	1,795
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	35	45
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,358	(17,639)
CASH AND CASH EQUIVALENTS — Beginning of period	12,628	49,564
CASH AND CASH EQUIVALENTS — End of period	$41,986	$31,925
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$224	$183
Supplemental schedule of non-cash investing and financing activities:
Property and equipment under capital leases	$—	$33
There were no income tax or dividend payments made for the six months ended June 30, 2014 and 2013.

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
The Company is presently focused on diseases affecting the back of the eye, or retina, because the Company’s management believes these diseases are not well treated with current therapies and represent a significant market opportunity. The Company’s only commercial product is ILUVIEN®, which has received marketing authorization in the United Kingdom, Austria, Portugal, France, Germany, Spain, Italy, Norway and Denmark, and has been recommended for marketing authorization in eight additional European Union (EU) countries, for the treatment of vision impairment associated with chronic diabetic macular edema (DME) considered insufficiently responsive to available therapies. DME is a disease of the retina that affects individuals with diabetes and can lead to severe vision loss and blindness. ILUVIEN is the first product approved for chronic DME in the EU. As part of the approval process in these countries, the Company has committed to conduct a five-year, post-authorization, open label registry study of ILUVIEN in 800 patients treated per the labeled indication. ILUVIEN has not been approved by the U.S. Food and Drug Administration (FDA), but a New Drug Application (NDA) is currently under review with the FDA.
The Company launched ILUVIEN in the United Kingdom and Germany in April and May of 2013, respectively, and currently plans to launch ILUVIEN in France and Portugal in late 2014. The Company was able to launch in Germany without price restrictions, but continues to work with the statutory health insurance funds in Germany to streamline reimbursement for ILUVIEN.
In October 2013, the United Kingdom’s National Institute for Health and Care Excellence (NICE) issued a positive Final Appraisal Determination recommending ILUVIEN funding, taking into consideration a simple patient access scheme (PAS) for the treatment of pseudophakic eyes (eyes with an artificial lens) in chronic DME patients considered insufficiently responsive to available therapies. The final technology appraisal guidance was published in November 2013. NICE requires clinical commissioning groups, National Health Service (NHS) England and Wales, and local public health authorities to comply with the recommendations in the final guidance within three months of its date of publication. The Company began receiving orders for ILUVIEN from several NHS facilities in January 2014, indicating early implementation of the NICE guidance in certain NHS facilities. Further, in February 2014, the Scottish Medicines Consortium, after completing its assessment and review of a similar simple PAS, announced that is has accepted ILUVIEN for restricted use within the NHS Scotland.
In July 2013, the Transparency Commission (Commission de la Transparence or CT) of the French National Health Authority (Haute Autorite de Sante) issued a favorable opinion for the reimbursement and hospital listing of ILUVIEN for the treatment of chronic DME considered insufficiently responsive to available therapies. In the opinion, ILUVIEN was deemed as providing a "moderate medical benefit" as defined by the Service Medical Rendu. The Company has not yet agreed on a price with the French authorities. When the Company and the French authorities agree on a price for ILUVIEN, patients will be reimbursed for 100% of the cost of ILUVIEN under the Affection de Longue Duree, a specific program for severe chronic diseases such as diabetes. When comparing the clinical benefit of ILUVIEN to existing therapies , the CT rated the product at "level IV" (Amelioration du Service Medical Rendu or ASMR) which will be used in considering the price and any reimbursement conditions for ILUVIEN in France.
In September 2013, the Company submitted an application to the Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom, as the Reference Member State, for ten additional EU country approvals through the Mutual Recognition Procedure (MRP). In June 2014, the Company received a positive outcome from the Repeat-Use Procedure for ILUVIEN for the treatment of chronic DME in Ireland, the Netherlands, Belgium, Luxembourg, Sweden, Denmark, Finland, Norway, Poland and the Czech Republic. The regulatory process in these countries has entered the national phase in which each country grants marketing authorization. In July 2014, the Company received the first marketing authorizations resulting from the MRP in Norway and Denmark.
The Company submitted a NDA in June 2010 for ILUVIEN in the U.S. with the FDA. The Company resubmitted its NDA with revisions in May 2011 and April 2013 to address matters raised in the FDA's Complete Response Letters (CRLs) relating to the NDA. In October 2013, the Company received a third CRL from the FDA stating that the NDA could not be approved in its current form. In the third CRL, the FDA identified clinical and statistical deficiencies and indicated that the benefits of ILUVIEN did not outweigh its risks. Further, the FDA also indicated that results from a new clinical trial would need to be submitted, together with at least 12 months of follow-up data for all enrolled patients, to support certain indications previously discussed with the FDA. The FDA suggested that a meeting with the Dermatologic and Ophthalmic Drugs Advisory

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Committee may be of assistance in addressing the deficiencies identified above and providing advice whether a patient population can be identified in which the benefits of the drug product might outweigh the risks. In the third CRL, the FDA also referenced deficiencies in the methods and controls used for the drug product at the facility where ILUVIEN is manufactured.
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
In the third CRL, the FDA also referenced deficiencies in the methods and controls used for the drug product at the third party facility where ILUVIEN is manufactured. In July 2014, the third party facility received a notification from the Los Angeles District of the Department of Health and Human Services (LA District) after their pre-approval and good manufacturing practice inspection of the facility in connection with the Company's NDA. In that notification, the LA District recommended approval of the NDA by the FDA. This is only a recommendation which the FDA is not obligated to follow. Only the FDA can issue an official approval of the NDA.
In July 2014, the Company reached agreement with INFARMED, the marketing authorization body of the Portuguese Ministry of Health, for the pricing and reimbursement of ILUVIEN for the public sector in Portugal. The Company currently plans to make ILUVIEN commercially available in Portugal in late 2014.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013.
Recent Accounting Pronouncements
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016 for public entities, with no early adoption permitted. The Company is still evaluating the potential impact of adopting this guidance on the financial statements.
In June 2014, the FASB issued ASU 2014-12, “Compensation Stock - Compensation (Topic 718).” ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company is still evaluating the potential impact of adopting this guidance on the financial statements.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. FACTORS AFFECTING OPERATIONS
To date the Company has incurred negative cash flow from operations, and has accumulated a deficit of $296,989,000 from the Company’s inception through June 30, 2014. As of June 30, 2014, the Company had approximately $41,986,000 in cash and cash equivalents.
The Company believes that it has sufficient funds available to fund its operations beyond the projected commercialization of ILUVIEN in Germany, the United Kingdom, Portugal and France. The Company does not expect the generation of positive cash flow from operations until late 2015, at the earliest, if at all. If ILUVIEN is not approved in additional jurisdictions or does not generate sufficient revenue, the Company may adjust its commercial plans so that it can continue to operate with its existing cash resources or seek to raise additional financing.
The accompanying interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's negative cash flow from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. The interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
5. INVENTORY

Inventory consisted of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Component parts (1)	$152	$266
Work-in-process (2)	607	587
Finished goods	1,267	1,343
Total inventory	2,026	2,196
Inventory reserve	(654)	(410)
Inventory — net	$1,372	$1,786

(1) Component parts inventory consisted of manufactured components of the ILUVIEN applicator.
(2) Work-in-process consisted of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing as required by regulatory authorities.
6. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Accrued clinical investigator expenses	$327	$562
Accrued other compensation expenses	725	106
Other accrued expenses	66	266
Total accrued expenses	$1,118	$934

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
The Company must share 20% of the net profits of ILUVIEN and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN, as defined by the agreement, with pSivida. In connection with this arrangement the Company is entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of June 30, 2014 and December 31, 2013, the Company was owed $12,971,000 and $12,219,000, respectively, in commercialization costs. Due to the uncertainty of future net profits, the Company has fully reserved these amounts in the accompanying interim condensed consolidated financial statements. The Company will owe pSivida an additional milestone payment of $25,000,000 if ILUVIEN is approved by the FDA (the pSivida Milestone Payment).
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. LOAN AGREEMENTS
2013 Loan Agreement
In May 2013, Alimera Sciences Limited (Limited) entered into a loan and security agreement (2013 Loan Agreement) with Silicon Valley Bank (SVB) to provide Limited with additional working capital for general corporate purposes. Under the 2013 Loan Agreement, SVB made a term loan (2013 Term Loan) in the principal amount of $5,000,000 to Limited and agreed to provide up to an additional $15,000,000 to Limited under a working capital line of credit (2013 Line of Credit). In connection with the 2013 Loan Agreement, a previous term loan was repaid in full and terminated. In accordance with ASC 470-50-40-17, the Company recognized a loss on early extinguishment of debt of $153,000 during the three and six months ended June 30, 2013, associated with the remaining unamortized deferred financing costs, unamortized discount associated with the warrants issued to the lenders, a final interest payment, a prepayment penalty and a lender fee and warrants associated with the 2013 Loan Agreement. No advances were made at closing under the 2013 Line of Credit and no amounts were outstanding as of December 31, 2013. In April 2014, the 2013 Term Loan was repaid and the 2013 Line of Credit was terminated in connection with the 2014 Loan Agreement described below.
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
In connection with entering into the 2013 Loan Agreement, Limited paid SVB a facility fee of $25,000. Additionally, the Company re-priced warrants to purchase an aggregate of up to 31,818 shares of the Company’s common stock previously issued to SVB in connection with an earlier term loan. Upon re-pricing, each of the warrants was exercisable immediately at a per-share exercise price of $2.86 and had a remaining term of 7.4 years. The Company estimated the incremental fair value received by SVB using the Black-Scholes option pricing model to be $46,000. In accordance with ASC 470-50-40-17, the Company expensed the facility fee and incremental value of the warrants associated with the 2013 Term Loan as part of the loss on early extinguishment of the earlier term loan. During the three and six months ended June 30, 2013 the Company incurred interest expense of $11,000 and $44,000, respectively, in connection with the earlier term loan.
In connection with the 2013 Line of Credit, Limited paid a commitment fee of $100,000. In accordance with ASC 470-50-40-17, the Company capitalized the commitment fee and $49,000 of deferred financing costs remaining on an earlier line of credit as deferred financing costs, which were being amortized over the remaining term of the 2013 Line of Credit.
Upon repayment of the 2013 Term Loan in April 2014, Limited paid SVB an outstanding loan balance prepayment penalty of $133,000, and an early termination fee of $113,000 in connection with the termination of the 2013 Line of Credit in April 2014.
2014 Loan Agreement
In April 2014, Limited entered into a loan and security agreement (2014 Term Loan) with Hercules Technology Growth Capital, Inc. (Hercules). Under the 2014 Term Loan, Hercules made an advance in the initial principal amount of $10,000,000 to Limited at closing to provide Limited with additional working capital for general corporate purposes and to repay the 2013 Term Loan. Hercules also agreed to provide up to an additional $25,000,000 to Limited upon approval of ILUVIEN by the FDA on or prior to October 31, 2014 to fund the pSivida Milestone Payment. The 2014 Term Loan provides for interest only payments for 18 months. The interest only period may be extended by an additional 18 months if the Company realizes certain revenue thresholds and no event of default has occurred under the 2014 Loan Agreement. Interest on the 2014 Term Loan accrues at a floating per annum rate equal to the greater of (i) 10.90%, or (ii) the sum of (A) 7.65%, plus (B) the prime rate. Following the interest only period the term loan will be due and payable to Hercules in equal monthly payments of principal and interest through May 1, 2018.
Limited paid to Hercules a facility charge of $262,500 and incurred legal and other fees of approximately $383,000 in connection with the 2014 Term Loan. If Limited repays the 2014 Term Loan prior to maturity, it will pay Hercules a prepayment penalty of 1.25% of the total principal amount repaid.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The weighted average interest rates of the Company's notes payable approximate the rate at which the Company could obtain alternative financing; therefore, the carrying amount of the notes approximated their fair value at June 30, 2014 and December 31, 2013.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. EARNINGS (LOSS) PER SHARE (EPS)
Basic EPS is calculated in accordance with ASC 260, Earnings per Share, by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated in accordance with ASC 260 by adjusting weighted average common shares outstanding for the dilutive effect of common stock options, warrants and convertible preferred stock. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be anti-dilutive. Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Series A convertible preferred stock	12,781,954	15,037,593	12,781,954	15,037,593
Series A convertible preferred stock warrants	—	4,511,279	4,511,279	4,511,279
Common stock warrants	248,964	152,567	248,964	152,567
Stock options	7,599,768	5,895,838	7,599,768	5,895,838
Total	20,630,686	25,597,277	25,141,965	25,597,277
The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Numerator for basic EPS - net income (loss) applicable to common stockholders	$1,116,000	$(21,313,000)	$(19,643,000)	$(35,297,000)
Effect of dilutive securities:
Change in fair value of derivative warrant liability (Note 10)	(8,054,000)	—	—	—
Numerator for diluted EPS - net loss applicable to common stockholders after assumed conversions	$(6,938,000)	$(21,313,000)	$(19,643,000)	$(35,297,000)

Denominator:
Denominator for basic EPS - weighted average shares outstanding	40,275,638	31,574,858	38,076,968	31,560,294
Effect of dilutive securities:
Preferred stock warrants (Note 10)	2,272,616	—	—	—
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions outstanding	42,548,254	31,574,858	38,076,968	31,560,294

Basic EPS	0.03	(0.67)	(0.52)	(1.12)
Diluted EPS	(0.16)	(0.67)	(0.52)	(1.12)

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
These warrants are considered derivative instruments because the agreements provide for settlement in Series A Convertible Preferred Stock shares or common stock shares at the option of the holder, an adjustment to the warrant exercise price for common shares at some point in the future, and contain anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. Therefore the warrants were recorded as a liability at issuance. At June 30, 2014 and December 31, 2013, the fair market value of the warrants was estimated to be $21,457,000 and $16,381,000, respectively. During the three months ended June 30, 2014 and 2013, the Company recorded a gain of $8,054,000 and a loss of $6,742,000, respectively, as a result of the change in fair value of the warrants. During the six months ended June 30, 2014 and 2013, the Company recorded losses of $5,076,000 and $12,336,000, respectively, as a result of the change in fair value of the warrants.
In April 2014, 2,255,639 shares of common stock were issued pursuant to a conversion of 150,000 shares of Series A Preferred Stock held by an investor.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
During the three and six months ended June 30, 2014 and 2013, 23,487 and 15,174 shares of the Company’s common stock were acquired through its employee stock purchase plan resulting in proceeds of $43,000 and $33,000, respectively.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. STOCK INCENTIVE PLANS
Stock Option Plans
During the three months ended June 30, 2014 and 2013, the Company recorded compensation expense related to stock options of approximately $904,000 and $448,000, respectively. During the six months ended June 30, 2014 and 2013, the Company recorded compensation expense related to stock options of approximately $1,829,000 and $976,000, respectively. As of June 30, 2014, the total unrecognized compensation cost related to non-vested stock options granted was $5,668,000 and is expected to be recognized over a weighted average period of 2.63 years. The following table presents a summary of stock option activity for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	7,408,977	$2.76	5,849,838	$2.63	7,566,438	$2.74	5,493,079	$2.67
Grants	315,000	5.66	172,500	5.26	315,000	5.66	560,000	3.09
Forfeitures	(99,167)	2.54	(106,500)	1.66	(99,167)	2.54	(122,412)	2.06
Exercises	(25,042)	1.88	(20,000)	1.33	(182,503)	1.83	(34,829)	1.70
Options outstanding at period end	7,599,768	2.88	5,895,838	2.73	7,599,768	2.88	5,895,838	2.73
Options exercisable at period end	3,903,668	3.15	2,836,201	3.05	3,903,668	3.15	2,836,201	3.05
Weighted average per share fair value of options granted during the period	$4.50		$4.01		$4.50		$2.38
The following table provides additional information related to outstanding stock options, exercisable stock options, and stock options expected to vest as of June 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	7,599,768	$2.88	7.35 years	$25,657
Exercisable	3,903,668	3.15	5.79 years	12,963
Expected to vest	2,966,181	2.63	8.93 years	10,108

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

Employee Stock Purchase Plan
During the three months ended June 30, 2014 and 2013, the Company recorded compensation expense related to its employee stock purchase plan of approximately $12,000 and $7,000, respectively. During the six months ended June 30, 2014 and 2013, the Company recorded compensation expense related to its employee stock purchase plan of approximately $20,000 and $13,000, respectively.

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

At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, the Company’s best estimate of operating results and foreign currency exchange rates. The Company’s quarterly income tax rate may differ from its estimated annual effective tax rate because accounting standards require the Company to exclude the actual results of certain entities expected to generate a pretax loss when applying the estimated annual effective tax rate to the Company’s consolidated pretax results in interim periods. In estimating the annual effective tax rate, the Company does not include the estimated impact of unusual and/or infrequent items, including the reversal of valuation allowances, which may cause significant variations in the customary relationship between income tax expense (benefit) and pretax income (loss) in quarterly periods. The income tax expense (benefit) for such unusual and/or infrequent items is recorded in the quarterly period such items are incurred.

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items. The Company’s effective tax rate for the three months ended June 30, 2014 properly excluded tax benefits associated with year-to-date pre-tax losses generated in the U.S. and the Netherlands. Income tax positions are considered for uncertainty in accordance with ASC 740-10. The Company believes that its income tax filing positions and deductions are more likely than not to be sustained on audit and the Company does not anticipate any adjustments that will result in a material change in its financial position; therefore, no ASC 740-10 liabilities and no related penalties and interest have been recorded. The Company does not anticipate any material changes to its uncertain tax positions within the next 12 months. Tax years since 2003 remain subject to examination in Georgia, Tennessee, and at the federal level. The time period is longer than the standard statutory 3-year period due to net operating losses (NOLs) from 2003 being available for utilization. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which the NOLs are utilized.
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
At December 31, 2013, the Company had federal NOL carryforwards of approximately $82,380,000 and state NOL carryforwards of approximately $65,840,000 available to reduce future income. The Company's federal NOL carry-forwards remain fully reserved as of June 30, 2014. If not utilized, the federal NOL carryforwards will expire at various dates between 2028 and 2032 and the state NOL carryforwards will expire at various dates between 2020 and 2032.
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

The Company's foreign subsidiaries commenced business during 2013. One of these subsidiaries has incurred losses to date, and the NOL carryforwards of this foreign entity are fully reserved as of June 30, 2014. The Company has not recorded a deferred tax asset for the excess of tax over book basis in the stock of its foreign subsidiaries. The Company intends to indefinitely reinvest in its foreign subsidiaries all undistributed earnings of and original investments in such subsidiaries. As a result, the Company does not expect to record deferred tax liabilities in the future related to excesses of book over tax basis in the stock of its foreign subsidiaries in accordance with ASC 740-30-25.

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
There have been no changes in the methodologies used at June 30, 2014 and December 31, 2013.
The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents (1)	$29,194	$—	$—	$29,194
Assets measured at fair value	$29,194	$—	$—	$29,194

Liabilities:
Derivative warrant liability (2)	$—	$21,457	$—	$21,457
Liabilities measured at fair value	$—	$21,457	$—	$21,457

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents (1)	$6,944	$—	$—	$6,944
Assets measured at fair value	$6,944	$—	$—	$6,944

Liabilities:
Derivative warrant liability (2)	$—	$16,381	$—	$16,381
Liabilities measured at fair value	$—	$16,381	$—	$16,381

(1)	The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

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
Various statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

•	uncertainty as to our ability to successfully commercialize ILUVIEN in the European Union (EU);

•	our limited sales and marketing infrastructure;

•	delay in or failure to obtain regulatory approval of ILUVIEN in additional countries or any future products or product candidates;

•	our inability to successfully market and sell ILUVIEN following regulatory approval in additional markets;

•	uncertainty as to the pricing and reimbursement guidelines for ILUVIEN or any future products or product candidates, including ILUVIEN in the various EU countries;

•	uncertainty as to the relationship between the benefits of ILUVIEN or any future products or product candidates and the risks of their side-effect profiles;

•	dependence on third-party manufacturers to manufacture ILUVIEN or any future products or product candidates in sufficient quantities and quality;

•	the extent of government regulations;

•	uncertainty of clinical trial results;

•	our ability to operate our business in compliance with the covenants and restrictions that we are subject to under our credit facility; and

•	our ability to raise sufficient additional financing.
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
Our only commercial product is ILUVIEN®, which has received marketing authorization in the United Kingdom, Austria, Portugal, France, Germany, Spain, Italy, Norway and Denmark, and has been recommended for marketing authorization in eight additional European Union (EU) countries, for the treatment of vision impairment associated with chronic diabetic macular edema (DME) considered insufficiently responsive to available therapies. DME is a disease of the retina that affects individuals with diabetes and can lead to severe vision loss and blindness. ILUVIEN is the first product approved for chronic DME in the EU. As part of the approval process in these countries, we have committed to conduct a five-year, post-authorization, open label registry study of ILUVIEN in 800 patients treated per the labeled indication. ILUVIEN has not been approved by the U.S. Food and Drug Administration (FDA), but a New Drug Application (NDA) is currently under review with the FDA.
We launched ILUVIEN in the United Kingdom and Germany, in April and May of 2013, respectively, and currently plans to launch ILUVIEN in France and Portugal in late 2014. We were able to launch in Germany without price restriction, but continue to work with the statutory health insurance funds in Germany to streamline reimbursement for ILUVIEN.
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
In July 2013, the Transparency Commission (Commission de la Transparence or CT) of the French National Health Authority (Haute Autorite de Sante) issued a favorable opinion for the reimbursement and hospital listing of ILUVIEN for the treatment of chronic DME considered insufficiently responsive to available therapies. In the opinion, ILUVIEN was deemed as providing a "moderate medical benefit" as defined by the Service Medical Rendu. We have not yet agreed on a price with the French authorities. When we agree on a price with the French authorities, patients will be reimbursed for 100% of the cost of ILUVIEN under the Affection de Longue Duree, a specific program for severe chronic diseases such as diabetes. When comparing the clinical benefit of ILUVIEN to existing therapies , the CT rated the product at "level IV" (Amelioration du Service Medical Rendu or ASMR)which will be used in considering the price and any reimbursement conditions for ILUVIEN in France.
In September 2013, we submitted an application to the Medicines and Healthcare Products Regulatory Agency in the United Kingdom, as the Reference Member State, for ten additional EU country approvals through the Mutual Recognition Procedure (MRP). In June 2014, we received a positive outcome from the Repeat-Use Procedure for ILUVIEN for the treatment of chronic DME in Ireland, the Netherlands, Belgium, Luxembourg, Sweden, Denmark, Finland, Norway, Poland and the Czech Republic. The regulatory process in these countries has entered the national phase in which each country grants marketing authorization. In July 2014, we received the first marketing authorizations resulting from the MRP in Norway and Denmark.
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
In the third CRL, the FDA also referenced deficiencies in the methods and controls used for the drug product at the third party facility where ILUVIEN is manufactured. In July 2014, the third party facility received a notification from the Los Angeles District of the Department of Health and Human Services (LA District) after their pre-approval and good manufacturing practice inspection of the facility in connection with our NDA. In that notification, the LA District recommended approval of the NDA by the FDA. This is only a recommendation which the FDA is not obligated to follow. Only the FDA can issue an official approval of the NDA.
In July 2014, we reached agreement with INFARMED, the marketing authorization body of the Portuguese Ministry of Health, for the pricing and reimbursement of ILUVIEN for the public sector in Portugal. We currently plan to make ILUVIEN commercially available in Portugal in late 2014.
We commenced operations on June 4, 2003. Since our inception we have incurred significant losses. As of June 30, 2014, we have accumulated a deficit of $297.0 million. We expect to incur substantial losses as we:

•	continue the commercialization of ILUVIEN in the EU;

•	continue to seek regulatory approval of ILUVIEN in the U.S. and other jurisdictions;

•	commercialize ILUVIEN in the U.S. if approved by the FDA;

•	evaluate the use of ILUVIEN for the treatment of other diseases; and

•	advance the clinical development of any future products or product candidates either currently in our pipeline, or that we may license or acquire in the future.
As of June 30, 2014, we had approximately $42.0 million in cash and cash equivalents.
We launched ILUVIEN in the United Kingdom and Germany, in April and May of 2013, respectively, and currently plan to launch ILUVIEN in France and Portugal in late 2014. We do not expect to have positive cash flow from operations until late 2015, if at all. Due to the limited revenue generated by ILUVIEN to date, we may not be able to maintain compliance with covenants under our loan agreements. In an event of default, our lender may call the 2014 Loan Agreement, and we would most likely need to raise additional financing. If we are unable to obtain additional financing, we will need to adjust our commercial plans so that we can continue to operate with our existing cash resources or there may be substantial doubt about our ability to continue as a going concern.

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
The agreement provides that after commercialization of ILUVIEN, pSivida will be entitled to 20% of the net profits. In connection with this arrangement we are entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of June 30, 2014 and December 31, 2013, pSivida owed us $13.0 million and $12.2 million, respectively, in commercialization costs. Due to the uncertainty of future profits from ILUVIEN, we have fully reserved these amounts in the accompanying unaudited interim condensed consolidated financial statements.
We will owe pSivida an additional milestone payment of $25.0 million if ILUVIEN is approved by the FDA (the pSivida Milestone Payment). If we were to enter into any sub-license of ILUVIEN, we must share 20% of net profits and 33% of any lump sum milestone payments received from a sub-licensee, as defined in the agreement, with pSivida.
Our Loan Agreements
2013 Loan Agreement
In May 2013, Alimera Sciences Limited (Limited), our subsidiary, entered into a loan and security agreement (2013 Loan Agreement) with Silicon Valley Bank (SVB) to provide Limited with additional working capital for general corporate purposes. Under the 2013 Loan Agreement, SVB has made a term loan (2013 Term Loan) in the principal amount of $5.0 million to Limited and has agreed to provide up to an additional $15.0 million to Limited under a working capital line of credit (2013 Line of Credit). In connection with the 2013 Loan Agreement, a previous term loan was repaid in full and terminated. In accordance with ASC 470-50-40-17, we recognized a loss on early extinguishment of debt of $153,000 during the three and six months ended June 30, 2013, associated with the remaining unamortized deferred financing costs, unamortized discount associated with the warrants issued to the lenders, a final interest payment, a prepayment penalty and a lender fee and warrants associated with the 2013 Loan Agreement. No advances were made at closing under the 2013 Line of Credit and no amounts were outstanding as of December 31, 2013, respectively. In April 2014, the 2013 Term Loan was repaid and the 2013 Line of Credit was terminated in connection with the 2014 Loan Agreement described below.
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
Upon repayment of the 2013 Term Loan in April 2014, Limited paid SVB an outstanding loan balance prepayment penalty of $133,000, and an early termination fee of $113,000 in connection with the termination of the 2013 Line of Credit in April 2014.
2014 Loan Agreement
In April 2014, Limited entered into a loan and security agreement (2014 Loan Agreement) with Hercules Technology Growth Capital, Inc. (Hercules). Under the 2014 Loan Agreement, Hercules made a term loan advance in the initial principal amount of $10.0 million to Limited at closing to provide Limited with additional working capital for general corporate purposes and to repay the 2013 Term Loan. Hercules also agreed to provide up to an additional $25.0 million to Limited upon approval of ILUVIEN by the FDA on or prior to October 31, 2014 to fund the pSivida Milestone Payment. The 2014 Term Loan provides for interest only payments for 18 months. The interest only period may be extended by an additional 18 months if we realize certain revenue thresholds and no event of default has occurred under the 2014 Loan Agreement. Interest on the 2014 Term Loan accrues at a floating per annum rate equal to the greater of (i) 10.90%, or (ii) the sum of (A) 7.65%, plus (B) the prime rate. Following the interest only period the term loan will be due and payable to Hercules in equal monthly payments of principal and interest through May 1, 2018.
Limited paid to Hercules a facility charge of $262,500 and incurred legal and other fees of approximately $383,000 in connection with the 2014 Term Loan. If Limited repays the Term Loan prior to maturity, it will pay Hercules a prepayment penalty of 1.25% of the total principal amount repaid.
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
The weighted average interest rates of our notes payable approximate the rate at which we could obtain alternative financing; therefore, the carrying amount of the notes approximated their fair value at June 30, 2014 and December 31, 2013.

Financial Operations Overview
Revenue
We began generating revenue from ILUVIEN in the second quarter of 2013, but do not expect positive cash flow from operations until late 2015, if at all. In addition to generating revenue from product sales, we intend to seek to generate revenue from other sources such as upfront fees, milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the licensing of ILUVIEN or any future product candidates and other intellectual property. We expect any revenue we generate will fluctuate from quarter to quarter as a result of the nature, timing and amount of any milestone payments we may receive from potential collaborative and strategic relationships, as well as revenue we may receive upon the sale of our products to the extent any are successfully commercialized.
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

•	costs incurred with third parties related to the establishment of a commercially viable manufacturing process for products or product candidates;

•	costs related to production of clinical materials, including fees paid to contract manufacturers;

•	costs related to the provision of medical affairs support, including symposia development for physician education;

•	costs related to compliance with FDA, EU or other regulatory requirements;

•	consulting fees paid to third-parties involved in research and development activities; and

•	costs related to stock options or other stock-based compensation granted to personnel in development functions.
We expense both internal and external development costs as they are incurred.
Our only commercial product is ILUVIEN, which has received marketing authorization in the United Kingdom, Austria, France, Germany, Portugal, Spain, Italy, Norway and Denmark, and has been recommended for marketing authorization in eight additional EU countries, for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. ILUVIEN has not been approved in the U.S. by the FDA or in any jurisdiction other than as set forth above. In order to grant marketing approval, a health authority such as the FDA or foreign regulatory agencies must conclude that clinical and preclinical data establish the safety and efficacy of ILUVIEN or any future products or product candidates with an appropriate benefit to risk profile relevant to a particular indication, and that the product can be manufactured under current Good Manufacturing Practice (cGMP) in a reproducible manner to deliver the product’s intended performance in terms of its stability, quality, purity and potency. Until our submissions are reviewed by health authorities, there is no way to predict the outcome of their review. Even if the clinical studies meet their predetermined primary endpoints, and a registration dossier is accepted for filing, a health authority could still determine that an appropriate benefit to risk relationship does not exist for the indication that we are seeking. We cannot forecast with any degree of certainty whether ILUVIEN or any future products or product candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our development projects or when and to what extent we will receive cash inflows from the commercialization and sale of an approved product candidate.
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
We launched ILUVIEN in the United Kingdom and Germany in the second quarter of 2013, and plan to launch ILUVIEN in Portugal and France in late 2014. We expect significant increases in our marketing and selling expenses as we continue the commercialization of ILUVIEN in these countries.
In November 2012, we entered into an agreement with Quintiles Commercial Europe Limited. Under the Agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) will provide certain services to us in relation to the commercialization of ILUVIEN, in certain countries in Europe under subsequent project orders. Such services may include marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, regulatory, medical science liaison and communications and/or other advisory services. As of June 30, 2014, we had entered into eight project orders with Quintiles Commercial for the provision of sales, marketing, management, market access and medical science personnel in Germany, the United Kingdom and France. Under these project orders Quintiles Commercial employed 23 persons fully dedicated to Alimera as of June 30, 2014. Quintiles Commercial also employed three persons partially dedicated to Alimera in Germany, the United Kingdom and France, and five persons partially dedicated to develop market access in the United Kingdom as of June 30, 2014. In July 2014, seven of the project orders were amended, effective July 1, 2014, to align the terms with the actual staffing in place and provide for the early termination of the three project orders associated with Germany as of December 31, 2014 and transition of the German positions to our payroll effective January 1, 2015 or earlier. In accordance with the terms of these project orders and the July 2014 amendments, we expect to incur approximately $3.0 million and $4.9 million in costs with Quintiles Commercial for the six months ended December 31, 2014 and the year ended December 31, 2015, respectively. During the three and six months ended June 30, 2014, we incurred $1.4 million and $3.3 million, respectively, of expense associated with this agreement. At June 30, 2014, $1.2 million was included in outsourced services payable in our accompanying interim condensed consolidated financial statements in association with these project orders.
We have a European management team providing strategic oversight and operational management to the personnel provided by Quintiles Commercial.
Interest Expense
Interest expense consists primarily of interest and amortization of deferred financing costs and debt discounts associated with an earlier term loan entered into in 2010, our 2013 Term Loan and our 2014 Loan Agreement.
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
Basic and Diluted Net Income and Loss Applicable to Common Stockholders per Common Share
We calculated net income and loss per share in accordance with ASC 260, Earning per Share. Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options, warrants for convertible securities and warrants for common stock equivalents. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be anti-dilutive. Common stock equivalent securities that would potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled approximately 20,630,686 and 25,597,277 for the three months ended June 30, 2014 and 2013, respectively, and 25,141,965 and 25,597,277 for the six months ended June 30, 2014 and 2013, respectively.
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
Stock-Based Compensation
We have stock option plans which provide for grants of stock options to employees, directors and consultants or other service providers to purchase shares of our common stock at exercise prices equal to the fair values of such stock at the dates of grant. Compensation cost is recognized for all stock-based awards based on the grant date fair value in accordance with the provisions of ASC 718, Compensation — Stock Compensation. We recognize the grant date fair value as compensation cost of employee stock-based awards using the straight-line method over the actual vesting period, adjusted for our estimates of forfeiture. Typically, we grant employee stock options with a requisite service period of four years from the grant date. We have elected to use the Black-Scholes option pricing model to determine the fair value of stock-based awards.
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
Total stock-based compensation expense related to all our stock option awards for the three and six months ended June 30, 2014 and 2013, respectively, was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Sales and marketing	$101	$94	$246	$183
Research and development	264	95	519	189
General and administrative	539	258	1,064	604
Total employee stock option-based compensation expense	$904	$447	$1,829	$976
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
NET REVENUE	$2,190	$179	$4,274	$179
COST OF GOODS SOLD	(376)	(11)	(940)	(11)
GROSS MARGIN	1,814	168	3,334	168

RESEARCH AND DEVELOPMENT EXPENSES	1,809	2,180	4,435	4,203
GENERAL AND ADMINISTRATIVE EXPENSES	2,827	2,429	5,754	5,099
SALES AND MARKETING EXPENSES	3,136	4,898	6,547	8,461
OPERATING EXPENSES	7,772	9,507	16,736	17,763

INTEREST EXPENSE, NET AND OTHER	(325)	(129)	(454)	(263)
UNREALIZED FOREIGN CURRENCY LOSS, NET	(146)	—	(202)	—
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(440)	(153)	(440)	(153)
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	8,054	(6,742)	(5,076)	(12,336)
NET INCOME (LOSS) BEFORE TAXES	1,185	(16,363)	(19,574)	(30,347)
PROVISION FOR TAXES	(69)	—	(69)	—
NET INCOME (LOSS)	$1,116	$(16,363)	$(19,643)	$(30,347)
Three months ended June 30, 2014 compared to the three months ended June 30, 2013
Net Revenue. Net revenue increased by approximately $2.0 million, or 1,111%, to approximately $2.2 million for the three months ended June 30, 2014 compared to approximately $180,000 for the three months ended June 30, 2013. The increase was primarily attributable to increased adoption of ILUVIEN in Germany and the United Kingdom following launches in both countries during the second quarter of 2013.
Cost of goods sold. Cost of goods sold increased by approximately $370,000 to approximately $380,000 for the three months ended June 30, 2014 compared to approximately $10,000 for the three months ended June 30, 2013. The increase was attributable to our increase in sales during the three months ended June 30, 2014 and a reserve of $210,000 for potential German inventory expiration due to a slower than expected initial sales.
Research and development expenses. Research and development expenses decreased by approximately $400,000, or 18%, to approximately $1.8 million for the three months ended June 30, 2014 compared to approximately $2.2 million for the three months ended June 30, 2013. The decrease was primarily attributable to decreases of approximately $500,000 in costs related to our domestic ancillary clinical studies including the physician utilization study which completed in the fourth quarter of 2013 and $380,000 in costs incurred related to a consultant engaged to assist with the continued pursuit of approval of ILUVIEN in the U.S. These costs were offset by an increase of approximately $270,000 in personnel costs as we expanded our medical affairs team in connection with the commercial launch of ILUVIEN in the EU.
General and administrative expenses. General and administrative expenses increased by approximately $400,000, or 17%, to approximately $2.8 million for the three months ended June 30, 2014 compared to approximately $2.4 million for the three months ended June 30, 2013. The increase was primarily attributable to an increase of approximately $570,000 in personnel costs as we expanded our team after the commercial lunch of ILUVIEN in the EU.
Sales and Marketing expenses. Sales and marketing expenses decreased by approximately $1.8 million, or 37%, to approximately $3.1 million for the three months ended June 30, 2014 compared to approximately $4.9 million for the three months ended June 30, 2013. The decrease was primarily attributable to decreases of approximately $690,000 in costs incurred with Quintiles Commercial for market access assistance in the United Kingdom in 2013 in preparation for the implementation of the NICE guidance for reimbursement, $590,000 in non-recurring marketing and market access costs incurred in the first quarter of 2013 in preparation for the commercial launch of ILUVIEN in the EU in the second quarter of 2013 and $280,000 associated with the transition of several management and market access roles in Germany and the United Kingdom from Quintiles Commercial to Alimera that were contracted through Quintiles Commercial in 2013.
Interest expense, net and other. Interest expense, net and other increased by approximately $200,000, or 154%, to approximately $330,000 for the three months ended June 30, 2014 compared to approximately $130,000 for the three months ended June 30, 2013. The increase was primarily due to the increased note payable balance as a result of the 2014 Loan Agreement.
Unrealized foreign currency loss, net. We recorded a non-cash unrealized foreign currency loss of approximately $150,000 for the three months ended June 30, 2014. The unrealized foreign currency loss was primarily attributable to the change in value of the Euro and the British pound sterling during the three months ended June 30, 2014.
Change in fair value of derivative warrant liability. A decrease in the fair value of our derivative warrant liability resulted in non-cash gain of approximately $8.1 million for the three months ended June 30, 2014 compared to an increase in the fair value of our derivative warrant liability, which resulted in non-cash expense of approximately $6.7 million for the three months ended June 30, 2013. The decreased value of the derivative warrant liability for the three months ended June 30, 2014 was primarily due to the decrease in fair market value of our underlying common stock in the second quarter of 2014 and the increased value for the three months ended June 30, 2013 was primarily due to the increase in fair market value of our underlying common stock in the second quarter of 2013.
Six months ended June 30, 2014 compared to the six months ended June 30, 2013
Net Revenue. Net revenue increased by approximately $4.1 million, or 2,278%, to approximately $4.3 million for the six months ended June 30, 2014 compared to approximately $180,000 for the six months ended June 30, 2013. The increase was primarily attributable to increased adoption of ILUVIEN in Germany and the United Kingdom following launches in both countries during the second quarter of 2013.
Cost of goods sold. Cost of goods sold increased by approximately $930,000 to approximately $940,000 for the six months ended June 30, 2014 compared to approximately $10,000 for the six months ended June 30, 2013. The increase was attributable to our increase in sales during the six months ended June 30, 2014 and a reserve of $650,000 for potential German inventory expiration due to a slower than expected initial sales.
Research and development expenses. Research and development expenses increased by approximately $200,000, or 5%, to approximately $4.4 million for the six months ended June 30, 2014 compared to approximately $4.2 million for the six months ended June 30, 2013. The increase was primarily attributable to increases of approximately $680,000 in personnel costs as we expanded our medical affairs team in connection with the commercial launch of ILUVIEN in the EU, $400,000 in costs associated with the submission of our response to the third CRL from the FDA in March 2014 and $360,000 in costs associated with new clinical studies being performed in the EU including costs associated with a five-year, post-authorization, open label registry study of ILUVIEN. These costs were offset by decreases of approximately $760,000 in costs related to our domestic ancillary clinical studies including the physician utilization study which completed in the fourth quarter of 2013 and $530,000 in costs incurred related to a consultant engaged to assist with the continued pursuit of approval of ILUVIEN in the U.S.
General and administrative expenses. General and administrative expenses increased by approximately $700,000, or 14%, to approximately $5.8 million for the six months ended June 30, 2014 compared to approximately $5.1 million for the six months ended June 30, 2013. The increase was primarily attributable to increases of approximately $1.0 million in personnel costs as we expanded our team after the commercial launch of ILUVIEN in the EU and $150,000 in travel and entertainment related to the U.S. team providing support for the ongoing activities in Europe. These costs were offset by a decrease of approximately $440,000 in professional and legal fees associated with the establishment of our infrastructure and tax planning for our expansion in Europe and the registration of common stock underlying our Series A Convertible Preferred Stock issued in October 2012 incurred in the six months ended June 30, 2013.
Sales and Marketing expenses. Marketing expenses decreased by approximately $2.0 million, or 24%, to approximately $6.5 million for the six months ended June 30, 2014 compared to approximately $8.5 million for the six months ended June 30, 2013. The decrease was primarily attributable to decreases of non-recurring marketing and market access costs of approximately $1.2 million incurred in the first half of 2013 in preparation for the commercial launch of ILUVIEN in the EU in the second quarter of 2013 and $1.0 million in costs incurred with Quintiles Commercial for market access assistance in the United Kingdom in 2013 in preparation for the implementation of the NICE guidance for reimbursement, $200,000 associated with the transition of several management and market access roles in Germany and the United Kingdom from Quintiles Commercial to Alimera that were contracted through Quintiles Commercial in 2013, offset by an increase of $720,000 for costs incurred with Quintiles Commercial for the French commercial team that was engaged in the second half of 2013.

Interest expense, net and other. Interest expense, net and other increased by approximately $190,000, or 73%, to approximately $450,000 for the six months ended June 30, 2014 compared to approximately $260,000 for the six months ended June 30, 2013. The increase was primarily due to the increased note payable balance as a result of the 2014 Loan Agreement.
Unrealized foreign currency loss, net. We recorded a non-cash unrealized foreign currency loss of approximately $200,000 for the six months ended June 30, 2014. The unrealized foreign currency loss was primarily attributable to the change in value of the Euro and the British pound sterling during the six months ended June 30, 2014.
Change in fair value of derivative warrant liability. Increases in the fair value of our derivative warrant liability resulted in non-cash expense of approximately $5.1 million and $12.3 million for the six months ended June 30, 2014 and 2013, respectively. The increased value of the derivative warrant liability for both periods was primarily due to increases in the fair market value of our underlying common stock during the respective periods.
Liquidity and Capital Resources
To date we have incurred negative cash flow from operations, and have accumulated a deficit of $297.0 million from our inception through June 30, 2014.
As of June 30, 2014, we had approximately $42.0 million in cash and cash equivalents.
We launched ILUVIEN in the United Kingdom and Germany, in April and May of 2013, respectively, and plan to launch ILUVIEN in Portugal and France in late 2014. We do not expect to have positive cash flow from operations until late 2015, if at all. Due to the limited revenue generated by ILUVIEN to date, we may not be able to maintain compliance with covenants under our loan agreements. In an event of default, our lender may call the 2014 Loan Agreement, and we will likely need to raise additional financing. We may seek to fund our operations through the sale of equity securities, strategic collaboration agreements and debt financing. We cannot be sure that additional financing from any of these sources will be available or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders especially in light of the current difficult financial environment. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result and the terms of any new equity securities may have a preference over our preferred or common stock. If we attempt to raise additional funds through strategic collaboration agreements and debt financing, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements, or the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to commercialize ILUVIEN or any future products or product candidates or operate our business. If we are unable to obtain additional financing, we will need to adjust our commercial plans so that we can continue to operate with our existing cash resources or there may be substantial doubt about our ability to continue as a going concern.
For the six months ended June 30, 2014, cash used in our operations of $10.2 million was primarily due to our net loss of $19.6 million offset by a non-cash loss of $5.1 million for the change in our derivative warrant liability, $1.9 million of stock-based compensation expense, $440,000 for the loss from early extinguishment of debt and $200,000 for unrealized foreign currency transaction loss. Further impacting cash from operations was an increase in accounts receivable of approximately $530,000, offset by decreases of $890,000 in prepaid expenses and other current assets and $400,000 in inventory, and an increase in accounts payable and accrued expenses and other current liabilities of $950,000. Accounts payable and accrued expenses and other current liabilities increased primarily due to an increase of $790,000 in amounts payable to Quintiles Commercial. Prepaid expenses and other current assets decreased primarily due to a decrease of $1.3 million in amounts owed to us from Quintiles Commercial that were applied in lieu of payments for billings in the six months ended June 30, 2014, offset by increases of $160,000 in amounts prepaid to our CROs and $130,000 in prepaid marketing expense for meetings and conventions.
For the six months ended June 30, 2013, cash used in our operations of $19.1 million was primarily due to our net loss of $30.3 million offset by a non-cash loss of $12.3 million for the change in our derivative warrant liability, $990,000 of stock-based compensation expense and $150,000 for the loss from early extinguishment of debt. Further impacting our cash used in operations were increases of approximately $1.2 million in prepaid expenses and other current assets, $1.1 million in inventory and $130,000 in accounts receivables, offset by an increase in accounts payable, accrued expenses and other current liabilities of approximately $230,000. Prepaid expenses and other currents increased primarily due to increases of $340,000 in credits receivable from Quintiles Commercial for excess billings during the second quarter of 2013 and $190,000 of prepaid insurance. Inventory increased primarily due to an increase of $1.1 million in ILUVIEN inventory as we launched our product in Germany and the United Kingdom in the second quarter of 2013.
For the six months ended June 30, 2014, net cash used in our investing activities was $210,000, which was primarily due to the purchase of back-up manufacturing equipment for ILUVIEN.

For the six months ended June 30, 2013, net cash used by our investing activities was approximately $380,000, which was due to the purchase of back-up manufacturing equipment for ILUVIEN.
For the six months ended June 30, 2014, net cash provided by our financing activities was approximately $39.7 million. In January 2014, we entered into a securities purchase agreement with investors pursuant to which we sold an aggregate of 6,250,000 shares of our common stock at a purchase price of $6.00 per share. Gross proceeds from the offering were $37.5 million prior to the payment of approximately $2.4 million of related issuance costs. In April 2014, we entered into a term loan agreement with Hercules, which resulted in proceeds of $10.0 million prior to the payment of approximately $650,000 in related costs, and $4.9 million used to prepay and terminate our 2013 Term Loan. Further increasing cash from our financing activities was $330,000 from the proceeds from exercises of stock options.
For the six months ended June 30, 2013, net cash provided by our financing activities was approximately $1.8 million, which was primarily due to proceeds from the 2013 Term Loan of $5.0 million, offset by the use of approximately $3.1 million to repay the 2010 Term Loan.
Contractual Obligations and Commitments
In connection with our efforts to obtain the approval of ILUVIEN from the FDA, in February 2012, we engaged a consultant for services related to the continued pursuit of approval of ILUVIEN in the U.S. We recorded charges pertaining to consulting fees related to our agreement with this consultant of $75,000 and $450,000 during the three months ended June 30, 2014 and 2013, respectively, and $375,000 and $900,000 during the six months ended June 30, 2014 and 2013, respectively. We expect to record an additional $75,000 in charges in connection with this agreement through September 30, 2014. In addition, we have agreed to pay the consultant $2.0 million, if, and only if, the FDA approves our NDA for ILUVIEN.
In November 2012, we entered into an agreement with Quintiles Commercial Europe Limited. Under the agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) will provide certain services to us in connection with the commercialization of ILUVIEN in certain countries in Europe under subsequent project orders. Such services may include marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, regulatory, medical science liaison and communications and/or other advisory services. Currently, we have entered into eight project orders with Quintiles Commercial for the provision of services in Germany, the United Kingdom and France. In July 2014, seven of the project orders were amended, effective July 1, 2014, to align the terms with the actual staffing in place and provide for the early termination of the three project orders associated with Germany as of December 31, 2014 and transition of the German positions to our payroll effective January 1, 2015 or earlier. In accordance with the terms of these project orders and the July 2014 amendments, we expect to incur approximately $3.0 million and $4.9 million in costs with Quintiles Commercial for the six months ended December 31, 2014 and the year ended December 31, 2015, respectively. During the three and six months ended June 30, 2014, we recorded charges of $1.4 million and $3.3 million, respectively, in connection with this agreement. At June 30, 2014, $1.2 million was included in outsourced services payable.
There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 7, 2014.
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
Recent Accounting Pronouncements
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016 for public entities, with no early adoption permitted. Our management is still evaluating the potential impact of adopting this guidance on our financial statements.
In June 2014, the FASB issued ASU 2014-12, “Compensation Stock - Compensation (Topic 718).” ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. Our management is still evaluating the potential impact of adopting this guidance on our financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
We are not a party to any material pending legal proceedings, and management is not aware of any contemplated proceedings by any governmental authority against us.
ITEM 1A. Risk Factors
The following description of risk factors include any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 7, 2014, under the heading “Risk Factors.” Our business, financial condition and operating results can be affected by a number of factors, whether current known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock.
The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Quarterly Report on Form 10-Q or elsewhere. The following information should be read in conjunction with the interim condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s, Discussion and Analysis of Financial Condition and Results of Operations.”
Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
Risks Related to Our Dependence on ILUVIEN

We are heavily dependent on the commercial success of our lead product, ILUVIEN, which has received marketing authorizations in Austria, the United Kingdom, Portugal, France, Germany, Spain, Italy, Norway and Denmark, and on the regulatory approval of ILUVIEN for the treatment of chronic diabetic macular edema (DME) in the U.S. and other countries, which may never occur.

We are a pharmaceutical company with only one product available for commercial sale in a limited number of markets. As a result, our future success is currently dependent upon the commercial and regulatory success of ILUVIEN. ILUVIEN has received marketing authorization from governing regulatory bodies in Austria, the United Kingdom, Portugal, France, Germany, Spain, Italy, Norway and Denmark and has been recommended for marketing authorization in eight additional European Union (EU) countries to treat vision impairment associated with chronic DME considered insufficiently responsive to available therapies. We cannot be certain if, or when, ILUVIEN will receive marketing authorization in the eight additional EU countries. ILUVIEN has not been approved by the FDA in the U.S. and may never receive such approval. We launched ILUVIEN in the United Kingdom and Germany in April and May of 2013, respectively, and currently plan to launch ILUVIEN in Portugal and France in late 2014. The timing of the commercial launch of ILUVIEN in the EU countries is dependent upon each specific EU country’s pricing and reimbursement timelines. Because we do not currently have any products or product candidates available for sale or in clinical development other than ILUVIEN, our future success is dependent upon building a commercial operation in the EU to successfully commercialize ILUVIEN in the EU, and/or obtaining regulatory approval from the FDA to market ILUVIEN for the treatment of DME in the U.S., and if approved by the FDA, successfully commercializing ILUVIEN in the U.S.

We anticipate that in the near term our ability to generate revenues will depend solely on our ability to successfully commercialize ILUVIEN on our own in Germany, the United Kingdom, Portugal and France. If we do not successfully commercialize ILUVIEN in these countries or other countries in the EU or receive regulatory approval in the U.S. for ILUVIEN for the treatment of DME, our ability to generate revenue may be jeopardized and, consequently, our business may be seriously harmed. We may not succeed in our commercial efforts in the EU; we may not receive regulatory approval in the U.S. for ILUVIEN; and if we do receive regulatory approval in the U.S. for ILUVIEN, we may not be able to commercialize ILUVIEN successfully, all of which would have a material adverse effect on our business and prospects. In the near term, we may experience delays and unforeseen difficulties in the launch of ILUVIEN in one or more of the EU countries, including obtaining unfavorable pricing and/or reimbursement, which could negatively affect our stock price. We may continue to experience delays in obtaining regulatory approval in the U.S. for ILUVIEN, if it is approved at all, and our stock price may be negatively affected.

In addition, we have incurred and expect to continue to incur significant expenses and to utilize a substantial portion of our cash resources for the commercial launch of ILUVIEN in Germany, the United Kingdom, Portugal and France, continue to pursue the approval of ILUVIEN in the U.S. and other EU countries and continue to grow our operational capabilities. This represents a significant investment in the commercial and regulatory success of ILUVIEN, which is uncertain.

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

We anticipate that in the near term our ability to generate revenues will depend solely on our ability to successfully commercialize ILUVIEN on our own in Germany, the United Kingdom, Portugal and France. We launched ILUVIEN in the United Kingdom and Germany, in April and May of 2013, respectively, and currently plan to launch ILUVIEN in Portugal and France in late 2014. A commercial launch of this size is a significant undertaking that requires substantial financial and managerial resources.

Although we have engaged Quintiles Commercial Europe Limited (together with its affiliates, Quintiles Commercial) to provide services to help facilitate the launch of ILUVIEN in the EU, expansion of our business into the EU continues to require significant management attention and additional financial resources. We may not be able to maintain and expand our commercial operation in a cost-effective manner or realize a positive return on this investment even with the assistance of Quintiles Commercial. In addition, we have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize our products include:

•our or Quintiles Commercial’s inability to recruit and retain adequate numbers of effective personnel;

•the inability of sales personnel to obtain access to or persuade adequate numbers of ophthalmologists to prescribe our products;

•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

•the inability of market access personnel to obtain sufficient levels of pricing and reimbursement in each jurisdiction; and

•unforeseen costs and expenses associated with creating a commercial organization in the EU.

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

Market acceptance of and demand for ILUVIEN will depend on many factors, including, but not limited to:

•cost of treatment;

•pricing and availability of alternative products;

•our ability to obtain third-party coverage or reimbursement for ILUVIEN;

•perceived efficacy relative to other available therapies;

•shifts in the medical community to new treatment paradigms or standards of care;

•relative convenience and ease of administration; and

•prevalence and severity of adverse side effects associated with treatment.

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

Our commercial opportunities for ILUVIEN will be reduced or eliminated if our competitors develop or market products that:

•are more effective;

•have fewer or less severe adverse side effects;

•are better tolerated;

•receive better reimbursement terms;

•are more accepted by physicians;

•are more adaptable to various modes of dosing;

•have better distribution channels;

•are easier to administer; or

•are less expensive, including but not limited to a generic version of ILUVIEN.

We expect that ILUVIEN may compete in the EU, and, if approved by the FDA, in the U.S., with other products that have been or are being developed for the treatment of diabetic macular edema (DME). There are three biological products, Lucentis, Eylea and Avastin, expected to provide competition for ILUVIEN. Lucentis is currently approved for the treatment of DME, the treatment of neovascular wet age-related macular degeneration (AMD) and the treatment of macular edema following retinal vein occlusion (RVO) in the U.S. and the EU. Lucentis is marketed in the U.S. by Genentech and in the EU by Novartis. Eylea is

currently approved for the treatment of DME, the treatment of neovascular wet AMD and the treatment of macular edema following RVO in the U.S. and the EU. Eylea is marketed in the U.S. by Regeneron and in the EU by Bayer. Avastin, an oncology product marketed by the Roche Group, is used by retinal specialists in both the U.S. and in certain countries of the EU in the treatment of numerous retinal diseases but is not formulated or approved for any ophthalmic use.

Within the corticosteroid class, Ozurdex is expected to provide competition for ILUVIEN. Ozurdex has recently been approved by the FDA for use in adult patients with DME who have had an artificial lens implant or are scheduled for cataract surgery. In Europe, the CHMP has recommended extending the Marketing Authorization for Ozurdex to treat adult patients with vision loss due to diabetic macular edema (DME) who are pseudophakic (have an artificial lens implant), or who are considered insufficiently responsive to, or unsuitable for non-corticosteroid therapy. Ozurdex is indicated for macular edema resulting from RVO and for uveitis in the U.S and the EU.

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

We have limited international commercialization experience and international operations require significant management attention and financial resources. In addition, there are many risks inherent in international business activities including, but not limited to:

•extended collection timelines for accounts receivable and greater working capital requirements;

•multiple legal systems and unexpected changes in legal requirements;

•tariffs, export restrictions, trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•trade laws and business practices favoring local competition;

•potential tax issues, including restrictions on repatriating earnings, multiple and conflicting and complex tax laws and regulations;

•weaker intellectual property protection in some countries;

•political instability, including war and terrorism or the threat of war and terrorism; and

•adverse economic conditions, including the stability and solvency of business financial markets, financial institutions and sovereign nations.

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

We launched ILUVIEN in the United Kingdom and Germany in April and May of 2013, respectively, and currently plan to launch ILUVIEN in Portugal and France in late 2014. We are not currently generating significant revenues and we cannot estimate with precision the extent of our future losses. ILUVIEN is our only product currently approved for commercial sale and it is only approved in limited markets in the EU. We may never achieve profitability. We expect to continue to incur substantial and increasing losses. ILUVIEN has not been approved for marketing in the U.S. and may never receive such approval. As a result of these factors, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. As of June 30, 2014, we have accumulated a deficit of $297.0 million. Our ability to achieve revenue and profitability is dependent on our ability to obtain necessary regulatory approvals, have our products manufactured, successfully marketed and sold and to complete the development of any future products or product candidates. We cannot assure you that we will be profitable even if we successfully commercialize our products. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

As of June 30, 2014, we had approximately $42.0 million in cash and cash equivalents. Due to the limited revenue generated by ILUVIEN to date, we may not be able to maintain compliance with covenants under our loan agreements. In an event of default, our lender may call our term loan or restrict the availability of our line of credit, and we will likely need to raise additional financing. If ILUVIEN does not generate sufficient revenue in the EU, we may adjust our commercial plans so that we can continue to operate with our existing cash resources or seek to raise additional financing.

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

The global economic downturn and market instability has made the business climate more volatile and more costly. These economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control. Sales of our products will be dependent, in large part, on reimbursement from government health administration authorities, private health insurers, distribution partners and other organizations in Germany, the United Kingdom, Portugal and France. As a result of negative trends in the general economy in the EU or other jurisdictions in which we may do business, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. In addition, health authorities in some jurisdictions may reduce reimbursements, and private insurers may increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could negatively affect our product sales and revenue.

In addition, we rely on third parties for several important aspects of our business. During challenging and uncertain economic times and in tight credit markets, there may be a disruption or delay in the performance of our third party contractors, suppliers or partners. If such third parties are unable to satisfy their commitments to us, our business and results of operations would be adversely affected. Moreover, two customers in Europe accounted for approximately 23% of our total consolidated revenues for the year ended December 31, 2013 and for approximately 6% of our total consolidated revenues for the six months ended June 30, 2014. The loss of or a substantial reduction in activity by one or more of these customers could have an adverse effect on our business, financial condition and results of operations.

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

The process of obtaining regulatory approvals and clearances in the U.S. and other jurisdictions where ILUVIEN is not approved will require us to expend substantial time and capital. Despite the time and expense incurred, regulatory approval is never guaranteed. The number of preclinical and clinical tests that will be required for regulatory approval varies depending on the drug candidate, the disease or condition for which the drug candidate is in development, the jurisdiction in which we are seeking approval and the regulations applicable to that particular drug candidate. Regulatory agencies, including those in the U.S., Canada, the EU and other countries where drugs are regulated, can delay, limit or deny approval of a drug candidate for many reasons, including that:

•a drug candidate may not be safe or effective;

•regulatory agencies may interpret data from preclinical and clinical testing in different ways from those which we do;

•they may not approve of our manufacturing processes;

•they may conclude that the drug candidate does not meet quality standards for stability, quality, purity and potency; and

•they may change their approval policies or adopt new regulations.

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

The use of corticosteroids in the eye has been associated with undesirable side effects, including increased incidence of cataract formation and elevated intraocular pressure (IOP), which may increase the risk of glaucoma. We have 36 months of clinical data from our FAME Study, but the extent of ILUVIEN’s long-term side-effect profile beyond month 36 is not yet known. We have agreed with EU regulatory authorities to conduct a five-year post-authorization, open label registry study of the safety of ILUVIEN in 800 patients treated per the labeled indication. Although ILUVIEN has received marketing authorization in Austria, the United Kingdom, Portugal, France, Germany, Spain, Italy, Norway and Denmark, and been recommended for marketing authorization in eight additional EU countries, the FDA’s current position is that our FAME Study did not demonstrate that ILUVIEN has sufficient levels of efficacy to outweigh the risks associated with its side-effect profile. In the event the FDA maintains this conclusion, ILUVIEN may not receive regulatory approval from the FDA. If other regulatory bodies adopt a conclusion similar to the FDA’s we may not receive approval in any other jurisdiction. Additionally, data accumulated from the five-year post-authorization study, or other commercial experience, could result in the withdrawal of ILUVIEN approval in one or more jurisdictions. Further, we may not be able to complete the five-year post-authorization study, which could result in the withdrawal of ILUVIEN approval in one or more jurisdictions.

Even if we do receive additional regulatory approvals for ILUVIEN, the FDA or other regulatory agencies may impose limitations on the indicated uses for which ILUVIEN may be marketed, subsequently withdraw approval or take other actions against us or ILUVIEN that would be adverse to our business.

Regulatory agencies generally approve products for particular indications. If any such regulatory agency approves ILUVIEN for a limited indication, the size of our potential market for ILUVIEN will be reduced. For example, our potential market for ILUVIEN in the U.S. would be reduced if the FDA limited the indications of use to patients diagnosed with only clinically significant DME as opposed to DME, or restricted its use to patients exhibiting IOP below a certain level or having an artificial lens at the time of treatment. ILUVIEN has received marketing authorization in Austria, the United Kingdom, Portugal, France, Germany, Spain, Italy, Norway and Denmark and been recommended for marketing authorization in eight additional EU countries for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies which may limit the use of ILUVIEN to a segment of the DME population. Product approvals, once granted, may be withdrawn if problems occur after initial marketing. The marketing, distribution and manufacture of ILUVIEN in the EU, and if approved in the U.S. or elsewhere, will be subject to regulation. We will need to comply with facility registration and product listing requirements of the FDA and similar entities in other countries and adhere to the FDA’s Quality System Regulations. Noncompliance with applicable FDA and similar entities’ requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of ILUVIEN, total or partial suspension of production, refusal of regulatory agencies to grant approvals, withdrawal of approvals by regulatory agencies or criminal prosecution. We would also need to maintain compliance with federal, state and foreign laws regarding sales incentives, referrals and other programs.

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

The manufacture and packaging of pharmaceutical products such as ILUVIEN and any future product candidates are regulated by the FDA and similar foreign regulatory agencies and must be conducted in accordance with the FDA’s cGMP and comparable requirements of foreign regulatory agencies. There are a limited number of manufacturers that operate under these cGMP regulations which are both capable of manufacturing ILUVIEN and willing to do so. Failure by us or our third-party manufacturers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of ILUVIEN or any future products or product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. Failure of our manufacturers to maintain compliance could interrupt the production of ILUVIEN , resulting in delays and additional costs which could significantly and adversely affect our business. For example, during routine manufacturing inspection, we identified a quality issue related to one of our suppliers that affected certain batches of work in process, which resulted in a write-off of $1.4 million during the year ended December 31, 2013. Any significant delays in the manufacture of ILUVIEN or the quality of the product could materially harm our business and prospects.

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

As of June 30, 2014, we had 30 employees, 24 of whom were located in the U.S. and six of whom were located in the United Kingdom or Germany. Recognizing that we would need resources beyond this core management team to commercialize ILUVIEN on our own in the EU, in November 2012 we entered into a master services agreement with Quintiles Commercial to provide additional personnel for our planned launch of ILUVIEN, and subsequent operations, in Germany, the United Kingdom and France. Under this agreement and its related project orders, Quintiles Commercial, as of June 30, 2014, employed six persons fully dedicated to Alimera. Quintiles Commercial also employed 24 persons partially dedicated to Alimera in Germany, the United Kingdom and France, as of June 30, 2014. While these individuals are employed by Quintiles Commercial, and are not employed directly by us, we will not be able to operate effectively unless we integrate them into our organization, which may be difficult. For example, we have determined that Quintiles Commercial is not as effective in filling certain positions in certain geographies as we believe that we can be in hiring directly. Therefore, in July 2014, the project orders with Quintiles Commercial in Germany, the United Kingdom and France were amended, effective July 1, 2014, to align the terms with the actual staffing in place, account for positions that have been hired directly into Alimera and provide for the early termination of the project orders associated with Germany as of December 31, 2014 and transition of the German positions to our payroll effective January 1, 2015 or earlier. As our development and commercialization plans and strategies evolve beyond our initial planned EU launches, we will need to further expand the size of our organization by recruiting additional managerial, operational, sales, marketing, financial and other personnel, who may be hired directly by us or through Quintiles Commercial or other similar organizations. This future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional personnel. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize ILUVIEN and our future products or product candidates and compete effectively will depend, in part, on our ability to effectively manage any such future growth and related costs. We may not be able to effectively manage a rapid pace of growth and timely implement improvements to our management infrastructure and control systems.

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

In many countries, the pricing of prescription pharmaceuticals is subject to governmental control. In the EU, each country has a different reviewing body that evaluates reimbursement dossiers submitted by marketing authorization holders of new drugs and then makes recommendations as to whether or not the drug should be reimbursed. In these countries, pricing negotiations with governmental authorities can take 12 months or longer after the receipt of regulatory approval, or delay regulatory approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products, including ILUVIEN, to other available therapies. Limitations on reimbursement could be imposed at the national, regional or local level or by fiscal intermediaries in each country. Our business could be materially adversely affected if such limitations were imposed. Our business also could be adversely affected if retinal specialists are not reimbursed for the cost of the procedure in which they administer ILUVIEN on a basis satisfactory to the administering retinal specialists.

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

Our business strategy includes entering into collaborations with corporate and academic collaborators for the research, development and commercialization of ILUVIEN and any future products or product candidates. Other than the master services agreement entered into with Quintiles Commercial in November 2012, we currently do not have any collaboration agreements with third-parties. Areas in which we may potentially enter into third-party collaboration arrangements include joint sales and marketing arrangements for sales and marketing of ILUVIEN in certain EU countries and elsewhere outside of North America, and future product development arrangements. If we are unable to identify or enter into an agreement with any material third-party collaborator we could be adversely affected financially or our business reputation could be harmed. Any arrangements we do enter into may not be scientifically or commercially successful. The termination of any of these arrangements might adversely affect our ability to develop, commercialize and market our products.

The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Our collaborators will have significant discretion in determining the efforts and resources that they will apply to these collaborations. We expect that the risks which we face in connection with these future collaborations will include the following:

•our collaboration agreements are expected to be for fixed terms and subject to termination under various circumstances, including, in many cases, on short notice without cause;

•we expect to be required in our collaboration agreements not to conduct specified types of research and development in the field that is the subject of the collaboration. These agreements may have the effect of limiting the areas of research and development that we may pursue, either alone or in cooperation with third-parties;

•our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with our products which are the subject of their collaboration with us; and

•our collaborators may change the focus of their development and commercialization efforts. In recent years there have been a significant number of mergers and consolidations in the pharmaceutical and biotechnology industries, some of which have resulted in the participant companies reevaluating and shifting the focus of their business following the completion of these transactions. The ability of our products to reach their potential could be limited if any of our future collaborators decreases or fails to increase spending relating to such products.

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

ILUVIEN has received marketing authorization in Austria, the United Kingdom, Portugal, France, Germany, Spain, Italy, Norway and Denmark, and been recommended for marketing authorization in eight additional EU countries. We intend to continue to pursue market authorizations for ILUVIEN internationally in additional jurisdictions. In order to market our products in foreign jurisdictions, we will be required to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and jurisdictions and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval or approval in the seventeen EU countries in which ILUVIEN has received or been recommended for marketing authorization. Additionally, the foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain additional foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize ILUVIEN in any additional market. The failure to obtain these approvals could harm our business materially.

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

A significant portion of the research that we may choose to conduct may involve new and unproven technologies. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. Any future research programs may initially show promise in identifying potential products or product candidates, yet fail to yield products or product candidates for clinical development for a number of reasons, including:

•the research methodology used may not be successful in identifying potential products or product candidates; or
•potential products or product candidates may on further study be shown to have harmful side effects or other characteristics that indicate they are unlikely to be effective drugs.

We may be unable to license or acquire suitable products or product candidates or products from third-parties for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is a competitive area. Several more established companies are also pursuing strategies to license or acquire products in the ophthalmic field. These established companies may have a competitive advantage over us due to their size, cash resources and greater development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable products or product candidates include the following:

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

The strength of our patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. In addition to the rights we have licensed from pSivida relating to ILUVIEN, we rely upon intellectual property we own, including patents, patent applications and trade secrets. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third-parties from developing or designing around these patents. As of June 30, 2014, the patent rights relating to ILUVIEN licensed to us from pSivida include five U.S. patents that expire between March 2019 and April 2020, two European patents expiring in April of 2021 and October of 2024, and counterpart filings to these patents in a number of other jurisdictions. No patent term extension will be available for any of these U.S. patents, European patent or any of our licensed U.S. or European pending patent applications. After these patents expire in April 2020 in the U.S. and October of 2024 in Europe, we will not be able to block others from marketing FAc in an implant similar to ILUVIEN. Moreover, it is possible that a third-party could successfully challenge the scope (i.e., whether a patent is infringed), validity and enforceability of our licensed patents prior to patent expiration and obtain approval to market a competitive product.

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

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. In particular, in March 2010, the Patient Protection and Affordable Care Act, or PPACA, and a related reconciliation bill were signed into law. This legislation changes the current system of healthcare insurance and benefits intended to broaden coverage and control costs. The law also contains provisions that will affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include the following:

•Mandatory rebates for drugs sold into the Medicaid program have been increased, and the rebate requirement has been extended to drugs used in risk-based Medicaid managed care plans.

•The 340B Drug Pricing Program under the Public Health Services Act has been extended to require mandatory discounts for drug products sold to certain critical access hospitals, cancer hospitals and other covered entities.

•Pharmaceutical companies are required to offer discounts on brand-name drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “Donut Hole.”

•Pharmaceutical companies are required to pay an annual non-tax deductible fee to the federal government based on each company’s market share of prior year total sales of branded products to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs and Department of Defense. The aggregate industry-wide fee is expected to total $28 billion through 2019, of which $3.0 billion will be payable in 2014. Since we expect our branded pharmaceutical sales to constitute a small portion of the total federal health program pharmaceutical market, we do not expect this annual assessment to have a material impact on our financial condition.

•The law provides that biologic products may receive 12 years of market exclusivity, with a possible six-month extension for pediatric products. After this exclusivity ends, generic manufacturers will be permitted to enter the market, which is likely to reduce the pricing for such products and could affect the company’s profitability. In addition, generic manufacturers will be permitted to challenge one or more of the patents for a branded drug after a product is marketed for four years.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, pursuant to Section 404 of the Sarbanes-Oxley Act (Section 404), we expect to be required as of December 31, 2014 and thereafter to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting. Our testing, or the subsequent testing by our independent registered public accounting firm, if required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 would require us to continue to incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We expect our operating results and cash flows to be subject to quarterly fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including, but not limited to:

•the commercial success of ILUVIEN in the EU;

•our ability to obtain regulatory approval of ILUVIEN in additional jurisdictions;

•the emergence of products that compete with ILUVIEN;

•variations in the level of expenses related to ILUVIEN;

•the status of our preclinical and clinical development programs;

•execution of collaborative, licensing or other arrangements, and the timing of payments received or made under those arrangements;

•any intellectual property infringement lawsuits to which we may become a party; and

•regulatory developments affecting our products or those of our competitors.

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

Our business may require additional capital that we have not yet secured. At June 30, 2014, we had approximately $42.0 million in cash and cash equivalents. We believe our cash and cash equivalents will be sufficient to fund our operations beyond the projected commercialization of ILUVIEN in Germany, the United Kingdom, Portugal and France and the expected generation of positive cash flow in late 2015, at the earliest. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•the amount of our future operating losses;

•third party expenses relating to the commercialization of ILUVIEN;

•the level of success of the initial commercial launch of ILUVIEN in Germany, the United Kingdom, Portugal and France;

•the status of our new drug application for ILUVIEN in the U.S.;

•the $25 million milestone payment owed to pSivida in the event that ILUVIEN is approved in the U.S.;

•the timing of approvals, if any, of ILUVIEN in additional jurisdictions;

•the need and cost of conducting additional clinical trials for ILUVIEN;

•the amount of our research and development, marketing and general and administrative expenses;

•the extent to which we enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license ILUVIEN, research and other collaborations, joint ventures and other business arrangements;

•the extent to which we acquire, and our success in integrating, technologies or companies; and

•regulatory changes and technological developments in our markets.

General market conditions or the market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Global Market or upon obtaining stockholder approval. There can be no assurance that we will be able to satisfy the criteria for continued listing on NASDAQ or that we will be able to obtain stockholder approval if it is necessary. If we are unable to obtain additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of ILUVIEN, to cease or reduce certain research and development projects, to sell some or all of our technology or assets or business units or to merge all or a portion of our business with another entity. In the event additional financing is needed or advisable, we may seek to fund our operations through the sale of equity securities, additional debt financing and strategic collaboration agreements. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders especially in light of the current difficult financial environment. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. In addition, our Series A Convertible Preferred Stock is entitled to price-based anti-dilution protection in connection with certain financings, which has the potential to further dilute our other stockholders. If we attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements, or the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to commercialize ILUVIEN or any future products or product candidates or operate our business. For example, under the secured credit facility, which Alimera Sciences Limited (Limited), our subsidiary, entered into in April 2014 (Credit Facility), we and certain of our subsidiaries are subject to a variety of affirmative and negative covenants, including required financial reporting, limitations on our cash balances, limitations on the disposition of assets, limitations on the incurrence of additional debt, and other requirements. Due to the limited revenue generated by ILUVIEN to date, we may not be able to maintain compliance with covenants under our loan agreements. In an event of default, our lender may call our term loan or restrict the availability of our line of credit, and we will likely need to raise additional financing. To secure the performance of our obligations under the Credit Facility, Limited pledged all of its assets to the lender. Our or Limited’s failure to comply with the covenants under the Credit Facility could result in an event of default, the acceleration of our debt and the loss of our assets. We and certain of our subsidiaries are guarantors of the obligations of Limited to the lender under the Credit Facility (Guaranties). Pursuant to the Guaranties, we and these subsidiaries granted the lender a first priority security interest in substantially all of our respective assets. Any declaration of an event of default could significantly harm our business and prospects and could cause our stock price to decline. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities, and if we are unable to obtain additional funding, there may be substantial doubt about our ability to continue as a going concern.

Risks Related to the Ownership of Our Common Stock

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

We completed our IPO in April 2010 at a price of $11.00 per share. Subsequently, our common stock has traded as low as $1.09 per share. The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•our ability to successfully commercialize ILUVIEN in the EU, including our ability to build our own commercial infrastructure for the sale of ILUVIEN in Germany, the United Kingdom, Portugal and France;

•the ability of ILUVIEN to be approved in any additional jurisdiction;

•the ability of ILUVIEN or any future products or product candidates, if approved in additional jurisdictions, to achieve commercial success;

•FDA or international regulatory actions, including failure to receive regulatory approval for ILUVIEN or any future products or product candidates;

•quarterly variations in our results of operations or those of our competitors;

•announcements by us or our competitors of acquisitions, regulatory approvals, clinical milestones, new products, significant contracts, commercial relationships or capital commitments;

•third-party coverage and reimbursement policies;

•additions or departures of key personnel;

•commencement of, or our involvement in, litigation;

•our ability to meet our repayment and other obligations under our loan agreements;

•changes in governmental regulations or in the status of our regulatory approvals;

•changes in earnings estimates or recommendations by securities analysts;

•any major change in our board of directors or management;

•results from our clinical trial programs;

•our ability to develop and market new and enhanced products or product candidates on a timely basis;

•general economic conditions and slow or negative growth of our markets; and

•political instability, natural disasters, war and/or events of terrorism.

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

In addition to our outstanding common stock, as of June 30, 2014, there were a total of 7,599,768 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options granted under our equity incentive plans. Upon the exercise of these options, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under the SEC’s Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms.

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

Anti-takeover provisions in our charter and bylaws and in Delaware law could prevent or delay acquisition bids for us that might be considered favorable and could entrench current management.

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may deter, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our restated certificate of incorporation and bylaws:

•authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to thwart a takeover attempt;

•do not provide for cumulative voting in the election of directors, which would allow holders of less than a majority of our outstanding common stock to elect some directors;

•establish a classified Board of Directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•require that directors only be removed from office for cause;

•provide that vacancies on the Board of Directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•contain certain protective provisions in favor of the holders of Series A Convertible Preferred Stock;
•limit who may call special meetings of stockholders;

•prohibit common stockholder action by written consent, requiring all actions of the holders of common stock to be taken at a meeting of the stockholders; and

•establish advance notice requirements for nominating candidates for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2014, we issued the following securities which were not registered under the Securities Act of 1933, as amended, and have not been included previously in a Current Report on Form 8-K. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are “accredited investors” for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act of 1933, as amended (the Securities Act):
Conversion of Preferred Stock
In April 2014, we issued 2,255,639 shares of our common stock pursuant to a conversion of 150,000 shares of Series A Preferred Stock held by an investor.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description

4.11	Warrant Agreement dated as of April 24, 2014 issued to Hercules Technology Growth Capital, Inc.

10.49
Loan and Security Agreement dated as of April 24, 2014 by and among Alimera Sciences Limited, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Technology Growth Capital, Inc.

10.50	Unconditional Guaranty entered into as of April 24, 2014 by Alimera Sciences, Inc. in favor of Hercules Technology Growth Capital, Inc.

10.51	Unconditional Guaranty entered into as of April 24, 2014 by Alimera Sciences B.V. in favor of Hercules Technology Growth Capital, Inc.

10.52	Unconditional Guaranty entered into as of April 24, 2014 by AS C.V. in favor of Hercules Technology Growth Capital, Inc.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Link Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

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

ALIMERA SCIENCES, INC.

August 11, 2014	By:	/s/ C. Daniel Myers
C. Daniel Myers
Chief Executive Officer and President
(Principal Executive Officer)

August 11, 2014	By:	/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.11	Warrant Agreement dated as of April 24, 2014 issued to Hercules Technology Growth Capital, Inc.

10.49
Loan and Security Agreement dated as of April 24, 2014 by and among Alimera Sciences Limited, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Technology Growth Capital, Inc.

10.50	Unconditional Guaranty entered into as of April 24, 2014 by Alimera Sciences, Inc. in favor of Hercules Technology Growth Capital, Inc.

10.51	Unconditional Guaranty entered into as of April 24, 2014 by Alimera Sciences B.V. in favor of Hercules Technology Growth Capital, Inc.

10.52	Unconditional Guaranty entered into as of April 24, 2014 by AS C.V. in favor of Hercules Technology Growth Capital, Inc.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Link Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

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