Form 10-Q
period 2014-09-30
ALIMERA SCIENCES INC
filed 2014-11-14
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 12, 2014 there were 44,296,136 shares of the registrant's Common Stock issued and outstanding.

ALIMERA SCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Interim Condensed Consolidated Financial Statements (unaudited)
ALIMERA SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$61,424	$12,628
Accounts receivable, net	1,097	500
Prepaid expenses and other current assets	2,245	3,474
Inventory, net (Note 5)	1,654	1,786
Deferred financing costs	878	250
Total current assets	67,298	18,638
PROPERTY AND EQUIPMENT, net	1,042	982
INTANGIBLE ASSET, net (Note 6)	24,951	—
TOTAL ASSETS	$93,291	$19,620
CURRENT LIABILITIES:
Accounts payable	$2,855	$1,735
Accrued expenses (Note 7)	1,572	934
Accrued milestone payments	27,000	—
Outsourced services payable	549	603
Note payable (Note 9)	—	1,667
Capital lease obligations	10	10
Total current liabilities	31,986	4,949
NON-CURRENT LIABILITIES:
Derivative warrant liability	19,133	16,381
Note payable, net of discount — less current portion (Note 9)	33,938	3,194
Other non-current liabilities	11	21
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value — 10,000,000 shares authorized at September 30, 2014 and December 31, 2013:
Series A convertible preferred stock, 1,300,000 authorized and 600,000 issued and outstanding at September 30, 2014 and 1,000,000 issued and outstanding at December 31, 2013; liquidation preference of $24,000 at September 30, 2014 and $40,000 at December 31, 2013	19,227	32,045
Common stock, $.01 par value — 100,000,000 shares authorized, 44,272,208 shares issued and outstanding at September 30, 2014 and 31,610,991 shares issued and outstanding at December 31, 2013	443	316
Additional paid-in capital	291,716	240,135
Common stock warrants	1,497	412
Accumulated deficit	(303,997)	(277,345)
Accumulated other comprehensive loss	(663)	(488)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	8,223	(4,925)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$93,291	$19,620
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
NET REVENUE	$2,408	$758	$6,682	$937
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(372)	(57)	(1,312)	(68)
GROSS MARGIN	2,036	701	5,370	869

RESEARCH AND DEVELOPMENT EXPENSES	3,941	1,780	8,376	5,983
GENERAL AND ADMINISTRATIVE EXPENSES	2,958	2,071	8,643	7,151
SALES AND MARKETING EXPENSES	3,680	4,524	10,227	12,985
DEPRECIATION AND AMORTIZATION	82	42	151	101
OPERATING EXPENSES	10,661	8,417	27,397	26,220

INTEREST EXPENSE, NET AND OTHER	(408)	(134)	(862)	(397)
UNREALIZED FOREIGN CURRENCY (LOSS) GAIN, NET	(255)	508	(457)	552
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	2,324	6,229	(2,752)	(6,107)
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	(440)	(153)
NET LOSS BEFORE TAXES	(6,964)	(1,113)	(26,538)	(31,456)
PROVISION FOR TAXES	(45)	—	(114)	—
NET LOSS	$(7,009)	$(1,113)	$(26,652)	$(31,456)
ACCRETION OF PREFERRED STOCK BENEFICIAL CONVERSION FEATURE	—	—	—	(4,950)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(7,009)	$(1,113)	$(26,652)	$(36,406)
NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS — Basic and diluted	$(0.17)	$(0.04)	$(0.68)	$(1.15)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	41,062,814	31,591,289	39,083,187	31,570,739
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
NET LOSS	$(7,009)	$(1,113)	$(26,652)	$(31,456)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(197)	(270)	(175)	(225)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(197)	(270)	(175)	(225)
COMPREHENSIVE LOSS	$(7,206)	$(1,383)	$(26,827)	$(31,681)

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,652)	$(31,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from early extinguishment of debt	440	153
Depreciation and amortization	151	101
Unrealized foreign currency transaction loss (gain)	457	(552)
Amortization of deferred financing costs and debt discount	261	118
Stock-based compensation expense	2,833	1,597
Change in fair value of derivative warrant liability	2,752	6,107
Changes in assets and liabilities:
Accounts receivable	(679)	(451)
Prepaid expenses and other current assets	1,307	(1,130)
Inventory	(9)	(2,227)
Accounts payable	1,341	717
Accrued expenses and other current liabilities	2,649	(866)
Other long-term liabilities	(2)	(204)
Net cash used in operating activities	(15,151)	(28,093)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(163)	(386)
Net cash used in investing activities	(163)	(386)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	709	59
Proceeds from sale of common stock	37,543	33
Payment of issuance cost of common stock	(2,389)	—
Payment of principal on notes payable	(4,861)	(3,030)
Payment of debt extinguishment costs	(246)	—
Proceeds from issuance of notes payable	35,000	5,000
Payment of debt costs	(1,016)	(292)
Payment of capital lease obligations	(7)	(9)
Net cash provided by financing activities	64,733	1,761
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(623)	258
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,796	(26,460)
CASH AND CASH EQUIVALENTS — Beginning of period	12,628	49,564
CASH AND CASH EQUIVALENTS — End of period	$61,424	$23,104
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$502	$511
Supplemental schedule of non-cash investing and financing activities:
Property and equipment under capital leases	$—	$33
Intangible assets in accrued milestone payments	$25,000	$—
There were no income tax or dividend payments made during the nine months ended September 30, 2014 and 2013.

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS
Alimera Sciences, Inc., and its wholly-owned subsidiaries (the Company), is a pharmaceutical company that specializes in the research, development and commercialization of prescription ophthalmic pharmaceuticals. The Company was formed on June 4, 2003 under the laws of the State of Delaware.
The Company is presently focused on diseases affecting the back of the eye, or retina, because the Company’s management believes these diseases are inadequately treated with current therapies and represent a significant market opportunity. The Company’s only commercially approved product is ILUVIEN®, which has been developed to treat diabetic macular edema (DME). DME is a disease of the retina that affects individuals with diabetes and can lead to severe vision loss and blindness. ILUVIEN has received marketing authorization in the United States (U.S.), United Kingdom, Austria, Portugal, France, Germany, Spain, Italy, Norway, Denmark, Sweden and Belgium, and has been recommended for marketing authorization in six additional European Union (EU) countries. In the U.S., ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure (IOP). In the EU countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. As part of the approval process in the EU, the Company has committed to conduct a five-year, post-authorization, open label registry study of ILUVIEN in 800 patients.
In September 2013, the Company submitted an application to the Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom, as the Reference Member State, for ten additional EU country approvals through the Mutual Recognition Procedure (MRP). In June 2014, the Company received a positive outcome from the Repeat-Use Procedure for ILUVIEN in these ten countries. In the second, third and fourth quarters of 2014, the Company received marketing authorizations resulting from the MRP in Norway, Denmark, Sweden and Belgium. The regulatory process in Ireland, the Netherlands, Luxembourg, Finland, Poland and the Czech Republic is in the national phase in which each country grants marketing authorization.
In September 2014, the Company received notification from the U.S. Food and Drug Administration (FDA) that the New Drug Application (NDA) for ILUVIEN was approved for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in IOP.
The Company launched ILUVIEN in the United Kingdom and Germany in the second quarter of 2013 and currently plans to launch ILUVIEN in Portugal in late 2014 and the U.S. in early 2015. The Company was able to launch in Germany without price restrictions, but continues to work with the statutory health insurance funds in Germany to streamline reimbursement for ILUVIEN.
In October 2013, the United Kingdom’s National Institute for Health and Care Excellence (NICE) issued a positive Final Appraisal Determination recommending ILUVIEN funding, taking into consideration a simple patient access scheme (PAS) for the treatment of pseudophakic eyes (eyes with an artificial lens) in chronic DME patients considered insufficiently responsive to available therapies. The Company began receiving orders for ILUVIEN from several NHS facilities in January 2014 following the final technology appraisal guidance that was published in November 2013. Further, in February 2014, the Scottish Medicines Consortium, after completing its assessment and review of a similar simple PAS, announced that is has accepted ILUVIEN for restricted use within the NHS Scotland.
In July 2013, the Transparency Commission (Commission de la Transparence or CT) of the French National Health Authority (Haute Autorite de Sante) issued a favorable opinion for the reimbursement and hospital listing of ILUVIEN for the treatment of chronic DME considered insufficiently responsive to available therapies. In the opinion, ILUVIEN was deemed as providing a "moderate medical benefit" as defined by the Service Medical Rendu. The Company continues to negotiate with the French authorities, but has not yet reached an agreement on price. If the Company and the French authorities agree on a price for ILUVIEN, patients will be reimbursed for 100% of the cost of ILUVIEN under the Affection de Longue Duree, a specific program for severe chronic diseases such as diabetes. When comparing the clinical benefit of ILUVIEN to existing therapies, the CT rated the product at "level IV" (Amelioration du Service Medical Rendu or ASMR) which will be used in considering the price and any reimbursement conditions for ILUVIEN in France.
In July 2014, the Company reached agreement with INFARMED, the marketing authorization body of the Portuguese Ministry of Health, for the pricing and reimbursement of ILUVIEN for the public sector in Portugal. The Company currently plans to make ILUVIEN commercially available in Portugal in late 2014.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. BASIS OF PRESENTATION
The Company has prepared the accompanying unaudited interim condensed consolidated financial statements and notes thereto (interim financial statements) in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s interim financial information.
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
Reclassifications
Within the Operating expenses section of the unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2013, we reclassified depreciation expense of $42,000 and $101,000, respectively, from General and administrative expenses to Depreciation and amortization to conform to the current year presentation.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016 for public entities, with no early adoption permitted. The Company is still evaluating the potential impact of adopting this guidance on its financial statements.
In June 2014, the FASB issued ASU 2014-12, “Compensation Stock - Compensation (Topic 718).” ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company is still evaluating the potential impact of adopting this guidance on its financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. ASU 2014-15 provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is still evaluating the potential impact of adopting this guidance on its financial statements.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. FACTORS AFFECTING OPERATIONS
To date the Company has incurred negative cash flow from operations, and has accumulated a deficit of $303,997,000 from the Company’s inception through September 30, 2014. As of September 30, 2014, the Company had approximately $61,424,000 in cash and cash equivalents.
The Company believes that it has sufficient funds available to fund its operations for the continued commercialization of ILUVIEN in Germany and the United Kingdom, and the projected launch of ILUVIEN in Portugal and the U.S. The Company will seek to raise additional financing to fund its working capital needs associated with the commercialization of ILUVIEN in the U.S. If the Company is unable to raise additional financing, then it may adjust its commercial plans so that it can continue to operate with its existing cash resources.
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
5. INVENTORY

Inventory consisted of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Component parts (1)	$195	$266
Work-in-process (2)	1,217	587
Finished goods	918	1,343
Total inventory	2,330	2,196
Inventory reserve	(676)	(410)
Inventory — net	$1,654	$1,786

(1) Component parts inventory consisted of manufactured components of the ILUVIEN applicator.
(2) Work-in-process consisted of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing as required by regulatory authorities.
6. INTANGIBLE ASSETS
The Company had no intangible assets as of December 31, 2013. As a result of the FDA's approval of the NDA for ILUVIEN in September 2014, the Company was required to pay pSivida US, Inc. (pSivida) a milestone payment of $25,000,000 (the pSivida Milestone Payment) in October 2014 (see Note 8). At September 30, 2014, the pSivida Milestone Payment was capitalized as an intangible asset and was included as a part of accrued milestone payments on the accompanying balance sheet.
The gross carrying amount of the intangible asset was $25,000,000 and the amortization expense related to the intangible asset was $49,000 for both the three and nine months ended September 30, 2014. The net book value of the intangible asset was $24,951,000 as of September 30, 2014.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Accrued clinical investigator expenses	$374	$562
Accrued other compensation expenses	825	106
Other accrued expenses	373	266
Total accrued expenses	$1,572	$934
8. LICENSE AGREEMENTS
The Company entered into an agreement with pSivida for the use of fluocinolone acetonide (FAc) in pSivida’s proprietary delivery device in February 2005, which was subsequently amended in 2008. pSivida is a global drug delivery company committed to the biomedical sector and the development of drug delivery products. The agreement with pSivida provides the Company with a worldwide exclusive license to develop and sell ILUVIEN.
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
The Company must share 20% of the net profits of ILUVIEN and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN, as defined by the agreement, with pSivida. In connection with this arrangement, the Company is entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of September 30, 2014 and December 31, 2013, the Company was owed approximately $14,322,000 and $12,219,000, respectively, in commercialization costs. Due to the uncertainty of future net profits, the Company has fully reserved these amounts in the accompanying interim condensed consolidated financial statements. As a result of the FDA's approval of the NDA for ILUVIEN in September 2014, the Company made the pSivida Milestone Payment of $25,000,000 in October 2014. At September 30, 2014, the pSivida Milestone Payment was capitalized as an intangible asset and was included as a part of accrued milestone payments on the accompanying balance sheet.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. LOAN AGREEMENTS
2013 Loan Agreement
In May 2013, Alimera Sciences Limited (Limited) entered into a loan and security agreement (2013 Loan Agreement) with Silicon Valley Bank (SVB) to provide Limited with additional working capital for general corporate purposes. Under the 2013 Loan Agreement, SVB made a term loan (2013 Term Loan) in the principal amount of $5,000,000 to Limited and agreed to provide up to an additional $15,000,000 to Limited under a working capital line of credit (2013 Line of Credit). In connection with the 2013 Loan Agreement, a previous term loan was repaid in full and terminated. In accordance with ASC 470-50-40-17, the Company recognized a loss on early extinguishment of debt of $153,000 during the three and nine months ended September 30, 2013, associated with the remaining unamortized deferred financing costs, unamortized discount associated with the warrants issued to the lenders, a final interest payment, a prepayment penalty and a lender fee and warrants associated with the 2013 Loan Agreement. No advances were made at closing under the 2013 Line of Credit and no amounts were outstanding as of December 31, 2013. In April 2014, the 2013 Term Loan was repaid and the 2013 Line of Credit was terminated in connection with the 2014 Loan Agreement described below.
The 2013 Term Loan provided for interest only payments for six months followed by 36 monthly payments of interest, plus principal. Limited made its first amortization payment on the 2013 Term Loan in December 2013. Interest on outstanding borrowings under the 2013 Term Loan were payable at the rate of 7.50%. Borrowings under the 2013 Line of Credit would have been advanced at 80% of eligible accounts receivable as defined in the 2013 Loan Agreement. Interest was payable on the balance of eligible accounts financed at the rate of 2.75% above SVB's most recently announced “prime rate.” Limited was also required to pay SVB on a monthly basis an unused line fee equal to 0.25% per annum of the average unused portion of the 2013 Line of Credit during the preceding month. The maturity dates were September 30, 2015 with respect to the 2013 Line of Credit and October 31, 2016 with respect to the 2013 Term Loan.
In connection with entering into the 2013 Loan Agreement, Limited paid SVB a facility fee of $25,000. Additionally, the Company re-priced warrants to purchase an aggregate of up to 31,818 shares of the Company’s common stock previously issued to SVB in connection with an earlier term loan. Upon re-pricing, each of the warrants was exercisable immediately at a per-share exercise price of $2.86 and had a remaining term of 7.4 years. The Company estimated the incremental fair value received by SVB using the Black-Scholes option pricing model to be $46,000. In accordance with ASC 470-50-40-17, the Company expensed the facility fee and incremental value of the warrants associated with the 2013 Term Loan as part of the loss on early extinguishment of the earlier term loan. During the three and nine months ended September 30, 2013 the Company incurred interest expense of $11,000 and $44,000, respectively, in connection with the earlier term loan.
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
2014 Loan Agreement
In April 2014, Limited entered into a loan and security agreement (2014 Loan Agreement) with Hercules Technology Growth Capital, Inc. (Hercules) providing for a term loan of up to $35,000,000 (2014 Term Loan). Under the 2014 Loan Agreement, Hercules made an advance in the initial principal amount of $10,000,000 to Limited at closing to provide Limited with additional working capital for general corporate purposes and to repay the 2013 Term Loan. Hercules made an additional advance of $25,000,000 to Limited in September 2014 following the approval of ILUVIEN by the FDA in September 2014 to fund the pSivida Milestone Payment. The 2014 Term Loan provides for interest only payments through November 2015. The interest only period may be extended until June 1, 2017 if the Company realizes certain revenue thresholds and no event of default has occurred under the 2014 Loan Agreement. Interest on the 2014 Term Loan accrues at a floating per annum rate equal to the greater of (i) 10.90%, or (ii) the sum of (A) 7.65%, plus (B) the prime rate. Following the interest only period the term loan will be due and payable to Hercules in equal monthly payments of principal and interest through May 1, 2018.
In connection with the initial advance, Limited paid to Hercules a facility charge of $262,500 and incurred legal and other fees of approximately $383,000. Limited incurred $375,000 in additional fees in connection with the second advance which were included in accounts payable at September 30, 2014 and paid in October 2014. If Limited repays the 2014 Term Loan prior to maturity, it will pay Hercules a prepayment penalty of 1.25% of the total principal amount repaid.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Limited and the Company, on a consolidated basis with its other subsidiaries, also agreed to customary affirmative and negative covenants and events of default in connection with these arrangements. The occurrence of an event of default could result in the acceleration of Limited’s obligations under the 2014 Loan Agreement and an increase to the applicable interest rate, and would permit Hercules to exercise remedies with respect to the collateral under the 2014 Loan Agreement.
Limited’s obligations to Hercules are secured by a first priority security interest in substantially all of Limited’s assets, excluding intellectual property. Hercules does, however, maintain a negative pledge on Limited’s intellectual property requiring Hercules' consent prior to the sale of such intellectual property. The Company and certain of the Company’s other subsidiaries are guarantors of the obligations of Limited to Hercules under the 2014 Loan Agreement pursuant to separate guaranty agreements between Hercules and each of Limited and such subsidiaries (Guaranties). Pursuant to the Guaranties, the Company and these subsidiaries granted Hercules a first priority security interest in substantially all of their respective assets excluding intellectual property.
In connection with Limited entering into the 2014 Loan Agreement, the Company entered into a warrant agreement with Hercules to purchase up to 285,016 shares of the Company’s common stock at an exercise price of $6.14 per share. Sixty percent of the warrants were exercisable at the closing in April 2014 and the remaining 40% became exercisable upon the funding of the additional $25,000,000 to Limited in September 2014.
The weighted average interest rates of the Company's notes payable approximate the rate at which the Company could obtain alternative financing; therefore, the carrying amount of the notes approximated their fair value at September 30, 2014 and December 31, 2013.
Fair Value of Debt
The Company utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of the note payable (see Note 15).
The weighted average interest rates of the Company's notes payable approximate the rate at which the Company could obtain alternative financing; therefore, the carrying amount of the notes approximated their fair value at September 30, 2014 and December 31, 2013.

10. LOSS PER SHARE (EPS)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Series A convertible preferred stock	9,022,556	15,037,593	9,022,556	15,037,593
Series A convertible preferred stock warrants	4,511,279	4,511,279	4,511,279	4,511,279
Common stock warrants	362,970	112,861	362,970	112,861
Stock options	7,582,462	5,925,838	7,582,462	5,925,838
Total	21,479,267	25,587,571	21,479,267	25,587,571

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. PREFERRED STOCK
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
These warrants are considered derivative instruments because the agreements provide for settlement in Series A Convertible Preferred Stock shares or common stock shares at the option of the holder, an adjustment to the warrant exercise price for common shares at some point in the future, and contain anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. Therefore the warrants were recorded as a liability at issuance. At September 30, 2014 and December 31, 2013, the fair market value of the warrants was estimated to be $19,133,000 and $16,381,000, respectively. During the three months ended September 30, 2014 and 2013, the Company recorded gains of $2,324,000 and $6,229,000, respectively, as a result of the change in fair value of the warrants. During the nine months ended September 30, 2014 and 2013, the Company recorded losses of $2,752,000 and $6,107,000, respectively, as a result of the change in fair value of the warrants.
In April 2014, 2,255,639 shares of common stock were issued pursuant to the conversion of 150,000 shares of Series A Convertible Preferred Stock held by an investor. In September 2014, 3,759,398 shares of common stock were issued pursuant to the conversion of 250,000 shares of Series A Convertible Preferred Stock held by another investor.

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
In April 2014, 2,255,639 shares of common stock were issued pursuant to the conversion of 150,000 shares of Series A Convertible Preferred Stock held by an investor. In September 2014, 3,759,398 shares of common stock were issued pursuant to the conversion of 250,000 shares of Series A Convertible Preferred Stock held by another investor.
During the nine months ended September 30, 2014 and 2013, 23,487 and 15,174 shares of the Company’s common stock were acquired through its employee stock purchase plan resulting in proceeds of $43,000 and $33,000, respectively.
13. STOCK INCENTIVE PLANS
Stock Option Plans
During the three months ended September 30, 2014 and 2013, the Company recorded compensation expense related to stock options of approximately $970,000 and $599,000, respectively. During the nine months ended September 30, 2014 and 2013, the Company recorded compensation expense related to stock options of approximately $2,799,000 and $1,575,000, respectively. As of September 30, 2014, the total unrecognized compensation cost related to non-vested stock options granted was $6,582,000 and is expected to be recognized over a weighted average period of 2.69 years. The following table presents a summary of stock option activity for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	7,599,768	$2.89	5,895,838	$2.73	7,566,438	$2.74	5,493,079	$2.67
Grants	165,000	5.66	35,000	3.80	480,000	5.66	595,000	3.13
Forfeitures	(10,208)	3.45	(5,000)	4.38	(109,375)	2.62	(127,412)	2.15
Exercises	(172,098)	2.18	—	—	(354,601)	2.00	(34,829)	1.70
Options outstanding at period end	7,582,462	2.96	5,925,838	2.74	7,582,462	2.96	5,925,838	2.74
Options exercisable at period end	4,148,647	3.18	3,062,658	3.08	4,148,647	3.18	3,062,658	3.08
Weighted average per share fair value of options granted during the period	$4.55		$3.01		$4.71		$2.42
The following table provides additional information related to outstanding stock options, exercisable stock options, and stock options expected to vest as of September 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	7,582,462	$2.96	7.23 years	$21,194
Exercisable	4,148,647	3.18	5.93 years	11,619
Exercisable and expected to vest	7,121,936	2.98	7.13 years	19,888

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides additional information related to outstanding stock options, exercisable stock options, and stock options expected to vest as of December 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	7,566,438	$2.74	7.63 years	$17,759
Exercisable	3,304,981	3.09	5.45 years	7,589
Exercisable and expected to vest	6,774,099	2.79	7.46 years	16,123

Employee Stock Purchase Plan
During the three months ended September 30, 2014 and 2013, the Company recorded compensation expense related to its employee stock purchase plan of approximately $14,000 and $8,000, respectively. During the nine months ended September 30, 2014 and 2013, the Company recorded compensation expense related to its employee stock purchase plan of approximately $35,000 and $22,000, respectively.

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

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items. The Company’s effective tax rate for the three and nine months ended September 30, 2014 properly excluded tax benefits associated with year-to-date pre-tax losses generated in the U.S. and the Netherlands. Income tax positions are considered for uncertainty in accordance with ASC 740-10. The Company believes that its income tax filing positions and deductions are more likely than not to be sustained on audit ; therefore, no ASC 740-10 liabilities and no related penalties and interest have been recorded. The Company does not anticipate any material changes to its uncertain tax positions within the next 12 months. Tax years since 2003 remain subject to examination in Georgia, Tennessee, and at the federal level. The time period is longer than the standard statutory 3-year period due to net operating losses (NOLs) from 2003 being available for utilization. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which the NOLs are utilized. Tax years since 2012 remain subject to examination in the United Kingdom.
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
At December 31, 2013, the Company had federal NOL carry-forwards of approximately $80,158,000 and state NOL carry-forwards of approximately $63,626,000 available to reduce future income. The Company's federal NOL carry-forwards remain fully reserved as of September 30, 2014. If not utilized, the federal NOL carry-forwards will expire at various dates between 2029 and 2033 and the state NOL carry-forwards will expire at various dates between 2020 and 2033.
The Company's NOL carry-forwards may be subject to annual limitations under Internal Revenue Code (IRC) Section 382 (or comparable provisions of state law) in the event that certain changes in ownership of the Company were to occur. The Company periodically evaluates its NOL carry-forwards and whether certain changes in ownership, including its IPO, have occurred that would limit its ability to utilize a portion of the Company's NOL carry-forwards. If it is determined that significant ownership changes have occurred since the Company generated its NOL carry-forwards, the Company may be subject to annual limitations on the use of these NOL carry-forwards under IRC Section 382 (or comparable provisions of state law). The issuance shares of the Company's Series A Convertible Preferred Stock on October 2, 2012 constituted such a change in ownership. As a result of this change in ownership, approximately $13,700,000 of the Company's NOL carry-forwards generated prior to the change in ownership are not available to be utilized in the future.

The Company's foreign subsidiaries commenced business during 2013. The Company intends to indefinitely reinvest in its foreign subsidiaries all undistributed earnings of and original investments in such subsidiaries. As a result, the Company has not recorded a deferred tax liability related to excess of book over tax basis in the stock of its foreign subsidiaries in accordance with ASC 740-30-25.

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
There have been no changes in the methodologies used at September 30, 2014 and December 31, 2013.
The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents (1)	$27,194	$—	$—	$27,194
Assets measured at fair value	$27,194	$—	$—	$27,194

Liabilities:
Derivative warrant liability (2)	$—	$19,133	$—	$19,133
Liabilities measured at fair value	$—	$19,133	$—	$19,133

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents (1)	$6,944	$—	$—	$6,944
Assets measured at fair value	$6,944	$—	$—	$6,944

Liabilities:
Derivative warrant liability (2)	$—	$16,381	$—	$16,381
Liabilities measured at fair value	$—	$16,381	$—	$16,381

(1)	The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

(2)
The Company uses the Black-Scholes option pricing model and assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. Assumptions used are generally consistent with those disclosed for stock based compensation (see Note 13).

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts of our accounts receivable and accounts payable approximate fair value as of September 30, 2014. The fair values of the Company’s note payable is disclosed in Note 9. The Company utilized Level 2 inputs to determine the fair value of our accounts receivable and accounts payable.

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
Various statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

•	uncertainty as to our ability to successfully commercialize ILUVIEN in the EU and the U.S.;

•	our limited sales and marketing infrastructure;

•	our ability to raise sufficient additional financing;

•	uncertainty as to the pricing and reimbursement guidelines for ILUVIEN or any future products or product candidates, including ILUVIEN;

•	delay in or failure to obtain regulatory approval of ILUVIEN in additional countries or any future products or product candidates;

•	our inability to successfully market and sell ILUVIEN following regulatory approval in additional markets;

•	our ability to operate our business in compliance with the covenants and restrictions that we are subject to under our credit facility;

•	uncertainty as to the relationship between the benefits of ILUVIEN or any future products or product candidates and the risks of their side-effect profiles;

•	the extent of government regulations; and

•	dependence on third-party manufacturers to manufacture ILUVIEN or any future products or product candidates in sufficient quantities and quality.
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

Overview
Alimera Sciences, Inc., and its wholly-owned subsidiaries (we, Alimera or the Company), is a pharmaceutical company that specializes in the research, development and commercialization of prescription ophthalmic pharmaceuticals. We are presently focused on diseases affecting the back of the eye, or retina, because we believe these diseases are inadequately treated with current therapies and represent a significant market opportunity.
Our only commercial product is ILUVIEN®, which has been developed to treat diabetic macular edema (DME). DME is a disease of the retina that affects individuals with diabetes and can lead to severe vision loss and blindness. ILUVIEN has received marketing authorization in the U.S., United Kingdom, Austria, Portugal, France, Germany, Spain, Italy, Norway, Denmark, Sweden and Belgium, and has been recommended for marketing authorization in six additional EU countries. In the U.S., ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure (IOP). In the EU countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. As part of the approval process in the EU, we have committed to conduct a five-year, post-authorization, open label registry study of ILUVIEN in 800 patients treated.
In September 2013, we submitted an application to the Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom, as the Reference Member State, for ten additional EU country approvals through the Mutual Recognition Procedure (MRP). In June 2014, we received a positive outcome from the Repeat-Use Procedure for ILUVIEN in these ten countries. In the second, third and fourth quarters of 2014, we received marketing authorizations resulting from the MRP in Norway, Denmark, Sweden and Belgium. The regulatory process in Ireland, the Netherlands, Luxembourg, Finland, Poland and the Czech Republic is in the national phase in which each country grants marketing authorization.
In September 2014, we received notification from the U.S. Food and Drug Administration (FDA) of the approval of the New Drug Application (NDA) for ILUVIEN for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in IOP.
We launched ILUVIEN in the United Kingdom and Germany in the second quarter of 2013 and currently plan to launch ILUVIEN in Portugal in late 2014 and the U.S. in early 2015. We were able to launch in Germany without price restrictions, but continue to work with the statutory health insurance funds in Germany to streamline reimbursement for ILUVIEN.
In October 2013, the United Kingdom’s National Institute for Health and Care Excellence (NICE) issued a positive Final Appraisal Determination recommending ILUVIEN funding, taking into consideration a simple patient access scheme (PAS) for the treatment of pseudophakic eyes (eyes with an artificial lens) in chronic DME patients considered insufficiently responsive to available therapies. We began receiving orders for ILUVIEN from several National Health Service (NHS) England and Wales facilities in January 2014 following the final technology appraisal guidance that was published in November 2013. Further, in February 2014, the Scottish Medicines Consortium, after completing its assessment and review of a similar simple PAS, announced that is has accepted ILUVIEN for restricted use within the NHS Scotland.
In July 2013, the Transparency Commission (Commission de la Transparence or CT) of the French National Health Authority (Haute Autorite de Sante) issued a favorable opinion for the reimbursement and hospital listing of ILUVIEN for the treatment of chronic DME considered insufficiently responsive to available therapies. In the opinion, ILUVIEN was deemed as providing a "moderate medical benefit" as defined by the Service Medical Rendu. We continue to negotiate with the French authorities, but have not yet reached an agreement on price. If we and the French authorities agree on a price for ILUVIEN, patients will be reimbursed for 100% of the cost of ILUVIEN under the Affection de Longue Duree, a specific program for severe chronic diseases such as diabetes. When comparing the clinical benefit of ILUVIEN to existing therapies , the CT rated the product at "level IV" (Amelioration du Service Medical Rendu or ASMR) which will be used in considering the price and any reimbursement conditions for ILUVIEN in France.
In July 2014, we reached agreement with INFARMED, the marketing authorization body of the Portuguese Ministry of Health, for the pricing and reimbursement of ILUVIEN for the public sector in Portugal. We currently plan to make ILUVIEN commercially available in Portugal in late 2014.
We were formed June 4, 2003 under the laws of the State of Delaware. Since our inception we have incurred significant losses. As of September 30, 2014, we have accumulated a deficit of $304.0 million. We expect to incur substantial losses as we:

•	continue the commercialization of ILUVIEN in the EU;

•	commercialize ILUVIEN in the U.S.;

•	continue to seek regulatory approval of ILUVIEN in other jurisdictions;

•	evaluate the use of ILUVIEN for the treatment of other diseases; and

•	advance the clinical development of any future products or product candidates either currently in our pipeline, or that we may license or acquire in the future.
As of September 30, 2014, we had approximately $61.4 million in cash and cash equivalents.
We launched ILUVIEN in the United Kingdom and Germany in the second quarter of 2013 and currently plan to launch ILUVIEN in Portugal in late 2014 and the U.S. in early 2015. We do not expect to have positive cash flow from operations until late 2015, if at all. Due to the limited revenue generated by ILUVIEN to date, we may not be able to maintain compliance with covenants under our loan and security agreement (2014 Loan Agreement) with Hercules Technology Growth Capital, Inc. (Hercules) which provides for a term loan of up to $35,000,000 (2014 Term Loan). In an event of default under our 2014 Loan Agreement, Hercules may call the 2014 Term Loan, and we would need to raise additional financing. If we are unable to obtain additional financing, we will need to adjust our commercial plans so that we can continue to operate with our existing cash resources or there may be substantial doubt about our ability to continue as a going concern.

Our Agreement with pSivida
We entered into an agreement with pSivida in February 2005, which was subsequently amended and restated in March 2008, for the use of fluocinolone acetonide (FAc) in pSivida’s proprietary delivery device. pSivida is a global drug delivery company committed to the biomedical sector and the development of drug delivery products. Our agreement with pSivida provides us with a worldwide exclusive license to develop and sell ILUVIEN, which consists of a tiny polyimide tube with membrane caps that is filled with FAc in a polyvinyl alcohol matrix for delivery to the back of the eye for the treatment and prevention of eye diseases in humans (other than uveitis). This agreement also provides us with a worldwide non-exclusive license to develop and sell pSivida’s proprietary delivery device to deliver other corticosteroids to the back of the eye for the treatment and prevention of eye diseases in humans (other than uveitis) or to treat DME by delivering a compound to the back of the eye through a direct delivery method through an incision required for a 25-gauge or larger needle. We do not have the right to develop and sell pSivida’s proprietary delivery device for indications for diseases outside of the eye or for the treatment of uveitis. Further, our agreement with pSivida permits pSivida to grant to any other party the right to use its intellectual property (i) to treat DME through an incision smaller than that required for a 25-gauge needle, unless using a corticosteroid delivered to the back of the eye, (ii) to deliver any compound outside the back of the eye unless it is to treat DME through an incision required for a 25-gauge or larger needle, or (iii) to deliver non-corticosteroids to the back of the eye, unless it is to treat DME through an incision required for a 25-gauge or larger needle.
The agreement provides that after commercialization of ILUVIEN, pSivida will be entitled to 20% of the net profits. If we were to enter into any sub-license of ILUVIEN, we must share 20% of net profits and 33% of any lump sum milestone payments received from a sub-licensee, as defined in the agreement, with pSivida. In connection with this arrangement we are entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of September 30, 2014 and December 31, 2013, pSivida owed us $14.3 million and $12.2 million, respectively, in commercialization costs. Due to the uncertainty of future profits from ILUVIEN, we have fully reserved these amounts in the accompanying unaudited interim condensed consolidated financial statements.
As a result of the FDA approval of ILUVIEN in September 2014, we paid pSivida a milestone payment of $25.0 million (the pSivida Milestone Payment) in October 2014. The pSivida Milestone Payment was accrued as a current liability at September 30, 2014 on the accompanying balance sheet.
Our Loan Agreements
2013 Loan Agreement
In May 2013, Alimera Sciences Limited (Limited), our subsidiary, entered into a loan and security agreement (2013 Loan Agreement) with Silicon Valley Bank (SVB) to provide Limited with additional working capital for general corporate purposes. Under the 2013 Loan Agreement, SVB has made a term loan (2013 Term Loan) in the principal amount of $5.0 million to Limited and agreed to provide up to an additional $15.0 million to Limited under a working capital line of credit (2013 Line of Credit). In connection with the 2013 Loan Agreement, a previous term loan was repaid in full and terminated. In accordance with ASC 470-50-40-17, we recognized a loss on early extinguishment of debt of $153,000 during the nine months ended September 30, 2013, associated with the remaining unamortized deferred financing costs, unamortized discount associated with the warrants issued to the lenders, a final interest payment, a prepayment penalty and a lender fee and warrants associated with the 2013 Loan Agreement. No advances were made at closing under the 2013 Line of Credit and no amounts were outstanding as of December 31, 2013, respectively. In April 2014, the 2013 Term Loan was repaid and the 2013 Line of Credit was terminated in connection with the 2014 Loan Agreement described below.
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
2014 Loan Agreement
In April 2014, Limited entered into the 2014 Loan Agreement with Hercules. Under the 2014 Loan Agreement, Hercules made a term loan advance in the initial principal amount of $10.0 million to Limited at closing to provide Limited with additional working capital for general corporate purposes and to repay the 2013 Term Loan. Hercules made an additional advance of $25.0 million to Limited in September 2014 as a result of the approval of ILUVIEN by the FDA in September 2014 to fund the pSivida Milestone Payment. The 2014 Term Loan provides for interest only payments through November 2015. The interest only period may be extended until June 1, 2017 if we realize certain revenue thresholds and no event of default has occurred under the 2014 Loan Agreement. Interest on the 2014 Term Loan accrues at a floating per annum rate equal to the greater of (i) 10.90%, or (ii) the sum of (A) 7.65%, plus (B) the prime rate. Following the interest only period the term loan will be due and payable to Hercules in equal monthly payments of principal and interest through May 1, 2018.
In connection with the initial advance, Limited paid to Hercules a facility charge of $262,500 and incurred legal and other fees of approximately $383,000. Limited incurred $375,000 in additional fees in connection with the second advance which were included in accounts payable at September 30, 2014 and paid in October 2014. If Limited repays the 2014 Term Loan prior to maturity, it will pay Hercules a prepayment penalty of 1.25% of the total principal amount repaid.
We also agreed to customary affirmative and negative covenants and events of default in connection with these arrangements. The occurrence of an event of default could result in the acceleration of Limited’s obligations under the 2014 Loan Agreement and an increase to the applicable interest rate, and would permit Hercules to exercise remedies with respect to the collateral under the 2014 Loan Agreement.
Limited’s obligations to Hercules are secured by a first priority security interest in substantially all of Limited’s assets, excluding intellectual property. Hercules does, however, maintain a negative pledge on Limited’s intellectual property requiring Hercules' consent prior to the sale of such intellectual property. We and certain of our subsidiaries are guarantors of the obligations of Limited to Hercules under the 2014 Loan Agreement pursuant to separate guaranty agreements between Hercules and each of Limited and such subsidiaries (Guaranties). Pursuant to the Guaranties, we and these subsidiaries granted Hercules a first priority security interest in substantially all of their respective assets excluding intellectual property.
In connection with Limited entering into the 2014 Loan Agreement, we entered into a warrant agreement with Hercules to purchase up to 285,016 shares of our common stock at an exercise price of $6.14 per share. Sixty percent of the warrants were exercisable at the closing in April 2014 and the remaining 40% became exercisable upon the funding of the additional $25.0 million to Limited in September 2014.
The weighted average interest rates of our notes payable approximate the rate at which we could obtain alternative financing; therefore, the carrying amount of the notes approximated their fair value at September 30, 2014 and December 31, 2013.

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
Our only commercial product is ILUVIEN, which has received marketing authorization in the U.S., United Kingdom, Austria, France, Germany, Portugal, Spain, Italy, Norway, Denmark, Sweden and Belgium, and has been recommended for marketing authorization in six additional EU countries. In the U.S., ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in IOP. In the EU countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. ILUVIEN has not been approved in any jurisdiction other than as set forth above. In order to grant marketing approval, a health authority such as the FDA or foreign regulatory agencies must conclude that clinical and preclinical data establish the safety and efficacy of ILUVIEN or any future products or product candidates with an appropriate benefit to risk profile relevant to a particular indication, and that the product can be manufactured under current Good Manufacturing Practice (cGMP) in a reproducible manner to deliver the product’s intended performance in terms of its stability, quality, purity and potency. Until our submissions are reviewed by health authorities, there is no way to predict the outcome of their review. Even if the clinical studies meet their predetermined primary endpoints, and a registration dossier is accepted for filing, a health authority could still determine that an appropriate benefit to risk relationship does not exist for the indication that we are seeking. We cannot forecast with any degree of certainty whether ILUVIEN or any future products or product candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our development projects or when and to what extent we will receive cash inflows from the commercialization and sale of an approved product candidate.

General and Administrative Expenses
General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including finance, accounting, information technology and human resources. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. We expect to continue to incur significant costs to comply with the corporate governance, internal control and similar requirements applicable to public companies
Within the Operating expenses section of the unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2013, we reclassified depreciation expense of $42,000 and $101,000, respectively, from General and administrative expenses to Depreciation and amortization to conform to the current year presentation.
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
We launched ILUVIEN in the United Kingdom and Germany in April and May of 2013, respectively, and currently plan to launch ILUVIEN in Portugal in late 2014 and the U.S. in early 2015.We expect significant increases in our marketing and selling expenses as we continue the commercialization of ILUVIEN in these countries.
In November 2012, we entered into an agreement with Quintiles Commercial Europe Limited. Under the agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) will provide certain services to us in relation to the commercialization of ILUVIEN, in certain countries in Europe under subsequent project orders. Such services may include marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, regulatory, medical science liaison and communications and/or other advisory services. As of September 30, 2014, we had entered into eight project orders with Quintiles Commercial for the provision of sales, marketing, management, market access and medical science personnel in Germany, the United Kingdom and France. Under these project orders Quintiles Commercial employed 19 persons fully dedicated to Alimera as of September 30, 2014. Quintiles Commercial also employed three persons partially dedicated to Alimera in Germany, the United Kingdom and France, as of September 30, 2014. In July 2014, seven of the project orders were amended, effective July 1, 2014, to align the terms with the actual staffing in place and provide for the early termination of the three project orders associated with Germany as of December 31, 2014 and transition of the German positions to our payroll effective January 1, 2015 or earlier. Further, in October 2014, we and Quintiles agreed to reduce the staffing in France from eight to four persons due to the delay in reaching a pricing agreement with the French authorities.
In accordance with the terms of these project orders and the July 2014 amendments, as of September 30, 2014 we expect to incur approximately $1.5 million and $4.6 million in costs with Quintiles Commercial for the three months ended December 31, 2014 and the year ended December 31, 2015, respectively. During the three and nine months ended September 30, 2014, we incurred $1.5 million and $4.8 million, respectively, of expense associated with this agreement. At September 30, 2014, $515,000 was included in outsourced services payable in our accompanying interim condensed consolidated financial statements relating to these project orders.
We have a European management team and local management teams in Germany and the UK totaling 16 persons at September 30, 2014 providing strategic oversight and operational management to the personnel provided by Quintiles Commercial. In Portugal, we are planning to launch ILUVIEN with our own team, which is expected to be comprised of four persons. As of September 30, 2014, we had hired one person in Portugal.
In the fourth quarter of 2014, following the FDA approval of ILUVIEN in the U.S., we began establishing the infrastructure to support the anticipated commercial launch of ILUVIEN in the U.S. in the first quarter of 2015 with the addition of regional sales directors, medical science liaisons and payor relations directors. We will continue to hire additional sales and marketing personnel through the first quarter of 2015 and anticipate launching ILUVIEN with a field force of approximately 50 people, including sales personnel, reimbursement specialists, medical sciences liaisons and payor relations directors.
Interest Expense
Interest expense consists primarily of interest and amortization of deferred financing costs and debt discounts associated with an earlier term loan entered into in 2010, our 2013 Term Loan and our 2014 Loan Agreement.

Change in Fair Value of Derivative Warrant Liability
Warrants to purchase our Series A Convertible Preferred Stock or common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), are classified as liabilities. We record these derivative financial instruments as liabilities in our balance sheet measured at their fair value. We record the changes in fair value of such instruments as non-cash gains or losses in the consolidated statements of operations.
Basic and Diluted Net Income and Loss Applicable to Common Stockholders per Common Share
We calculated net income and loss per share in accordance with ASC 260, Earning per Share. Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options, warrants for convertible securities and warrants for common stock equivalents. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be anti-dilutive. Common stock equivalent securities that would potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled approximately 21,479,267and 25,587,571 for the three months ended September 30, 2014 and 2013, respectively, and 21,479,267 and 25,587,571 for the nine months ended September 30, 2014 and 2013, respectively.
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
Research and Development Costs
Research and development expenditures are expensed as incurred, pursuant to ASC 730, Research and Development. Costs to license technology to be used in our research and development that have not reached technological feasibility, defined as regulatory approval for ILUVIEN or any future products or product candidates, and have no alternative future use are expensed when incurred. Payments to licensors that relate to the achievement of preapproval development milestones are recorded as research and development expense when incurred. Payments to licensors related to the achievement of regulatory approval milestones are capitalized as intangible assets when incurred.
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
Total stock-based compensation expense related to all our stock option awards for the three and nine months ended September 30, 2014 and 2013, respectively, was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Sales and marketing	$173	$97	$419	$280
Research and development	196	96	715	285
General and administrative	600	406	1,665	1,010
Total employee stock option-based compensation expense	$969	$599	$2,799	$1,575
Income Taxes
We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate the positive and negative evidence bearing upon the realizability of our deferred tax assets on an annual basis. Significant management judgment is involved in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Due to uncertainties with respect to the realization of our deferred tax assets due to our history of operating losses, a valuation allowance has been established against our deferred tax asset balances to reduce the net carrying value to an amount that is more likely than not to be realized. As a result we have fully reserved against the deferred tax asset balances. The valuation allowances are based on our estimates of taxable income in the jurisdictions in which we operate and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, a change in the valuation allowance may be needed, which could materially impact our financial position and results of operations. Our deferred tax assets primarily consist of net operating loss (NOL) carry-forwards. If not utilized, the federal NOL carry-forwards will expire at various dates between 2029 and 2033 and the state NOL carry-forwards will expire at various dates between 2020 and 2033. We periodically evaluate our NOL carry-forwards and whether certain changes in ownership have occurred that would limit our ability to utilize a portion of our NOL carry-forwards. If it is determined that significant ownership changes have occurred since these NOLs were generated, we may be subject to annual limitations on the use of these NOLs under Internal Revenue Code (IRC) Section 382 (or comparable provisions of state law). The issuance of shares of our Series A Convertible Preferred Stock on October 2, 2012 constituted such a change in ownership. As a result of this change in ownership, we performed a formal analysis in connection with IRC Section 382 and determined that approximately $13.7 million of our NOL carry-forwards generated prior to the change in ownership could not be utilized in the future. Our remaining NOLs remain subject to future limitation under IRC Section 382. Because our deferred tax assets were fully reserved, there was no impact on our financial statements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
NET REVENUE	$2,408	$758	$6,682	$937
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(372)	(57)	(1,312)	(68)
GROSS MARGIN	2,036	701	5,370	869

RESEARCH AND DEVELOPMENT EXPENSES	3,941	1,780	8,376	5,983
GENERAL AND ADMINISTRATIVE EXPENSES	2,958	2,071	8,643	7,151
SALES AND MARKETING EXPENSES	3,680	4,524	10,227	12,985
DEPRECIATION AND AMORTIZATION	82	42	151	101
OPERATING EXPENSES	10,661	8,417	27,397	26,220

INTEREST EXPENSE, NET AND OTHER	(408)	(134)	(862)	(397)
UNREALIZED FOREIGN CURRENCY (LOSS) GAIN, NET	(255)	508	(457)	552
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	(440)	(153)
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	2,324	6,229	(2,752)	(6,107)
NET LOSS BEFORE TAXES	(6,964)	(1,113)	(26,538)	(31,456)
PROVISION FOR TAXES	(45)	—	(114)	—
NET LOSS	$(7,009)	$(1,113)	$(26,652)	$(31,456)
Three months ended September 30, 2014 compared to the three months ended September 30, 2013
Net Revenue. Net revenue increased by approximately $1.6 million, or 211%, to approximately $2.4 million for the three months ended September 30, 2014 compared to approximately $760,000 for the three months ended September 30, 2013. The increase was primarily attributable to increased adoption of ILUVIEN in Germany and the United Kingdom.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by approximately $310,000, or 517%, to approximately $370,000 for the three months ended September 30, 2014 compared to approximately $60,000 for the three months ended September 30, 2013. The increase was attributable to our increase in net revenue during the three months ended September 30, 2014 and a reserve of $180,000 for potential German inventory expiration due to slower than expected initial sales.
Research and development expenses. Research and development expenses increased by approximately $2.1 million, or 117%, to approximately $3.9 million for the three months ended September 30, 2014 compared to approximately $1.8 million for the three months ended September 30, 2013. The increase was primarily attributable to a $2.0 million milestone payment payable to a consultant that was engaged to assist with the pursuit of approval of ILUVIEN in the U.S. which was payable upon the approval of our NDA by the FDA.
General and administrative expenses. General and administrative expenses increased by approximately $900,000, or 43%, to approximately $3.0 million for the three months ended September 30, 2014 compared to approximately $2.1 million for the three months ended September 30, 2013. The increase was primarily attributable to an increase of approximately $780,000 in personnel costs as we expanded our team after the commercial launch of ILUVIEN in the EU.
Sales and Marketing expenses. Sales and marketing expenses decreased by approximately $800,000, or 18%, to approximately $3.7 million for the three months ended September 30, 2014 compared to approximately $4.5 million for the three months ended September 30, 2013. The decrease was primarily due to a decrease of approximately $520,000 in costs incurred with Quintiles Commercial for market access assistance in the United Kingdom in 2013 in preparation for the implementation of the NICE guidance for reimbursement.
Interest expense, net and other. Interest expense, net and other increased by approximately $280,000, or 215%, to approximately $410,000 for the three months ended September 30, 2014 compared to approximately $130,000 for the three months ended September 30, 2013. The increase was primarily due to the increased note payable balance as a result of the initial advance under the 2014 Loan Agreement.
Unrealized foreign currency (loss) gain, net. We recorded a non-cash unrealized foreign currency loss of approximately $260,000 for the three months ended September 30, 2014 and a non-cash unrealized foreign currency gain of approximately $510,000 for the three months ended September 30, 2013. The unrealized foreign currency loss during the three months ended September 30, 2014 was primarily attributable to the revaluation of net intercompany liabilities from the our European subsidiaries denominated in U.S. dollars and the decreased value of the Euro and the British pound sterling during the third quarter of 2014. The unrealized foreign currency gain during the three months ended September 30, 2013 was primarily attributable to the strengthening of the Euro and the British pound sterling over the third quarter of 2013.
Change in fair value of derivative warrant liability. Decreases in the fair value of our derivative warrant liability resulted in non-cash gains of approximately $2.3 million for the three months ended September 30, 2014 and $6.2 million for the three months ended September 30, 2013. The decreased value of the derivative warrant liability for both periods was primarily due to the decrease in fair market value of our underlying common stock during the respective periods.
Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013
Net Revenue. Net revenue increased by approximately $5.8 million, or 617%, to approximately $6.7 million for the nine months ended September 30, 2014 compared to approximately $940,000 for the nine months ended September 30, 2013. The increase was primarily attributable to increased adoption of ILUVIEN in Germany and the United Kingdom.
Cost of goods sold. Cost of goods sold increased by approximately $1.2 million, or 1,714%, to approximately $1.3 million for the nine months ended September 30, 2014 compared to approximately $70,000 for the nine months ended September 30, 2013. The increase was attributable to our increase in net revenue during the nine months ended September 30, 2014 and reserves of $810,000 for potential German inventory expiration due to slower than expected initial sales.
Research and development expenses. Research and development expenses increased by approximately $2.4 million, or 40%, to approximately $8.4 million for the nine months ended September 30, 2014 compared to approximately $6.0 million for the nine months ended September 30, 2013. The increase was primarily attributable to a $2.0 million milestone payment payable to a consultant that was engaged to assist with the pursuit of approval of ILUVIEN in the U.S. which was payable upon the approval of our NDA by the FDA and $1.1 million in personnel costs as we expanded our medical affairs team in connection with the commercial launch of ILUVIEN in the EU, offset by a decrease of $920,000 in costs related to our domestic ancillary clinical studies including the physician utilization study which was completed in the fourth quarter of 2013.
General and administrative expenses. General and administrative expenses increased by approximately $1.4 million, or 19%, to approximately $8.6 million for the nine months ended September 30, 2014 compared to approximately $7.2 million for the nine months ended September 30, 2013. The increase was primarily attributable to an increase of approximately $1.8 million in personnel costs as we expanded our team after the commercial launch of ILUVIEN in the EU, offset by a decrease of $400,000 in professional and legal fees associated with the establishment of our infrastructure and tax planning for our expansion in Europe and the registration of common stock underlying our Series A Convertible Preferred Stock issued in October 2012 incurred in the nine months ended September 30, 2013.
Sales and Marketing expenses. Sales and marketing expenses decreased by approximately $2.8 million, or 22%, to approximately $10.2 million for the nine months ended September 30, 2014 compared to approximately $13.0 million for the nine months ended September 30, 2013. The decrease was primarily attributable to decreases of approximately $1.6 million incurred for market access assistance in the United Kingdom in 2013 in preparation for the implementation of the NICE guidance for reimbursement and $840,000 in non-recurring marketing costs associated with the launch of ILUVIEN in Germany and the United Kingdom in the second quarter of 2013.
Interest expense, net and other. Interest expense, net and other increased by approximately $460,000, or 115%, to approximately $860,000 for the nine months ended September 30, 2014 compared to approximately $400,000 for the nine months ended September 30, 2013. The increase was primarily due to the increased note payable balance as a result of the initial advance under the 2014 Loan Agreement.
Unrealized foreign currency (loss) gain, net. We recorded a non-cash unrealized foreign currency loss of approximately $460,000 for the nine months ended September 30, 2014 and a non-cash unrealized foreign currency gain of approximately

$550,000 for the nine months ended September 30, 2013. The unrealized foreign currency loss during the nine months ended September 30, 2014 was primarily attributable to the revaluation of net intercompany liabilities from our European subsidiaries denominated in U.S. dollars and due to the decreased value of the Euro and the British pound sterling during the third quarter of 2014. The unrealized foreign currency gain during the nine months ended September 30, 2013 was primarily attributable to the strengthening of the Euro and the British pound sterling over the third quarter of 2013.
Change in fair value of derivative warrant liability. Increases in the fair value of our derivative warrant liability resulted in non-cash expense of approximately $2.8 million and $6.1 million for the nine months ended September 30, 2014 and 2013, respectively. The increased value of the derivative warrant liability for both periods was primarily due to increases in the fair market value of our underlying common stock during the respective periods.
Liquidity and Capital Resources
To date we have incurred negative cash flow from operations, and have accumulated a deficit of $304.0 million from our inception through September 30, 2014.
As of September 30, 2014, we had approximately $61.4 million in cash and cash equivalents. In October 2014, we paid the $25.0 million pSivida Milestone Payment.
We launched ILUVIEN in the United Kingdom and Germany in the second quarter of 2013 and currently plan to launch ILUVIEN in Portugal in late 2014 and the U.S. in early 2015. We do not expect to have positive cash flow from operations until late 2015, if at all. We will seek to raise additional financing to fund our working capital needs associated with the commercialization of ILUVIEN in the U.S. Due to the limited revenue generated by ILUVIEN to date, we may not be able to maintain compliance with covenants under our 2014 Loan Agreement. In an event of default, our lender may call the 2014 Term Loan and we will need to raise additional financing. We may seek to fund our operations and working capital needs through the sale of equity securities, strategic collaboration agreements and debt financing. We cannot be sure that additional financing from any of these sources will be available or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders especially in light of the current difficult financial environment. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result and the terms of any new equity securities may have a preference over our preferred or common stock. If we attempt to raise additional funds through strategic collaboration agreements and debt financing, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements, or the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to commercialize ILUVIEN or any future products or product candidates or operate our business. If we are unable to obtain additional financing, we will need to adjust our commercial plans so that we can continue to operate with our existing cash resources or there may be substantial doubt about our ability to continue as a going concern.
For the nine months ended September 30, 2014, cash used by our operations of $15.2 million was primarily due to our net loss of $26.7 million offset by non-cash items including $2.8 million of stock-based compensation expense, a loss of $2.8 million for the change in our derivative warrant liability, $460,000 for unrealized foreign currency transaction loss and $440,000 for the loss from early extinguishment of debt. Further impacting cash from operations was an increase in accounts receivable of approximately $680,000, offset by increases of $4.0 million in accounts payable and accrued expenses and other current liabilities and a decrease of $1.3 million in prepaid expenses and other current assets. Accounts payable and accrued expenses and other current liabilities increased primarily due to a $2.0 million success fee payable to a consultant for services related to the continued pursuit of approval of ILUVIEN in the U.S. and $530,000 in amounts payable to our legal and professional accounting firms. Prepaid expenses and other current assets decreased primarily due to a decrease of $1.9 million in amounts owed to us from Quintiles Commercial that were applied in lieu of payments for billings in the nine months ended September 30, 2014, offset by increases of $120,000 in prepaid amounts to the CRO of our five-year, post-authorization, open label registry study of ILUVIEN in 800 patients treated per the labeled indication in the EU and $100,000 of prepaid insurance.
For the nine months ended September 30, 2013, cash used in our operations of $28.1 million was primarily due to our net loss of $31.5 million offset by non-cash items including a loss of $6.1 million for a change in our derivative warrant liability and $1.6 million of stock-based compensation expense, and increased by a non-cash net unrealized foreign currency gain of $550,000. Further increasing our cash used in operations were net increases of $2.2 million in inventory as we built ILUVIEN inventory for our commercial launch in Europe, $590,000 in credits receivable from Quintiles Commercial for excess billings during the third quarter of 2013, $450,000 in accounts receivable associated with our initial sales of ILUVIEN and $140,000 of prepaid insurance included in prepaid expenses and other current assets.
For the nine months ended September 30, 2014, net cash used in our investing activities was approximately $160,000, which was primarily due to the purchase of customer relationship management software for $110,000.

For the nine months ended September 30, 2013, net cash used by our investing activities was approximately $390,000, which was due to the purchase of back up manufacturing equipment for ILUVIEN.
For the nine months ended September 30, 2014, net cash provided by our financing activities was approximately $64.7 million. In January 2014, we entered into a securities purchase agreement with investors pursuant to which we sold an aggregate of 6,250,000 shares of our common stock at a purchase price of $6.00 per share. Gross proceeds from the offering were $37.5 million prior to the payment of approximately $2.4 million of related issuance costs. In April 2014, we entered into a term loan agreement with Hercules, which resulted in proceeds of $10.0 million in April of 2014 and $25.0 million in September of 2014 prior to the payment of approximately $1.0 million in related costs, and $4.9 million used to prepay and terminate our 2013 Term Loan. Further increasing cash from our financing activities was $710,000 from the proceeds from exercises of stock options.
For the nine months ended September 30, 2013, net cash provided by our financing activities was approximately $1.8 million, which was primarily due to proceeds from the 2013 Term Loan of $5.0 million offset by the use of approximately $3.0 million to repay a prior term loan.
Contractual Obligations and Commitments
In connection with our efforts to obtain the approval of ILUVIEN from the FDA, in February 2012, we engaged a consultant for services related to the pursuit of approval of ILUVIEN in the U.S. We recorded charges pertaining to consulting fees related to our agreement with this consultant of $75,000 and $450,000 during the three months ended September 30, 2014 and 2013, respectively, and $450,000 and $1.4 million during the nine months ended September 30, 2014 and 2013, respectively. In addition, during the three and nine months ended September 30, 2014, we expensed a $2.0 million success fee payable to this consultant which was payable upon the approval of our NDA by the FDA. At September 30, 2014, the $2.0 million was included in accrued milestone payments.
In November 2012, we entered into an agreement with Quintiles Commercial Europe Limited. Under the agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) will provide certain services to us in connection with the commercialization of ILUVIEN in certain countries in Europe under subsequent project orders. Such services may include marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, regulatory, medical science liaison and communications and/or other advisory services. Currently, we have entered into eight project orders with Quintiles Commercial for the provision of services in Germany, the United Kingdom and France. In July 2014, seven of the project orders were amended, effective July 1, 2014, to align the terms with the actual staffing in place and provide for the early termination of the three project orders associated with Germany as of December 31, 2014 and transition of the German positions to our payroll effective January 1, 2015 or earlier. In accordance with the terms of these project orders and the July 2014 amendments, we expect to incur approximately $1.5 million and $4.6 million in costs with Quintiles Commercial for the three months ended December 31, 2014 and the year ended December 31, 2015, respectively. During the three and nine months ended September 30, 2014, we recorded charges of $1.5 million and $4.8 million, respectively, in connection with this agreement. At September 30, 2014, $515,000 was included in outsourced services payable.
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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. ASU 2014-15 provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Our management is still evaluating the potential impact of adopting this guidance on our financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Dependence on ILUVIEN and Our Business

We are heavily dependent on the commercial success of our lead product, ILUVIEN, which has received marketing authorizations in the U.S., the United Kingdom, Austria, Portugal, France, Germany, Spain, Italy, Norway, Denmark, Sweden and Belgium, and on the regulatory approval of ILUVIEN for the treatment of chronic diabetic macular edema (DME) in other countries, which may never occur.

We are a pharmaceutical company with only one product available for commercial sale in a limited number of markets. As a result, our future success is currently dependent upon the commercial and regulatory success of ILUVIEN. ILUVIEN has received marketing authorization in the U.S., United Kingdom, Austria, Portugal, France, Germany, Spain, Italy, Norway, Denmark, Sweden and Belgium, and has been recommended for marketing authorization in six additional EU countries. In the U.S., ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure (IOP). In the EU countries in which ILUVIEN has received marketing authorization, ILUVIEN is indicated for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. We launched ILUVIEN in the United Kingdom and Germany in the second quarter of 2013, and currently plan to launch ILUVIEN in Portugal in late 2014 and the U.S. in early 2015. The timing of the commercial launch of ILUVIEN in any country is dependent upon each specific country’s pricing and reimbursement timelines. Because we do not currently have any products or product candidates available for sale or in clinical development other than ILUVIEN, our future success is dependent upon building commercial operations in the EU and the U.S. to successfully commercialize ILUVIEN for the treatment of DME.

We anticipate that in the near term our ability to generate revenues will depend solely on our ability to successfully commercialize ILUVIEN on our own in Germany, the United Kingdom, Portugal and the U.S. If we do not successfully commercialize ILUVIEN in these countries or other countries in the EU, our ability to generate revenue may be jeopardized and, consequently, our business may be seriously harmed. We may not be able to commercialize ILUVIEN successfully,which would have a material adverse effect on our business and prospects. In the near term, we may experience delays and unforeseen difficulties in the launch of ILUVIEN in one or more countries, including obtaining unfavorable pricing and/or reimbursement which could negatively affect our stock price.

In addition, we have incurred and expect to continue to incur significant expenses and to utilize a substantial portion of our cash resources for the commercial launch of ILUVIEN in Germany, the United Kingdom, Portugal and the U.S., continue to pursue the approval of ILUVIEN in other EU countries and continue to grow our operational capabilities. This represents a significant investment in the commercial and regulatory success of ILUVIEN, which is uncertain.

We may also fail to develop future products or product candidates. If this were to occur, we will continue to be dependent on the successful commercialization of ILUVIEN, our development costs may increase and our ability to generate revenue could be impaired.

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

Additionally, we may encounter unexpected or unforeseen delays in expanding our commercial operations that delay the commercial launch in one or more countries in which ILUVIEN has received or been recommended for marketing authorization. These delays may increase the cost of and the resources required for successful commercialization of ILUVIEN.

Our quarterly operating results and cash flows may fluctuate significantly.

We expect our operating results and cash flows to continue to be subject to quarterly fluctuations. The revenues we generate and our operating results will be affected by numerous factors, including:

•	the commercial success of ILUVIEN;

•	our ability to obtain regulatory approval of ILUVIEN in additional jurisdictions;

•	cost of product sales;

•	marketing and other expenses;

•	manufacturing or supply issues;

•	regulatory developments affecting ILUVIEN, our future product candidates or our competitors’ products;

•	the emergence of products that compete with ILUVIEN;

•	variations in the level of expenses related to our products or future development programs;

•	the timing and amount of royalties or milestone payments;

•	the status of our preclinical and clinical development programs;

•	our execution of collaborative, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements;

•	any intellectual property infringement or other lawsuit in which we may become involved; and

•	the timing and recognition of stock-based compensation expense.

If our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any fluctuations in our operating results or cash flows may, in turn, cause significant volatility in the price of our stock. We believe that comparisons of our quarterly financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial and increasing losses for the foreseeable future.

We launched ILUVIEN in the United Kingdom and Germany in the second quarter of 2013 and currently plan to launch ILUVIEN in Portugal in late 2014 and the U.S. in early 2015. We are not currently generating significant revenues and we cannot estimate with precision the extent of our future losses. ILUVIEN is our only product currently approved for commercial sale. We may never achieve profitability. We expect to continue to incur substantial and increasing losses. As a result of these factors, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. As of September 30, 2014, we have accumulated a deficit of $304.0 million. Our ability to generate significant revenue and achieve profitability is dependent on our ability to obtain necessary regulatory approvals, have our products manufactured, successfully marketed and sold and to complete the development of any future products or product candidates. We cannot assure you that we will be profitable even if we successfully commercialize our products. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We will need additional capital to support our growth, which may be difficult to obtain, restrict our operations and will result in additional dilution to our stockholders.

We do not expect to have positive cash flow from operations until late 2015, if at all. We will seek to raise additional financing to fund our working capital needs associated with the commercialization of ILUVIEN in the U.S. At September 30, 2014, we had approximately $61.4 million in cash and cash equivalents. We believe our cash and cash equivalents will be sufficient to fund our operations for the continued commercialization of ILUVIEN in Germany and the United Kingdom, and the projected launch of ILUVIEN in Portugal and the U.S. We will seek to raise additional financing to fund our working capital needs associated with the commercialization of ILUVIEN in the U.S. If we are unable to raise additional financing, then we may adjust our commercial plans so that we can continue to operate with our existing cash resources. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

•	the amount of our future operating losses;

•	third party expenses relating to the commercialization of ILUVIEN;

•	the level of success of the initial commercial launch of ILUVIEN in Germany, the United Kingdom, Portugal and the U.S.;

•	the timing of approvals, if any, of ILUVIEN in additional jurisdictions;

•	the need and cost of conducting additional clinical trials for ILUVIEN;

•	the amount of our research and development, marketing and general and administrative expenses;

•
the extent to which we enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license ILUVIEN, research and other collaborations, joint ventures and other business arrangements;

•	the extent to which we acquire, and our success in integrating, technologies or companies; and

•	regulatory changes and technological developments in our markets.

General market conditions or the market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Global Market or upon obtaining stockholder approval. There can be no assurance that we will be able to satisfy the criteria for continued listing on NASDAQ or that we will be able to obtain stockholder approval if it is necessary. If we are unable to obtain additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of ILUVIEN, to cease or reduce certain research and development projects, to sell some or all of our technology or assets or business units or to merge all or a portion of our business with another entity. In the event additional financing is needed or advisable, we may seek to fund our operations through the sale of equity securities, additional debt financing and strategic collaboration agreements. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders especially in light of the current difficult financial environment. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. In addition, our Series A Convertible Preferred Stock is entitled to price-based anti-dilution protection in connection with certain financings, which has the potential to further dilute our other stockholders. If we attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements, or the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to commercialize ILUVIEN or any future products or product candidates or operate our business. For example, under our loan and security agreement (2014 Loan Agreement) with Hercules Technology Growth Capital, Inc. (Hercules), which Alimera Sciences Limited (Limited), our subsidiary, entered into in April 2014, under which Limited obtained a term loan of up to $35.0 million (2014 Term Loan). We and certain of our subsidiaries are subject to a variety of affirmative and negative covenants, including required financial reporting, limitations on our cash balances, limitations on the disposition of assets, limitations on the incurrence of additional debt, and other requirements. Due to the limited revenue generated by ILUVIEN to date, we may not be able to maintain compliance with covenants under the 2014 Loan Agreement. In an event of default, Hercules may call the 2014 Term Loan, and we will likely need to raise additional financing. To secure the performance of our obligations under the 2014 Loan Agreement, Limited pledged all of its assets to the lender. Our or Limited’s failure to comply with the covenants under the 2014 Loan Agreement could result in an event of default, the acceleration of our debt and the loss of our assets. We and certain of our subsidiaries are guarantors of the obligations of Limited to the lender under the 2014 Loan Agreement (Guaranties). Pursuant to the Guaranties, we and these subsidiaries granted the lender a first priority security interest in substantially all of our respective assets. Any declaration of an event of default could significantly harm our business and prospects and could cause our stock price to decline. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities, and if we are unable to obtain additional funding, there may be substantial doubt about our ability to continue as a going concern.

ILUVIEN and any future products or product candidates may not be commercially viable if we fail to obtain an adequate level of reimbursement for these products from governments, private insurers, the Medicare program and other third-party payers. The market for our products may also be limited by the indications for which their use or frequency of administration may be reimbursed.

Our revenue from sales of ILUVIEN and any future products or product candidates we may develop in the countries in which ILUVIEN has received or been recommended for marketing authorization, or any future products or product candidates receive approval, if any, is dependent upon the pricing and reimbursement guidelines adopted in each of such countries, which levels may fall well below our current expectations.

We have established list pricing or developed estimates of anticipated pricing in countries in which ILUVIEN has received or been recommended for marketing authorization. These estimates are our expectations, which are based upon the burden of DME, the lack of any approved therapies for chronic DME, our perception of the overall cost to benefit ratio of ILUVIEN and the current pricing of therapies to treat DME and other retinal diseases such as age related macular degeneration and retinal vein occlusion. However, due to numerous factors beyond our control, including efforts to provide for containment of health care costs, one or more countries may not support our estimated level of governmental pricing and reimbursement for ILUVIEN, particularly in light of the ongoing budget crises faced by a number of countries, which would negatively impact anticipated revenue from ILUVIEN.

The availability and levels of reimbursement by governmental and other third-party payers affect the market for products such as ILUVIEN and others that we may develop. These third-party payers continually attempt to contain or reduce the costs of health care by challenging the prices charged for medical products and services.

In many countries, the pricing of prescription pharmaceuticals is subject to governmental control. In the EU, each country has a different reviewing body that evaluates reimbursement dossiers submitted by marketing authorization holders of new drugs and then makes recommendations as to whether or not the drug should be reimbursed. In these countries, pricing negotiations with governmental authorities can take 12 months or longer after the receipt of regulatory approval, or delay regulatory approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-

effectiveness of our products, including ILUVIEN, to other available therapies. Limitations on reimbursement could be imposed at the national, regional or local level or by fiscal intermediaries in each country. Our business could be materially adversely affected if such limitations were imposed. Our business also could be adversely affected if retinal specialists are not reimbursed for the cost of the procedure in which they administer ILUVIEN on a basis satisfactory to the administering retinal specialists.

In the U.S., we will need to obtain approvals for payment for ILUVIEN from private insurers, including managed care organizations, and from the Medicare program. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Comprehensive reforms to the U.S. healthcare system were recently enacted, including changes to the methods for, and amounts of, Medicare reimbursement. These reforms could significantly reduce payments from Medicare and Medicaid over the next ten years. Reforms or other changes to these payment systems, including modifications to the conditions on qualification for payment, bundling of payments or the imposition of enrollment limitations on new providers, may change the availability, methods and rates of reimbursements from Medicare, private insurers and other third-party payers for ILUVIEN and our future product candidates. Some of these changes and proposed changes could result in reduced reimbursement rates for ILUVIEN and our future product candidates, which would adversely affect our business strategy, operations and financial results.

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

Expansion of our commercial infrastructure is a significant undertaking that requires substantial financial and managerial resources, and we may not be successful in our efforts or we may experience difficulties managing this growth. We may also encounter unexpected or unforeseen delays in connection with our continued expansion of our commercial infrastructure, which may negatively impact our commercial efforts for ILUVIEN.

We anticipate that in the near term our ability to generate revenues will depend solely on our ability to successfully commercialize ILUVIEN on our own in Germany, the United Kingdom, Portugal and the U.S. We launched ILUVIEN in the United Kingdom and Germany in the second quarter of 2013 and currently plan to launch ILUVIEN in Portugal in late 2014 and the U.S. in early 2015. A commercial launch of this size is a significant undertaking that requires substantial financial and managerial resources.

As of September 30, 2014, we had 30 employees, 24 of whom were located in the U.S. and six of whom were located in the United Kingdom or Germany. Recognizing that we would need resources beyond this core management team to commercialize ILUVIEN on our own in the EU, in November 2012 we entered into a master services agreement with Quintiles Commercial to provide additional personnel for our planned launch of ILUVIEN, and subsequent operations, in Germany, the United Kingdom and France. Under this agreement and its related project orders, Quintiles Commercial, as of September 30, 2014, employed 19 persons fully dedicated to Alimera. Quintiles Commercial also employed 3 persons partially dedicated to Alimera in Germany, the United Kingdom and France, as of September 30, 2014. While these individuals are employed by Quintiles Commercial, and are not employed directly by us, we will not be able to operate effectively unless we integrate them into our organization, which may be difficult. For example, we have determined that Quintiles Commercial is not as effective in filling certain positions in certain geographies as we believe that we can be in hiring directly. Therefore, in July 2014, the project orders with Quintiles Commercial in Germany, the United Kingdom and France were amended, effective July 1, 2014, to align the terms with the actual staffing in place, account for positions that have been hired directly into Alimera and provide for the early termination of the project orders associated with Germany as of December 31, 2014 and transition of the German positions to our payroll effective January 1, 2015 or earlier. Further, in October 2014, we and Quintiles agreed to reduce the staffing in France from eight to four persons due to the delay in reaching a pricing agreement with the French authorities. As our development and commercialization plans and strategies evolve beyond our initial planned EU launches, we will need to further expand the size of our organization by recruiting additional managerial, operational, sales, marketing, financial and other personnel, who may be hired directly by us or through Quintiles Commercial or other similar organizations.

We may not be able to maintain and expand our commercial operation in a cost-effective manner or realize a positive return on this investment. In addition, we have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize our products include:

•	our inability to recruit and retain adequate numbers of effective personnel;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of ophthalmologists to prescribe our products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

•	the inability of market access personnel to obtain sufficient levels of pricing and reimbursement in each jurisdiction; and

•	unforeseen costs and expenses associated with creating a commercial organization.

If we are not successful in recruiting and retaining sales and marketing personnel or in expanding our sales and marketing infrastructure or if we do not successfully enter into additional collaboration arrangements with third-parties, we will have difficulty commercializing ILUVIEN or any future products or product candidates, which would adversely affect our business, operating results and financial condition.

We may not be successful in maintaining and expanding our commercial operations for numerous reasons, including, but not limited to, the failure to attract, retain and motivate the necessary skilled personnel and failing to develop a successful marketing strategy. Failure to maintain and expand our commercial operations will have a negative outcome on our ability to commercialize ILUVIEN and generate revenue.

Additionally, we may encounter unexpected or unforeseen delays in expanding our commercial operations that delay the commercial launch in one or more countries in which ILUVIEN has received or been recommended for marketing authorization. These delays may increase the cost of and the resources required for successful commercialization of ILUVIEN. We do not have experience in a commercial operation of this size.

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

The regulatory approval of ILUVIEN in additional countries or any future products or product candidates in any country is uncertain. Failure to obtain regulatory approval in additional foreign jurisdictions would prevent us from marketing ILUVIEN in additional markets, which may have an adverse effect on our business and results of operations.

ILUVIEN has received marketing authorization in the U.S., the United Kingdom, Austria, Portugal, France, Germany, Spain, Italy, Norway, Denmark, Sweden and Belgium, and has been recommended for marketing authorization in six additional EU countries. We intend to continue to pursue market authorizations for ILUVIEN internationally in additional jurisdictions. In order to market our products in foreign jurisdictions, we will be required to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements.

The research, testing, manufacturing and marketing of drug products are subject to extensive regulation by U.S. federal, state and local government authorities, including the U.S. Food and Drug Administration (FDA) and similar entities in other countries. The approval procedure varies among countries and jurisdictions and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval or approval in the seventeen EU countries in which ILUVIEN has received or been recommended for marketing authorization. To obtain regulatory approval of a product, we must demonstrate to the satisfaction of the regulatory agencies that, among other things, the product is safe and effective for its intended use. In addition, we must show that the manufacturing facilities used to produce the products are in compliance with current Good Manufacturing Practice (cGMP) regulations.

The process of obtaining regulatory approvals and clearances in jurisdictions where ILUVIEN is not approved will require us to expend substantial time and capital. Despite the time and expense incurred, regulatory approval is never guaranteed. The number of preclinical and clinical tests that will be required for regulatory approval varies depending on the drug candidate, the disease or condition for which the drug candidate is in development, the jurisdiction in which we are seeking approval and the regulations applicable to that particular drug candidate. Regulatory agencies, including those in the U.S., Canada, the EU and other countries where drugs are regulated, can delay, limit or deny approval of a drug candidate for many reasons, including that:

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

The applicable regulatory authorities may make requests or suggestions regarding conduct of our clinical trials, resulting in an increased risk of difficulties or delays in obtaining regulatory approval. For example, the regulatory authorities may not approve of certain of our methods for analyzing our trial data, including how we evaluate the relationship between risk and benefit. Further, we may pursue approval of and market other future products or product candidates, in additional countries in the EU and Canada. Regulatory agencies within these countries will require that we obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedures within these countries can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Additionally, the foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain additional foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA.

We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize ILUVIEN in any additional market. The failure to obtain these approvals could harm our business materially.

Even if we do receive additional regulatory approvals for ILUVIEN, regulatory agencies may impose limitations on the indicated uses for which ILUVIEN may be marketed, subsequently withdraw approval or take other actions against us or ILUVIEN that would be adverse to our business.

Regulatory agencies generally approve products for particular indications. If any such regulatory agency approves ILUVIEN for a limited indication, the size of our potential market for ILUVIEN will be reduced. ILUVIEN has received marketing authorization in the United Kingdom, Austria, Portugal, France, Germany, Spain, Italy, Norway, Denmark, Sweden and Belgium and been recommended for marketing authorization in six additional EU countries for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. In the U.S., ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in IOP. Either of these indications may limit the use of ILUVIEN to a segment of the DME population. Product approvals, once granted, may be withdrawn if problems occur after initial marketing. The marketing, distribution and manufacture of ILUVIEN will be subject to regulation. We will need to comply with facility registration and product listing requirements of the FDA and similar entities in other countries and adhere to the FDA’s Quality System Regulations. Noncompliance with applicable FDA and similar entities’ requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of ILUVIEN, total or partial suspension of production, refusal of regulatory agencies to grant approvals, withdrawal of approvals by regulatory agencies or criminal prosecution. We would also need to maintain compliance with federal, state and foreign laws regarding sales incentives, referrals and other programs.

The terms of our 2014 Loan Agreement require us to meet certain operating covenants and place restrictions on our operating and financial flexibility.

Due to the limited revenue generated by ILUVIEN to date, we may not be able to maintain compliance with covenants under our 2014 Loan Agreement with Hercules. The 2014 Term Loan is secured by a lien covering all of our assets, other than our intellectual property. The 2014 Loan Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to satisfy certain financial covenants, maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. Negative covenants include, among others, restrictions on transferring any part of our business or property, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments and creating other liens on our assets and other financial covenants, in each case subject to customary exceptions.
In an event of default under our 2014 Loan Agreement, including failure to satisfy our operating covenants, Hercules may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to raise additional financing, renegotiate the 2014 Loan Agreement on terms less favorable to us or to immediately cease operations. Any declaration by Hercules of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. Further, if we are liquidated, Hercules’ right to repayment would be senior to the rights of the holders of our common stock.

ILUVIEN utilizes FAc, a corticosteroid that has demonstrated undesirable side effects in the eye; therefore, the success of ILUVIEN will be dependent upon the achievement of an appropriate relationship between the benefits of its efficacy and the risks of its side-effect profile.

The use of corticosteroids in the eye has been associated with undesirable side effects, including increased incidence of cataract formation and elevated IOP, which may increase the risk of glaucoma. We have 36 months of clinical data from our two completed Phase 3 pivotal clinical trials (collectively, our FAME Study), but the extent of ILUVIEN’s long-term side-effect profile beyond month 36 is not yet known. We have agreed with EU regulatory authorities to conduct a five-year post-authorization, open label registry study of the safety of ILUVIEN in 800 patients treated per the labeled indication. Data accumulated from the five-year post-authorization study, or other commercial experience, could result in the withdrawal of ILUVIEN approval in one or more jurisdictions. Further, we may not be able to complete the five-year post-authorization study, which could result in the withdrawal of ILUVIEN approval in one or more jurisdictions.

If we fail to comply with our obligations in the agreements under which we license development or commercialization rights to products or technology from third-parties, we could lose license rights that are material to our business.

Our licenses are material to our business, and we may enter into additional licenses in the future. We hold a license from pSivida to intellectual property relating to ILUVIEN. Our ability to pursue the development and commercialization of ILUVIEN depends upon the continuation of our license from pSivida. This license imposes various commercialization, milestone payment, profit sharing, insurance and other obligations on us. If we fail to comply with these obligations, pSivida may have the right to terminate the license. Our license rights to pSivida’s proprietary delivery device could revert to pSivida if we (i) fail twice to cure our breach of an obligation to make certain payments to pSivida following receipt of written notice thereof; (ii) fail to cure other breaches of material terms of our agreement with pSivida within 30 days after notice of such breaches or such longer period (up to 90 days) as may be reasonably necessary if the breach cannot be cured within such 30-day period; (iii) file for protection under the bankruptcy laws, make an assignment for the benefit of creditors, appoint or suffer appointment of a receiver or trustee over our property, file a petition under any bankruptcy or insolvency act or have any such petition filed against us and such proceeding remains undismissed or unstayed for a period of more than 60 days; or (iv) notify pSivida in writing of our decision to abandon our license with respect to a certain product using pSivida’s proprietary delivery device. If the license with pSividia, or any other current or future material license agreement were terminated, we would not be able to market the applicable products, such as ILUVIEN, that may be covered by such license, which would materially and adversely affect our business, results of operations and future prospects.

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

The development and commercialization of new drugs is highly competitive and the commercial success of ILUVIEN or any of our future products or product candidates will depend on several factors, including, but not limited to, our ability to differentiate ILUVIEN or any of our future products or product candidates from our competitors’ current or future products. We will face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to ILUVIEN and to any future products or product candidates that we may develop or commercialize in the future.

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

We expect that ILUVIEN may compete with other products that have been or are being developed for the treatment of DME. There are three biological products, Lucentis, Eylea and Avastin, expected to provide competition for ILUVIEN. Lucentis is currently approved for the treatment of DME, the treatment of neovascular wet age-related macular degeneration (AMD) and the treatment of macular edema following retinal vein occlusion (RVO) in the U.S. and the EU. Lucentis is marketed in the U.S. by Genentech and in the EU by Novartis. Eylea is currently approved for the treatment of DME, the treatment of neovascular wet AMD and the treatment of macular edema following RVO in the U.S. and the EU. Eylea is marketed in the U.S. by Regeneron and in the EU by Bayer. Avastin, an oncology product marketed by the Roche Group, is used by retinal specialists in both the U.S. and in certain countries of the EU in the treatment of numerous retinal diseases but is not formulated or approved for any ophthalmic use.

Within the corticosteroid class, Ozurdex is expected to provide competition for ILUVIEN. Ozurdex has recently been approved by the FDA for use in adult patients with DME. In Europe, the CHMP has recommended extending the Marketing Authorization for Ozurdex to treat adult patients with vision loss due to DME who are pseudophakic (have an artificial lens implant), or who are considered insufficiently responsive to, or unsuitable for non-corticosteroid therapy. Ozurdex is indicated for macular edema resulting from RVO and for uveitis in the U.S and the EU.

Retinal specialists are currently using laser photocoagulation and off-label therapies for the treatment of DME, and may continue to use these therapies in competition with ILUVIEN. Other laser, surgical or pharmaceutical treatments for DME may also compete against ILUVIEN. These competitive therapies may result in pricing pressure even if ILUVIEN is otherwise viewed as a preferable therapy.

In addition, the active pharmaceutical ingredient in ILUVIEN is FAc, which is not protected by currently valid patents. As a result, our competitors could develop an alternative formulation or delivery mechanisms to treat diseases of the eye with FAc. We do not have the right to develop and sell pSivida’s proprietary delivery device for indications for diseases outside of the eye or for the treatment of uveitis, which are retained by pSivida. Further, our agreement with pSivida permits pSivida to grant to any other party the right to use its intellectual property (i) to treat DME through an incision smaller than that required for a 25-gauge needle, unless using a corticosteroid delivered to the back of the eye, (ii) to deliver any compound outside the back of the eye unless it is to treat DME through an incision required for a 25-gauge or larger needle, or (iii) to deliver non-corticosteroids to the back of the eye, unless it is to treat DME through an incision required for a 25-gauge or larger needle.

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

Changes in the manufacturing process or procedure, including a change in the location where the product is manufactured or a change of a third-party manufacturer, will require prior FDA review and/or approval of the manufacturing process and procedures in accordance with the FDA’s cGMP regulations. There are comparable foreign requirements as well. This review may be costly and time consuming and could delay or prevent the launch of a product. If we elect to manufacture products in our own facility or at the facility of another third-party, we would need to ensure that the new facility and the manufacturing process are in compliance with cGMP and comparable foreign regulations. The new facility will also be subject to pre-approval inspection.

In addition, we have to demonstrate that the product made at the new facility is equivalent to the product made at the former facility by physical and chemical methods, which are costly and time consuming. It is also possible that the FDA or a foreign regulatory agency may require clinical testing as a way to prove equivalency, which would result in additional costs and delay.

Furthermore, we need to complete testing on both the active pharmaceutical ingredient and on the finished product in the packaging that we propose for commercial sales. This includes testing of stability, identification of impurities and testing of other product specifications by validated test methods. In addition, we will be required to consistently produce in commercial quantities and of specified quality in a reproducible manner and document our ability to do so. This requirement is referred to as process validation. The FDA and similar foreign regulatory agencies may also implement new standards, or change their interpretation and enforcement of existing standards and requirements, for the manufacture, packaging, or testing of products at any time. For example, in the CRL we received in October 2013, the FDA referenced deficiencies in the methods and controls used for the drug product at the facility where ILUVIEN is manufactured.

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

We are highly dependent upon the principal members of our management team, including C. Daniel Myers, our President and Chief Executive Officer, Richard Eiswirth, our Chief Operating Officer and Chief Financial Officer, Philip Ashman, Ph.D., our EU Senior Vice President and EU Managing Director, Dave Holland, our Senior Vice President of Sales and Marketing and Kenneth Green, Ph.D., our Senior Vice President and Chief Scientific Officer. These executives have significant ophthalmic, regulatory industry, sales and marketing, operational, and/or corporate finance experience. The loss of any such executives or any other principal member of our management team may impair our ability to identify, develop and market ILUVIEN and any future products or product candidates.

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

At December 31, 2013, we had U.S. federal and state net operating loss (NOL) carry-forwards of approximately $80.2 million and $63.6 million, respectively, which expire at various dates beginning in 2020 through 2033. Section 382 of the Internal Revenue Code limits the annual utilization of NOL carry-forwards and tax credit carry-forwards following an ownership change in our company. NOL carry-forwards may be subject to annual limitations under Internal Revenue Code Section 382 (or comparable provisions of state law) in the event that certain changes in ownership of our company were to occur. In general, an ownership change occurs for purposes of Section 382 if there is a more than 50% change in ownership of a company over a 3-year testing period. The issuance of shares of our Series A Convertible Preferred Stock in October 2012 constituted such a change in ownership. As a result of this change in ownership, we performed a formal analysis in connection with IRC Section 382 and determined that approximately $13.7 million of our NOL carry-forwards generated prior to the change in ownership could not be utilized in the future.

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

As a public company, we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and NASDAQ, has imposed various new requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel are required to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and have made some activities more time consuming and costly. These rules and regulations may make it more difficult and more expensive for us to maintain our existing director and officer liability insurance or to obtain similar coverage from an alternative provider.

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

The global economic downturn and market instability has made the business climate more volatile and more costly. These economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control. Sales of our products will be dependent, in large part, on reimbursement from government health administration authorities, private health insurers, distribution partners and other organizations in Germany, the United Kingdom, Portugal and the U.S. As a result of negative trends in the general economy in the jurisdictions in which we may do business, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. In addition, health authorities in some jurisdictions may reduce reimbursements, and private insurers may increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could negatively affect our product sales and revenue.

In addition, we rely on third parties for several important aspects of our business. During challenging and uncertain economic times and in tight credit markets, there may be a disruption or delay in the performance of our third party contractors, suppliers or partners. If such third parties are unable to satisfy their commitments to us, our business and results of operations would be adversely affected. Moreover, two customers in Europe accounted for approximately 23% of our total consolidated revenues for the year ended December 31, 2013 and for approximately 8% of our total consolidated revenues for the nine months ended September 30, 2014. The loss of or a substantial reduction in activity by one or more of these customers could have an adverse effect on our business, financial condition and results of operations.

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

The strength of our patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. In addition to the rights we have licensed from pSivida relating to ILUVIEN, we rely upon intellectual property we own, including patents, patent applications and trade secrets. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third-parties from developing or designing around these patents. As of September 30, 2014, the patent rights relating to ILUVIEN licensed to us from pSivida include six U.S. patents that expire between March 2019 and August 2027, two European patents expiring in April of 2021 and October of 2024, and counterpart filings to these patents in a number of other jurisdictions. No patent term extension will be available for any of these U.S. patents, European patent or any of our licensed U.S. or European pending patent applications. After these patents expire in August 2027 in the U.S. and October of 2024 in Europe, we will not be able to block others from marketing FAc in an implant similar to ILUVIEN. Moreover, it is possible that a third-party could successfully challenge the scope (i.e., whether a patent is infringed), validity and enforceability of our licensed patents prior to patent expiration and obtain approval to market a competitive product.

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

Product liability lawsuits could divert our resources, reduce the commercial potential of our products, and result in substantial liabilities, which may or not be covered by insurance.

Our business exposes us to the risk of product liability claims, which is inherent in the manufacturing, testing and marketing of drugs and related products. We face an increased risk of product liability as we further commercialize ILUVIEN. If the use of ILUVIEN or one or more of our future products harms people, we may be subject to costly and damaging product liability claims. We believe that we may be at a greater risk of product liability claims relative to other pharmaceutical companies because ILUVIEN is inserted into the eye, and it is possible that we may be held liable for eye injuries of patients who receive ILUVIEN. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forego further commercialization of ILUVIEN or one or more of our future products. Although we maintain product liability insurance covering our clinical trial activities and our product sales, our aggregate coverage limit under these insurance policies is limited to $10.0 million in most jurisdictions, and while we believe this amount of insurance is sufficient to cover our product liability exposure, these limits may not be high enough to fully cover potential liabilities. The insurance provides worldwide coverage where allowed by law. As product revenue is generated in new countries, we intend to obtain compulsory coverage in those countries that require it. However, we may not be able to obtain or maintain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims. If we are unable to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. These liabilities could prevent or interfere with our product development and commercialization efforts.

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

We completed our IPO in April 2010 at a price of $11.00 per share. Subsequently, our common stock has traded as low as $1.09 per share. The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	our ability to successfully commercialize ILUVIEN, including our ability to build our own commercial infrastructure for the sale of ILUVIEN in Germany, the United Kingdom, Portugal and the U.S.;

•	the ability of ILUVIEN to be approved in any additional jurisdiction;

•	the ability of ILUVIEN or any future products or product candidates, if approved in additional jurisdictions, to achieve commercial success;

•	FDA or international regulatory actions, including failure to receive or maintain regulatory approval for ILUVIEN or any future products or product candidates;

•	quarterly variations in our results of operations or those of our competitors;

•	announcements by us or our competitors of acquisitions, regulatory approvals, clinical milestones, new products, significant contracts, commercial relationships or capital commitments;

•	third-party coverage and reimbursement policies;

•	additions or departures of key personnel;

•	commencement of, or our involvement in, litigation;

•	our ability to meet our repayment and other obligations under our loan agreements;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	any major change in our board of directors or management;

•	results from our clinical trial programs;

•	our ability to develop and market new and enhanced products or product candidates on a timely basis;

•	general economic conditions and slow or negative growth of our markets; and

•	political instability, natural disasters, war and/or events of terrorism.

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

In addition to our outstanding common stock, as of September 30, 2014, there were a total of 7,582,462 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options granted under our equity incentive plans. Upon the exercise of these options, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under the SEC’s Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2014, we issued the following securities which were not registered under the Securities Act of 1933, as amended, and have not been included previously in a Current Report on Form 8-K. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are “accredited investors” for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act of 1933, as amended (the Securities Act):
Conversion of Preferred Stock
In September 2014, we issued 3,759,398 shares of our common stock pursuant to a conversion of 250,000 shares of Series A Preferred Stock held by an investor.
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

ALIMERA SCIENCES, INC.

November 14, 2014	By:	/s/ C. Daniel Myers
C. Daniel Myers
Chief Executive Officer and President
(Principal Executive Officer)

November 14, 2014	By:	/s/ Richard S. Eiswirth, Jr.
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