Form 10-K
period 2014-12-31
ALIMERA SCIENCES INC
filed 2015-03-13
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
As of June 30, 2014, the last business day of the registrant's last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $157,828,896 based on the closing price of the registrant’s Common Stock, on June 30, 2014, as reported by the NASDAQ Global Market. Shares of Common Stock held by each executive officer, director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 6, 2015 there were 44,353,175 shares of the registrant's Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement with respect to the registrant’s 2015 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2014, are incorporated by reference into Part III of this Form 10-K.

Alimera Sciences, Inc.
Form 10-K

The term “ILUVIEN” is our trademark. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.
Explanatory Note
The registrant qualified as a smaller reporting company for the fiscal year ended December 31, 2014. Because the registrant's public float exceeded $75.0 million at the end of the registrant’s second quarter ended June 30, 2014, the registrant will qualify and report as an accelerated filer in 2015, starting with its Quarterly Report on Form 10-Q for the quarter ending March 31, 2015. Pursuant to the rules of the Securities and Exchange Commission, the registrant is relying upon the smaller reporting company scaled disclosure rules for portions of this Annual Report on Form 10-K.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS
Various statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

•	uncertainty as to our ability to successfully commercialize ILUVIEN in the United States (U.S.)and the European (EU);

•	our limited sales and marketing infrastructure;

•	uncertainty as to the pricing and reimbursement guidelines for ILUVIEN or any future products or product candidates, including ILUVIEN;

•	delay in or failure to obtain regulatory approval of ILUVIEN in additional countries or any future products or product candidates;

•	our inability to successfully market and sell ILUVIEN following regulatory approval in additional markets;

•	our ability to operate our business in compliance with the covenants and restrictions that we are subject to under our credit facility;

•	uncertainty as to the relationship between the benefits of ILUVIEN or any future products or product candidates and the risks of their side-effect profiles;

•	the extent of government regulations;

•	dependence on third-party manufacturers to manufacture ILUVIEN or any future products or product candidates in sufficient quantities and quality; and

•	our ability to raise sufficient additional financing.
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

ITEM 1. BUSINESS
Overview
Alimera Sciences, Inc., and its subsidiaries (we, Alimera or the Company), is a pharmaceutical company that specializes in the research, development and commercialization of prescription ophthalmic pharmaceuticals. We are presently focused on diseases affecting the back of the eye, or retina, because we believe these diseases are not well treated with current therapies and represent a significant market opportunity.
Our only commercial product is ILUVIEN®, which has been developed to treat diabetic macular edema (DME). DME is a disease of the retina that affects individuals with diabetes and can lead to severe vision loss and blindness. ILUVIEN has received marketing authorization in the U.S., Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden, and the United Kingdom and has been recommended for marketing authorization in Poland. In the U.S., ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure (IOP). In the EU countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with DME considered insufficiently responsive to available therapies. As part of the approval process in the EU, we have committed to conduct a five-year, post-authorization, open label registry study of ILUVIEN in 800 patients treated.
We launched ILUVIEN in the United Kingdom and Germany in the second quarter of 2013 and in Portugal and the U.S. in the first quarter of 2015.
We were able to launch in Germany without price restriction, but continue to work with the statutory health insurance funds in Germany to streamline reimbursement for ILUVIEN.
In October 2013, the United Kingdom’s National Institute for Health and Care Excellence (NICE) issued a positive Final Appraisal Determination recommending ILUVIEN funding, taking into consideration a simple patient access scheme (PAS) for the treatment of pseudophakic eyes (eyes with an artificial lens) in chronic DME patients considered insufficiently responsive to available therapies. We began receiving orders for ILUVIEN from several National Health Services (NHS) facilities in January 2014 following the final technology appraisal guidance that was published in November 2013. Further, in February 2014, the Scottish Medicines Consortium, after completing its assessment and review of a similar simple PAS, announced that is has accepted ILUVIEN for restricted use within the NHS Scotland.
In July 2013, the Transparency Commission (Commission de la Transparence or CT) of the French National Health Authority (Haute Autorite de Sante) issued a favorable opinion for the reimbursement and hospital listing of ILUVIEN. We continue to negotiate with the French authorities, but have not yet reached an agreement on price.
ILUVIEN is an intravitreal implant that treats patients by delivering a consistent sub-microgram daily dose of the non-proprietary corticosteroid fluocinolone acetonide (FAc) in the eye, which is sustained through 36 months. ILUVIEN is inserted in a non-surgical procedure employing a device with a 25-gauge needle which allows for a self-sealing wound. In approved European countries, the procedure is performed in a hospital or private clinic setting. In the U.S., the non-surgical procedure is performed in the retinal specialist’s office. In the treatment of DME with an intraocular corticosteroid, we believe that delivering therapeutic levels and mitigating the typical corticosteroid related side effects can only be achieved by delivering drug to the back of the eye in daily sub-microgram levels where DME occurs, and minimizing exposure in the front of the eye, where the typical side effects take place. To achieve this, ILUVIEN is inserted in the back of the patient’s eye to a placement site that uses the eye’s natural fluid dynamics to focus drug delivery in the back of the eye. ILUVIEN, which is non-bioerodable, provides consistent delivery as a result of its constant surface area. This provides a sustained therapeutic effect on DME, and an adverse event profile that is predictable and manageable by a retinal physician. Other corticosteroid options for DME provide a higher initial daily dose but then rapidly decline, requiring frequent reinjection by the physician to maintain or reestablish the therapeutic effect. Therefore, we believe ILUVIEN delivers a sustained therapeutic effect in DME, and has a side effect profile that is predictable and manageable by a retinal physician.
Our commercialization strategy is to establish ILUVIEN as a leading therapy for vision loss in DME patients and subsequently for other indications for which ILUVIEN is proven safe and effective. We are led by an executive team with extensive development and commercialization expertise with ophthalmic products including the launch and management of Visudyne, the first pharmacological treatment indicated for patients with wet age-related macular degeneration (AMD). We intend to capitalize on our management’s experience and expertise to market ILUVIEN and other potential eye care products, when, where and if such drugs receive regulatory approval. We launched ILUVIEN in the United Kingdom and Germany in the second quarter of 2013 and in Portugal and the U.S. in the first quarter of 2015. We also plan to commercialize ILUVIEN, directly or with a partner, in other EU and non-EU countries where it is approved or we anticipate receiving approval.

Business Strategy
We are presently focused on diseases affecting the back of the eye, or retina, because we believe these diseases are not well treated with current therapies and represent a significant market opportunity. Our business strategy is to:

•
Maximize the Commercial Success of ILUVIEN. We launched ILUVIEN in the United Kingdom and Germany in the second quarter of 2013 and in Portugal and the U.S. in the first quarter of 2015. We also plan to commercialize ILUVIEN, directly or with a partner, in other EU and non-EU countries where it is approved or we anticipate receiving approval.

•
Pursue Approval in Additional Countries. Under a Mutual Recognition Procedure (MRP) available in the EU, we can submit ILUVIEN for approval in any or all of the remaining 11 EU countries where we have not yet submitted for marketing approval. The International Diabetes Federation estimates there are approximately 4.3 million people suffering from diabetes in these remaining 11 countries. We are also considering pursuing approval in Switzerland, Middle Eastern and Asia Pacific markets.

•
Assess the Effectiveness of ILUVIEN for Additional Retinal Diseases. We believe that ILUVIEN has the potential to address additional retinal diseases including, among others, dry AMD, wet AMD and retinal vein occlusion (RVO).

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

Disease Overview and Market Opportunity
Diabetes and Diabetic Retinopathy
Diabetes mellitus, with its systemic and ophthalmic complications, represents a global public health threat. The estimated prevalence of diabetes worldwide in 2014 increased to 387 million people and is expected to increase to 592 million people by 2035.
According to the U.S. Centers for Disease Control and Prevention (CDC), the number of Americans diagnosed with diabetes has increased from approximately 8.1 million people in 1994 to approximately 21.0 million people in 2012. In addition to diagnosed cases, the CDC estimates that an additional 8.1 million Americans with diabetes are currently undiagnosed and are therefore not being monitored and treated to control their disease and prevent systemic and ophthalmic complications. In the EU countries in which ILUVIEN has received marketing authorizations or has been recommended for marketing authorization, according to the International Diabetes Foundation, Diabetes Atlas, Sixth Edition, 2014 Update, there are approximately 18.2 million diagnosed diabetics and 9.4 million diabetics that remain undiagnosed. With better diagnostics and improved public awareness, the number of persons diagnosed with and being treated for diabetes is expected to increase.
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
DME is a common ocular complication of diabetes mellitus. As the incidence of diabetes continues to increase worldwide, the incidence of DME and other complications is predicted to rise as well. A majority of patients who suffer from diabetes do not meet glycemic (glucose or blood sugar) targets, resulting in hyperglycemia (elevated levels of glucose in the blood). This, in turn, leads to the development of micro-vascular complications, the most common of which is diabetic retinopathy. Diabetic retinopathy is the leading cause of new-onset blindness in patients aged 20 to 70, with DME accounting for a majority of vision loss in patients with diabetic retinopathy. Vision loss from DME affects both patients and caregivers, who must assist the patient with doctor visits.

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
As the diabetic patient continues to suffer from DME, the disease can undergo a transition where more inflammatory factors become present. At this stage, first line treatments may no longer reduce the macular edema or improve vision of the patient even after a significant reduction in macular edema has occurred.

Current Treatments for DME
Anti-vascular endothelial growth factor (anti-VEGF) antibody and inhibitor intravitreal injections (anti-VEGF therapies) are the current standard of care for the treatment of DME. Lucentis and Eylea are the currently available anti-VEGF therapies marketed for the treatment of vision loss associated with DME in the EU and for the treatment of DME in the U.S. having been proven efficacious in patients suffering from DME. However, anti-VEGF therapies are limited by a need for multiple and frequent injections to maintain a therapeutic effect. Further, many patients either do not achieve a response or achieve an insufficient response from these anti-VEGF therapies. In addition, these therapies have safety profiles which include an increased risk of endophthalmitis due to frequent injections and an IOP rise in certain patients which may increase the risk of glaucoma.
Intravitreal corticosteroid therapies and laser photocoagulation are also used to treat DME. Ozurdex, a short duration corticosteroid, is marketed for the treatment of vision loss associated with DME in the EU and for the treatment of DME in the U.S.  Off-label intravitreal triamcinolone injections are also used to treat DME.  Corticosteroids have historically been associated with significant increases in IOP, which may increase the risk of glaucoma, and the acceleration of cataract formation. Like anti-VEGF antibody therapy, these shorter duration corticosteroids are efficacious in some but not all patients, and are limited by a need for multiple and frequent injections to maintain a therapeutic effect.
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
ILUVIEN
Overview
Our only commercial product is ILUVIEN, a long duration corticosteroid intravitreal implant for the treatment of DME. ILUVIEN is non-bioerodable and is designed to deliver sustained sub-microgram levels of FAc at an initial rate of 0.25 ug per day and last 36 months. "Intravitreal" refers to the space inside the eye behind the lens that contains the jelly-like substance called vitreous. DME is a disease of the retina which affects individuals with diabetes and can lead to severe vision loss and blindness. ILUVIEN is inserted in the back of the patient’s eye in a non-surgical procedure using a sterile preloaded applicator (the ILUVIEN applicator) employing a 25-gauge needle, which allows for a self-sealing wound. This procedure is similar to that commonly employed by retinal specialists in the administration of other intravitreal therapies. In approved European countries, the procedure is performed in a hospital or private clinic setting. In the U.S., the non-surgical procedure is performed in the retinal specialist’s office. Based on data from our FAME Study, we believe ILUVIEN improves vision while mitigating side effects commonly associated with the use of corticosteroids for the following reasons:

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

•
ILUVIEN is designed to deliver sustained sub-microgram levels of FAc at an initial rate of 0.25 ug per day and last 36 months. In vitro release kinetics have shown that ILUVIEN provides sustained delivery of sub-microgram levels of FAc over time. Based on the results of the FAME Study, ILUVIEN provides a sustained, therapeutic effect in the treatment of DME patients for up to 36 months.

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

•
ILUVIEN is inserted using a 25-gauge needle. Needle gauge determines the size of the wound that is created. ILUVIEN is inserted into the eye in a non-surgical procedure using a 25-gauge needle, which results in a wound that is small enough to seal itself after the needle is removed, thus eliminating the need for additional intervention. Using a larger needle would require a more complicated procedure to create a self-sealing wound, or may require a suture to ensure closure of the wound.

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
ILUVIEN is Positioned to Mitigate IOP Increases
Based on our analysis of the final clinical readout from our FAME Study through month 36, it appears that ILUVIEN mitigates the incidence of steroid-induced IOP elevations associated with the intraocular use of corticosteroids, specifically Retisert®, which we believe is due to its sustained low dose and insertion in the posterior portion of the eye. Retisert is approved in the U.S. for the treatment of chronic non-infectious uveitis and contains FAc. It is surgically implanted in the posterior segment of the eye.
The side effect of increased IOP associated with corticosteroids in certain people is believed to be directly related to the interaction of corticosteroids with the cells of the trabecular meshwork, a specialized tissue that acts as a filter located in the front of the eye. In some individuals, the use of intraocular corticosteroids can result in a change in this meshwork, increasing resistance to outflow, and increasing pressure inside the eye. We believe the positioning of ILUVIEN allows it to take advantage of the posterior flow of fluid away from the trabecular meshwork of the eye. We believe ILUVIEN's sustained low dose and positioning minimizes the anterior chamber exposure to FAc, where the typical side effects associated with corticosteroids take place. We believe the FAME Study demonstrated ILUVIEN's ability to mitigate the side effects associated with Retisert in both the incidence of IOP elevations and the number of surgical interventions required to treat elevated IOP associated.
ILUVIEN Provides Sustained Sub-Microgram Delivery
ILUVIEN consists of a tiny polyimide tube with a permeable membrane cap on one end and an impermeable silicone cap on the other end that is filled with 190µg of FAc in a polyvinyl alcohol matrix. ILUVIEN is non-bioerodable; however, both polyimide and the polyvinyl alcohol matrix have been demonstrated to be biocompatible with ocular tissues and have histories of safe use within the eye. ILUVIEN is designed to deliver sustained sub-microgram levels of FAc at an initial rate of 0.25 ug per day and last 36 months.
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

•
Macular edema associated with RVO. According to GlobalData, a provider of global business intelligence, there are 16 million adults affected with RVO around the world. In September 2009, Allergan, Inc. (Allergan) introduced Ozurdex (a short duration corticosteroid) as the first approved product for macular edema following branch or retinal vein occlusion. The FDA’s approval of Ozurdex provides additional evidence that corticosteroids work effectively to treat RVO.

ILUVIEN Regulatory Status
ILUVIEN has received marketing authorization in the U.S., Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden, and the United Kingdom and has been recommended for marketing authorization in Poland. In the U.S., ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in IOP. In the EU countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with DME considered insufficiently responsive to available therapies. As part of the approval process in the EU, we have committed to conduct a five-year, post-authorization, open label registry study of ILUVIEN in 800 patients treated.
In September 2013, we submitted an application to the Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom, as the Reference Member State, for ten additional EU country approvals through the MRP. In June 2014, we received a positive outcome from the Repeat-Use Procedure for ILUVIEN in these ten countries. In 2014 and 2015, we received marketing authorizations resulting from the MRP in Belgium, the Czech Republic, Denmark, Finland, Ireland, Luxembourg, the Netherlands, Norway and Sweden. The regulatory process in Poland is in the national phase in which each country grants marketing authorization.
Commercialization
ILUVIEN is the only intraocular therapy to treat DME designed to deliver sustained sub-microgram levels of FAc lasting 36 months.Our commercialization strategy is to establish ILUVIEN as a leading therapy for the treatment of DME and subsequently for other indications for which ILUVIEN may prove safe and effective. We launched ILUVIEN in the United Kingdom and Germany in the second quarter of 2013 and in Portugal and the U.S. in the first quarter of 2015. We also plan to commercialize ILUVIEN, directly or with a partner, in other EU and non-EU countries pending the receipt of reimbursement and future applicable regulatory approvals. Although we anticipate ILUVIEN being administered as a standalone therapy, we do not foresee the use of ILUVIEN as precluding the administration of other therapies in conjunction with ILUVIEN. Our commercialization strategy in any geography is subject to and dependent upon the regulatory approval of ILUVIEN in any jurisdiction.
Sales and Marketing
We are led by an executive team with extensive commercialization expertise with ophthalmic products including the launch and management of Visudyne, the first pharmacological treatment indicated for the treatment of wet AMD.
In late 2012 and early 2013 we established a core management team for our EU operations based in the United Kingdom. In November 2012, we entered into a master services agreement with Quintiles Commercial Europe Limited. Under the agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) provide certain services to us in connection with the commercialization of ILUVIEN in certain countries in Europe. Such services include marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, regulatory, medical science liaison and communications and/or other advisory services. As of December 31, 2014, we had entered into project orders with Quintiles Commercial for the provision of sales, marketing, management, market access and medical science personnel in Germany, the United Kingdom and France. Under these project orders Quintiles Commercial, as of December 31, 2014, employed 16 persons fully dedicated to Alimera. Quintiles Commercial also employed 3 persons partially dedicated to us in Germany, the United Kingdom and France as of December 31, 2014. In December 2013 and January 2014,

respectively, we transitioned our German and United Kingdom country manager positions in-house. In the second half of 2014, we notified Quintiles Commercial that we would be terminating the project orders associated with Germany and France and transitioning the covered positions employed by Quintiles Commercial to our payroll. We expect to complete these transitions during the second quarter of 2015. In the first quarter of 2015, we notified Quintiles Commercial that we would be terminating the project orders associated with the United Kingdom and transitioning the covered positions employed by Quintiles Commercial to our payroll. We expect to complete this transition during the third quarter of 2015. As of December 31, 2014 we directly employed 9 persons in the EU.
We began building our U.S. commercial infrastructure in the fourth quarter of 2014 following the FDA approval of ILUVIEN in the third quarter of 2014 with the addition of sales management, field sales representatives, payor relations specialists, reimbursement support specialists and other positions. As of December 31, 2014 our commercial organization included 21 employees, and we hired 32 additional employees in the first quarter of 2015.
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
Third party manufacturers are responsible for the commercial-scale production of ILUVIEN and the ILUVIEN applicator. We have finalized agreements with the manufacturer of FAc, the active pharmaceutical ingredient in ILUVIEN (FARMABIOS SpA/Byron Chemical Company Inc.), the manufacturer of the components of the ILUVIEN applicator (FlexMedical or an affiliate of Flextronics International, Ltd. (Flextronics)),the manufacturer of ILUVIEN (Alliance Medical Products Inc., a Siegfried Company (Alliance)) and the manufacturer for the quality release testing of ILUVIEN in the EU (AndersonBrecon Limited trading as Packaging Coordinators, Inc.). We do not currently have alternate providers for any of these activities. The manufacturing process for ILUVIEN consists of filling the polyimide tube with a matrix consisting of FAc and polyvinyl alcohol, cutting the tubes, capping the tubes with membrane caps, curing at high temperature, loading ILUVIEN inside the ILUVIEN applicator, packaging and sterilizing the product. This process has been validated at Alliance, the third-party contract manufacturer of ILUVIEN.
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
Customers
Our revenues for the fiscal year ended December 31, 2014 were generated from product sales primarily in Germany and the United Kingdom. No customers accounted for more than 10% of our total consolidated revenue for the year ended December 31, 2014. Two customers in Europe accounted for approximately 23% of our total consolidated revenues for the year ended December 31, 2013. No other customer accounted for more than 10% of revenue in 2013.

Competition
The development and commercialization of new drugs and drug delivery technologies is highly competitive. We face competition with respect to ILUVIEN and any products or product candidates we may develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide, many of whom have substantially greater financial and other resources than we do. In the countries in which ILUVIEN has received or been recommended for marketing authorization, or becomes approved for use in the treatment of DME, it competes or will compete against the use of anti-VEGF antibodies, short duration corticosteroids and laser photocoagulation or other therapies that may be approved in the future. There are other companies working to develop other drug therapies and sustained delivery platforms for DME and other indications. We believe that the following companies provide potential competition to ILUVIEN:

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

•
Allergan’s product Ozurdex (dexamethasone intravitreal implant), is a short duration biodegradable implant that delivers the corticosteroid dexamethasone. Ozurdex is approved for the treatment of DME, macular edema following branch or central RVO and non-infectious uveitis affecting the posterior segment of the eye in both the U.S. and the EU.

•	Regeneron/Bayer’s Eylea (aflibercept), a VEGF inhibitor, is approved for the treatment of DME, neovascular wet AMD and RVO in the U.S. and in the EU.
In addition, there are a number of other companies, including Ophthotech Corporation, Ampio Pharmaceuticals and pSivida, which are developing drug therapies or sustained delivery platforms for the treatment of ocular diseases. These companies are seeking to apply their technologies to ophthalmic indications in early stage clinical trials.
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
Our license rights to pSivida’s proprietary delivery device could revert to pSivida if we were to (i) fail twice to cure our breach of an obligation to make certain payments to pSivida following receipt of written notice thereof; (ii) fail to cure other breaches of material terms of our agreement with pSivida within 30 days after notice of such breaches or such longer period (up to 90 days) as may be reasonably necessary if the breach cannot be cured within such 30-day period; (iii) file for protection under the bankruptcy laws, make an assignment for the benefit of creditors, appoint or suffer appointment of a receiver or trustee over our property, file a petition under any bankruptcy or insolvency act or have any such petition filed against us and such proceeding remains undismissed or unstayed for a period of more than 60 days; or (iv) we notify pSivida in writing of our decision to abandon our license with respect to a certain product using pSivida’s proprietary delivery device. We were not in breach of our agreement with pSivida as of December 31, 2014.

The agreement provides that after commercialization of ILUVIEN, pSivida will be entitled to 20% of the net profits as defined in the amended and restated agreement. In connection with this arrangement we are entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of December 31, 2014 and 2013, pSivida owed us $15.1 million and $12.2 million, respectively, in commercialization costs. Due to the uncertainty of future net profits from ILUVIEN, we have fully reserved these amounts in the accompanying consolidated financial statements.
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
Once all the clinical studies are completed, the sponsor submits a NDA containing the results of non-clinical and clinical trials, together with detailed CMC information for the product and proposed labeling. It is also important that the sponsor provide a detailed description and justify the risk/benefit relationship of the drug to the patient. Under the Prescription Drug User Fee Act (PDUFA), the applicant has to pay a user fee, which was $2.2 million in 2014, increasing to $2.3 million in 2015. Once approved by the FDA, a drug requires an annual maintenance fee which is currently $110,000.

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

Post-Marketing Requirements. There are post-marketing safety surveillance requirements that are required to be met to continue marketing an approved product. Adverse experiences with the product must be reported to the FDA and could result in imposition of market restrictions through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety and/or efficacy of the product occur following approval. The FDA may also, in its discretion, require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. The FDA did not require any post-marketing testing or surveillance as part of its approval of ILUVIEN.
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
Under the EU regulatory system, applications for drug approval may be submitted either in a centralized or decentralized procedure. Under the centralized procedure, a single application to the EMA, if approved, would permit marketing of the product throughout the EU (currently 27 member states). The centralized procedure is mandatory for new chemical entities, biotech and orphan drug products and products to treat AIDS, cancer, diabetes and neuro-degenerative disorder, auto-immune diseases, other immune dysfunctions and viral diseases. Products that constitute a significant therapeutic, scientific or technical innovation or which are in the interests of patients in the EU may also be submitted under this procedure. We believe ILUVIEN would have potentially qualified for this procedure as a product that constitutes a significant therapeutic, scientific or technical innovation. However, we chose to pursue the decentralized procedure in Austria, France, Germany, Italy, Portugal, Spain and the United Kingdom due to our limited resources. The decentralized procedure provides for applications to be submitted for marketing authorization in a select number of EU countries. The process is managed by a central Reference Member State (RMS) that coordinates the review process with the Concerned Member States.

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
Third-party reimbursement and pricing controls

In the EU, U.S. and elsewhere, sales of pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third-party payers, such as government and private insurance plans. Third-party payers are increasingly challenging the prices charged for medical products and services. In the U.S., it is time consuming and expensive for us to go through the process of seeking reimbursement from Medicare and private payers. Our products may not be considered cost-effective, and coverage and reimbursement may not be available or sufficient to allow us or our partners to sell our products on a competitive or profitable basis. The passage of the Medicare Prescription Drug and Modernization Act of 2003 imposes new requirements for the distribution and pricing of prescription drugs which may affect the marketing of our products.
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
As of December 31, 2014, we owned or have licensed six U.S. utility patents, one U.S. design patent and two U.S. patent applications as well as numerous foreign counterparts to many of these patents and patent applications relating to ILUVIEN or the ILUVIEN applicator. We licensed two European patents from pSivida directed to our low-dose device and have an application pending directed to our applicator system for ILUVIEN. We licensed our patent rights relating to ILUVIEN from pSivida. Pursuant to our agreement with pSivida, we only have the right to our ILUVIEN-related patent rights for diseases of the human eye (other than uveitis). Our licensed patent portfolio includes U.S. patents (with no currently pending or issued corresponding European applications or patents) with claims directed to methods for administering a corticosteroid with an implantable sustained delivery device to deliver the corticosteroid to the vitreous of the eye wherein aqueous corticosteroid concentration is less than vitreous corticosteroid concentration during release.
U.S. utility patents generally have a term of 20 years from the date of filing. The utility patent rights relating to ILUVIEN licensed to us from pSivida include six U.S. patents that expire between March 2019 and August 2027 and counterpart filings to these patents in a number of other jurisdictions. Two European patents are licensed to us from pSivida directed to our low-dose device that expire in April of 2021 and October 2024. No patent term extension or supplementary protection certificate will be available for any of these U.S. or European patents or applications.
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
Research and Development
We have built a research and development organization that includes extensive expertise with ophthalmic products including Visudyne, the first pharmacological treatment indicated for patients with wet AMD. We operate cross-functionally and are led by an experienced research and development management team. We also access relevant market information and key opinion leaders in creating target product profiles and, when appropriate, as we advance our programs to commercialization. We engage third parties to conduct our clinical and preclinical research. In addition, we utilize multiple clinical sites to conduct our clinical trials; however we are not substantially dependent upon any one of these sites for our clinical trials nor do any of them conduct a major portion of our clinical trials.
We invested $11.4 million and $8.4 million in research and development during the years ended December 31, 2014 and 2013, respectively.
Employees
As of March 6, 2015, we had 105 employees with 23 of these employees engaged in research, development and regulatory activities, and 82 engaged in administrative support, finance, information technology and sales and marketing activities. None of our employees is represented by a labor union and we consider our employee relations to be good.
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

Risks Related to Our Dependence on ILUVIEN and Our Business

We are heavily dependent on the commercial success of our lead product, ILUVIEN, which has received marketing authorizations in the U.S., Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden and the United Kingdom for the treatment of diabetic macular edema (DME), and on the regulatory approval of ILUVIEN in other countries, which may never occur.

We are a pharmaceutical company with only one product available for commercial sale in a limited number of markets. As a result, our future success is currently dependent upon the commercial and regulatory success of ILUVIEN. ILUVIEN has received marketing authorization in the U.S., Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden and the United Kingdom, and has been recommended for marketing authorization in Poland. In the U.S., ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure (IOP). In the EU countries in which ILUVIEN has received marketing authorization, ILUVIEN is indicated for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. We launched ILUVIEN in the United Kingdom and Germany in the second quarter of 2013 and Portugal and the U.S. in the first quarter of 2015. The timing of the commercial launch of ILUVIEN in any country is dependent upon each specific country’s pricing and reimbursement timelines. Because we do not currently have any products or product candidates available for sale or in clinical development other than ILUVIEN, our future success is dependent upon building commercial operations in the EU and the U.S. to successfully commercialize ILUVIEN for the treatment of DME.

We anticipate that in the near term our ability to generate revenues will depend solely on our ability to successfully commercialize ILUVIEN on our own in Germany, the United Kingdom, Portugal and the U.S. If we do not successfully commercialize ILUVIEN in these countries or other countries in the EU, our ability to generate revenue may be jeopardized and, consequently, our business may be seriously harmed. We may not be able to commercialize ILUVIEN successfully, which would have a material adverse effect on our business and prospects. In the near term, we may experience delays and unforeseen difficulties in the launch of ILUVIEN in one or more countries, including obtaining unfavorable pricing and/or reimbursement which could negatively affect our stock price.

In addition, we have incurred and expect to continue to incur significant expenses and to utilize a substantial portion of our cash resources for the commercial launch of ILUVIEN in Germany, the United Kingdom, Portugal and the U.S., continue to pursue the approval of and reimbursement for ILUVIEN in other countries and continue to grow our operational capabilities. This represents a significant investment in the commercial and regulatory success of ILUVIEN, which is uncertain.

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

We have limited experience and information with regard to the market acceptance of ILUVIEN in the EU or elsewhere. As a result, we may have to revise our estimates regarding the acceptance of ILUVIEN under our anticipated pricing structure, reevaluate and/or change the anticipated pricing for ILUVIEN.

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

We launched ILUVIEN in the United Kingdom and Germany in the second quarter of 2013, and Portugal and the U.S. in the first quarter of 2015. We are not currently generating significant revenues and we cannot estimate with precision the extent of our future losses. ILUVIEN is our only product currently approved for commercial sale. We may never achieve profitability. We expect to continue to incur substantial and increasing losses. As a result of these factors, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. As of December 31, 2014, we have accumulated a deficit of $313.3 million. Our ability to generate significant revenue and achieve profitability is dependent on our ability to successfully market and sell ILUVIEN, have ILUVIEN manufactured, to complete the development of any future products or product candidates and obtain necessary regulatory approvals of any future products or product candidates. We cannot assure you that we will be profitable even if we successfully commercialize our products. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We may need additional capital to support our growth, which may be difficult to obtain, restrict our operations and will result in additional dilution to our stockholders.

We do not expect to have positive cash flow from operations until 2016, if at all. At December 31, 2014, we had approximately $76.7 million in cash and cash equivalents. We believe our cash and cash equivalents will be sufficient to fund our operations for the continued commercialization of ILUVIEN in Germany and the United Kingdom, and the launch of ILUVIEN in Portugal and the U.S. We will seek to raise additional financing to fund our working capital needs associated with the commercialization of ILUVIEN in the U.S., if necessary. If we are unable to raise additional financing, then we may adjust our commercial plans so that we can continue to operate with our existing cash resources. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

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

We have established list pricing or developed estimates of anticipated pricing in countries in which ILUVIEN has received or been recommended for marketing authorization. These estimates are our expectations, which are based upon the burden of DME, the lack of any approved therapies for DME, our perception of the overall cost to benefit ratio of ILUVIEN and the current pricing of therapies to treat DME and other retinal diseases such as age related macular degeneration and retinal vein occlusion. However, due to numerous factors beyond our control, including efforts to provide for containment of health care costs, one or more countries may not support our estimated level of governmental pricing and reimbursement for ILUVIEN, particularly in light of the ongoing budget crises faced by a number of countries, which would negatively impact anticipated revenue from ILUVIEN.

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

We anticipate that in the near term our ability to generate revenues will depend solely on our ability to successfully commercialize ILUVIEN on our own in Germany, the United Kingdom, Portugal and the U.S. We launched ILUVIEN in the United Kingdom and Germany in the second quarter of 2013, and Portugal and the U.S. in the first quarter of 2015. A commercial launch of this size is a significant undertaking that requires substantial financial and managerial resources.

As of December 31, 2014, we had 70 employees, 51 of whom were located in the U.S. and 19 of whom were located in the United Kingdom, Germany and Portugal. We previously entered into a master services agreement with Quintiles Commercial to provide additional personnel for our planned launch of ILUVIEN, and subsequent operations, in Germany, the United Kingdom and France. As of December 31, 2014, Quintiles Commercial employed 16 persons fully dedicated to Alimera and employed three persons partially dedicated to Alimera in Germany, the United Kingdom and France. We have determined that Quintiles Commercial is not as effective in filling certain positions in certain geographies as we believe that we can be in hiring directly. In December 2013 and January 2014, respectively, we transitioned our German and United Kingdom country manager positions in-house. In the second half of 2014, we notified Quintiles Commercial that we would be terminating the project orders associated with Germany and France and transitioning the covered positions employed by Quintiles Commercial to our payroll. We expect to complete these transitions during the second quarter of 2015. In the first quarter of 2015, we notified Quintiles Commercial that we would be terminating the project orders associated with the United Kingdom and transitioning the covered positions employed by Quintiles Commercial to our payroll. We expect to complete this transition during the third quarter of 2015. As our development and commercialization plans and strategies evolve beyond our initial planned EU launches, we will need to further expand the size of our organization by recruiting additional managerial, operational, sales, marketing, financial and other personnel.

We began building our U.S. commercial infrastructure in the fourth quarter of 2014 following the FDA approval of ILUVIEN in the third quarter of 2014 with the addition of sales management, field sales representatives, payor relations specialists, reimbursement support specialists and other positions. As of December 31, 2014, our commercial U.S. organization included 21 employees, and we hired 32 additional employees in the first quarter of 2015.

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

Additionally, we may encounter unexpected or unforeseen delays in expanding our commercial operations that delay the commercial launch in one or more countries in which ILUVIEN has received or been recommended for marketing authorization. These delays may increase the cost of and the resources required for successful commercialization of ILUVIEN. We do not have experience in a commercial operation of this size. Further, a delay in the commercial launch of ILUVIEN could result in the withdrawal of our marketing or regulatory authorization for ILUVIEN in certain jurisdictions, including certain EU member states where ILUVIEN has already received marketing authorization.

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

ILUVIEN has received marketing authorization in the U.S., Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden and the United Kingdom, and has been recommended for marketing authorization in Poland. We intend to continue to pursue market authorizations for ILUVIEN internationally in additional jurisdictions. In order to market our products in foreign jurisdictions, we will be required to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements.

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

We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize ILUVIEN in any additional market. The failure to obtain these approvals could harm our business materially. Further, a delay in the commercial launch of ILUVIEN could result in the withdrawal of our marketing or regulatory authorization for ILUVIEN in certain jurisdictions, including certain EU member states where ILUVIEN has already received marketing authorization. The withdrawal of an approval could harm our business materially.

Even if we do receive additional regulatory approvals for ILUVIEN, regulatory agencies may impose limitations on the indicated uses for which ILUVIEN may be marketed, subsequently withdraw approval or take other actions against us or ILUVIEN that would be adverse to our business, including withdrawal of approval if we are unable to commercialize ILUVIEN within certain time periods.

Regulatory agencies generally approve products for particular indications. If any such regulatory agency approves ILUVIEN for a limited indication, the size of our potential market for ILUVIEN will be reduced. ILUVIEN has received marketing authorization in Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden and the United Kingdom and been recommended for marketing authorization in Poland for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. In the U.S., ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in IOP. Either of these indications may limit the use of ILUVIEN to a segment of the DME population. Product approvals, once granted, may be withdrawn if problems occur after initial marketing. Further, a delay in the commercial launch of ILUVIEN could result in the withdrawal of our marketing or regulatory authorization for ILUVIEN in certain jurisdictions, including certain EU member states where ILUVIEN has already received marketing authorization. The marketing, distribution and manufacture of ILUVIEN will be subject to regulation. We will need to comply with facility registration and product listing requirements of the FDA and similar entities in other countries and adhere to the FDA’s Quality System Regulations. Noncompliance with applicable FDA and similar entities’ requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of ILUVIEN, total or partial suspension of production, refusal of regulatory agencies to grant approvals, withdrawal of approvals by regulatory agencies or criminal prosecution. We would also need to maintain compliance with federal, state and foreign laws regarding sales incentives, referrals and other programs.

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

The use of corticosteroids in the eye has been associated with undesirable side effects, including increased incidence of cataract formation and elevated IOP, which may increase the risk of glaucoma. We have 36 months of clinical data from our two completed Phase 3 pivotal clinical trials (collectively, our FAME Study), but the extent of ILUVIEN’s long-term side-effect profile beyond month 36 is not yet known. We have agreed with EU regulatory authorities to conduct a five-year post-authorization, open label registry study of the safety of ILUVIEN in 800 patients treated per the labeled indication. Data accumulated from the five-year post-authorization study, or other commercial experience, could result in the withdrawal of ILUVIEN approval in one or more jurisdictions. Further, delay in the commercial launch of ILUVIEN could result in the withdrawal of our marketing or regulatory authorization for ILUVIEN in certain jurisdictions, including certain EU member states where ILUVIEN has already received marketing authorization.

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

Regulatory approval for any approved product is limited by the FDA to those specific indications and conditions for which clinical safety and efficacy have been demonstrated.

Any regulatory approval is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the FDA. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our products, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the U.S. generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to suspend or withdraw an approved product from the market, require a recall or payment of fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our business.

Failure to comply with government regulations regarding the sale and marketing of our products could harm our business.
Our and our partners’ activities, including the sale and marketing of our products, are subject to extensive government regulation and oversight, including regulation under the federal Food, Drug and Cosmetic Act and other federal and state statutes. We are also subject to the provisions of the Federal Anti-Kickback Statute and several similar state laws, which prohibit payments intended to induce physicians or others either to purchase or arrange for or recommend the purchase of healthcare products or services. While the federal law applies only to products or services for which payment may be made by a federal healthcare program, state laws may apply regardless of whether federal funds may be involved. These laws constrain the sales, marketing and other promotional activities of manufacturers of drugs and biologicals, such as us, by limiting the kinds of financial arrangements, including sales programs, with hospitals, physicians, and other potential purchasers of drugs and biologicals. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third party payors that are false or fraudulent, or are for items or services that were not provided as claimed. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance that can be substantial, including the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid).
Pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting antitrust violations, violations of the Federal False Claim Act, the Anti-Kickback Statute, the Prescription Drug Marketing Act and other violations in connection with off-label promotion of products and Medicare and/or Medicaid reimbursement or related to environmental matters and claims under state laws, including state anti-kickback and fraud laws.
While we continually strive to comply with these complex requirements, interpretations of the applicability of these laws to marketing practices are ever evolving. If any such actions are instituted against us or our partners and we or they are not successful in defending such actions or asserting our rights, those actions could have a significant and material adverse impact on our business, including the imposition of significant fines or other sanctions. Even an unsuccessful challenge could cause adverse publicity and be costly to respond to, and thus could have a material adverse effect on our business, results of operations and financial condition.

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

We believe that ILUVIEN competes with other products that have been or are being developed for the treatment of DME. There are three biological products, Lucentis, Eylea and Avastin, we believe provides competition for ILUVIEN. Lucentis is currently approved for the treatment of DME, the treatment of neovascular wet age-related macular degeneration (AMD) and the treatment of macular edema following retinal vein occlusion (RVO) in the U.S. and the EU. Lucentis is marketed in the U.S. by Genentech and in the EU by Novartis. Eylea is currently approved for the treatment of DME, the treatment of neovascular wet

AMD and the treatment of macular edema following RVO in the U.S. and the EU. Eylea is marketed in the U.S. by Regeneron and in the EU by Bayer. Avastin, an oncology product marketed by the Roche Group, is used by retinal specialists in both the U.S. and in certain countries of the EU in the treatment of numerous retinal diseases but is not formulated or approved for any ophthalmic use.

Within the corticosteroid class, Ozurdex is expected to provide competition for ILUVIEN. Ozurdex has recently been approved in the U.S. and the EU for the treatment of DME. Ozurdex is also indicated for macular edema resulting from RVO and for uveitis in the U.S. and the EU.

Retinal specialists are currently using laser photocoagulation and off-label therapies for the treatment of DME, and may continue to use these therapies in competition with ILUVIEN. Other laser, surgical or pharmaceutical treatments for DME may also compete against ILUVIEN. These competitive therapies may result in pricing pressure even if ILUVIEN is otherwise viewed as a preferable therapy.

In addition, the active pharmaceutical ingredient in ILUVIEN is FAc, which is not patent protected. As a result, our competitors could develop an alternative formulation or delivery mechanisms to treat diseases of the eye with FAc. We do not have the right to develop and sell pSivida’s proprietary delivery device for indications for diseases outside of the eye or for the treatment of uveitis, which are retained by pSivida. Further, our agreement with pSivida permits pSivida to grant to any other party the right to use its intellectual property (i) to treat DME through an incision smaller than that required for a 25-gauge needle, unless using a corticosteroid delivered to the back of the eye, (ii) to deliver any compound outside the back of the eye unless it is to treat DME through an incision required for a 25-gauge or larger needle, or (iii) to deliver non-corticosteroids to the back of the eye, unless it is to treat DME through an incision required for a 25-gauge or larger needle.

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

We do not have, nor currently intend to have, in-house manufacturing capability and depend completely on a single third-party manufacturer for the manufacture of the ILUVIEN implant (Alliance Medical Products, Inc., a Siegfried Company (Alliance)), a single third-party manufacturer for the manufacture of the ILUVIEN applicator (FlexMedical or an affiliate of Flextronics International, Ltd. (Flextronics)), a single third-party manufacturer for the manufacture of ILUVIEN’s active pharmaceutical ingredient (FARMABIOS SpA./Byron Chemical Company Inc. (FARMABIOS)) and a single third-party manufacturer for the quality release testing of ILUVIEN in the EU (AndersonBrecon Limited trading as Packaging Coordinators, Inc. (PCI)). Although we have agreements for the manufacture of the ILUVIEN implant (with Alliance), the manufacture of the ILUVIEN applicator (with Flextronics), for the supply of ILUVIEN’s active pharmaceutical ingredient (with FARMABIOS) and for the quality release testing of ILUVIEN in the EU (with PCI), if any of the third-party manufacturers breach their agreements or are unable or unwilling to perform for any reason, we may not be able to locate alternative acceptable manufacturers, enter into favorable agreements with them or get them approved by the applicable regulatory authorities, such as the FDA in the U.S., in a timely manner. Further, all of our manufacturers rely on additional third-parties for the manufacture of component parts. Any inability to acquire sufficient quantities of ILUVIEN implants, the ILUVIEN applicator or the active pharmaceutical ingredient in a timely manner from these third-parties could delay commercial production of, and impact our ability to fulfill demand for, ILUVIEN, if any.

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

The manufacture and packaging of pharmaceutical products such as ILUVIEN and any future product candidates are regulated by the FDA and similar foreign regulatory agencies and must be conducted in accordance with the FDA’s cGMP and comparable requirements of foreign regulatory agencies. There are a limited number of manufacturers that operate under these cGMP regulations which are both capable of manufacturing ILUVIEN and willing to do so. Failure by us or our third-party manufacturers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of ILUVIEN or any future products or product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. Failure of our manufacturers to maintain compliance could interrupt the production of ILUVIEN, resulting in delays and additional costs which could significantly and adversely affect our business. For example, during routine manufacturing inspection, we identified a quality issue related to one of our suppliers that affected certain batches of work in process, which resulted in a write-off of $1.4 million during the year ended December 31, 2013. Any significant delays in the manufacture of ILUVIEN or the quality of the product could materially harm our business and prospects.

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

Other than the master services agreement entered into with Quintiles Commercial in November 2012, we currently do not have any material collaboration agreements with third-parties. We expect to depend on collaborations to develop and commercialize our products. If we are unable to identify or enter into an agreement with any material third-party collaborator, if our collaborations with any such third-party are not scientifically or commercially successful or if our agreement with any such third-party is terminated or allowed to expire, we could be adversely affected financially or our business reputation could be harmed.

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

We are highly dependent upon the principal members of our management team, including C. Daniel Myers, our President and Chief Executive Officer, Richard Eiswirth, our Chief Operating Officer and Chief Financial Officer, Philip Ashman, Ph.D., our EU Senior Vice President and EU Managing Director, Dave Holland, our Senior Vice President of Sales and Marketing and Kenneth Green, Ph.D., our Senior Vice President, Chief Scientific Officer and Global Head of Research and Development. These executives have significant ophthalmic, regulatory industry, sales and marketing, operational, and/or corporate finance experience. The loss of any such executives or any other principal member of our management team may impair our ability to identify, develop and market ILUVIEN and any future products or product candidates.

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

At December 31, 2014, we had U.S. federal and state net operating loss (NOL) carry-forwards of approximately $87.4 million and $70.8 million, respectively, which expire at various dates beginning in 2021 through 2034. Section 382 of the Internal Revenue Code limits the annual utilization of NOL carry-forwards and tax credit carry-forwards following an ownership change in our company. NOL carry-forwards may be subject to annual limitations under Internal Revenue Code Section 382 (or comparable provisions of state law) in the event that certain changes in ownership of our company were to occur. In general, an ownership change occurs for purposes of Section 382 if there is a more than 50% change in ownership of a company over a 3-year testing period. The issuance of shares of our Series A Convertible Preferred Stock in October 2012 constituted such a change in ownership. As a result of this change in ownership, we performed a formal analysis in connection with IRC Section 382 and determined that approximately $13.7 million of our NOL carry-forwards generated prior to the change in ownership could not be utilized in the future.

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

As a public company, we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and NASDAQ, has imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel are required to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and have made some activities more time consuming and costly. These rules and regulations may make it more difficult and more expensive for us to maintain our existing director and officer liability insurance or to obtain similar coverage from an alternative provider.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, pursuant to Section 404 of the Sarbanes-Oxley Act (Section 404), we are required to perform system and process evaluation and testing of our internal controls over financial reporting. In addition, as of December 31, 2014 and thereafter we are required to obtain an opinion on our internal controls over financial reporting from our independent registered public accounting firm which reports on the effectiveness of our internal controls over financial reporting. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 would require us to continue to incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

In addition, we rely on third parties for several important aspects of our business. During challenging and uncertain economic times and in tight credit markets, there may be a disruption or delay in the performance of our third party contractors, suppliers or partners. If such third parties are unable to satisfy their commitments to us, our business and results of operations would be adversely affected. There were no customers that accounted for more than 10% of our total consolidated revenues for the year ended December 31, 2014. For the year ended December 31, 2013, two pharmacy customers in Europe accounted for approximately 23% of our total consolidated revenues.

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

The strength of our patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. In addition to the rights we have licensed from pSivida relating to ILUVIEN, we rely upon intellectual property we own, including patents, patent applications and trade secrets. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third-parties from developing or designing around these patents. As of December 31, 2014, the patent rights relating to ILUVIEN licensed to us from pSivida include six U.S. patents that expire between March 2019 and August 2027, two European patents expiring in April of 2021 and October of 2024, and counterpart filings to these patents in a number of other jurisdictions. No patent term extension will be available for any of these U.S. patents, European patent or any of our licensed U.S. or European pending patent applications. After these patents expire in August 2027 in the U.S. and October of 2024 in Europe, we will not be able to block others from marketing FAc in an implant similar to ILUVIEN. Moreover, it is possible that a third-party could successfully challenge the scope (i.e., whether a patent is infringed), validity and enforceability of our licensed patents prior to patent expiration and obtain approval to market a competitive product.

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

A small number of institutional investors and private equity funds hold a significant number of shares of our common stock and all of our shares of Series A Convertible Preferred Stock, Series A Convertible Preferred Stock Warrants and Series B Convertible Preferred Stock. Sales by these stockholders of a substantial number of shares, or the expectation of such sales, could cause a significant reduction in the market price of our common stock. Additionally, a small number of investors have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.

In addition to our outstanding common stock, as of December 31, 2014, there were a total of 7,681,256 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options granted under our equity incentive plans. Upon the exercise of these options, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under the SEC’s Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms.

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

Pursuant to our 2010 Equity Incentive Plan, our Board of Directors is authorized to grant stock options to our employees, directors and consultants. The number of shares available for future grant under our 2010 Equity Incentive Plan increases each year by an amount equal to the lesser of 4% of all shares of our capital stock outstanding as of January 1st of each year, 2,000,000 shares, or such lesser number as determined by our Board of Directors. On January 1, 2015, an additional 1,772,814 shares became available for future issuance under our 2010 Equity Incentive Plan in accordance with the annual increase. In addition, we have reserved 494,422 shares of our common stock for issuance under our 2010 Employee Stock Purchase Plan. The number of shares eligible for purchase is replenished as of January 1st of each year in an amount equal to the shares purchased under the plan in the preceding year. As such, on January 1, 2015, an additional 34,915 shares became available for future issuance under our 2010 Employee Stock Purchase Plan.

The Series A Convertible Preferred Stock contains covenants that may limit our business flexibility.

For so long as at least 37.5% of the shares of Series A Convertible Preferred Stock originally issued to the investors at the closing of our Series A Convertible Preferred Stock financing in October 2012 are held by the initial investors or their affiliates, we may not, without first obtaining the approval of the holders of at least 70% of the then outstanding shares of Series A Convertible Preferred Stock: (i) increase or decrease the authorized number of shares of Series A Convertible Preferred Stock; (ii) authorize, create, issue or obligate us to issue (by reclassification, merger or otherwise) any security (or any class or series thereof) or any indebtedness, in each case that has any rights, preferences or privileges senior to, or on a parity with, the Series A Convertible Preferred Stock, or any security convertible into or exercisable for any such security or indebtedness, subject to limited exceptions for certain debt transactions; (iii) amend our certificate of incorporation or the certificate of designation of the Series A Convertible Preferred Stock, in each case in a manner that adversely affects the rights, preference or privileges of the Series A Convertible Preferred Stock; (iv) redeem, purchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any shares of common stock or preferred stock; provided, however, that this restriction shall not apply to (A) the redemption of rights issued pursuant to any “poison pill” rights plan or similar plan adopted by us after the closing of the Series A Convertible Preferred Stock financing or (B) the repurchases of stock from former employees, officers, directors or consultants who performed services for us in connection with the cessation of such employment or service pursuant to the terms of existing agreements with such individuals; (v) declare or pay any dividend or distribution on any shares of capital stock; provided, however, that this restriction shall not apply to (A) dividends payable to holders of common stock that consist solely of shares of common stock for which adjustment to the conversion price of the Series A Convertible Preferred Stock is made pursuant to the certificate of designation or (B) dividends or distributions issued pro rata to all holders of capital stock (on an as-converted basis) in connection with the implementation of a “poison pill” rights plan or similar plan by us; (vi) authorize or approve any increase to the number of aggregate shares of capital stock reserved for issuance pursuant to stock option, stock purchase plans or other equity incentive plans such that the total aggregate number of shares issued under such plans and reserved for issuance under such plans (on an as-converted basis) exceeds the number of shares issued and reserved for issuance under such plans (on an as-converted basis) on the date of the closing of the Series A Convertible Preferred Stock financing by more than 20% (as adjusted for stock splits, combinations, stock dividends, recapitalizations and the like), provided that any increases resulting solely from the annual increases resulting from the “evergreen” provisions of equity incentive plans in effect on the date of the closing of the Series A Convertible Preferred Stock financing shall not be subject to this restriction and shall not be included for purposes of determining whether such 20% increase has occurred; (vii) issue stock or other equity securities of any subsidiary (other than to us or another of our wholly-

owned subsidiaries or declare or pay any dividend or other distribution of cash, shares or other assets or redemption or repurchase of shares of any subsidiary; or (viii) incur any secured indebtedness other than certain limited debt transactions. There is no guarantee that the holders of the Series A Convertible Preferred Stock would approve any such restricted action, even where such an action would be in the best interests of our stockholders. Any failure to obtain such approval could harm our business and result in a decrease in the value of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our U.S. headquarters are located in Alpharetta, Georgia, consisting of approximately 18,000 square feet of office space. Our lease for this facility expires in September 2021. Our EU headquarters are located in Aldershot, United Kingdom, consisting of approximately 6,100 square feet of office space. Our lease for this facility expires in December 2024, however is cancelable without penalty in December 2019. We also lease space located in Berlin, Germany, and in Lisbon, Portugal, both consisting of less than 1,000 square feet of office space. Our lease for these facilities in Germany and Portugal expire in March 2015 and July 2015, respectively. Management believes that the leased facilities are suitable and adequate to meet the Company’s anticipated near-term needs. We anticipate that following the expiration of the leases, additional or alternative space will be available at commercially reasonable terms.
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

Year Ended December 31, 2014	High	Low
First quarter 2014	$8.44	$4.29
Second quarter 2014	$8.36	$5.00
Third quarter 2014	$6.54	$4.58
Fourth quarter 2014	$6.48	$4.64

Year Ended December 31, 2013	High	Low
First quarter 2013	$3.36	$1.55
Second quarter 2013	$5.69	$2.59
Third quarter 2013	$5.17	$3.08
Fourth quarter 2013	$5.14	$1.65

Holders
As of March 6, 2015 there were 46 holders of record of our common stock.

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

Recent Sales of Unregistered Securities
Sales of Unregistered Securities
2014 Series B Preferred Stock Private Placement
On December 12, we sold an aggregate of 8,291.873 shares of our Series B Convertible Preferred Stock in a private placement to certain accredited institutional investors for $6,030.00 per share. We also issued an additional 124.378 shares of Series B Preferred Stock to such accredited institutional investors as a subscription premium. The sale of the shares resulted in gross proceeds to us of $50.0 million prior to the payment of expenses related to the offering. No underwriters were involved in the foregoing sale of securities. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act under the Securities Act. The recipients of securities in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates issued in such transaction.
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
Overview
Alimera Sciences, Inc., and its subsidiaries (we, Alimera or the Company) is a pharmaceutical company that specializes in the research, development and commercialization of prescription ophthalmic pharmaceuticals. We are presently focused on diseases affecting the back of the eye, or retina, because we believe these diseases are not well treated with current therapies and represent a significant market opportunity.
Our only commercial product is ILUVIEN®, which has been developed to treat diabetic macular edema (DME). DME is a disease of the retina that affects individuals with diabetes and can lead to severe vision loss and blindness. ILUVIEN has received marketing authorization in the United States (U.S.), Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden, and the United Kingdom and has been recommended for marketing authorization in Poland. In the U.S., ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure (IOP). In the European Union (EU) countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with DME considered insufficiently responsive to available therapies. As part of the approval process in the EU, we have committed to conduct a five-year, post-authorization, open label registry study of ILUVIEN in 800 patients treated.
We launched ILUVIEN in the United Kingdom and Germany, in the second quarter of 2013 and in Portugal and the U.S. in the first quarter of 2015.
We were able to launch in Germany without price restriction, but continue to work with the statutory health insurance funds in Germany to streamline reimbursement for ILUVIEN.
In October 2013, the United Kingdom’s National Institute for Health and Care Excellence (NICE) issued a positive Final Appraisal Determination recommending ILUVIEN funding, taking into consideration a simple patient access scheme (PAS) for the treatment of pseudophakic eyes (eyes with an artificial lens) in chronic DME patients considered insufficiently responsive to available therapies. We began receiving orders for ILUVIEN from several National Health Services (NHS) facilities in

January 2014 following the final technology appraisal guidance that was published in November 2013. Further, in February 2014, the Scottish Medicines Consortium, after completing its assessment and review of a similar simple PAS, announced that is has accepted ILUVIEN for restricted use within the NHS Scotland.
In July 2013, the Transparency Commission (Commission de la Transparence or CT) of the French National Health Authority (Haute Autorite de Sante) issued a favorable opinion for the reimbursement and hospital listing of ILUVIEN for the treatment of DME considered insufficiently responsive to available therapies. We continue to negotiate with the French authorities, but have not yet reached an agreement on price.
We commenced operations in June 2003. Since our inception we have incurred significant losses. As of December 31, 2014, we have accumulated a deficit of $313.3 million. We expect to incur substantial losses through the projected commercialization of ILUVIEN as we:

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
As of December 31, 2014, we had approximately $76.7 million in cash and cash equivalents.
We launched ILUVIEN in the United Kingdom and Germany, in April and May of 2013, respectively, and in Portugal and the U.S. in the first quarter of 2015. We do not expect to have positive cash flow from operations until 2016, if at all. Due to the limited revenue generated by ILUVIEN to date, we may not be able to maintain compliance with covenants under our loan and security agreement (2014 Loan Agreement) with Hercules Technology Growth Capital, Inc. (Hercules) which provides for a term loan of up to $35,000,000 (2014 Term Loan). In an event of default under our 2014 Loan Agreement, Hercules may call the 2014 Term Loan, and we would need to raise additional financing. If we are unable to obtain additional financing, we will need to adjust our commercial plans so that we can continue to operate with our existing cash resources or there may be substantial doubt about our ability to continue as a going concern.
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
The agreement provides that after commercialization of ILUVIEN, pSivida will be entitled to 20% of the net profits, as defined in the amended and restated agreement. In connection with this arrangement we are entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of December 31, 2014 and 2013, pSivida owed us $15.1 million and $12.2 million, respectively, in commercialization costs. Due to the uncertainty of future profits from ILUVIEN, we have fully reserved these amounts in the accompanying consolidated financial statements.
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
The weighted average interest rates of our notes payable approximate the rate at which we could obtain alternative financing; therefore, the carrying amount of the notes approximated their fair value at December 31, 2014 and December 31, 2013.
Financial Operations Overview
We began generating revenue from ILUVIEN in the second quarter of 2013, but do not expect positive cash flow from operations until 2016, if at all. In addition to generating revenue from product sales, we intend to seek to generate revenue from other sources such as upfront fees, milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the licensing of ILUVIEN or any future product candidates and other intellectual property. We expect any revenue we generate will fluctuate from quarter to quarter as a result of the nature, timing and amount of any milestone payments we may receive from potential collaborative and strategic relationships, as well as revenue we may receive upon the sale of our products to the extent any are successfully commercialized.
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

•	salaries and related expenses for personnel, including medical sales liaisons;

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
Our only commercial product is ILUVIEN, which has received marketing authorization in the U.S., Austria, Belgium, the Czech Republic, Denmark, Finland, Germany, France, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden and the United Kingdom, and has been recommended for marketing authorization in Poland. In the U.S., ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in IOP. In the EU countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. ILUVIEN has not been approved in any jurisdiction other than as set forth above. In order to grant marketing approval, a health authority such as the FDA or foreign regulatory agencies must conclude that clinical and preclinical data establish the safety and efficacy of ILUVIEN or any future products or product candidates with an appropriate benefit to risk profile relevant to a particular indication, and that the product can be manufactured under current Good Manufacturing Practice (cGMP) in a reproducible manner to deliver the product’s intended performance in terms of its stability, quality, purity and potency. Until our submissions are reviewed by health authorities, there is no way to predict the outcome of their review. Even if the clinical studies meet their predetermined primary endpoints, and a registration dossier is accepted for filing, a health authority could still determine that an appropriate benefit to risk relationship does not exist for the indication that we are seeking. We cannot forecast with any degree of certainty whether ILUVIEN or any future products or product candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our development projects or when and to what extent we will receive cash inflows from the commercialization and sale of an approved product candidate.
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
Within the Operating expenses section of the Consolidated Statements of Operations for the year ended December 31, 2013, we reclassified depreciation expense of $138,000 from General and administrative expenses to Depreciation and amortization to conform to the current year presentation.

Sales and Marketing Expenses
Sales and marketing expenses consist primarily of professional fees and compensation for employees for the commercial promotion, the assessment of the commercial opportunity of, the development of market awareness for, the pursuit of market reimbursement and the execution of launch plans for ILUVIEN. Other costs include professional fees associated with developing plans for ILUVIEN or any future products or product candidates and maintaining public relations.
We launched ILUVIEN in the United Kingdom and Germany, in the second quarter of 2013 and Portugal and the U.S. in the first quarter of 2015. We expect significant increases in our marketing and selling expenses as we continue the commercialization of ILUVIEN in these countries.
In November 2012, we entered into an agreement with Quintiles Commercial Europe Limited. Under the Agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) will provide certain services to us in relation to the commercialization of ILUVIEN, in certain countries in Europe under subsequent project orders. Such services may include marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, regulatory, medical science liaison and communications and/or other advisory services. As of December 31, 2014, we had entered into eight project orders with Quintiles Commercial for the provision of sales, marketing, management, market access and medical science personnel in Germany, the United Kingdom and France. Under these project orders, Quintiles Commercial, as of December 31, 2014, employed 16 persons fully dedicated to Alimera. Quintiles Commercial also employed three persons partially dedicated to Alimera in Germany, the United Kingdom and France, as of December 31, 2014. In December 2013 and January 2014, respectively, we transitioned our German and United Kingdom country manager positions in-house. In the second half of 2014, we notified Quintiles Commercial that we would be terminating the project orders associated with Germany and France and transitioning the covered positions employed by Quintiles Commercial to our payroll. We expect to complete these transitions during the second quarter of 2015. In the first quarter of 2015, we notified Quintiles Commercial that we would be terminating the project orders associated with the United Kingdom and transitioning the covered positions employed by Quintiles Commercial to our payroll. We expect to complete this transition during the third quarter of 2015. As of December 31, 2014 we directly employed 9 persons in the EU.
In accordance with the terms of these project orders and the July 2014 amendments, as of December 31, 2014, we expect to incur approximately $4.4 million in costs with Quintiles Commercial for the year ending December 31, 2015. For the years ended December 31, 2014 and 2013, respectively, we incurred $5.8 million and $7.5 million of expense associated with this agreement. At December 31, 2014, $1.4 million is included in outsourced services payable and $700,000 is included in prepaid expenses and other current assets in our accompanying consolidated financial statements in association with these project orders.
We have a European management team and local management teams in Germany and the United Kingdom totaling 16 persons at December 31, 2014 providing strategic oversight and operational management to the personnel provided by Quintiles Commercial. In Portugal, we launched ILUVIEN with our own team, comprised of four persons, in the first quarter of 2015. As of December 31, 2014, we had hired four persons in Portugal.
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
Interest Expense, Net and Other
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
Basic and Diluted Net Loss Applicable to Common Stockholders per Share of Common Stock
We calculated net loss per share in accordance with ASC 260, Earning Per Share. We had a net loss for all periods presented; accordingly, the inclusion of common stock options and warrants would be anti-dilutive. Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options, warrants for convertible securities and warrants for common stock equivalents. Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive, totaled approximately 29,994,312, and 27,225,082 for the years ended December 31, 2014 and 2013, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods of net loss because of their anti-dilutive effect. Therefore, for the years ended December 31, 2014 and 2013, the weighted average shares used to calculate both basic and diluted loss per share are the same.
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
Our determination of the fair market value of share-based payment awards on the grant date using option valuation models requires the input of highly subjective assumptions, including the expected price volatility and option life. Changes in these input variables would affect the amount of expense associated with equity-based compensation. Expected volatility is based on the historical volatility of our common stock over the expected term of the stock option grant. To estimate the expected term, we utilize the “simplified” method for “plain vanilla” options as discussed within the Securities and Exchange Commission’s (SEC) Statement of Accounting Bulletin (SAB) 107. We believe that all factors listed within SAB 107 as pre-requisites for utilizing the simplified method are true for us and for our share-based payment arrangements. We intend to utilize the simplified method for the foreseeable future until more detailed information about exercise behavior will be more widely available. The risk-free interest rate is based on U.S. Treasury Daily Treasury Yield Curve Rates corresponding to the expected life assumed at the date of grant. Dividend yield is zero as there are no payments of dividends made or expected.
Income Taxes
We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate the positive and negative evidence bearing upon the realizability of our deferred tax assets on an annual basis. Significant management judgment is involved in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Due to uncertainties with respect to the realization of our deferred tax assets due to our history of operating losses, a valuation allowance has been established against our deferred tax asset balances to reduce the net carrying value to an amount that is more likely than not to be realized. As a result we have fully reserved against the deferred tax asset balances. The valuation allowances are based on our estimates of taxable income in the jurisdictions in which we operate and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, a change in the valuation allowance may be needed, which could materially impact our financial position and results of operations. Our deferred tax assets primarily consist of net operating loss (NOL) carry-forwards. At December 31, 2014 we had federal NOL carry-forwards of approximately $87.4 million and state NOL carry-forwards of approximately $70.8 million, respectively, that are available to reduce future income otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2024 and 2034 and the state NOL carry-forwards will expire at various dates between 2021 and 2034. We periodically evaluate our NOL carry-forwards and whether certain changes in ownership have occurred that would limit our ability to utilize a portion of our NOL carry-forwards. If it is determined that significant ownership changes have occurred since these NOLs were generated, we may be subject to annual limitations on the use of these NOLs under Internal Revenue Code (IRC) Section 382 (or comparable provisions of state law). The issuance of the Series A Convertible Preferred Stock on October 2, 2012 constituted such a change in ownership. As a result of this change in ownership, we performed a formal analysis in connection with IRC Section 382 and determined that approximately $13.7 million of our NOLs generated prior to the change in ownership could not be utilized in the future. Our remaining NOLs remain subject to future limitation under IRC Section 382.
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

Results of Operations
The following selected consolidated financial and operating data are derived from our financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements.

	Years Ended December 31,
	2014	2013
	(In thousands)
NET REVENUE	$8,423	$1,872
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,442)	(1,863)
GROSS MARGIN	6,981	9

RESEARCH AND DEVELOPMENT EXPENSES	11,363	8,429
GENERAL AND ADMINISTRATIVE EXPENSES	12,371	9,475
SALES AND MARKETING EXPENSES	15,535	16,371
DEPRECIATION AND AMORTIZATION	659	138
OPERATING EXPENSES	39,928	34,413
NET LOSS FROM OPERATIONS	(32,947)	(34,404)

INTEREST EXPENSE AND OTHER	(2,090)	(533)
UNREALIZED FOREIGN CURRENCY (LOSS) GAIN, NET	(542)	825
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(440)	(153)
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	283	(11,964)
NET LOSS BEFORE TAXES	(35,736)	(46,229)
PROVISION FOR TAXES	(174)	—
NET LOSS	$(35,910)	$(46,229)

Year ended December 31, 2014 compared to the year ended December 31, 2013
Net Revenue. Net revenue increased by approximately $6.5 million, or 342%, to approximately $8.4 million for the year ended December 31, 2014, compared to approximately $1.9 million for the year ended December 31, 2013. We initiated the commercial launch of ILUVIEN in Germany and the United Kingdom in the second quarter of 2013 and began recognizing revenue at that time. The increase was due to revenue growth in Germany and the implementation of NICE guidance for the reimbursement of ILUVIEN in the United Kingdom in early 2014. No customer accounted for more than 10% of revenue during the year ended December 31, 2014. For the year ended December 31, 2013 two pharmacy customers in Europe accounted for approximately 23% of our total consolidated revenues.
Cost of goods sold. Cost of goods sold decreased by approximately $500,000, or 26%, to approximately $1.4 million for the year ended December 31, 2014, compared to approximately $1.9 million for the year ended December 31, 2013. We initiated the commercial launch of ILUVIEN in Germany and the United Kingdom in the second quarter of 2013 and began recognizing cost of goods sold at that time. Cost of goods sold was impacted by two inventory issues during the year ended December 31, 2013. During a routine manufacturing inspection, we identified a quality issue related to one of our suppliers that affected certain batches of work in process which we had to write off. This write-off amounted to $1.4 million. Additionally, we reserved approximately $400,000 for potential United Kingdom inventory expiration. For the year ended December 31, 2014, we reserved approximately $430,000 for potential German inventory expiration, as a result of lower than expected sales in Germany.
Research and development expenses. Research and development expenses increased by approximately $3.0 million, or 36%, to approximately $11.4 million for the year ended December 31, 2014, compared to approximately $8.4 million for the year ended December 31, 2013. The increase was primarily attributable to increases of $980,000 in additional payroll and related costs associated with additional medical and clinical personnel hired during 2013 to support the commercialization of ILUVIEN in the EU being employed for the full year ended 2014, $780,000 related to a consultant that was engaged to assist with the pursuit of approval of ILUVIEN in the U.S., $480,000 in stock based compensation incurred in connection with the additional hires and stock option grants made in late 2013, $450,000 in payroll and related costs for medical science liaisons hired in the fourth quarter of 2014 to support the U.S. launch of ILUVIEN in the first quarter of 2015 and $410,000 related to scientific communications in preparation for the commercial launch in the U.S.
General and administrative expenses. General and administrative expenses increased by approximately $2.9 million, or 31%, to approximately $12.4 million for the year ended December 31, 2014, compared to approximately $9.5 million for the year ended December 31, 2013. The increase was primarily attributable to an increase of approximately $1.0 million in European payroll and related costs primarily attributable to transitioning our British and German country managers from Quintiles Commercial to Alimera in early 2014 and hired a Portuguese country manager in mid-2014, $360,000 in payroll and related costs for additional administrative personnel to support our global organization, $700,000 in stock based compensation incurred in connection with the additional hires, stock option grants made in late 2013 and contingent options that vested as a result of the FDA approval of ILUVIEN in 2014 and $310,000 in professional fees associated with internal controls compliance and attestation, as our independent auditors were required to opine on our internal controls for the first time for the year ended December 31, 2014.
Sales and marketing expenses. Sales and marketing expenses decreased by approximately $900,000, or 6%, to approximately $15.5 million for the year ended December 31, 2014, compared to approximately $16.4 million for the year ended December 31, 2013. The decrease was primarily attributable to a decreases of approximately $1.9 million in costs incurred with Quintiles Commercial for market access assistance in the United Kingdom in 2013 in preparation for the implementation of the NICE guidance for reimbursement, $1.4 million in savings associated with one time launch costs incurred in the EU in 2013 for the launch of ILUVIEN in Germany and the United Kingdom and $480,000 associated with Quintiles Commercial as certain positions where transitioned to Alimera over the course of 2014. These decreases were offset by an increases of approximately $2.4 million in U.S. marketing cost incurred, $440,000 in payroll and related costs for additional sales and marketing personnel hired in 2014 in preparation for the U.S. launch of ILUVIEN in the first quarter of 2015 and $190,000 in stock based compensation incurred in connection with the additional hires and stock option grants made in late 2013.
Depreciation and amortization. Depreciation and amortization increased by approximately $520,000, or 371%, to approximately $660,000 for the year ended December 31, 2014, compared to approximately $140,000 for the year ended December 31, 2013. The increase was primarily attributable to amortization of $510,000 associated with an intangible asset which was capitalized in connection with the pSivida Milestone Payment upon FDA approval of ILUVIEN in September 2014.
Interest expense and other. Interest expense and other increased by approximately $1.6 million, or 302%, to approximately $2.1 million for the year ended December 31, 2014, compared to approximately $530,000 for the year ended December 31, 2013. Interest expense for the year ended December 31, 2014 was primarily interest expense incurred in connection with our 2013 Term Loan and 2014 Loan Agreement. Interest expense for the year ended December 31, 2013 was primarily interest expense incurred in connection with our 2010 Term Loan and our 2013 Term Loan. The increase was primarily attributable to higher principal balances for the year ended December 31, 2014 as a result of the 2014 Loan Agreement.
Unrealized foreign currency (loss) gain, net. Unrealized foreign currency (loss) gain, net was a loss of approximately $540,000 for the year ended December 31, 2014, compared to a gain of approximately $830,000 for the year ended December 31, 2013. The 2014 unrealized foreign currency loss was primarily attributable to the weakening of the Euro during 2014 and the revaluation of Alimera Sciences Limited's U.S. dollar denominated liabilities. The 2013 unrealized foreign currency gain was primarily attributable to the strengthening of the Euro during 2013 and the revaluation of Alimera Sciences Limited's U.S. dollar denominated liabilities.
Change in fair value of derivative warrant liability. During the year ended December 31, 2014, we recognized a gain of approximately $280,000 related to the decrease in the fair value of our derivative warrant liability. The change in fair value was primarily due to an decrease in the fair market value of our underlying common stock during the year ended December 31, 2014. During the year ended December 31, 2013, we recognized a loss of approximately $12.0 million related to the increase in the fair value of our derivative warrant liability. The change in fair value was primarily due to an increase in the fair market value of our underlying common stock during the year ended December 31, 2013.

Liquidity and Capital Resources
To date we have incurred recurring losses, negative cash flow from operations, and have accumulated a deficit of $313.3 million from our inception through December 31, 2014. We have funded our operations through the public and private placement of common stock, convertible preferred stock, warrants, the sale of certain assets of the non-prescription business in which we were previously engaged, and certain debt facilities.

On January 31, 2014, we sold 6,250,000 shares of our common stock for aggregate gross proceeds of approximately $37.5 million, prior to the payment of approximately $2.3 million of related issuance costs and placement agent fees.
On December 12, 2014, we closed a preferred stock financing in which we sold 8,416.251 shares of Series B Convertible Preferred Stock for gross proceeds of $50.0 million, prior to the payment of approximately $430,000 of related issuance costs.
As of December 31, 2014, we had approximately $76.7 million in cash and cash equivalents. We launched ILUVIEN in the United Kingdom and Germany, in April and May of 2013, respectively, and in Portugal and the U.S. in the first quarter of 2015. Based on our current plans, we believe our cash and cash equivalents will be sufficient to fund our operations beyond the projected commercialization of ILUVIEN in the United Kingdom, Germany, Portugal and the U.S. and the expected generation of positive cash flow from operations in 2016, at the earliest, if at all. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. If ILUVIEN is not approved in additional jurisdictions or does not generate sufficient revenue, we may adjust our commercial plans so that we can continue to operate with our existing cash resources or seek to raise additional financing.
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
For the twelve months ended December 31, 2014, cash used in our operations of $24.3 million was primarily due to our net loss of $35.9 million, increased by $280,000 for a non-cash gain for the change in our derivative warrant liability and offset by non-cash charges of approximately $3.9 million for stock compensation expense, $660,000 of depreciation and amortization expense, $540,000 for unrealized foreign currency transactions, $460,000 amortization of deferred financing costs and debt discount and $440,000 for the loss from early extinguishment of debt. Further impacting cash from operations was an increase in accrued expenses and other current liabilities of $6.1 million and increase in accounts receivable of $440,000. The increase in accrued expenses and other current liabilities of $6.1 million was primarily due to increases of $2.6 million of amounts payable to Quintiles Commercial and $2.0 million for a milestone payment payable to a consultant that was engaged to assist with the pursuit of approval of ILUVIEN in the U.S.
For the twelve months ended December 31, 2013, cash used in our operations of $37.8 million was primarily due to our net loss of $46.2 million, offset by a non-cash loss of $12.0 million for a change in derivative warrant liability and by non-cash charges of $2.5 million for stock compensation expense, and increased by a non-cash gain of $830,000 for unrealized foreign currency transactions. Further decreasing cash was a decrease in accrued expenses and other current liabilities of $2.6 million and increases in prepaid expenses and other current assets of $1.4 million, inventory of $1.4 million and accounts receivable of $480,000. The decrease in accrued expenses and other current liabilities of $2.6 million was primarily due to decreases of $2.0 million in amounts paid to Quintiles Commercial. The increase in prepaid expense and other current assets of $1.4 million was primarily due to increases of $1.3 million in advances to Quintiles Commercial during the fourth quarter of 2013.
For the year ended December 31, 2014, net cash used in our investing activities was approximately $25.8 million, which was primarily due to the payment of a $25.0 million milestone payment to pSivida which was payable upon the FDA's approval of ILUVIEN in September 2014.
For the year ended December 31, 2013, net cash used in our investing activities was approximately $970,000, which was primarily due to the purchase of back-up manufacturing equipment for ILUVIEN.
For the year ended December 31, 2014, net cash provided by our financing activities was approximately $114.7 million. In January 2014, we entered into a securities purchase agreement with investors pursuant to which we sold an aggregate of 6,250,000 shares of our common stock at a purchase price of $6.00 per share. Gross proceeds from the offering were $37.5 million prior to the payment of approximately $2.4 million of related issuance costs. In April 2014, we entered into a term loan agreement with Hercules, which resulted in proceeds of $10.0 million in April of 2014 and $25.0 million in September of 2014 prior to the payment of approximately $1.0 million in related costs, and $4.9 million used to prepay and terminate our 2013 Term Loan. Further increasing cash from our financing activities was $770,000 from the proceeds from exercises of stock options. In December 2014, we closed a preferred stock financing in which we sold 8,416.251 shares of Series B Convertible Preferred Stock for gross proceeds of $50.0 million, prior to the payment of approximately $430,000 of related issuance costs.

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016 for public entities, with no early adoption permitted. Our management is still evaluating the potential impact of adopting this guidance on our financial statements.
In June 2014, the FASB issued ASU 2014-12, Compensation Stock - Compensation (Topic 718). ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. Our management is still evaluating the potential impact of adopting this guidance on our financial statements.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related consolidated financial statement schedules required to be filed are indexed on page 64 and are incorporated herein.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2014, based on criteria for effective internal control over financial reporting established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Our change in filer status required for the first time, as of December 31, 2014, an audit of internal control over financial reporting (ICFR) under Section 404(b) of the Sarbanes Oxley Act of 2002. Due to the time constraints, we have elected to delay the adoption of 2013 COSO Framework until 2015.
Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2014 based on the specified criteria.

The independent registered public accounting firm of Grant Thornton LLP, as auditor of the consolidated balance sheets of Alimera Sciences Inc. and its subsidiaries as of December 31, 2014 and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2014, has issued an attestation report on the Company’s internal control over financial reporting, which is included on page 58.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Alimera Sciences, Inc.,

We have audited the internal control over financial reporting of Alimera Sciences, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 13, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 13, 2015

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014, under the captions “Election of Directors,” “Executive Officers,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014, under the captions “Corporate Governance” and “Executive Compensation,” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K, except that information required by Item 407(e)(5) of Regulation S-K will be deemed furnished in this Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014, under the captions “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plan Information" and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014, under the captions “Corporate Governance” and “Certain Relationships and Related Persons Transactions” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014, under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
The consolidated financial statements filed as part of this annual report on Form 10-K are listed and indexed at page 64. Certain schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.
The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this annual report on Form 10-K.

Signatures
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Alpharetta, Georgia, on March 13, 2015.

ALIMERA SCIENCES, INC.

By:	/s/ C. Daniel Myers
President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Daniel Myers	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2015
C. Daniel Myers

/s/ Richard S. Eiswirth, Jr.	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2015
Richard S. Eiswirth, Jr.

/s/ Philip R. Tracy	Chairman of the Board of Directors	March 13, 2015
Philip R. Tracy

/s/ Mark J. Brooks	Director	March 13, 2015
Mark J. Brooks

/s/ Brian K. Halak, Ph.D.	Director	March 13, 2015
Brian K. Halak, Ph.D.

/s/ James R. Largent.	Director	March 13, 2015
James R. Largent

/s/ Peter J. Pizzo, III	Director	March 13, 2015
Peter J. Pizzo, III

/s/ Calvin W. Roberts, M.D.	Director	March 13, 2015
Calvin W. Roberts, M.D.

/s/ Glen Bradley, Ph.D.	Director	March 13, 2015
Glen Bradley, Ph.D.

/s/ Garheng Kong, M.D., Ph.D.	Director	March 13, 2015
Garheng Kong, M.D., Ph.D.

ALIMERA SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Alimera Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Alimera Sciences, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alimera Sciences, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses, negative cash flow from operations, and has an accumulated deficit of $313 million as of December 31, 2014. These conditions, along with the other matters as set forth in Note 3, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 13, 2015

ALIMERA SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND 2013

	December 31,
	2014	2013
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$76,697	$12,628
Accounts receivable, net	850	500
Prepaid expenses and other current assets	3,234	3,474
Inventory, net (Note 4)	1,734	1,786
Deferred financing costs	754	250
Total current assets	83,269	18,638
PROPERTY AND EQUIPMENT — at cost less accumulated depreciation	1,653	982
INTANGIBLE ASSET, net	24,490	—
TOTAL ASSETS	$109,412	$19,620
CURRENT LIABILITIES:
Accounts payable	$5,021	$1,735
Accrued expenses (Note 7)	954	934
Accrued milestone payments	2,000	—
Outsourced services payable	1,466	603
Note payable (Note 9)	1,023	1,667
Capital lease obligations	11	10
Total current liabilities	10,475	4,949
NON-CURRENT LIABILITIES:
Derivative warrant liability	16,098	16,381
Note payable — less current portion (Note 9)	33,065	3,194
Other non-current liabilities	255	21
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, $.01 par value — 10,000,000 shares authorized at December 31, 2014 and 2013:
Series A Convertible Preferred Stock, 1,300,000 authorized and 600,000 issued and outstanding at December 31, 2014 and 1,000,000 issued and outstanding at December 31, 2013; liquidation preference of $24,000 at December 31, 2014 and $40,000 at December 31, 2013	19,227	32,045
Series B Convertible Preferred Stock, 8,417 authorized and 8,416.251 issued and outstanding at December 31, 2014 and none issued and outstanding at December 31, 2013; liquidation preference of $50,750 at December 31, 2014 and $0 at December 31, 2013	49,568	—
Common stock, $.01 par value — 100,000,000 shares authorized, 44,320,342 shares issued and outstanding at December 31, 2014 and 31,610,991 shares issued and outstanding at December 31, 2013	443	316
Additional paid-in capital	292,851	240,135
Common stock warrants	1,497	412
Accumulated deficit	(313,255)	(277,345)
Accumulated other comprehensive loss	(812)	(488)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	49,519	(4,925)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$109,412	$19,620
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Years Ended December 31,
	2014	2013
	(In thousands, except share and per share data)
NET REVENUE	$8,423	$1,872
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,442)	(1,863)
GROSS MARGIN	6,981	9

RESEARCH AND DEVELOPMENT EXPENSES	11,363	8,429
GENERAL AND ADMINISTRATIVE EXPENSES	12,371	9,475
SALES AND MARKETING EXPENSES	15,535	16,371
DEPRECIATION AND AMORTIZATION	659	138
OPERATING EXPENSES	39,928	34,413
NET LOSS FROM OPERATIONS	(32,947)	(34,404)

INTEREST EXPENSE AND OTHER	(2,090)	(533)
UNREALIZED FOREIGN CURRENCY (LOSS) GAIN, NET	(542)	825
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(440)	(153)
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	283	(11,964)
NET LOSS BEFORE TAXES	(35,736)	(46,229)
PROVISION FOR TAXES	(174)	—
NET LOSS	(35,910)	(46,229)
BENEFICIAL CONVERSION FEATURE OF PREFERRED STOCK (Note 11)	(750)	(4,950)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(36,660)	$(51,179)
NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS — Basic and diluted	$(0.91)	$(1.62)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	40,397,224	31,579,553
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Years Ended December 31,
	2014	2013

NET LOSS	$(35,910)	$(46,229)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(324)	(488)
TOTAL OTHER COMPREHENSIVE LOSS	(324)	(488)
COMPREHENSIVE LOSS	$(36,234)	$(46,717)

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Additional Paid-In Capital	Common Stock Warrants	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Shares	Amount					Total
	(In thousands, except share data)
BALANCE — December 31, 2012	31,541,286	$315	1,000,000	$32,045	—	$—	$237,485	$415	$(231,116)	$—	$39,144
Issuance of common stock	26,123	—	—	—	—	—	53	—	—	—	53
Exercise of stock options	43,582	1	—	—	—	—	71	—	—	—	72
Modification of common stock warrants	—	—	—	—	—	—	—	46	—	—	46
Forfeiture of common stock warrants	—	—	—	—	—	—	49	(49)	—	—	—
Intrinsic value of beneficial conversion feature	—	—	—	(4,950)	—	—	4,950	—	—	—	—
Accretion of beneficial conversion feature	—	—	—	4,950	—	—	(4,950)	—	—	—	—
Issuance of preferred stock, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	2,477	—	—	—	2,477
Net loss	—	—	—	—	—	—	—	—	(46,229)	—	(46,229)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(488)	(488)
BALANCE — December 31, 2013	31,610,991	316	1,000,000	32,045	—	—	240,135	412	(277,345)	$(488)	(4,925)
Issuance of common stock, net of issuance costs	6,284,915	63	—	—	—	—	35,146	—	—	—	35,209
Exercise of stock options	391,307	4	—	—	—	—	770	—	—	—	774
Issuance of preferred stock, net of issuance costs	—	—	—	—	8,416	49,568	—	—	—	—	49,568
Conversion of preferred stock	6,015,037	60	(400,000)	(12,818)	—	—	12,758	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	—	1,277	—	—	1,277
Exercise of common stock warrants	18,092	—	—	—	—	—	192	(192)	—	—	—
Intrinsic value of beneficial conversion feature	—	—	—		—	(750)	750	—	—	—	—
Accretion of beneficial conversion feature	—	—	—	—	—	750	(750)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	3,850	—	—	—	3,850
Net loss	—	—	—	—	—	—	—	—	(35,910)	—	(35,910)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(324)	(324)
BALANCE — December 31, 2014	44,320,342	$443	600,000	$19,227	8,416	$49,568	$292,851	$1,497	$(313,255)	$(812)	$49,519
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Years Ended December 31,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,910)	$(46,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	659	138
Inventory reserve	—	410
Unrealized foreign currency transaction gain	542	(825)
Amortization of deferred financing costs and debt discount	466	159
Loss on early extinguishment of debt	440	153
Stock option expense	3,850	2,477
Change in fair value of derivative warrant liability	(283)	11,964
Changes in assets and liabilities:
Accounts receivable	(444)	(483)
Prepaid expenses and other current assets	206	(1,355)
Inventory	(135)	(1,416)
Accounts payable	2,987	(259)
Accrued expenses and other current liabilities	3,077	(2,347)
Other long-term liabilities	244	(208)
Net cash used in operating activities	(24,301)	(37,821)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of license intangible (Note 6)	(25,000)	—
Purchases of property and equipment	(842)	(973)
Net cash used in investing activities	(25,842)	(973)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	774	72
Proceeds from sale of common stock	37,598	53
Payment of issuance cost of common stock	(2,389)	—
Proceeds from issuance of Series B convertible preferred stock	50,000	—
Payment of Series B convertible preferred stock offering costs	(105)	—
Proceeds from issuance of notes payable (Note 9)	35,000	5,000
Payment of debt issuance costs (Note 9)	(1,016)	(291)
Payment of principal on notes payable	(4,861)	(3,169)
Payment of debt extinguishment costs	(246)	—
Payments on capital lease obligations	(10)	(11)
Net cash provided by financing activities	114,745	1,654
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(533)	204
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64,069	(36,936)
CASH AND CASH EQUIVALENTS — Beginning of year	12,628	49,564
CASH AND CASH EQUIVALENTS — End of year	$76,697	$12,628
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,247	$607
Supplemental schedule of noncash investing and financing activities:
Conversion of Series A Convertible Preferred Stock to common stock	$12,818	$—
Series B Convertible Preferred Stock offering costs accrued but unpaid	$327	$—
Property and equipment acquired under capital leases	$—	$33
There were no income tax or dividend payments made for the years ended December 31, 2014 and 2013.

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS
Alimera Sciences, Inc., and its wholly-owned subsidiaries, (the Company) is a pharmaceutical company that specializes in the research, development, and commercialization of ophthalmic pharmaceuticals. The Company was formed on June 4, 2003 under the laws of the State of Delaware.
The Company is presently focused on diseases affecting the back of the eye, or retina, because the Company’s management believes these diseases are not well treated with current therapies and represent a significant market opportunity. The Company’s only commercial product is ILUVIEN®, which has received marketing authorization in the United States (U.S.), Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden, and the United Kingdom and has been recommended for marketing authorization in Poland. In the U.S., ILUVIEN is indicated for the treatment of diabetic macular edema (DME) in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure (IOP). In the European Union (EU) countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with DME considered insufficiently responsive to available therapies. As part of the approval process in these countries, the Company has committed to conduct a five-year, post-authorization, open label registry study of ILUVIEN in 800 patients treated per the labeled indication.
The Company launched ILUVIEN in the United Kingdom and Germany in the second quarter of 2013 and in Portugal and the U.S. in the first quarter of 2015. To date, the majority of the Company’s sales have been in Germany and the United Kingdom. The Company was able to launch in Germany without price restrictions, but continues to work with the statutory health insurance funds in Germany to streamline reimbursement for ILUVIEN.
In October 2013, the United Kingdom’s National Institute for Health and Care Excellence (NICE) issued a positive Final Appraisal Determination recommending ILUVIEN funding, taking into consideration a simple patient access scheme (PAS) for the treatment of pseudophakic eyes (eyes with an artificial lens) in chronic DME patients considered insufficiently responsive to available therapies. The Company began receiving orders for ILUVIEN from several National Health Service (NHS) facilities in January 2014 following the final technology appraisal guidance that was published in November 2013. Further, in February 2014, the Scottish Medicines Consortium, after completing its assessment and review of a similar simple PAS, announced that is has accepted ILUVIEN for restricted use within the NHS Scotland.
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

Reclassifications — Within the operating expenses section of the Consolidated Statements of Operations for the year ended December 31, 2013, the Company reclassified depreciation expense of $138,000 from general and administrative expenses to depreciation and amortization to conform to the current year presentation.
Cash and Cash Equivalents — Cash and cash equivalents include cash and highly liquid investments that are readily convertible into cash and have a maturity of 90 days or less when purchased. Generally, cash and cash equivalents held at financial institutions are in excess of federally insured limits. The Company limits its exposure to credit loss by placing its cash and cash equivalents in highly liquid investments with high quality financial institutions. Cash and cash equivalents were $76,697,000 and $12,628,000 at December 31, 2014 and 2013, respectively, with approximately 96.0% and 100.0% of these balances, respectively held in U.S. based financial institutions.
Revenue Recognition — The Company recognizes revenue from its product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, and collection from the customer is reasonably assured. Title passes generally upon shipment or upon receipt by the customer depending on the agreement with the customer. Precise information regarding the receipt of product by the customer is not always readily available. In these cases, the Company estimates the date of receipt based upon shipping policies by geographic location. The Company's shipping policies require delivery within 24 hours of shipment in most instances. Taxes that are collected from customers and remitted to governmental authorities are not included in revenue.
Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable are generated through sales primarily to pharmacies, hospitals and wholesalers which began in 2013. The Company does not require collateral from its customers for accounts receivable. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management's best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability. Provisions for doubtful accounts are charged to operations at the time management determines these accounts may become uncollectable. The Company writes off accounts receivable when management determines they are uncollectable and credits payments subsequently received on such receivables to bad debt expense in the period received. There were accounts receivable write-offs of $21,000 for the year ended December 31, 2014 and no allowance for doubtful accounts at December 31, 2014. There were no accounts receivable write-offs for the year ended December 31, 2013 and no allowance for doubtful accounts at December 31, 2013.
Inventory — Inventories are stated at the lower of cost or market with cost determined under the first in, first out (FIFO) method. Included in inventory costs are component parts, work-in-progress and finished goods. The Company relies on third party manufacturers for the production of all inventory and does not capitalize any internal costs. The Company periodically reviews inventories for excess, obsolete or expiring inventory and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated, or if there are any further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-downs will be required.
Intangible Assets — The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, which approximates a straight-line basis, over the estimated periods benefited. The estimated useful life of the intangible asset is approximately thirteen years.
Property and Equipment — Property and equipment are stated at cost. Additions and improvements are capitalized while repairs and maintenance are expensed. Depreciation is provided on the straight-line method over the useful life of the related assets beginning when the asset is placed in service. The estimated useful lives of the individual assets are as follows: furniture and fixtures and manufacturing equipment, five years; office equipment and leasehold improvements, 29 months to five years; and software, three years.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Significant management judgment is involved in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Due to uncertainties with respect to the realization of deferred tax assets as a result of the Company's history of operating losses, a valuation allowance has been established against the net deferred tax asset balance. The valuation allowance is based on management’s estimates of taxable income in the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, a change in the valuation allowance may be needed, which could materially impact the Company’s financial position and results of operations.
Research and Development Costs — Research and development costs are expensed as incurred.
Stock-Based Compensation — The Company has stock option plans which provide for grants of stock options to employees and directors to purchase shares of the Company’s common stock at exercise prices generally equal to the fair market values of such stock at the dates of grant. Compensation cost is recognized for all share-based awards based on the grant date fair value in accordance with the provisions of ASC 718, Compensation — Stock Compensation. The fair values for the options are estimated at the dates of grant using a Black-Scholes option-pricing model.

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
Derivative Financial Instruments — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks. However, certain warrants to purchase Series A convertible Preferred Stock or common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the ASC, are classified as liabilities. In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants were considered derivative instruments at issuance because the agreements provide for settlement in Series A Convertible Preferred Shares or common shares at the option of the holder, an adjustment to the warrant exercise price for common shares at some point in the future, and contain anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The warrant exercise price no longer can be adjusted at some point in the future. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of change in fair value of derivative warrant liability in the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At December 31, 2014 and 2013, these warrants represented the only outstanding derivative instruments issued or held by the Company.
Fair Value of Financial Instruments — The carrying amounts of the Company’s financial instruments, including cash and cash equivalents and current assets and liabilities approximate their fair value because of their short maturities. The weighted average interest rate of the Company’s notes payable approximates the rate at which the Company could obtain alternative financing; therefore, the carrying amount of the note approximates the fair value. The Company uses the Black-Scholes option

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pricing model and assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments.
Translation Policy - The U.S. dollar is the functional currency for Alimera Sciences, Inc. The Euro is the functional currency for the majority of the Company's subsidiaries operating outside of the U.S.
For Alimera Sciences, Inc., foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for non-monetary balance sheet accounts, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the non-monetary balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in the statement of operations.
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

	Years Ended December 31,
	2014	2013
Series A convertible preferred stock	9,022,556	15,037,594
Series B convertible preferred stock	8,416,251	—
Series A convertible preferred stock warrants	4,511,279	4,511,279
Common stock warrants	362,970	109,772
Stock options	7,681,256	7,566,437
Total	29,994,312	27,225,082

Reporting Segments — The Company's chief decision maker is the Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the business is principally managed on an aggregate basis as of December 31, 2014. For the year ended December 31, 2014, the Company's revenues were generated in the European Union (EU). Additionally, the majority of the Company's expenditures and personnel either directly supported its efforts in the EU, or cannot be specifically attributed to a geography. Therefore, the Company has only one reportable operating segment.
Promotional and Advertising Costs — Promotional and advertising costs are expensed as incurred.
Recent Accounting Pronouncements — In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016 for public entities, with no early adoption permitted. The Company is still evaluating the potential impact of adopting this guidance on its financial statements.
In June 2014, the FASB issued ASU 2014-12, Compensation Stock - Compensation (Topic 718). ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard will be effective for annual

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company is still evaluating the potential impact of adopting this guidance on its financial statements.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. FACTORS AFFECTING OPERATIONS
To date the Company has incurred recurring losses, negative cash flow from operations, and has accumulated a deficit of $313,255,000 from the Company’s inception through December 31, 2014. As of December 31, 2014, the Company had approximately $76,697,000 in cash and cash equivalents.
The Company believes that it has sufficient funds available to fund its operations for the continued commercialization of ILUVIEN in Germany and the United Kingdom, and the launch of ILUVIEN in Portugal and the U.S. The Company does not expect the generation of positive cash flow from operations until 2016, at the earliest, if at all. The Company may seek to raise additional financing to fund its working capital needs associated with the commercialization of ILUVIEN in the U.S. If the Company is unable to raise additional financing, then it may adjust its commercial plans so that it can continue to operate with its existing cash resources.
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
4. INVENTORY

Inventory consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Component parts (1)	$76	$266
Work-in-process (2)	219	587
Finished goods	1,972	1,343
Total inventory	2,267	2,196
Inventory reserve	(533)	(410)
Inventory — net	$1,734	$1,786

(1) Component parts inventory consisted of manufactured components of the ILUVIEN applicator.
(2) Work-in-process consisted of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing as required by U.S. or EU regulatory authorities.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Furniture and fixtures	$367	$308
Office equipment	652	425
Software	601	439
Leasehold improvements	417	82
Manufacturing equipment	974	937
Total property and equipment	3,011	2,191
Less accumulated depreciation and amortization	(1,358)	(1,209)
Property and equipment — net	$1,653	$982
Depreciation and amortization expense associated with property and equipment totaled $149,000 and $138,000 for the years ended December 31, 2014 and 2013, respectively.

6. INTANGIBLE ASSETS
The Company had no intangible assets as of December 31, 2013. As a result of the FDA's approval of ILUVIEN in September 2014, the Company was required to pay pSivida US, Inc. (pSivida) a milestone payment of $25,000,000 (the pSivida Milestone Payment) in October 2014 (see Note 8).
The gross carrying amount of the intangible asset is $25,000,000, which is being amortized over approximately 13 years from the acquisition date. The net book value of the intangible asset was $24,490,000 as of December 31, 2014, and amortization expense was $510,000 for the year ended December 31, 2014.
The estimated remaining amortization as of December 31, 2014 is as follows (in thousands):

Years Ending December 31
2015	$1,940
2016	1,940
2017	1,940
2018	1,940
2019	1,940
Thereafter	14,790
Total	$24,490
7. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Accrued clinical investigator expenses	$309	$562
Accrued other compensation expenses	226	106
Other accrued expenses	419	266
Total accrued expenses	$954	$934

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. LICENSE AGREEMENTS
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
Upon commercialization of ILUVIEN, the Company must share 20% of net profits, determined on a cash basis, and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN, as defined by the agreement, with pSivida. In connection with this arrangement the Company is entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits, which is recovered as a reduction of future royalty payments. As of December 31, 2014 and 2013, the Company was owed $15,144,000 and $12,219,000, respectively, in commercialization costs. Due to the uncertainty of future net profits, the Company has fully reserved these amounts in the accompanying consolidated financial statements. As a result of the FDA's approval of the NDA for ILUVIEN in September 2014, the Company paid pSivida an additional milestone payment of $25,000,000 in October 2014.

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
2014 Loan Agreement
In April 2014, Limited entered into a loan and security agreement (2014 Loan Agreement) with Hercules Technology Growth Capital, Inc. (Hercules) providing for a term loan of up to $35,000,000 (2014 Term Loan). Under the 2014 Loan Agreement, Hercules made an advance in the initial principal amount of $10,000,000 to Limited at closing to provide Limited with additional working capital for general corporate purposes and to repay the 2013 Term Loan. Hercules made an additional advance of $25,000,000 to Limited in September 2014 following the approval of ILUVIEN by the FDA in September 2014 to fund the pSivida Milestone Payment. The 2014 Term Loan provides for interest only payments through November 2015. The interest only period may be extended until June 1, 2017 if the Company realizes certain revenue thresholds and no event of default has occurred under the 2014 Loan Agreement. As of December 31, 2014, the interest only period has not been extended. Interest on the 2014 Term Loan accrues at a floating per annum rate equal to the greater of (i) 10.90%, or (ii) the sum of (A) 7.65%, plus (B) the prime rate. Following the interest only period the term loan will be due and payable to Hercules in equal monthly payments of principal and interest through May 1, 2018.
In connection with the initial advance, Limited paid to Hercules a facility charge of $262,500 and incurred legal and other fees of approximately $383,000. Limited incurred $375,000 in additional fees in connection with the second advance. If Limited repays the 2014 Term Loan prior to maturity, it will pay Hercules a prepayment penalty of 1.25% of the total principal amount repaid.
Limited and the Company, on a consolidated basis with its other subsidiaries, also agreed to customary affirmative and negative covenants and events of default in connection with these arrangements. The occurrence of an event of default could result in the acceleration of Limited’s obligations under the 2014 Loan Agreement and an increase to the applicable interest rate, and would permit Hercules to exercise remedies with respect to the collateral under the 2014 Loan Agreement. As of December 31, 2014, the Company, on a consolidated basis with its subsidiaries, was in compliance with the covenants of the 2014 Term Loan.
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
In connection with Limited entering into the 2014 Loan Agreement, the Company entered into a warrant agreement with Hercules to purchase up to 285,016 shares of the Company’s common stock at an exercise price of $6.14 per share. The

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company estimated the fair value of warrants granted using the Black-Scholes option pricing model to be $1,349,000. The Company allocated a portion of the proceeds from the 2014 Term Loan to the warrants in accordance with ASC 470-20-25-2, Debt Instruments with Detachable Warrants. As a result, the Company recorded a discount of $1,277,000 which is amortized to interest expense using the effective interest method. Sixty percent of the warrants were exercisable at the closing in April 2014 and the remaining forty percent became exercisable upon the funding of the additional $25,000,000 to Limited in September 2014.
The weighted average interest rates of the Company's notes payable approximate the rate at which the Company could obtain alternative financing; therefore, the carrying amount of the notes approximated their fair value at December 31, 2014 and 2013.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. COMMITMENTS AND CONTINGENCIES
Term Note Payable — In April 2014, the Company entered into the 2014 Term Loan (Note 9). As of December 31, 2014 a schedule of future minimum principal payments under the Note Payable is as follows (in thousands):

Years Ending December 31	(In thousands)
2015	$1,023
2016	12,968
2017	14,487
2018	6,522
Total	$35,000
As of December 31, 2014, the Company had $324,000 accrued and unpaid interest payable on the Notes Payable. As of December 31, 2013, the Company had no accrued and unpaid interest payable on its Notes Payable under the 2013 Loan Agreement.
Operating Leases — The Company leases office space and equipment under non-cancelable agreements accounted for as operating leases. The leases generally require that the Company pay taxes, maintenance, and insurance. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. In August 2014, the Company signed a lease for office space in the U.S. through September 2021. In December 2014, Limited signed a lease for office space in the United Kingdom from December 17, 2014 to December 24, 2024, however the lease is cancellable after five years. The lease has a contingent escalation clause based on inflation beginning in 2020. The Company also leases office space in Germany and Portugal that can be renewed on an annual basis. At December 31, 2014, a schedule by year of future minimum payments under operating leases is as follows:

Years Ending December 31	(In thousands)
2015	$376
2016	509
2017	516
2018	525
2019	485
Thereafter	618
Total	$3,029
Rent expense under all operating leases totaled approximately $521,000 and $576,000 for the years ended December 31, 2014 and 2013, respectively.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Leases — The Company leases equipment under capital leases. The property and equipment is capitalized at the lesser of fair market value or the present value of the minimum lease payments at the inception of the leases using the Company’s incremental borrowing rate.
At December 31, 2014, a schedule by year of future minimum payments under capital leases, together with the present value of minimum lease payments, is as follows (in thousands):

Years Ending December 31	(In thousands)
2015	12
2016	9
Total	21
Less amount representing interest	(2)
Present value of minimum lease payments	19
Less current portion	(11)
Non-current portion	$8
Property and equipment under capital leases, which are included in property and equipment (Note 5), consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Office equipment	$33	$33
Less accumulated amortization	(16)	(5)
Total	$17	$28
Depreciation expense associated with office equipment under capital leases was $11,000 for each of the years ended December 31, 2014 and 2013.
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
In March 2011, the Company entered into an agreement with a contract research organization (CRO) for clinical and data management services to be performed in connection with a physician utilization study which was being conducted to assess the safety and utility of the commercial version of the ILUVIEN applicator. For the years ended December 31, 2014 and 2013, the Company incurred $16,000 and $690,000, respectively, of expense associated with this agreement. At December 31, 2014 no amounts are recorded in outsourced services payable. At December 31, 2013 $30,000 is included in outsourced services payable.
In February 2012, the Company engaged a consultant in connection with the Company's efforts to obtain the approval of ILUVIEN from the FDA. For the years ended December 31, 2014 and 2013, the Company recorded approximately $425,000 and $1,700,000, respectively, in costs pertaining to consulting fees related to the Company's agreement with this consultant. In addition, the Company expensed a $2,000,000 success fee payable to this consultant which was payable upon the approval of our NDA by the FDA and paid in January 2015. At December 31, 2014, the $2,000,000 was included in accrued milestone payments.
In November 2012, the Company entered into an agreement with Quintiles Commercial Europe Limited. Under the agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) will provide certain services to the Company in connection with the commercialization of ILUVIEN in certain countries in Europe under subsequent project orders. Such services may include marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, regulatory, medical science liaison and communications and/or other advisory services. As of December 31, 2014, the Company had entered into project orders with Quintiles Commercial for the provision of services in Germany, the United Kingdom and France. Under these project orders Quintiles Commercial, as of December 31,

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2014, employed 16 persons fully dedicated to the Company. Quintiles Commercial also employed three persons partially dedicated to Alimera in Germany, the United Kingdom and France as of December 31, 2014. In the second half of 2014, the Company notified Quintiles Commercial that it would be terminating the project orders associated with Germany and France and transitioning the covered positions employed by Quintiles Commercial to its payroll. The Company expects to complete these transitions during the second quarter of 2015. In the first quarter of 2015, the Company notified Quintiles Commercial that it would be terminating the project orders associated with the United Kingdom and transitioning the covered positions employed by Quintiles Commercial to its payroll. The Company expects to complete this transition during the third quarter of 2015. As of December 31, 2104, under the existing project orders, the Company expects to incur approximately $4,400,000 in costs with Quintiles Commercial during 2015. For the year ended December 31, 2014, the Company incurred $5,800,000 of expense associated with this agreement. At December 31, 2014, $1,443,000 is included in outsourced services payable and $703,000 is included in prepaid expenses and other current assets.
Employment Agreements — The Company is party to employment agreements with five executives. The agreements generally provide for annual salaries, bonuses, and benefits and for the “at-will” employment of such executives. Effective January 1, 2015, the Company was party to five agreements with salaries ranging from $309,000 to $504,000. If any of the agreements are terminated by the Company without cause, or by the employee for good reason, as defined in the agreements, the Company will be liable for one year of salary and benefits. Certain other employees have general employment contracts which include stipulations regarding confidentiality, Company property, and miscellaneous items.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. PREFERRED STOCK
Series A Convertible Preferred Stock
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
These warrants are considered derivative instruments because the agreements provide for settlement in Series A Convertible Preferred Stock shares or common stock shares at the option of the holder, an adjustment to the warrant exercise price for common shares at some point in the future, and contain anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. Therefore the warrants were recorded as a liability at issuance. At December 31, 2014 and 2013 the fair market value of the warrants was estimated to be $16,098,000 and $16,381,000, respectively. The Company recorded a gain of $283,000 as a result of the change in fair value of the warrants during the year ended December 31, 2014.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series B Convertible Preferred Stock
On December 12, 2014, the Company closed a preferred stock financing in which it sold 8,291.873 shares of Series B Convertible Preferred Stock for a purchase price of $6,030.00 per share, or an aggregate purchase price of $50,000,000, prior to the payment of approximately $432,000 of related issuance costs. The Company has also agreed to issue the purchasers an additional 124.378 shares of Series B Convertible Preferred Stock as a subscription premium. The powers, preferences and rights of the Series B Convertible Preferred Stock are set forth in the certificate of designation filed by the Company with the Secretary of State of the State of Delaware. Each share of Series B Convertible Preferred Stock is convertible into 1,000 shares of the Company’s common stock at any time at the option of the holder, provided that the holder will be prohibited from converting Series B Convertible Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding. The Series B Convertible Preferred Stock ranks junior to the Company’s existing Series A Convertible Preferred Stock, and senior to the Company’s common stock, with respect to rights upon liquidation. The Series B Convertible Preferred Stock ranks junior to all existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions), the Series B Convertible Preferred Stock will not have voting rights. The Series B Preferred Stock is not redeemable at the option of the holder. The Series B Convertible Preferred Stock is not subject to any price-based or other anti-dilution protections and does not provide for any accruing dividends.
The Company determined that the conversion option of the Preferred Shares represented a beneficial conversion feature, as the conversion feature had intrinsic value to the holder on the commitment date as a result of the subscription premium. Therefore, the Company recorded a beneficial conversion feature of $750,000 as an increase in additional paid in capital. Because the Series B Convertible Preferred Stock was immediately convertible into common stock at the option of the holder at issuance, the Company immediately accreted the full value of the beneficial conversion feature to the carrying value of the Series B Convertible Preferred Stock on that date.

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
A summary of stock option transactions under the plans are as follows:

	Years Ended December 31,
	2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	7,566,438	$2.74	5,493,079	$2.67
Grants	716,500	5.56	2,630,000	2.71
Forfeitures	(210,375)	3.10	(513,059)	1.96
Exercises	(391,307)	1.97	(43,582)	1.64
Options outstanding at year end	7,681,256	3.03	7,566,438	2.74
Options exercisable at year end	4,452,274	3.17	3,304,981	3.09
Weighted average per share fair value of options granted during the year	$4.43		$2.14
The following table provides additional information related to outstanding stock options, fully vested stock options, and stock options expected to vest as of December 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	7,681,256	$3.03	7.05 years	$21,710
Exercisable	4,452,274	3.17	5.87 years	12,887
Outstanding, vested and expected to vest	7,258,603	3.04	6.95 years	20,574

The Company estimated the fair value of options granted using the Black-Scholes option pricing model. Use of a valuation model requires the Company to make certain assumptions with respect to selected model inputs. Changes in these input variables would affect the amount of expense associated with equity-based compensation. Expected volatility is based on the historical volatility of the Company's common shares over the expected term of the stock option grant. To estimate the expected term, the Company utilizes the “simplified” method for “plain vanilla” options as discussed within the Securities and Exchange Commission’s Statement of Accounting Bulletin 107. The Company intends to utilize the simplified method for the foreseeable future until more detailed information about exercise behavior will be more widely available. The risk-free interest rate is based on U.S. Treasury Daily Treasury Yield Curve Rates corresponding to the expected life assumed at the date of grant. Dividend yield is zero as there are no payments of dividends made or expected. The weighted-average assumptions used for option grants were as follows:

	Years Ended December 31,
	2014	2013
Risk-free interest rate	1.79%	1.73%
Volatility factor	102.54%	100.76%
Grant date fair value of common stock	$4.43	$2.14
Weighted-average expected life	5.89 years	5.92 years
Assumed forfeiture rate	10.00%	10.00%

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee stock-based compensation expense related to stock options recognized under ASC 718 was as follows:

	Years Ended December 31,
	2014	2013
	(In thousands)
Marketing	$548	$366
Research and development	981	504
General and administrative	2,274	1,586
Total employee stock-based compensation expense	$3,803	$2,456
As of December 31, 2014, there was approximately $6,101,000 of total unrecognized compensation cost related to outstanding stock option awards that will be recognized over a weighted average period of 2.7 years. The total fair value of shares vested during the year ended December 31, 2014 was approximately $3,833,000.
The total estimated fair value of options granted during the years ended December 31, 2014 and 2013 was $3,177,000 and $5,618,000, respectively. The total estimated intrinsic value of options exercised during the years ended December 31, 2014 and 2013 was $1,710,000 and $79,000, respectively.
As of December 31, 2014, the Company was authorized to grant options to purchase up to an additional 774,723 shares under the 2010 Equity Incentive Plan. The Company’s 2010 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the least of: (1) 2,000,000 shares of our common stock; (2) 4% of the shares of common stock outstanding at that time; and (3) such other amount as our board of directors may determine. On January 1, 2015, an additional 1,772,814 shares became available for future issuance under the 2010 Plan. These additional shares from the annual increase under the 2010 Plan are not included in the foregoing discussion.
The following table summarizes outstanding and exercisable options at December 31, 2014:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$1.33 - $1.99	3,408,452	6.32	2,309,473	5.61
$2.00 - $2.99	2,442,796	7.70	1,020,648	5.98
$3.00 - $4.99	449,564	6.26	345,813	5.43
$5.00 - $10.99	1,019,794	8.71	415,690	7.46
$11.00 - $11.91	360,650	5.78	360,650	5.78
	7,681,256		4,452,274

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. COMMON STOCK WARRANTS
The Company has issued warrants to purchase common stock to various members of the board of directors, third-parties for services, and lenders. Total warrants to purchase common stock issued and exercisable were 362,970 and 109,772 at December 31, 2014 and 2013, respectively. At December 31, 2014, the exercise prices ranged from $6.14 to $11.00 per share. The warrants are exercisable for a period between 5 and 10 years from the issuance date.
Warrants to purchase 39,773 of the Company’s common stock were granted to the Lenders during the year ended December 31, 2010 in connection the issuance of the 2010 Term Loan (Note 9). The Lenders also held warrants to purchase an aggregate of up to 69,999 shares of the Company’s common stock, which were exercisable only upon the drawdown of the additional $11,000,000 subject to FDA approval of the NDA for ILUVIEN by December 31, 2011, which was not obtained. In May 2013, in connection with the 2013 Loan Agreement, the Company re-priced warrants to purchase an aggregate of up to 31,818 shares of the Company's common stock previously issued to SVB in connection with the 2010 Term Loan; 15,909 of which were previously exercisable only upon the drawdown of the additional $11,000,000 of the 2010 Term Loan subject to FDA approval of the NDA for ILUVIEN by December 31, 2011. Upon re-pricing, each of the warrants was exercisable immediately at a per-share exercise price of $2.86 and had a remaining term of 7.4 years. SVB exercised 31,818 of their warrants in the first quarter of 2014 in which the Company issued 18,092 shares of common stock as part of a cashless exercise.
In connection with Limited entering into the 2014 Loan Agreement (Note 9), the Company entered into a warrant agreement with Hercules to purchase up to 285,016 shares of the Company’s common stock at an exercise price of $6.14 per share. Sixty percent of the warrants were exercisable at the closing in April 2014 and the remaining forty percent became exercisable upon the funding of the additional $25,000,000 to Limited in September 2014.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. CONCENTRATIONS AND CREDIT RISK
There were no customers that accounted for more than 10% of revenue for the year ended December 31, 2014 or accounts receivable at December 31, 2014. There were two pharmacy customers that comprised $314,000 of the Company’s accounts receivable at December 31, 2013. These same two customers accounted for approximately 23% of the Company's total consolidated revenues for the year ended December 31, 2013.
For the years ended December 31, 2014 and 2013, one vendor comprised of approximately 14% and two vendors comprised approximately 42% of the Company’s total purchases, respectively.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. INCOME TAXES
The components of net loss before taxes are as follows:

	Years Ended December 31,
	2014	2013
	(In thousands)
United States	$(12,102)	$(29,303)
Foreign	(23,458)	(16,926)
Loss before provision for income taxes	$(35,560)	$(46,229)
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
The provision for income taxes consists of the following components:

	Years Ended December 31,
	2014	2013
	(In thousands)
Current benefit (expense):
Federal	$—	$—
State	—	—
Foreign	174	—
Current income tax expense	$174	$—

	Years Ended December 31,
	2014	2013
	(In thousands)
Deferred benefit (expense):
Federal	$3,050	$(18,565)
State	355	(2,162)
Foreign	(3,161)	3,160
	244	(17,567)
Valuation allowance	(244)	17,567
Deferred income tax (benefit) expense	$—	$—

Worldwide net deferred tax assets and liabilities are as follows:

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2014	2013
Deferred tax assets (current and non-current)	(In thousands)
Depreciation and amortization	$8	$34
Other deferred tax assets	3,305	1,906
NOL carry-forwards	32,191	33,454
Research and development costs	5,167	6,142
Collaboration agreement receivable reserves	5,749	4,638
Valuation allowance	(46,400)	(46,156)
Total deferred tax assets	$20	$18
Deferred tax liabilities (current and non-current)
Unrealized foreign currency gains	$(20)	$(18)
Other deferred tax liabilities	—	—
Total deferred tax liabilities	(20)	(18)
Net deferred tax assets and deferred tax liabilities (current and non-current)	$—	$—
In Accordance with ASC 740-10-45-4, the Company presents below the current and non-current components of the Company's deferred tax assets and deferred tax liabilities. The Company has applied the jurisdictional netting requirements of ASC 740-10-45-5 to allocate the valuation allowance between current and non-current deferred tax assets on a jurisdictional basis. The current deferred tax liability and the non-current deferred tax asset disclosed below are attributable to the United States. Deferred tax positions in each foreign jurisdiction net to zero on both a current and non-current basis.

	Years Ended December 31,
	2014	2013
	(In thousands)
Current deferred tax liability	$(20)	$(18)
Non-current deferred tax asset	20	18
A reconciliation from the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended December 31,
	2014		2013
	Amount	Percent	Amount	Percent
Federal tax benefit at statutory rate	$(12,150)	34.0%	$(15,718)	34.0%
State tax — net of federal benefit	(479)	1.3	(1,160)	2.5
Permanent items and other	331	(0.9)	31,851	(68.9)
Prior period transfer pricing adjustments	3,502	(9.8)	—	—
Foreign rate differential	8,190	(22.9)	2,594	(5.6)
Other	536	(1.5)	—	—
Change in valuation allowance	244	(0.7)	(17,567)	38.0
Total tax benefit (expense)	$174	(0.5)%	$—	—%

The significant increase for the current year in the effect of permanent differences is caused by intercompany transactions between Alimera Sciences, Inc. and its subsidiaries in the prior year. For financial statement purposes, the transaction eliminates in consolidation. For income tax purposes, the transaction resulted in taxable income in the United States which was offset by net operating losses.
Income tax positions are considered for uncertainty in accordance with ASC 740-10. The Company believes that its income tax filing positions and deductions are more likely than not of being sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position; therefore, no ASC 740-10 liabilities and no related penalties and interest have been recorded. The Company does not anticipate any material changes to its uncertain tax positions within the next 12 months. Tax years since from 2011 to 2014 remain subject to examination in Georgia, Tennessee, and on the federal level, with the exception of the assessment of NOL carry-forwards available for utilization which can be examined for

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all years since 2003. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which the NOLs are utilized.
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
At December 31, 2014 and 2013, the Company had federal net operating loss (NOL) carry-forwards of approximately $87,380,000 and $82,380,000 and state NOL carry-forwards of approximately $70,840,000, and $65,840,000 respectively, that are available to reduce future income unless otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2029 and 2034 and the state NOL carry-forwards will expire at various dates between 2020 and 2034.
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
As of December 31, 2014, the Company had cumulative book losses in foreign subsidiaries of $42,795,000. The Company has not recorded a deferred tax asset for the excess of tax over book basis in the stock of its foreign subsidiaries. The Company anticipates that its foreign subsidiaries will be profitable and have earnings in the future. Once the foreign subsidiaries do have earnings, the Company intends to indefinitely reinvest in its foreign subsidiaries all undistributed earnings of and original investments in such subsidiaries. As a result, the Company does not expect to record deferred tax liabilities in the future related to excesses of book over tax basis in the stock of its foreign subsidiaries in accordance with ASC 740-30-25.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. FAIR VALUE
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
There have been no changes in the methodologies used at December 31, 2014 and 2013.
The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents (1)	$65,509	$—	$—	$65,509
Assets measured at fair value	$65,509	$—	$—	$65,509

Liabilities:
Derivative warrant liability (2)	$—	$16,098	$—	$16,098
Liabilities measured at fair value	$—	$16,098	$—	$16,098

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents (1)	$6,944	$—	$—	$6,944
Assets measured at fair value	$6,944	$—	$—	$6,944

Liabilities:
Derivative warrant liability (2)	$—	$16,381	$—	$16,381
Liabilities measured at fair value	$—	$16,381	$—	$16,381

(1)	The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. EMPLOYEE BENEFIT PLANS
The Company has a salary deferral 401(k) plan which covers substantially all U.S. employees of the Company. The Company matches participant contributions subject to certain plan limitations. Compensation expense associated with the Company’s matching plan totaled $107,000 and $95,000 for the years ended December 31, 2014 and 2013, respectively. The Company may also make an annual discretionary profit-sharing contribution. No such discretionary contributions were made during the years ended December 31, 2014 and 2013, respectively.
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
The Purchase Plan was effective upon the completion of the Company’s IPO, at which time a total of 494,422 shares of the Company’s common stock were made available for sale. As of January 1 of each year, starting in 2011, the reserve will automatically be restored to the original level. A total of 34,915 and 26,123 shares of the Company’s common shares were acquired through the Purchase Plan during the years ended December 31, 2014 and 2013, respectively. As such, on January 1, 2015 and 2014, respectively, an additional 34,915 and 26,123 shares became available for future issuance under the Purchase Plan. In accordance with ASC 718-50, the ability to purchase stock at 85% of the lower of the fair market value of a share of Common Stock on the offering date or the exercise date represents an option. The Company estimates the fair value of such options at the inception of each offering period using the Black-Scholes valuation model. In connection with the Purchase Plan, the Company recorded $47,000 and $21,000 of compensation expense for the years ended December 31, 2014 and 2013, respectively.

EXHIBIT INDEX

Exhibit	Exhibit
Number	Title

3.1
Restated Certificate of Incorporation of Registrant, as amended on various dates (filed as Exhibit 3.2 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on April 6, 2010, and incorporated herein by reference)

3.2
Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on April 6, 2010, and incorporated herein by reference)

3.3
Certificate of Designation of Series A Convertible Preferred Stock (filed as Exhibit 3.5 to the Registrant’s Current Report on Form 8-K, as filed on October 2, 2012, and incorporated herein by reference)

3.4
Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (filed as Exhibit 3.6 to the Registrant’s Current Report on Form 8-K, as filed on December 15, 2014, and incorporated herein by reference)

3.5
Amendment No. 2 to the Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.7 to the Registrant’s Current Report on Form 8-K, as filed on November 28, 2014, and incorporated herein by reference)

4.1
Second Amended and Restated Investor Rights Agreement, dated March 17, 2008, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto (filed as Exhibit 4.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on December 23, 2009, and incorporated herein by reference)

4.2
Second Amended and Restated Stock Sale Agreement, dated March 17, 2008, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto (filed as Exhibit 4.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on December 23, 2009, and incorporated herein by reference)

4.3
Omnibus Amendment, dated August 25, 2009, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto (filed as Exhibit 4.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on December 23, 2009, and incorporated herein by reference)

4.4
Warrant to Purchase Stock dated October 14, 2010 issued to Silicon Valley Bank (filed as Exhibit 4.1 to the Registrant’s Current Report, as filed on October 18, 2010, and incorporated herein by reference)

4.5
Warrant to Purchase Stock dated October 14, 2010 issued to MidCap Funding III, LLC (filed as Exhibit 4.2 to the Registrant’s Current Report, as filed on October 18, 2010, and incorporated herein by reference)

4.6	Warrant to Purchase Stock dated May 16, 2011 issued to MidCap Funding III, LLC (filed as Exhibit 4.1 to the Registrant’s Current Report, as filed on May 17, 2011, and incorporated herein by reference)

4.7	Warrant to Purchase Stock dated May 16, 2011 issued to Silicon Valley Bank (filed as Exhibit 4.2 to the Registrant’s Current Report, as filed on May 17, 2011, and incorporated herein by reference)

4.8.A
Warrant to Purchase Shares of Series A Preferred issued to Sofinnova Venture Partners VIII, L.P. (filed as Exhibit 4.10.A to the Registrant’s Current Report on Form 8-K, as filed on October 2, 2012, and incorporated herein by reference)

4.8.B
Warrant to Purchase Shares of Series A Preferred issued to Growth Equity Opportunities Fund III, LLC (filed as Exhibit 4.10.B to the Registrant’s Current Report on Form 8-K, as filed on October 2, 2012, and incorporated herein by reference)

4.8.C
Warrant to Purchase Shares of Series A Preferred issued to Micro Cap Partners, L.P. (filed as Exhibit 4.10.C to the Registrant’s Current Report on Form 8-K, as filed on October 2, 2012, and incorporated herein by reference)

4.8.D
Warrant to Purchase Shares of Series A Preferred issued to Palo Alto Healthcare Master Fund, L.P. (filed as Exhibit 4.10.D to the Registrant’s Current Report on Form 8-K, as filed on October 2, 2012, and incorporated herein by reference)

4.8.E
Warrant to Purchase Shares of Series A Preferred issued to Palo Alto Healthcare Master Fund II, L.P. (filed as Exhibit 4.10.E to the Registrant’s Current Report on Form 8-K, as filed on October 2, 2012, and incorporated herein by reference)

4.9
Registration Rights Agreement dated October 2, 2012 between the Registrant and Palo Alto Healthcare Master Fund, L.P., Palo Alto Healthcare Master Fund II, L.P., Micro Cap Partners, L.P., Sofinnova Venture Partners VIII L.P. and Growth Equity Opportunities Fund III, LLC (filed as Exhibit 4.11 to the Registrant’s Current Report on Form 8-K, as filed on October 2, 2012, and incorporated herein by reference)

4.10
Amendment No. 1 to Warrant to Purchase Stock dated May 7, 2013 by and between Silicon Valley Bank and the Registrant (filed as Exhibit 4.10 to the Registrant's Quarterly Report on Form 10-Q, as filed on August 14, 2013, and incorporated herein by reference)

4.11
Irrevocable Waiver of Rights to Designate Series A Director dated May 16, 2014 (filed as Exhibit 4.11 to the Registrant’s Current Report on Form 8-K, as filed on May 16, 2014, and incorporated herein by reference)

4.12
Warrant Agreement dated as of April 24, 2014 issued to Hercules Technology Growth Capital, Inc. (filed as Exhibit 4.11 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 11, 2014, and incorporated herein by reference)

10.1
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on October 30, 2009, and incorporated herein by reference)

10.2
Alimera Sciences, Inc. 2004 Incentive Stock Plan, as amended (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on October 30, 2009, and incorporated herein by reference)

10.3
Form of Option Certificate under the Alimera Sciences, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.7.A to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on October 30, 2009, and incorporated herein by reference)

10.4
Alimera Sciences, Inc. 2005 Incentive Stock Plan (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on October 30, 2009, and incorporated herein by reference)

10.5
Form of Option Certificate under the Alimera Sciences, Inc. 2005 Incentive Stock Plan (filed as Exhibit 10.8.A to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on October 30, 2009, and incorporated herein by reference)

10.6
2010 Equity Incentive Plan (filed as Exhibit 10.9 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on April 6, 2010, and incorporated herein by reference)

10.7
2010 Employee Stock Purchase Plan (filed as Exhibit 10.10 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on April 6, 2010, and incorporated herein by reference)

10.7.A*	Amendment No. 1 to 2010 Employee Stock Purchase Plan

10.8
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

10.10‡
Amended and Restated Collaboration Agreement by and between pSivida, Inc. (f/k/a/Control Delivery Systems, Inc.) and Alimera Sciences, Inc., dated as of March 14, 2008 (filed as Exhibit 10.13 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on April 16, 2010, and incorporated herein by reference)

10.11
Office Lease by and between Rubicon, L.C. and Alimera Sciences, Inc., dated as of May 27, 2003, as amended (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on October 30, 2009, and incorporated herein by reference)

10.12‡
License Agreement between Alimera Sciences, Inc. and Dainippon Sumitomo Pharma Co., Ltd., dated November 4, 2007 (filed as Exhibit 10.25 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on December 23, 2009, and incorporated herein by reference)

10.13‡
Commercial Contract Manufacturing Agreement, between Alimera Sciences, Inc. and Alliance Medical Products, Inc., dated February 5, 2010 (filed as Exhibit 10.26 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on April 20, 2010, and incorporated herein by reference)

10.14
Form of Notice of Stock Option Grant and Stock Option Agreement under 2010 Equity Incentive Plan (filed as Exhibit 10.30 to Registrant's Annual Report on Form 10-K, as filed on March 25, 2011, and incorporated herein by reference)

10.15‡
Amendment to Manufacturing Agreement between Registrant and Alliance Medical Products, Inc. (filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q, as filed on August 5, 2011, and incorporated herein by reference)

10.16
Form of Notice of Stock Unit Award and Stock Unit Agreement under 2010 Equity Incentive Plan (filed as Exhibit 10.34 to Registrant’s Annual Report on Form 10-K, as filed on March 30, 2012, and incorporated herein by reference)

10.17‡
Manufacturing Agreement by and between the Registrant and Flextronics Medical Sales and Marketing, Ltd. (filed as Exhibit 10.35 to Registrant's Quarterly Report on Form 10-Q, as filed on August 14, 2012, and incorporated herein by reference)

10.18	Securities Purchase Agreement dated July 17, 2012 (filed as Exhibit 10.36 to the Registrant's Current Report, as filed on July 18, 2012, and incorporated herein by reference)

10.19	Amendment No. 1 to Securities Purchase Agreement dated September 21, 2012 (filed as Exhibit 10.37 to the Registrant's Current Report, as filed on October 2, 2012, and incorporated herein by reference)

10.20
UK Sub-Plan of the 2010 Equity Incentive Plan of Alimera Sciences, Inc. (filed as Exhibit 10.38 to the Registrant's Quarterly Report on Form 10-Q, as filed on November 7, 2012, and incorporated herein by reference)

10.21
Form of UK Sub-Plan Notice of Stock Option Grant and Stock Option Agreement (filed as Exhibit 10.39 to the Registrant's Quarterly Report on Form 10-Q, as filed on November 7, 2012, and incorporated herein by reference)

10.22	Employment Contract dated November 3, 2012 by and between the Registrant and Philip Ashman (filed as Exhibit 10.40 to the Registrant's Annual Report on Form 10-K, as filed on March 28, 2013)

10.23‡
Master Services Agreement dated November 28, 2012 by and between the Registrant and Quintiles Commercial Europe Limited (filed as Exhibit 10.41 to the Registrant's Annual Report on Form 10-K, as filed on March 28, 2013)

10.24
Loan and Security Agreement dated May 7, 2013 between Silicon Valley Bank and Alimera Sciences Limited (filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2013)

10.25
Security Agreement entered into as of May 7, 2013 by and between Silicon Valley Bank and the Registrant (filed as Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2013)

10.26
Unconditional Guaranty entered into as of May 7, 2013 by Alimera Sciences B.V. in favor of Silicon Valley Bank(filed as Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2013)

10.27	Unconditional Guaranty entered into as of May 7, 2013 by AS C.V. in favor of Silicon Valley Bank (filed as Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2013)

10.28
Unconditional Guaranty entered into as of May 7, 2013 by the Registrant in favor of Silicon Valley Bank (filed as Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2013)

10.29
Second Loan Modification Agreement entered into as of May 7, 2013 by and between Silicon Valley Bank and the Registrant (filed as Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2013)

10.30	Securities Purchase Agreement dated January 27, 2014 (filed as Exhibit 10.42 to the Registrant's Current Report, as filed on January 27, 2014, and incorporated herein by reference)

10.31
Loan and Security Agreement dated as of April 24, 2014 by and among Alimera Sciences Limited, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Technology Growth Capital, Inc. (filed as Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 11, 2014, and incorporated herein by reference)

10.32
Unconditional Guaranty entered into as of April 24, 2014 by the Registrant in favor of Hercules Technology Growth Capital, Inc. (filed as Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 11, 2014, and incorporated herein by reference)

10.33
Unconditional Guaranty entered into as of April 24, 2014 by Alimera Sciences B.V. in favor of Hercules Technology Growth Capital, Inc. (filed as Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 11, 2014, and incorporated herein by reference)

10.34
Unconditional Guaranty entered into as of April 24, 2014 by AS C.V. in favor of Hercules Technology Growth Capital, Inc. (filed as Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 11, 2014, and incorporated herein by reference)

10.35	Sales Agreement dated September 22, 2014 (filed as Exhibit 10.53 to the Registrant's Current Report on Form 8-K, as filed on September 22, 2014, and incorporated herein by reference)

10.36†
Amended and Restated Employment Agreement, effective as of October 23, 2014, by and between the Registrant and C. Daniel Myers (filed as Exhibit 10.53 to the Registrant's Current Report on Form 8-K, as filed on October 23, 2014, and incorporated herein by reference)

10.37†
Amended and Restated Employment Agreement, effective as of October 23, 2014, by and between the Registrant and Richard S. Eiswirth, Jr. (filed as Exhibit 10.54 to the Registrant's Current Report on Form 8-K, as filed on October 23, 2014, and incorporated herein by reference)

10.38†
Amended and Restated Employment Agreement, effective as of October 23, 2014, by and between the Registrant and Kenneth Green, Ph.D. (filed as Exhibit 10.55 to the Registrant's Current Report on Form 8-K, as filed on October 23, 2014, and incorporated herein by reference)

10.39†*	Amended and Restated Employment Agreement, effective as of October 23, 2014, by and between the Registrant and David Holland

10.40†*	Amended and Restated Employment Agreement, effective as of October 30, 2014, by and between the Registrant and Susan Caballa

10.41	Securities Purchase Agreement dated November 26, 2014 (filed as Exhibit 10.56 to the Registrant's Current Report on Form 8-K, as filed on November 28, 2014, and incorporated herein by reference)

21.1*	List of subsidiaries of the Registrant (including jurisdiction of organization and names under which subsidiaries do business)

23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS+*	XBRL Instance Document

101.SCH+*	XBRL Taxonomy Extension Schema Document

101.CAL+*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+*	XBRL Taxonomy Extension Presentation Linkbase Document
 __________________

†	Compensation Arrangement.

‡	Confidential treatment has been granted with respect to certain portions of this document.

*	Filed herewith.