Form 10-Q
period 2015-03-31
ALIMERA SCIENCES INC
filed 2015-05-11
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2015 there were 44,397,281 shares of the registrant's Common Stock issued and outstanding.

ALIMERA SCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Interim Condensed Consolidated Financial Statements (unaudited)
ALIMERA SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$61,328	$76,697
Accounts receivable, net	3,423	850
Prepaid expenses and other current assets	2,913	3,234
Inventory, net (Note 5)	2,052	1,734
Deferred financing costs	597	754
Total current assets	70,313	83,269
PROPERTY AND EQUIPMENT, net	2,511	1,653
INTANGIBLE ASSET, net (Note 6)	24,011	24,490
TOTAL ASSETS	$96,835	$109,412
CURRENT LIABILITIES:
Accounts payable	$4,729	$5,021
Accrued expenses (Note 7)	1,709	954
Accrued milestone payments	—	2,000
Outsourced services payable	827	1,466
Note payable (Note 9)	4,472	1,023
Capital lease obligations	253	11
Total current liabilities	11,990	10,475
NON-CURRENT LIABILITIES:
Derivative warrant liability	13,592	16,098
Note payable, net of discount — less current portion (Note 9)	29,808	33,065
Other non-current liabilities	873	255
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value — 10,000,000 shares authorized at March 31, 2015 and December 31, 2014:
Series A Convertible Preferred Stock, 1,300,000 authorized and 600,000 issued and outstanding at March 31, 2015 and December 31, 2014; liquidation preference of $24,000 at March 31, 2015 and December 31, 2014	19,227	19,227
Series B Convertible Preferred Stock, 8,417 authorized and 8,416.251 issued and outstanding at March 31, 2015 and December 31, 2014; liquidation preference of $50,750 at March 31, 2015 and December 31, 2014	49,568	49,568
Common stock, $.01 par value — 100,000,000 shares authorized, 44,386,290 shares issued and outstanding at March 31, 2015 and 44,320,342 shares issued and outstanding at December 31, 2014	444	443
Additional paid-in capital	294,054	292,851
Common stock warrants	1,497	1,497
Accumulated deficit	(323,048)	(313,255)
Accumulated other comprehensive loss	(1,170)	(812)
TOTAL STOCKHOLDERS’ EQUITY	40,572	49,519
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$96,835	$109,412
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Three Months Ended March 31,
	2015	2014
	(In thousands, except share and per share data)
NET REVENUE	$3,938	$2,084
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(283)	(564)
GROSS MARGIN	3,655	1,520

RESEARCH AND DEVELOPMENT EXPENSES	3,329	2,754
GENERAL AND ADMINISTRATIVE EXPENSES	3,619	2,894
SALES AND MARKETING EXPENSES	7,129	3,283
DEPRECIATION AND AMORTIZATION	572	33
OPERATING EXPENSES	14,649	8,964
NET LOSS FROM OPERATIONS	(10,994)	(7,444)

INTEREST EXPENSE, NET AND OTHER	(1,122)	(129)
UNREALIZED FOREIGN CURRENCY LOSS, NET	(114)	(56)
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	2,506	(13,130)
NET LOSS BEFORE TAXES	(9,724)	(20,759)
PROVISION FOR TAXES	(69)	—
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(9,793)	$(20,759)
NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS — Basic and diluted	$(0.22)	$(0.58)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	44,347,639	35,853,869
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Three Months Ended March 31,
	2015	2014
	(In thousands)
NET LOSS	$(9,793)	$(20,759)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(358)	4
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(358)	4
COMPREHENSIVE LOSS	$(10,151)	$(20,755)

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Three Months Ended March 31,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,793)	$(20,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	558	36
Unrealized foreign currency transaction loss (gain)	114	56
Amortization of deferred financing costs and debt discount	175	42
Stock-based compensation expense	1,078	933
Change in fair value of derivative warrant liability	(2,506)	13,130
Changes in assets and liabilities:
Accounts receivable	(2,666)	(775)
Prepaid expenses and other current assets	171	1,054
Inventory	(455)	548
Accounts payable	272	111
Accrued expenses and other current liabilities	(1,708)	(592)
Other long-term liabilities	58	(2)
Net cash used in operating activities	(14,702)	(6,218)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(160)	(12)
Net cash used in investing activities	(160)	(12)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	125	287
Proceeds from sale of common stock	—	37,500
Payment of issuance cost of common stock	—	(2,389)
Payment of principal on notes payable	—	(417)
Payment of Series B Convertible Preferred Stock offering costs	(327)	—
Payment of capital lease obligations	(3)	(2)
Net cash (used in) provided by financing activities	(205)	34,979
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(302)	(51)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,369)	28,698
CASH AND CASH EQUIVALENTS — Beginning of period	76,697	12,628
CASH AND CASH EQUIVALENTS — End of period	$61,328	$41,326
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$954	$89
Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$806	$—
There were no income tax or dividend payments made during the three months ended March 31, 2015 and 2014.

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS
Alimera Sciences, Inc., and its subsidiaries (the Company), is a pharmaceutical company that specializes in the research, development and commercialization of prescription ophthalmic pharmaceuticals. The Company was formed on June 4, 2003 under the laws of the State of Delaware.
The Company is presently focused on diseases affecting the back of the eye, or retina, because the Company’s management believes these diseases are not well treated with current therapies and represent a significant underserved market opportunity. The Company’s only commercial product is ILUVIEN®, which has received marketing authorization in the United States (U.S.), Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, and the United Kingdom. In the U.S., ILUVIEN is indicated for the treatment of diabetic macular edema (DME) in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure (IOP). In the European Union (EU) and European Economic Area countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with DME considered insufficiently responsive to available therapies. As part of the approval process in the EU, the Company has committed to conduct a five-year, post-authorization, open label registry study of ILUVIEN in 800 patients.
The Company launched ILUVIEN in the United Kingdom and Germany in the second quarter of 2013 and in Portugal and the U.S. in the first quarter of 2015. The Company was able to launch in Germany without price restrictions, but continues to work with the statutory health insurance funds in Germany to streamline reimbursement for ILUVIEN.
In October 2013, the United Kingdom’s National Institute for Health and Care Excellence (NICE) issued a positive Final Appraisal Determination recommending ILUVIEN funding, taking into consideration a simple patient access scheme (PAS) for the treatment of pseudophakic eyes (eyes with an artificial lens) in chronic DME patients considered insufficiently responsive to available therapies. Further, in February 2014, the Scottish Medicines Consortium, after completing its assessment and review of a similar simple PAS, announced that it had accepted ILUVIEN for restricted use within the National Health Services Scotland.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. BASIS OF PRESENTATION
The Company has prepared the accompanying unaudited interim condensed consolidated financial statements and notes thereto (interim financial statements) in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s interim financial information.
The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2014 and related notes included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 13, 2015. The financial results for any interim period are not necessarily indicative of the expected financial results for the full year.
Reclassifications
Within the Operating expenses section of the unaudited Consolidated Statements of Operations for the three months ended March 31, 2014, the Company reclassified depreciation expense of $33,000 from general and administrative expenses to depreciation and amortization to conform to the current year presentation. In addition, the Company reclassified certain medical affairs support expenses of $128,000 from sales and marketing expenses to research and development expenses to conform to the current year presentation.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014. In addition, with the U.S. launch of ILUVIEN in the three months ended March 31, 2015, the Company adopted the policy set forth below.
Revenue Recognition
In the U.S., the Company sells ILUVIEN to a limited number of specialty distributors who in turn sell the product downstream to pharmacies and physician practices. Revenue from U.S. product sales is recorded upon sale to the specialty distributors net of applicable provisions for rebates and chargebacks under governmental programs, distribution-related fees, prompt pay discounts, product returns, and other sales-related deductions. Calculating these provisions involves estimates and judgments. The Company reviews its estimates of rebates, chargebacks, and other applicable provisions each period and records any necessary adjustments in the current period's net product sales.
Government Rebates and Chargebacks: The Company estimates reductions to product sales for Medicaid and Veterans' Administration (VA) programs, and for certain other qualifying federal and state government programs. Based upon the Company's contracts with government agencies, statutorily-defined discounts applicable to government-funded programs, historical experience, and estimated payer mix, the Company estimates and records an allowance for rebates and chargebacks. The Company's liability for Medicaid rebates consists of estimates for claims that a state will make for a current quarter, claims for prior quarters that have been estimated for which an invoice has not been received, and invoices received for claims from prior quarters that have not been paid. The Company's reserves related to discounted pricing to VA, Public Health Services (PHS), and other institutions (collectively qualified healthcare providers) represent the Company's estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices the Company charges to its customers (i.e., specialty distributors). The Company's customers charge the Company for the difference between what they pay for the products and the ultimate selling price to the qualified healthcare providers. The Company's reserve for this discounted pricing is based on expected sales to qualified healthcare providers and the chargebacks that customers have already claimed.
Distribution-Related Fees: The Company has written contracts with its customers that include terms for distribution-related fees. The Company estimates and records distribution and related fees due to its customers based on gross sales.
Prompt Pay Discounts: No prompt pay discounts are currently offered to the Company's U.S. customers on sales.
Product Returns: Consistent with industry practice, the Company offers its customers a limited right to return product purchased directly from the Company, which is principally based upon the product's expiration date. The Company will accept returns for three months prior to and up to six months after the product expiration date. Depending on the circumstances, the

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company may provide replacement products or cash credit for returns. Product returned is generally not resalable given the nature of the Company's products and method of administration. The Company develops estimates for product returns based upon historical experience, inventory levels, shelf life of the product, and other relevant factors. The Company monitors product supply levels in the distribution channel, as well as sales by its customers to healthcare providers using product-specific data provided by its customers. If necessary, the Company's estimates of product returns may be adjusted in the future based on actual returns experience, known or expected changes in the marketplace, or other factors.
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
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. Currently, the standard is scheduled to become effective for the first interim period within annual reporting periods beginning after December 15, 2016 for public entities, with no early adoption permitted. However, in April 2015, the FASB proposed a deferral of the effective date of the new revenue standard by one year, subject to the FASB’s due process requirement. The Company is still evaluating the potential impact of adopting this guidance on its financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and the standard is to be retrospectively applied to all periods presented upon adoption. The Company is still evaluating the potential impact of adopting this guidance on its financial statements.

4. FACTORS AFFECTING OPERATIONS
To date, the Company has incurred negative cash flow from operations, and has accumulated a deficit of $323,048,000 from the Company’s inception through March 31, 2015. As of March 31, 2015, the Company had approximately $61,328,000 in cash and cash equivalents.
The Company believes that it has sufficient funds available to fund its operations for the continued commercialization of ILUVIEN in Germany, the United Kingdom, Portugal and the U.S. The Company does not expect to generate positive cash flow from operations until 2016, if at all. The Company may seek to raise additional financing to fund its working capital needs associated with the commercialization of ILUVIEN in the U.S. If the Company is unable to raise additional financing, then it may adjust its commercial plans so that it can continue to operate with its existing cash resources.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. INVENTORY

Inventory consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Component parts (1)	$136	$76
Work-in-process (2)	849	219
Finished goods	1,234	1,972
Total inventory	2,219	2,267
Inventory reserve	(167)	(533)
Inventory — net	$2,052	$1,734

(1) Component parts inventory consisted of manufactured components of the ILUVIEN applicator.
(2) Work-in-process consisted of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing as required by regulatory authorities.
6. INTANGIBLE ASSETS
As a result of the FDA's approval of the NDA for ILUVIEN in September 2014, the Company was required to pay pSivida US, Inc. (pSivida) a milestone payment of $25,000,000 (the pSivida Milestone Payment) in October 2014 (see Note 8). The Company had no intangible assets prior to September 2014.
The gross carrying amount of the intangible asset was $25,000,000, which is being amortized over approximately 13 years from the acquisition date. The amortization expense related to the intangible asset was $479,000 for the three months ended March 31, 2015. The net book value of the intangible asset was $24,011,000 and $24,490,000 as of March 31 2015 and December 31, 2014, respectively.
The estimated future amortization expense as of March 31, 2015 for the remaining periods in the next five years and thereafter is as follows (in thousands):

Ending December 31
2015	$1,461
2016	1,940
2017	1,940
2018	1,940
2019	1,940
Thereafter	14,790
Total	$24,011

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Accrued clinical investigator expenses	$378	$309
Accrued compensation expenses	474	226
Other accrued expenses	857	419
Total accrued expenses	$1,709	$954
8. LICENSE AGREEMENTS
The Company entered into an agreement with pSivida for the use of fluocinolone acetonide (FAc) in pSivida’s proprietary delivery device in February 2005, which was subsequently amended in 2008. pSivida is a global drug delivery company committed to the biomedical sector and the development of drug delivery products. The agreement with pSivida provides the Company with a worldwide exclusive license to utilize certain underlying technology used in the development and commercialization of ILUVIEN.
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
The Company must share 20% of the net profits of ILUVIEN, determined on a cash basis, and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN, as defined by the agreement, with pSivida. In connection with this arrangement, the Company is entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of March 31, 2015 and December 31, 2014, the Company was owed approximately $15,325,000 and $12,956,000, respectively, in commercialization costs. Due to the uncertainty of future net profits, the Company has fully reserved these amounts in the accompanying interim condensed consolidated financial statements. As a result of the FDA's approval of the NDA for ILUVIEN in September 2014, the Company made the pSivida Milestone Payment of $25,000,000 in October 2014.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. LOAN AGREEMENTS
2013 Loan Agreement
In May 2013, Alimera Sciences Limited (Limited), a subsidiary of the Company, entered into a loan and security agreement (2013 Loan Agreement) with Silicon Valley Bank (SVB) to provide Limited with additional working capital for general corporate purposes. Under the 2013 Loan Agreement, SVB made a term loan (2013 Term Loan) in the principal amount of $5,000,000 to Limited and agreed to provide up to an additional $15,000,000 to Limited under a working capital line of credit (2013 Line of Credit). In April 2014, the 2013 Term Loan was repaid and the 2013 Line of Credit was terminated in connection with the 2014 Loan Agreement described below. Upon repayment of the 2013 Term Loan in April 2014, Limited paid SVB an outstanding loan balance prepayment penalty of $133,000, and an early termination fee of $113,000 in connection with the termination of the 2013 Line of Credit in April 2014.
2014 Loan Agreement
In April 2014, Limited entered into a loan and security agreement (2014 Loan Agreement) with Hercules Technology Growth Capital, Inc. (Hercules) providing for a term loan of up to $35,000,000 (2014 Term Loan). Under the 2014 Loan Agreement, Hercules made an advance in the initial principal amount of $10,000,000 to Limited at closing to provide Limited with additional working capital for general corporate purposes and to repay the 2013 Term Loan. Hercules made an additional advance of $25,000,000 to Limited in September 2014 following the approval of ILUVIEN by the FDA in September 2014 to fund the pSivida Milestone Payment. The 2014 Term Loan provides for interest only payments through November 2015. The interest only period may be extended until June 1, 2017 if the Company realizes certain revenue thresholds and no event of default has occurred under the 2014 Loan Agreement. As of March 31, 2015, the interest only period has not been extended. Interest on the 2014 Term Loan accrues at a floating per annum rate equal to the greater of (i) 10.90%, or (ii) the sum of (A) 7.65%, plus (B) the prime rate. Following the interest only period the term loan will be due and payable to Hercules in equal monthly payments of principal and interest through May 1, 2018.
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
Limited’s obligations to Hercules are secured by a first priority security interest in substantially all of Limited’s assets, excluding intellectual property. Hercules does, however, maintain a negative pledge on Limited’s intellectual property requiring Hercules' consent prior to the sale of such intellectual property. The Company and certain of the Company’s other subsidiaries are guarantors of the obligations of Limited to Hercules under the 2014 Loan Agreement pursuant to separate guaranty agreements between Hercules and each of Limited and such subsidiaries (Guaranties). Pursuant to the Guaranties, the Company and these subsidiaries granted Hercules a first priority security interest in substantially all of their respective assets excluding intellectual property. As of March 31, 2015, the Company, on a consolidated basis with its subsidiaries, was in compliance with the covenants of the 2014 Term Loan.
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
Fair Value of Debt
The weighted average interest rates of the Company's notes payable approximate the rate at which the Company could obtain alternative financing; therefore, the carrying amount of the notes approximated their fair value at March 31, 2015 and December 31, 2014.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended March 31,
	2015	2014
Series A convertible preferred stock	9,022,556	15,037,593
Series B convertible preferred stock	8,416,251	—
Series A convertible preferred stock warrants	4,511,279	4,511,279
Common stock warrants	362,970	77,954
Stock options	9,180,668	7,408,977
Total	31,493,724	27,035,803

11. PREFERRED STOCK
Series A Convertible Preferred Stock
On October 2, 2012, the Company closed its preferred stock financing in which it sold units consisting of 1,000,000 shares of Series A Convertible Preferred Stock and warrants to purchase 300,000 shares of Series A Convertible Preferred Stock for gross proceeds of $40,000,000, prior to the payment of approximately $560,000 of related issuance costs. The powers, preferences and rights of the Series A Convertible Preferred Stock are set forth in the certificate of designation filed by the Company with the Secretary of State of the State of Delaware on October 1, 2012. Each share of Series A Convertible Preferred Stock, including any shares of Series A Convertible Preferred Stock issued upon exercise of the warrants, is convertible into shares of the Company’s common stock at any time at the option of the holder at the rate equal to $40.00 divided by $2.66 (Conversion Price). The initial Conversion Price is subject to adjustment based on certain customary price based anti-dilution adjustments. Each share of Series A Convertible Preferred Stock shall automatically be converted into shares of common stock at the then-effective Conversion Price upon the occurrence of the later to occur of both (i) the Company receives and publicly announces the approval by the FDA of the Company’s NDA for ILUVIEN and (ii) the date on which the Company consummates an equity financing transaction pursuant to which the Company sells to one or more third party investors either (a) shares of common stock or (b) other equity securities that are convertible into shares of common stock and that have rights, preference or privileges, senior to or on a parity with, the Series A Convertible Preferred Stock, in each case having an as-converted per share of common stock price of not less than $10.00 and that results in total gross proceeds to the Company of at least $30,000,000. The rights and preferences of Series A Convertible Preferred Stock also place limitations on the Company's ability to declare or pay any dividend or distribution on any shares of capital stock.
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
These warrants are considered derivative instruments because the agreements provide for settlement in Series A Convertible Preferred Stock shares or common stock shares at the option of the holder, an adjustment to the warrant exercise price for common shares at some point in the future, and contain anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. Therefore the warrants were recorded as a liability at issuance. At March 31, 2015 and December 31, 2014, the fair market value of the warrants was estimated to be $13,592,000 and $16,098,000, respectively. During the three months ended March 31, 2015 and 2014, the Company recorded gain of $2,506,000 and a loss of $13,130,000, respectively, as a result of the change in fair value of the warrants.
In April 2014, 2,255,639 shares of common stock were issued pursuant to the conversion of 150,000 shares of Series A Convertible Preferred Stock held by an investor. In September 2014, 3,759,398 shares of common stock were issued pursuant to

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the conversion of 250,000 shares of Series A Convertible Preferred Stock held by another investor. As of March 31, 2015, there were 600,000 shares of Series A Convertible Preferred Stock issued and outstanding.
Series B Convertible Preferred Stock
On December 12, 2014, the Company closed a preferred stock financing in which it sold 8,291.873 shares of Series B Convertible Preferred Stock for a purchase price of $6,030.00 per share, or an aggregate purchase price of $50,000,000, prior to the payment of approximately $432,000 of related issuance costs. The Company issued an additional 124.378 shares of Series B Convertible Preferred Stock as a subscription premium to the purchasers. The powers, preferences and rights of the Series B Convertible Preferred Stock are set forth in the certificate of designation filed by the Company with the Secretary of State of the State of Delaware. Each share of Series B Convertible Preferred Stock is convertible into 1,000 shares of the Company’s common stock at any time at the option of the holder, provided that the holder will be prohibited from converting Series B Convertible Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding. The Series B Convertible Preferred Stock ranks junior to the Company’s existing Series A Convertible Preferred Stock, and senior to the Company’s common stock, with respect to rights upon liquidation. The Series B Convertible Preferred Stock ranks junior to all existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions), the Series B Convertible Preferred Stock do not have voting rights. The Series B Preferred Stock is not redeemable at the option of the holder. The Series B Convertible Preferred Stock is not subject to any price-based or other anti-dilution protections and does not provide for any accruing dividends.
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
12. COMMON STOCK
In January 2014, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company sold an aggregate of 6,250,000 shares of its common stock at a purchase price of $6.00 per share. Gross proceeds from the offering were $37,500,000 prior to the payment of approximately $2,389,000 of related issuance costs. Proceeds from the private placement were used for general corporate and working capital purposes.
In April 2014, 2,255,639 shares of common stock were issued pursuant to the conversion of 150,000 shares of Series A Convertible Preferred Stock held by an investor. In September 2014, 3,759,398 shares of common stock were issued pursuant to the conversion of 250,000 shares of Series A Convertible Preferred Stock held by another investor.
13. STOCK INCENTIVE PLANS
Stock Option Plans
During the three months ended March 31, 2015 and 2014, the Company recorded compensation expense related to stock options of approximately $1,070,000 and $925,000, respectively. As of March 31, 2015, the total unrecognized compensation cost related to non-vested stock options granted was $10,776,000 and is expected to be recognized over a weighted average period of 3.21 years. The following table presents a summary of stock option activity for the three months ended March 31, 2015 and 2014:

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2015		2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	7,681,256	$3.03	7,566,438	$2.74
Grants	1,598,500	5.49	—	—
Forfeitures	(33,140)	4.64	—	—
Exercises	(65,948)	1.90	(157,461)	1.82
Options outstanding at period end	9,180,668	3.46	7,408,977	2.76
Options exercisable at period end	4,750,021	3.18	3,584,416	3.14
Weighted average per share fair value of options granted during the period	$4.29		$—
The following table provides additional information related to outstanding stock options, exercisable stock options, and stock options expected to vest as of March 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	9,180,668	$3.46	7.37 years	$18,023
Exercisable	4,750,021	3.18	5.92 years	11,466
Outstanding, vested and expected to vest	8,549,361	3.42	7.24 years	17,241

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

Employee Stock Purchase Plan
During the three months ended March 31, 2015 and 2014, the Company recorded compensation expense related to its employee stock purchase plan of approximately $11,000 and $8,000, respectively.

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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items. The Company’s effective tax rate for the three months ended March 31, 2015 properly excluded tax benefits associated with year-to-date pre-tax losses generated in the U.S. and the Netherlands. Income tax positions are considered for uncertainty in accordance with ASC 740-10. The Company believes that its income tax filing positions and deductions are more likely than not to be sustained on audit ; therefore, no ASC 740-10 liabilities and no related penalties and interest have been recorded. The Company does not anticipate any material changes to its uncertain tax positions within the next 12 months. Tax years since 2003 remain subject to examination in Georgia, Tennessee, and at the federal level. The time period is longer than the standard statutory 3-year period due to net operating losses (NOLs) from 2003 being available for utilization. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which the NOLs are utilized. Tax years since 2012 remain subject to examination in the United Kingdom and the Netherlands. Tax years since 2013 remain subject to examination in Germany.
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
At December 31, 2014, the Company had federal NOL carry-forwards of approximately $87,380,000 and state NOL carry-forwards of approximately $7,840,000 available to reduce future income. The Company's federal NOL carry-forwards remain fully reserved as of March 31, 2015. If not utilized, the federal NOL carry-forwards will expire at various dates between 2029 and 2033 and the state NOL carry-forwards will expire at various dates between 2020 and 2033.
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
There have been no changes in the methodologies used at March 31, 2015 and December 31, 2014.
The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents (1)	$4,510	$—	$—	$4,510
Assets measured at fair value	$4,510	$—	$—	$4,510

Liabilities:
Derivative warrant liability (2)	$—	$13,592	$—	$13,592
Liabilities measured at fair value	$—	$13,592	$—	$13,592

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents (1)	$65,509	$—	$—	$65,509
Assets measured at fair value	$65,509	$—	$—	$65,509

Liabilities:
Derivative warrant liability (2)	$—	$16,098	$—	$16,098
Liabilities measured at fair value	$—	$16,098	$—	$16,098

(1)	The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

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
Various statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

•	uncertainty as to our ability to successfully commercialize ILUVIEN in the European Union (EU) and the U.S.;

•	our limited sales and marketing infrastructure;

•	our ability to raise sufficient additional financing;

•	uncertainty as to the pricing and reimbursement guidelines for ILUVIEN or any future products or product candidates, including ILUVIEN;

•	delay in or failure to obtain regulatory approval of ILUVIEN in additional countries or any future products or product candidates;

•	our inability to successfully market and sell ILUVIEN following regulatory approval in additional markets;

•	our ability to operate our business in compliance with the covenants and restrictions that we are subject to under our credit facility;

•	uncertainty as to the relationship between the benefits of ILUVIEN or any future products or product candidates and the risks of their side-effect profiles;

•	the extent of government regulations; and

•	dependence on third-party manufacturers to manufacture ILUVIEN or any future products or product candidates in sufficient quantities and quality.
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
We encourage you to read the discussion and analysis of our financial condition and our unaudited interim financial statements contained in this report. We also encourage you to read Item 1A of Part II of this quarterly report on Form 10-Q entitled “Risk Factors” and Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of this quarterly report on Form 10-Q, other unknown or unpredictable factors also could affect our results. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

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
Our only commercial product is ILUVIEN®, which has been developed to treat diabetic macular edema (DME). DME is a disease of the retina that affects individuals with diabetes and can lead to severe vision loss and blindness. ILUVIEN has received marketing authorization in the United States (U.S.), Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, and the United Kingdom. In the U.S., ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure (IOP). In the EU and European Economic Area countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with DME considered insufficiently responsive to available therapies. As part of the approval process in the EU, we have committed to conduct a five-year, post-authorization, open label registry study of ILUVIEN in 800 patients treated.
We launched ILUVIEN in the United Kingdom and Germany in the second quarter of 2013 and in Portugal and the U.S. in the first quarter of 2015.
We were able to launch in Germany without price restriction, but continue to work with the statutory health insurance funds in Germany to streamline reimbursement for ILUVIEN.
In October 2013, the United Kingdom’s National Institute for Health and Care Excellence (NICE) issued a positive Final Appraisal Determination recommending ILUVIEN funding, taking into consideration a simple patient access scheme (PAS) for the treatment of pseudophakic eyes (eyes with an artificial lens) in chronic DME patients considered insufficiently responsive to available therapies. Further, in February 2014, the Scottish Medicines Consortium, after completing its assessment and review of a similar simple PAS, announced that is has accepted ILUVIEN for restricted use within the National Health Services Scotland.
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
We commenced operations in June 2003. Since our inception we have incurred significant losses. As of March 31, 2015, we have accumulated a deficit of $323.0 million. We expect to incur substantial losses as we:

•	continue the commercialization of ILUVIEN in the EU;

•	continue the commercialization of ILUVIEN in the U.S.;

•	continue to seek regulatory approval of ILUVIEN in other jurisdictions;

•	evaluate the use of ILUVIEN for the treatment of other diseases; and

•	advance the clinical development of any future products or product candidates either currently in our pipeline, or that we may license or acquire in the future.
As of March 31, 2015, we had approximately $61.3 million in cash and cash equivalents.
We launched ILUVIEN in the United Kingdom and Germany in April and May of 2013, respectively, and in Portugal and the U.S. in the first quarter of 2015. We do not expect to have positive cash flow from operations until 2016, if at all. Due to the limited revenue generated by ILUVIEN to date, we may not be able to maintain compliance with covenants under our loan and security agreement (2014 Loan Agreement) with Hercules Technology Growth Capital, Inc. (Hercules) which provides for a term loan of up to $35,000,000 (2014 Term Loan). In an event of default under our 2014 Loan Agreement, Hercules may call the 2014 Term Loan, and we would need to raise additional financing. If we are unable to obtain additional financing, we will need to adjust our commercial plans so that we can continue to operate with our existing cash resources or there may be substantial doubt about our ability to continue as a going concern.

Our Agreement with pSivida
We entered into an agreement with pSivida US, Inc. (pSivida) for the use of fluocinolone acetonide (FAc) in pSivida’s proprietary delivery device in February 2005, which was subsequently amended and restated in 2008. pSivida is a global drug delivery company committed to the biomedical sector and the development of drug delivery products. Our agreement with pSivida provides us with a worldwide exclusive license to utilize certain underlying technology used in the development and commercialization of ILUVIEN. ILUVIEN consists of a tiny polyimide tube with membrane caps that is filled with FAc in a polyvinyl alcohol matrix for delivery to the back of the eye for the treatment and prevention of eye diseases in humans (other than uveitis). This agreement also provides us with a worldwide non-exclusive license to utilize pSivida’s proprietary delivery device to deliver other corticosteroids to the back of the eye for the treatment and prevention of eye diseases in humans (other than uveitis) or to treat DME by delivering a compound to the back of the eye through a direct delivery method through an incision required for a 25-gauge or larger needle. We do not have the right to utilize pSivida’s proprietary delivery device in connection with indications for diseases outside of the eye or for the treatment of uveitis. Further, our agreement with pSivida permits pSivida to grant to any other party the right to use its intellectual property (i) to treat DME through an incision smaller than that required for a 25-gauge needle, unless using a corticosteroid delivered to the back of the eye, (ii) to deliver any compound outside the back of the eye unless it is to treat DME through an incision required for a 25-gauge or larger needle, or (iii) to deliver non-corticosteroids to the back of the eye, unless it is to treat DME through an incision required for a 25-gauge or larger needle.
The agreement provides that after commercialization of ILUVIEN, pSivida will be entitled to 20% of the net profits, as defined in the amended and restated agreement. In connection with this arrangement we are entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of March 31, 2015 and December 31, 2014, pSivida owed us $15.3 million and $13.0 million, respectively, in commercialization costs. Due to the uncertainty of future profits from ILUVIEN, we have fully reserved these amounts in the accompanying consolidated financial statements.
As a result of the FDA approval of ILUVIEN in September 2014, we paid pSivida a milestone payment of $25.0 million (the pSivida Milestone Payment) in October 2014.
Our Loan Agreements
2013 Loan Agreement
In May 2013, Alimera Sciences Limited (Limited), a subsidiary of ours, entered into a loan and security agreement (2013 Loan Agreement) with Silicon Valley Bank (SVB) to provide Limited with additional working capital for general corporate purposes. Under the 2013 Loan Agreement, SVB has made a term loan (2013 Term Loan) in the principal amount of $5.0 million to Limited and agreed to provide up to an additional $15.0 million to Limited under a working capital line of credit (2013 Line of Credit). In April 2014, the 2013 Term Loan was repaid and the 2013 Line of Credit was terminated in connection with the 2014 Loan Agreement described below.
Upon repayment of the 2013 Term Loan in April 2014, Limited paid SVB an outstanding loan balance prepayment penalty of $133,000, and an early termination fee of $113,000 in connection with the termination of the 2013 Line of Credit in April 2014.
2014 Loan Agreement
In April 2014, Limited entered into a loan and security agreement (2014 Loan Agreement) with Hercules Technology Growth Capital, Inc. (Hercules) providing for a term loan up to $35,000,000 (2014 Term Loan). Under the 2014 Loan Agreement, Hercules made a term loan advance in the initial principal amount of $10.0 million to Limited at closing to provide Limited with additional working capital for general corporate purposes and to repay the 2013 Term Loan. Hercules made an additional advance of $25.0 million to Limited in September 2014 as a result of the approval of ILUVIEN by the FDA in September 2014 to fund the pSivida Milestone Payment. The 2014 Term Loan provides for interest only payments through November 2015. The interest only period may be extended until June 1, 2017 if we realize certain revenue thresholds and no event of default has occurred under the 2014 Loan Agreement. Interest on the 2014 Term Loan accrues at a floating per annum rate equal to the greater of (i) 10.90%, or (ii) the sum of (A) 7.65%, plus (B) the prime rate. Following the interest only period the term loan will be due and payable to Hercules in equal monthly payments of principal and interest through May 1, 2018.
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
Limited’s obligations to Hercules are secured by a first priority security interest in substantially all of Limited’s assets, excluding intellectual property. Hercules does, however, maintain a negative pledge on Limited’s intellectual property requiring Hercules' consent prior to the sale of such intellectual property. We and certain of our subsidiaries are guarantors of the obligations of Limited to Hercules under the 2014 Loan Agreement pursuant to separate guaranty agreements between Hercules and each of Limited and such subsidiaries (Guaranties). Pursuant to the Guaranties, we and these subsidiaries granted Hercules a first priority security interest in substantially all of their respective assets excluding intellectual property. As of March 31, 2015, we, on a consolidated basis with our subsidiaries, were in compliance with the covenants of the 2014 Term Loan.
In connection with Limited entering into the 2014 Loan Agreement, we entered into a warrant agreement with Hercules that allows Hercules to purchase up to 285,016 shares of our common stock at an exercise price of $6.14 per share. Sixty percent of the warrants were exercisable at the closing in April 2014 and the remaining 40% became exercisable upon the funding of the additional $25.0 million to Limited in September 2014.
The weighted average interest rates of our notes payable approximate the rate at which we could obtain alternative financing; therefore, the carrying amount of the notes approximated their fair value at March 31, 2015 and December 31, 2014.
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
Our only commercial product is ILUVIEN, which has received marketing authorization in the U.S., Austria, Belgium, the Czech Republic, Denmark, Finland, Germany, France, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and the United Kingdom. In the U.S., ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in IOP. In the EU countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. ILUVIEN has not been approved in any jurisdiction other than as set forth above. In order to grant marketing approval, a health authority such as the FDA or foreign regulatory agencies must conclude that clinical and preclinical data establish the safety and efficacy of ILUVIEN or any future products or product candidates with an appropriate benefit to risk profile relevant to a particular indication, and that the product can be manufactured under current Good Manufacturing Practice (cGMP) in a reproducible manner to deliver the product’s intended performance in terms of its stability, quality, purity and potency. Until our submissions are reviewed by health authorities, there is no way to predict the outcome of their review. Even if the clinical studies meet their predetermined primary endpoints, and a registration dossier is accepted for filing, a health authority could still determine that an appropriate benefit to risk relationship does not exist for the indication that we are seeking. We cannot forecast with any degree of certainty whether ILUVIEN or any future products or product candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our development projects or when and to what extent we will receive cash inflows from the commercialization and sale of an approved product candidate.
Within the Operating expenses section of the unaudited Consolidated Statements of Operations for the three months ended March 31, 2014, we reclassified certain medical affairs support of $128,000 from sales and marketing expenses to research and development expenses to conform to the current year presentation.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including finance, accounting, information technology and human resources. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. We expect to continue to incur significant costs to comply with the corporate governance, internal control and similar requirements applicable to public companies
Within the Operating expenses section of the unaudited Consolidated Statements of Operations for the three months ended March 31, 2014, we reclassified depreciation expense of $33,000 from General and administrative expenses to Depreciation and amortization to conform to the current year presentation.
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
In November 2012, we entered into an agreement with Quintiles Commercial Europe Limited. Under the agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) will provide certain services to us in relation to the commercialization of ILUVIEN, in certain countries in Europe under subsequent project orders. Such services may include marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, regulatory, medical science liaison and communications and/or other advisory services. As of March 31, 2015, we had entered into certain project orders with Quintiles Commercial for the provision of sales, marketing, management, market access and medical science personnel in Germany, the United Kingdom and France. As of March 31, 2015, Quintiles Commercial employed 12 persons fully dedicated, and one person partially dedicated, to Alimera under these project orders. In December 2013 and January 2014, respectively, we transitioned our German and United Kingdom country manager positions in-house. In the second half of 2014, we notified Quintiles Commercial that we would be terminating the project orders associated with Germany and France and transitioning the covered positions employed by Quintiles Commercial to our payroll. We completed these transitions during April 2015. Further, in the first quarter of 2015, we notified Quintiles Commercial that we would be terminating the project orders associated with the United Kingdom and transitioning the covered positions employed by Quintiles Commercial to our payroll. We expect to complete this transition during the third quarter of 2015. As of March 31, 2015, we directly employed ten persons in the EU in roles previously employed by Quintiles Commercial.
In accordance with the terms of these project orders and related amendments, we expect to incur approximately $700,000 in costs with Quintiles Commercial for the remaining nine months in the year ending December 31, 2015. For the three months ended March 31, 2015 and 2014, respectively, we incurred $970,000 and $1.9 million of expense associated with this agreement. At March 31, 2015, $830,000 is included in outsourced services payable and $660,000 is included in prepaid expenses and other current assets in our accompanying consolidated financial statements in association with these project orders.
In Portugal, we launched ILUVIEN with our own team, comprised of four persons, in the first quarter of 2015.
We have a European management team and local management teams in Germany, the United Kingdom and Portugal totaling nineteen persons at March 31, 2015 providing strategic oversight and operational management to the personnel provided by Quintiles Commercial.
In the fourth quarter of 2014, following the FDA approval of ILUVIEN, we began establishing the infrastructure to support the U.S. commercial launch of ILUVIEN in the first quarter of 2015 with the addition of regional sales directors, medical science liaisons and payor relations directors. In the first quarter of 2015, we continued to expand our commercial infrastructure with the addition of sales personnel and reimbursement specialists. As of March 31, 2015, we had a U.S. field force of approximately 55 persons, including sales personnel, reimbursement specialists, medical sciences liaisons and payor relations directors.
Interest Expense
Interest expense consists primarily of interest and amortization of deferred financing costs and debt discounts associated with our 2013 Term Loan and our 2014 Loan Agreement.
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
Basic and Diluted Net Income and Loss Applicable to Common Stockholders per Common Share
We calculated net income and loss per share in accordance with ASC 260, Earning per Share. Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options, warrants for convertible securities and warrants for common stock equivalents. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be anti-dilutive. Common stock equivalent securities that would potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive totaled approximately 31,493,724 and 27,035,803 for the three months ended March 31, 2015 and 2014, respectively.
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
Revenue Recognition - U.S. Product Sales
Product sales consist of U.S. sales of ILUVIEN. In the U.S., we sell ILUVIEN to a limited number of specialty distributors who in turn sell the product downstream to pharmacies and physician practices. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, we have no further performance obligations, and returns can be reasonably estimated. We record revenue from product sales upon delivery to our specialty distributors.
Revenue from U.S. product sales is recorded net of applicable provisions for rebates and chargebacks under governmental programs, such as Medicaid and Veterans' Administration (VA), distribution-related fees, prompt pay discounts, and other sales-related deductions. We estimate reductions to product sales based upon contracts with customers and government agencies, statutorily-defined discounts applicable to government-funded programs, estimated payer mix, inventory levels, shelf life of the product, and other relevant factors. Calculating these provisions involves estimates and judgments. We review our estimates of rebates, chargebacks, and other applicable provisions each period and record any necessary adjustments in the current period's net product sales.
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
Total stock-based compensation expense related to all our stock option awards for the three months ended March 31, 2015 and 2014, respectively, was comprised of the following:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Sales and marketing	$186	$146
Research and development	233	255
General and administrative	651	524
Total employee stock option-based compensation expense	$1,070	$925
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

	Three Months Ended March 31,
	2015	2014
	(In thousands)
NET REVENUE	$3,938	$2,084
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(283)	(564)
GROSS MARGIN	3,655	1,520

RESEARCH AND DEVELOPMENT EXPENSES	3,329	2,754
GENERAL AND ADMINISTRATIVE EXPENSES	3,619	2,894
SALES AND MARKETING EXPENSES	7,129	3,283
DEPRECIATION AND AMORTIZATION	572	33
OPERATING EXPENSES	14,649	8,964
NET LOSS FROM OPERATIONS	(10,994)	(7,444)

INTEREST EXPENSE, NET AND OTHER	(1,122)	(129)
UNREALIZED FOREIGN CURRENCY LOSS, NET	(114)	(56)
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	2,506	(13,130)
NET LOSS BEFORE TAXES	(9,724)	(20,759)
PROVISION FOR TAXES	(69)	—
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(9,793)	$(20,759)
Three months ended March 31, 2015 compared to the three months ended March 31, 2014
Net Revenue. Net revenue increased by approximately $1.8 million, or 86%, to approximately $3.9 million for the three months ended March 31, 2015 compared to approximately $2.1 million for the three months ended March 31, 2014. The increase was primarily attributable to U.S. sales of $2.4 million following the U.S. launch of ILUVIEN in the first quarter of 2015 offset by a decrease of $570,000 in EU sales primarily in Germany. Incremental sales in the UK and Portugal were offset by the effect of the decreased value of the British pound sterling and the Euro.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization decreased by approximately $280,000, or 50%, to approximately $280,000 for the three months ended March 31, 2015 compared to approximately $560,000 for the three months ended March 31, 2014. The decrease was primarily attributable to inventory reserves of approximately $440,000 recorded in the first quarter of 2014 as a result of lower than expected sales in Germany offset by an increase in cost of goods sold in the first quarter of 2015 primarily associated with the initial sales in the U.S.
Research and development expenses. Research and development expenses increased by approximately $500,000, or 18%, to approximately $3.3 million for the three months ended March 31, 2015 compared to approximately $2.8 million for the three months ended March 31, 2014. The increase was primarily attributable to increases of $590,000 in personnel and travel costs relating to a U.S. medical science liaison team hired following the FDA approval of ILUVIEN in the fourth quarter of 2014, $150,000 in scientific study costs for both our ongoing open label registry study in the EU and a chart review study based in the U.S. which is aimed to help physicians understand when it is appropriate to prescribe their patients ILUVIEN and $150,000 in costs associated with maintaining regulatory compliance within the jurisdictions in which ILUVIEN has received marketing authorization, offset by a decrease of $300,000 in costs incurred related to a consultant engaged to assist with the pursuit of approval of ILUVIEN in the U.S in 2014.
General and administrative expenses. General and administrative expenses increased by approximately $700,000, or 24%, to approximately $3.6 million for the three months ended March 31, 2015 compared to approximately $2.9 million for the three months ended March 31, 2014. The increase was primarily attributable to employee costs of $560,000 due to our growth to support our launch of ILUVIEN in the U.S. and Portugal and an increase of $190,000 of costs incurred in professional accounting fees as a result of our initial year for an audit of our internal controls over financial reporting incurred during the three months ended March 31, 2015.
Sales and Marketing expenses. Sales and marketing expenses increased by approximately $3.8 million, or 115%, to approximately $7.1 million for the three months ended March 31, 2015 compared to approximately $3.3 million for the three months ended March 31, 2014. The increase was primarily attributable to increases of $2.7 million in personnel and travel costs as we hired a U.S. field force following the FDA approval of ILUVIEN in the third quarter of 2014, $770,000 in promotional costs primarily due to the U.S. launch of ILUVIEN in the first quarter of 2014, $490,000 in costs associated with our pricing and reimbursement activity in the U.S., $230,000 in costs associated with our customer relationship management software and $220,000 of media and public relations costs primarily related to ILUVIEN.
Interest expense, net and other. Interest expense, net and other increased by approximately $1.0 million, or 746%, to approximately $1.1 million for the three months ended March 31, 2015 compared to approximately $130,000 for the three months ended March 31, 2014. The increase was primarily attributable to the increased note payable balance as a result of the $25.0 million advance under the 2014 Loan Agreement as a result of the FDA approval of ILUVIEN in the third quarter of 2014.
Unrealized foreign currency loss, net. We recorded a non-cash unrealized foreign currency losses of approximately $110,000 and $60,000 for the three months ended March 31, 2015 and 2014, respectively. The unrealized foreign currency loss during the three months ended March 31, 2015 and three months ended March 31, 2014 was primarily attributable to the revaluation of our debt and net intercompany liabilities from the our European subsidiaries denominated in U.S. dollars and the decreased value of the Euro and the British pound sterling during the quarters end March 31, 2015 and 2014.
Change in fair value of derivative warrant liability. A decrease in the fair value of our derivative warrant liability resulted in a non-cash gain of approximately $2.5 million for the three months ended March 31, 2015. The decreased value of the derivative warrant liability during the three months ended March 31, 2015 was primarily attributable to the decrease in fair market value of our underlying common stock. During the three months ended March 31, 2014, we recognized a loss of approximately $13.1 million related to the increase in the fair value of our derivative warrant liability. The change in fair value was primarily attributable to an increase in the fair market value of our underlying common stock during the three months ended March 31, 2014.
Liquidity and Capital Resources
To date, we have incurred negative cash flow from operations, and have accumulated a deficit of $323.0 million from our inception through March 31, 2015.
As of March 31, 2015, we had approximately $61.3 million in cash and cash equivalents.We launched ILUVIEN in the United Kingdom and Germany in April and May of 2013, respectively, and in Portugal and the U.S. in the first quarter of 2015. Based on our current plans, we believe our cash and cash equivalents will be sufficient to fund our operations for the continued commercialization of ILUVIEN in the United Kingdom, Germany, Portugal and the U.S. We do not expect to generate positive cash flow from operations until 2016, if at all. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. If ILUVIEN is not approved in additional jurisdictions or does not generate sufficient revenue, we may adjust our commercial plans so that we can continue to operate with our existing cash resources or seek to raise additional financing.
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
For the three months ended March 31, 2015, cash used by our operations of $14.7 million was primarily due to our net loss of $10.0 million and non-cash gain of $2.5 million for the change in our derivative warrant liability offset by non-cash items including $1.1 million of stock-based compensation expense, $560,000 for depreciation and amortization and $520,000 for unrealized foreign currency transaction loss. Further increasing cash used in operations were increases in accounts receivable of approximately $2.7 million and in inventory of $460,000 and a decrease of accounts payable, accrued expenses and other current liabilities of $1.5 million. Accounts receivable and inventory increased primarily due to the U.S. launch of

ILUVIEN during the quarter. Accounts payable and accrued expenses and other current liabilities decreased primarily due to the payment of $2.0 million for a milestone payment payable to a consultant that was engaged to assist with the pursuit of approval of ILUVIEN in the U.S.
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
For the three months ended March 31, 2015, net cash used in our investing activities was approximately $160,000, which was due to the purchase of property and equipment.
For the three months ended March 31, 2014, net cash used in our investing activities was $12,000, which was due to the purchase of property and equipment.
For the three months ended March 31, 2015, net cash used in our financing activities was approximately $210,000 due to the payment of issuance costs of $330,000 associated with the sale of our Series B Convertible Preferred Stock offset by cash received of $130,000 from the proceeds from stock option exercises.
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
Contractual Obligations and Commitments
In November 2012, we entered into an agreement with Quintiles Commercial Europe Limited. Under the agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) will provide certain services to us in connection with the commercialization of ILUVIEN in certain countries in Europe under subsequent project orders. Such services may include marketing, brand management, sales promotion and detailing, market access, pricing and reimbursement support, regulatory, medical science liaison and communications and/or other advisory services. As of March 31, 2015, we had entered into certain project orders with Quintiles Commercial for the provision of sales, marketing, management, market access and medical science personnel in Germany, the United Kingdom and France. In the second half of 2014, we notified Quintiles Commercial that we would be terminating the project orders associated with Germany and France and transitioning the covered positions employed by Quintiles Commercial to our payroll. We completed these transitions during April 2015. Further, in the first quarter of 2015, we notified Quintiles Commercial that we would be terminating the project orders associated with the United Kingdom and transitioning the covered positions employed by Quintiles Commercial to our payroll. We expect to complete this transition during the third quarter of 2015. In accordance with the terms of these project orders and related amendments, we expect to incur approximately $700,000 in costs with Quintiles Commercial for the remaining nine months in the year ending December 31, 2015. For the three months ended March 31, 2015 and 2014, respectively, we incurred $970,000 and $1.9 million of expense associated with this agreement. At March 31, 2015, $830,000 is included in outsourced services payable and $660,000 is included in prepaid expenses and other current assets in our accompanying consolidated financial statements in association with these project orders.
There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016 for public entities, with no early adoption permitted. In April 2015, the FASB proposed a deferral of the effective date of the new revenue standard by one year, subject to the FASB’s due process requirement. Our management is still evaluating the potential impact of adopting this guidance on our financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and the standard is to be retrospectively applied to all periods presented upon adoption. Our management is still evaluating the potential impact of adopting this guidance on its financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Liquidity
See the “Liquidity and Capital Resources” section of this Quarterly Report on Form 10-Q for additional discussion of liquidity and related risks.
Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our loan agreement with Hercules. We do not believe we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $90,000 increase in interest expense for the three months ended March 31, 2015.
Credit Quality Risk
We are subject to credit risk in connection with accounts receivable from our product sales of ILUVIEN. We have contractual payment terms with each of our customers, and we monitor our customers' financial performance and credit worthiness so that we can properly assess and respond to any changes in their credit profile. During the three months ended March 31, 2015 and March 31, 2014, we did not recognize any charges for write-offs of accounts receivable. As of March 31, 2015, one individual customer accounted for 66% of our accounts receivable balances. There were no customers that accounted for more than 10% of accounts receivable at December 31, 2014.
Foreign Exchange Risk
As discussed further above, we market ILUVIEN outside the United States. Therefore, significant changes in foreign exchange rates of the countries outside the United States where our product is sold can impact our operating results and financial condition. As sales outside the United States continue to grow, and as we expand our international operations, we will continue to assess potential steps, including foreign currency hedging and other strategies, to mitigate our foreign exchange risk.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
We are not a party to any material pending legal proceedings, and management is not aware of any contemplated proceedings by any governmental authority against us.
ITEM 1A. Risk Factors
In our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 13, 2015, we identify under Item 1A of Part I important factors which could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. There have been no material changes in our risk factors subsequent to the filing of our Form 10-K for the fiscal year ended December 31, 2014. However, the risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

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

ALIMERA SCIENCES, INC.

May 11, 2015	By:	/s/ C. Daniel Myers
C. Daniel Myers
Chief Executive Officer and President
(Principal Executive Officer)

May 11, 2015	By:	/s/ Richard S. Eiswirth, Jr.
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