Form 10-Q
period 2015-06-30
ALIMERA SCIENCES INC
filed 2015-08-10
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2015 there were 44,411,259 shares of the registrant’s Common Stock issued and outstanding.

ALIMERA SCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Interim Condensed Consolidated Financial Statements (unaudited)
ALIMERA SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$48,136	$76,697
Accounts receivable, net	7,732	850
Prepaid expenses and other current assets	3,104	3,234
Inventory, net (Note 5)	1,638	1,734
Deferred financing costs	532	754
Total current assets	61,142	83,269
PROPERTY AND EQUIPMENT, net	2,659	1,653
INTANGIBLE ASSET, net (Note 6)	23,528	24,490
TOTAL ASSETS	$87,329	$109,412
CURRENT LIABILITIES:
Accounts payable	$3,284	$5,021
Accrued expenses (Note 7)	2,850	954
Accrued milestone payments	—	2,000
Outsourced services payable	961	1,466
Note payable (Note 9)	7,672	1,023
Capital lease obligations	204	11
Total current liabilities	14,971	10,475
NON-CURRENT LIABILITIES:
Derivative warrant liability	11,376	16,098
Note payable, net of discount — less current portion (Note 9)	26,688	33,065
Other non-current liabilities	963	255
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value — 10,000,000 shares authorized at June 30, 2015 and December 31, 2014:
Series A Convertible Preferred Stock, 1,300,000 authorized and 600,000 issued and outstanding at June 30, 2015 and December 31, 2014; liquidation preference of $24,000 at June 30, 2015 and December 31, 2014	19,227	19,227
Series B Convertible Preferred Stock, 8,417 authorized and 8,416.251 issued and outstanding at June 30, 2015 and December 31, 2014; liquidation preference of $50,750 at June 30, 2015 and December 31, 2014	49,568	49,568
Common stock, $.01 par value — 100,000,000 shares authorized, 44,403,759 shares issued and outstanding at June 30, 2015 and 44,320,342 shares issued and outstanding at December 31, 2014	444	443
Additional paid-in capital	295,339	292,851
Common stock warrants	1,497	1,497
Accumulated deficit	(331,644)	(313,255)
Accumulated other comprehensive loss	(1,100)	(812)
TOTAL STOCKHOLDERS’ EQUITY	33,331	49,519
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,329	$109,412
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
NET REVENUE	$5,776	$2,190	$9,714	$4,274
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(376)	(376)	(659)	(940)
GROSS PROFIT	5,400	1,814	9,055	3,334

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	3,815	1,942	7,144	4,696
GENERAL AND ADMINISTRATIVE EXPENSES	3,821	2,791	7,440	5,685
SALES AND MARKETING EXPENSES	6,925	3,003	14,054	6,286
DEPRECIATION AND AMORTIZATION	639	36	1,211	69
OPERATING EXPENSES	15,200	7,772	29,849	16,736
NET LOSS FROM OPERATIONS	(9,800)	(5,958)	(20,794)	(13,402)

INTEREST EXPENSE, NET AND OTHER	(1,151)	(325)	(2,273)	(454)
UNREALIZED FOREIGN CURRENCY GAIN (LOSS), NET	143	(146)	29	(202)
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	2,216	8,054	4,722	(5,076)
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	(440)	—	(440)
NET (LOSS) INCOME BEFORE TAXES	(8,592)	1,185	(18,316)	(19,574)
PROVISION FOR TAXES	(4)	(69)	(73)	(69)
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(8,596)	$1,116	$(18,389)	$(19,643)
NET (LOSS) INCOME PER SHARE APPLICABLE TO COMMON STOCKHOLDERS — Basic	$(0.19)	$0.03	$(0.41)	$(0.52)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic	44,396,656	40,275,638	44,372,283	38,076,968
NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS — Diluted	$(0.19)	$(0.16)	$(0.41)	$(0.52)
WEIGHTED AVERAGE SHARES OUTSTANDING — Diluted	44,396,656	42,548,254	44,372,283	38,076,968
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
NET (LOSS) INCOME	$(8,596)	$1,116	$(18,389)	$(19,643)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	70	139	(288)	143
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	70	139	(288)	143
COMPREHENSIVE (LOSS) INCOME	$(8,526)	$1,255	$(18,677)	$(19,500)

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Six Months Ended June 30,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,389)	$(19,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,211	69
Unrealized foreign currency transaction (gain) loss	(29)	202
Loss from early extinguishment of debt	—	440
Amortization of deferred financing costs and debt discount	349	94
Stock-based compensation expense	2,309	1,849
Change in fair value of derivative warrant liability	(4,722)	5,076
Changes in assets and liabilities:
Accounts receivable	(6,831)	(526)
Prepaid expenses and other current assets	9	894
Inventory	(16)	400
Accounts payable	(1,206)	122
Accrued expenses and other current liabilities	(450)	827
Other long-term liabilities	111	(2)
Net cash used in operating activities	(27,654)	(10,198)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(337)	(210)
Net cash used in investing activities	(337)	(210)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	138	334
Proceeds from sale of common stock	42	37,543
Payment of issuance cost of common stock	—	(2,389)
Payment of Series B Convertible Preferred Stock offering costs	(327)	—
Payment of principal on notes payable	—	(4,861)
Payment of debt extinguishment costs	—	(246)
Proceeds from issuance of notes payable	—	10,000
Payment of debt costs	—	(645)
Payment of capital lease obligations	(150)	(5)
Net cash (used in) provided by financing activities	(297)	39,731
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(273)	35
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28,561)	29,358
CASH AND CASH EQUIVALENTS — Beginning of period	76,697	12,628
CASH AND CASH EQUIVALENTS — End of period	$48,136	$41,986
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,934	$224
Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$941	$—
There were no income tax or dividend payments made during the six months ended June 30, 2015 and 2014.

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
The Company is presently focused on diseases affecting the back of the eye, or retina, because the Company’s management believes these diseases are not well treated with current therapies and represent a significant underserved market opportunity. The Company’s only commercial product is ILUVIEN®, which has received marketing authorization in the United States (U.S.), Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, and the United Kingdom. In the U.S., ILUVIEN is indicated for the treatment of diabetic macular edema (DME) in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure (IOP). In the European Economic Area (EEA) countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with DME considered insufficiently responsive to available therapies. As part of the approval process in the EEA, the Company has committed to conduct a five-year, post-authorization, open label registry study of ILUVIEN in 800 patients.
The Company launched ILUVIEN in the United Kingdom and Germany in the second quarter of 2013 and in Portugal and the U.S. in the first quarter of 2015.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. BASIS OF PRESENTATION
The Company has prepared the accompanying unaudited interim condensed consolidated financial statements and notes thereto (interim financial statements) in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s interim financial information.
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
Reclassifications
Within the Operating expenses section of the unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2014, the Company reclassified depreciation expense of $36,000 and $69,000, respectively, from general and administrative expenses to depreciation and amortization to conform to the current year presentation. In addition, for the three and six months ended June 30, 2014, the Company reclassified certain medical affairs support expenses of $133,000 and $261,000, respectively, from sales and marketing expenses to research, development and medical affairs expenses to conform to the current year presentation.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014. In addition, with the U.S. launch of ILUVIEN in the six months ended June 30, 2015, the Company adopted the revenue recognition and segment reporting policies set forth below.
Revenue Recognition
In the U.S., the Company sells ILUVIEN to a limited number of specialty distributors who in turn sell the product downstream to pharmacies and physician practices. Revenue from U.S. product sales is recorded upon sale to the specialty distributors net of applicable provisions for rebates and chargebacks under governmental programs, distribution-related fees and other sales-related deductions. Calculating these provisions involves estimates and judgments. The Company reviews its estimates of rebates, chargebacks, and other applicable provisions each period and records any necessary adjustments in the current period’s net product sales.
Government Rebates and Chargebacks: The Company estimates reductions to product sales for Medicaid and Veterans’ Administration (VA) programs, and for certain other qualifying federal and state government programs. Based upon the Company’s contracts with government agencies, statutorily-defined discounts applicable to government-funded programs, historical experience, and estimated payer mix, the Company estimates and records an allowance for rebates and chargebacks. The Company’s liability for Medicaid rebates consists of estimates for claims that a state will make for a current quarter, claims for prior quarters that have been estimated for which an invoice has not been received, and invoices received for claims from prior quarters that have not been paid. The Company’s reserves related to discounted pricing to VA, Public Health Services, and other institutions (collectively qualified healthcare providers) represent the Company’s estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices the Company charges to its customers (i.e., specialty distributors). The Company’s customers charge the Company for the difference between what they pay for the products and the ultimate selling price to the qualified healthcare providers. The Company’s reserve for this discounted pricing is based on expected sales to qualified healthcare providers and the chargebacks that customers have already claimed.
Distribution-Related Fees: The Company has written contracts with its customers that include terms for distribution-related fees. The Company estimates and records distribution and related fees due to its customers based on gross sales.
Product Returns: Consistent with industry practice, the Company offers its customers a limited right to return product purchased directly from the Company, which is principally based upon the product’s expiration date. The Company will accept returns for three months prior to and up to six months after the product expiration date. Depending on the circumstances, the

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company may provide replacement products or cash credit for returns. Product returned is generally not resalable given the nature of the Company’s products and method of administration. The Company develops estimates for product returns based upon historical experience, inventory levels, shelf life of the product, and other relevant factors. The Company monitors product supply levels in the distribution channel, as well as sales by its customers to healthcare providers using product-specific data provided by its customers. If necessary, the Company’s estimates of product returns may be adjusted in the future based on actual returns experience, known or expected changes in the marketplace, or other factors.
Reporting Segments
The Company determines operating segments in accordance with its internal operating structure. The Company’s chief operating decision maker is the Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the business is principally managed and organized based upon geographic and regulatory environment. Each segment is separately managed and is evaluated primarily upon net loss from operations. The Company does not report balance sheet information by segment since it is not reviewed by the Company’s chief operating decision maker. The Company has two reportable segments, the U.S. and International.
Previously, the business was managed on an aggregate basis. As a result of the retrospective presentation and disclosure requirements under U.S. GAAP for changes in segment reporting, the Company is required to reflect the change in presentation and disclosure for all periods presented. As such, the Company has presented in Note 16, Segment Information, the financial results for the three and six months ended June 30, 2014 in the same manner as for the three and six months ended June 30, 2015.
During the three and six months ended June 30, 2015, two individual customers within the U.S. segment accounted for 65% and 77% of our consolidated revenues.
The accounting policies of these segments are the same as those described in Note 2, Summary of Significant Accounting Policies included in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K.
Research and Development Expenses
Research and development expenses were $1.6 million and $1.1 million for the three months ended June 30, 2015 and 2014, respectively and $2.9 million and $2.4 million for the six months ended June 30, 2015 and 2014, respectively.
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
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017 for public entities, with early adoption permitted in the annual reporting period beginning after December 15, 2016. The Company is still evaluating the potential impact of adopting this guidance on its financial statements.
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
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guidance for debt issuance costs are not affected by the amendments in this ASU. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and the standard is to be retrospectively applied to all periods presented upon adoption. The Company is still evaluating the potential impact of adopting this guidance on its financial statements.

4. FACTORS AFFECTING OPERATIONS
To date, the Company has incurred negative cash flow from operations, and has accumulated a deficit of $331,644,000 from inception through June 30, 2015. As of June 30, 2015, the Company had approximately $48,136,000 in cash and cash equivalents.
The Company believes that it has sufficient funds available to fund its operations for the continued commercialization of ILUVIEN in the U.S., Germany, Portugal, and the United Kingdom. The Company does not expect to generate positive cash flow from operations until 2016, if at all. The Company may seek to raise additional financing to fund its working capital needs for the commercialization of ILUVIEN or the development and commercialization of future products and product candidates. If the Company is unable to raise additional financing, then it may adjust its commercial plans so that it can continue to operate with its existing cash resources.
The accompanying interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company’s negative cash flow from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. The interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. INVENTORY

Inventory consisted of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Component parts (1)	$134	$76
Work-in-process (2)	—	219
Finished goods	1,560	1,972
Total inventory	1,694	2,267
Inventory reserve	(56)	(533)
Inventory — net	$1,638	$1,734

(1) Component parts inventory consists of manufactured components of the ILUVIEN applicator.

(2) Work-in-process consists of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing as required by regulatory authorities.
6. INTANGIBLE ASSETS
As a result of the United States Food and Drug Administration's (the FDA) approval of the NDA for ILUVIEN in September 2014, the Company was required to pay pSivida US, Inc. (pSivida) a milestone payment of $25,000,000 (the pSivida Milestone Payment) in October 2014 (see Note 8). The Company had no intangible assets prior to September 2014.
The gross carrying amount of the intangible asset was $25,000,000, which is being amortized over approximately 13 years from the acquisition date. The amortization expense related to the intangible asset was $483,000 and $962,000 for the three and six months ended June 30, 2015, respectively. The net book value of the intangible asset was $23,528,000 and $24,490,000 as of June 30, 2015 and December 31, 2014, respectively.
The estimated future amortization expense as of June 30, 2015 for the remaining periods in the next five years and thereafter is as follows (in thousands):

Years Ending December 31
2015	$978
2016	1,940
2017	1,940
2018	1,940
2019	1,940
Thereafter	14,790
Total	$23,528

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Accrued compensation expenses	1,365	226
Accrued clinical investigator expenses	$466	$309
Accrued rebate, chargeback and other revenue reserves	251	—
Other accrued expenses	768	419
Total accrued expenses	$2,850	$954
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
The Company must share 20% of the net profits of ILUVIEN, determined on a cash basis, and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN, as defined by the agreement, with pSivida. In connection with this arrangement, the Company is entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of June 30, 2015 and December 31, 2014, the Company was owed approximately $18,368,000 and $12,956,000, respectively, in commercialization costs. Due to the uncertainty of future net profits, the Company has fully reserved these amounts in the accompanying interim condensed consolidated financial statements. As a result of the FDA’s approval of the NDA for ILUVIEN in September 2014, the Company made the pSivida Milestone Payment of $25,000,000 in October 2014.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. LOAN AGREEMENTS
2013 Loan Agreement
In May 2013, Alimera Sciences Limited (Limited), a subsidiary of the Company, entered into a loan and security agreement (2013 Loan Agreement) with Silicon Valley Bank (SVB) to provide Limited with additional working capital for general corporate purposes. Under the 2013 Loan Agreement, SVB made a term loan (2013 Term Loan) in the principal amount of $5,000,000 to Limited and agreed to provide up to an additional $15,000,000 to Limited under a working capital line of credit (2013 Line of Credit). In April 2014, the 2013 Term Loan was repaid and the 2013 Line of Credit was terminated in connection with the 2014 Loan Agreement described below. Upon repayment of the 2013 Term Loan in April 2014, Limited paid SVB an outstanding loan balance prepayment penalty of $133,000, and an early termination fee of $113,000 in connection with the termination of the 2013 Line of Credit. In addition, in accordance with ASC 470-50-40-17, the Company expensed the facility fee and incremental value of the warrants associated with the 2013 Term Loan as part of the loss on early extinguishment.
2014 Loan Agreement
In April 2014, Limited entered into a loan and security agreement (2014 Loan Agreement) with Hercules Technology Growth Capital, Inc. (Hercules) providing for a term loan of up to $35,000,000 (2014 Term Loan). Under the 2014 Loan Agreement, Hercules made an advance in the initial principal amount of $10,000,000 to Limited at closing to provide Limited with additional working capital for general corporate purposes and to repay the 2013 Term Loan. Hercules made an additional advance of $25,000,000 to Limited in September 2014 following the approval of ILUVIEN by the FDA to fund the pSivida Milestone Payment. The 2014 Term Loan provides for interest only payments through November 2015. Interest on the 2014 Term Loan accrues at a floating per annum rate equal to the greater of (i) 10.90%, or (ii) the sum of (A) 7.65%, plus (B) the prime rate. Following the interest only period the term loan will be due and payable to Hercules in equal monthly payments of principal and interest through May 1, 2018.
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
Limited’s obligations to Hercules are secured by a first priority security interest in substantially all of Limited’s assets, excluding intellectual property. Hercules does, however, maintain a negative pledge on Limited’s intellectual property requiring Hercules’ consent prior to the sale of such intellectual property. The Company and certain of the Company’s other subsidiaries are guarantors of the obligations of Limited to Hercules under the 2014 Loan Agreement pursuant to separate guaranty agreements between Hercules and each of Limited and such subsidiaries (Guaranties). Pursuant to the Guaranties, the Company and these subsidiaries granted Hercules a first priority security interest in substantially all of their respective assets excluding intellectual property. As of June 30, 2015, the Company, on a consolidated basis with its subsidiaries, was in compliance with the covenants of the 2014 Term Loan.
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
Fair Value of Debt
The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing; therefore, the carrying amount of the notes approximated their fair value at June 30, 2015 and December 31, 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Series A convertible preferred stock	9,022,556	12,781,954	9,022,556	12,781,954
Series B convertible preferred stock	8,416,251	—	8,416,251	—
Series A convertible preferred stock warrants	4,511,279	—	4,511,279	4,511,279
Common stock warrants	362,970	248,964	362,970	248,964
Stock options	9,292,947	7,599,768	9,292,947	7,599,768
Total	31,606,003	20,630,686	31,606,003	25,141,965

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Numerator for basic EPS - net income (loss) applicable to common stockholders	$(8,596,000)	$1,116,000	$(18,389,000)	$(19,643,000)
Effect of dilutive securities:
Change in fair value of derivative warrant liability	—	(8,054,000)	—	—
Numerator for diluted EPS - net loss applicable to common stockholders after assumed conversions	$(8,596,000)	$(6,938,000)	$(18,389,000)	$(19,643,000)

Denominator:
Denominator for basic EPS - weighted average shares outstanding	44,396,656	40,275,638	44,372,283	38,076,968
Effect of dilutive securities:
Preferred stock warrants (Note 11)	—	2,272,616	—	—
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions outstanding	44,396,656	42,548,254	44,372,283	38,076,968

Basic EPS	(0.19)	0.03	(0.41)	(0.52)
Diluted EPS	(0.19)	(0.16)	(0.41)	(0.52)

11. PREFERRED STOCK
Series A Convertible Preferred Stock
On October 2, 2012, the Company closed its preferred stock financing in which it sold units consisting of 1,000,000 shares of Series A Convertible Preferred Stock and warrants to purchase 300,000 shares of Series A Convertible Preferred Stock for gross proceeds of $40,000,000, prior to the payment of approximately $560,000 of related issuance costs. The powers, preferences and rights of the Series A Convertible Preferred Stock are set forth in the certificate of designation filed by the Company with the Secretary of State of the State of Delaware on October 1, 2012. Each share of Series A Convertible Preferred Stock, including any shares of Series A Convertible Preferred Stock issued upon exercise of the warrants, is convertible into shares of the Company’s common stock at any time at the option of the holder at the rate equal to $40.00 divided by $2.66 (Conversion Price). The initial Conversion Price is subject to adjustment based on certain customary price based anti-dilution adjustments. Each share of Series A Convertible Preferred Stock shall automatically be converted into shares of common stock at the then-effective Conversion Price upon the occurrence of the later to occur of both (i) the Company receives and publicly announces the approval by the FDA of the Company’s NDA for ILUVIEN and (ii) the date on which the Company consummates an equity financing transaction pursuant to which the Company sells to one or more third party investors either (a) shares of common stock or (b) other equity securities that are convertible into shares of common stock and that have rights, preference or privileges, senior to or on a parity with, the Series A Convertible Preferred Stock, in each case having an as-converted per share of common stock price of not less than $10.00 and that results in total gross proceeds to the Company of at least $30,000,000. The rights and preferences of Series A Convertible Preferred Stock also place limitations on the Company’s ability to declare or pay any dividend or distribution on any shares of capital stock.
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
These warrants are considered derivative instruments because the agreements provide for settlement in Series A Convertible Preferred Stock shares or common stock shares at the option of the holder, an adjustment to the warrant exercise price for common shares at some point in the future, and contain anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. Therefore the warrants were recorded as a liability at issuance. At June 30, 2015 and December 31, 2014, the fair market value of the warrants was estimated to be $11,376,000 and $16,098,000, respectively. During the three months ended June 30, 2015 and 2014, the Company recorded gains of $2,216,000 and $8,054,000, respectively, as a result of the change in fair value of the warrants. During the six months ended June 30, 2015 and 2014, the Company recorded gain of $4,722,000 and a loss of $5,076,000, respectively, as a result of the change in fair value of the warrants.
In April 2014, 2,255,639 shares of common stock were issued pursuant to the conversion of 150,000 shares of Series A Convertible Preferred Stock held by an investor. In September 2014, 3,759,398 shares of common stock were issued pursuant to the conversion of 250,000 shares of Series A Convertible Preferred Stock held by another investor. As of June 30, 2015, there were 600,000 shares of Series A Convertible Preferred Stock issued and outstanding.
Series B Convertible Preferred Stock
On December 12, 2014, the Company closed a preferred stock financing in which it sold 8,291.873 shares of Series B Convertible Preferred Stock for a purchase price of $6,030 per share, or an aggregate purchase price of $50,000,000, prior to the payment of approximately $432,000 of related issuance costs. The Company issued an additional 124.378 shares of Series B Convertible Preferred Stock as a subscription premium to the purchasers. The powers, preferences and rights of the Series B Convertible Preferred Stock are set forth in the certificate of designation filed by the Company with the Secretary of State of the State of Delaware. Each share of Series B Convertible Preferred Stock is convertible into 1,000 shares of the Company’s common stock at any time at the option of the holder, provided that the holder will be prohibited from converting Series B Convertible Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding. The Series B Convertible Preferred Stock ranks junior to the Company’s existing Series A Convertible Preferred Stock, and senior to the Company’s common stock, with respect to rights upon liquidation. The Series B Convertible Preferred Stock ranks junior to all existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions), the Series B Convertible Preferred Stock do not have voting rights. The Series B Preferred Stock is not

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

redeemable at the option of the holder. The Series B Convertible Preferred Stock is not subject to any price-based or other anti-dilution protections and does not provide for any accruing dividends.
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
During the three and six months ended June 30, 2015 and 2014, 10,993 and 23,487 shares of the Company’s common stock were acquired through its employee stock purchase plan resulting in proceeds of $42,000 and $43,000, respectively.
13. STOCK INCENTIVE PLANS
Stock Option Plans
During the three months ended June 30, 2015 and 2014, the Company recorded compensation expense related to stock options of approximately $1,198,000 and $904,000, respectively. During the six months ended June 30, 2015 and 2014, the Company recorded compensation expense related to stock options of approximately $2,268,000 and $1,829,000, respectively. As of June 30, 2015, the total unrecognized compensation cost related to non-vested stock options granted was $12,001,000 and is expected to be recognized over a weighted average period of 3.11 years. The following table presents a summary of stock option activity for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	9,180,668	$3.46	7,408,977	$2.76	7,681,256	$3.03	7,566,438	$2.74
Grants	235,000	4.91	315,000	5.66	1,833,500	5.42	315,000	5.66
Forfeitures	(116,245)	4.19	(99,167)	2.54	(149,385)	4.29	(99,167)	2.54
Exercises	(6,476)	1.86	(25,042)	1.88	(72,424)	1.90	(182,503)	1.83
Options outstanding at period end	9,292,947	3.49	7,599,768	2.88	9,292,947	3.49	7,599,768	2.88
Options exercisable at period end	5,227,911	3.19	3,903,668	3.15	5,227,911	3.19	3,903,668	3.15
Weighted average per share fair value of options granted during the period	$3.69		$4.50		$4.22		$4.50
The following table provides additional information related to outstanding stock options, exercisable stock options, and stock options expected to vest as of June 30, 2015:

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	9,292,947	$3.49	7.08 years	$15,425
Exercisable	5,227,911	3.19	5.75 years	10,692
Outstanding, vested and expected to vest	8,782,887	3.45	6.97 years	14,972
The following table provides additional information related to outstanding stock options, exercisable stock options, and stock options expected to vest as of December 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	7,681,256	$3.03	7.05 years	$21,710
Exercisable	4,452,274	3.17	5.87 years	12,887
Outstanding, vested and expected to vest	7,258,603	3.04	6.95 years	20,574
Employee Stock Purchase Plan
During the three months ended June 30, 2015 and 2014, the Company recorded compensation expense related to its employee stock purchase plan of approximately $29,000 and $12,000, respectively. During the six months ended June 30, 2015 and 2014, the Company recorded compensation expense related to its employee stock purchase plan of approximately and $41,000 and $20,000, respectively.

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

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items. The Company’s effective tax rate for the three months ended June 30, 2015 properly excluded tax benefits associated with year-to-date pre-tax losses generated in the U.S. and the Netherlands. Income tax positions are considered for uncertainty in accordance with ASC 740-10. The Company believes that its income tax filing positions and deductions are more likely than not to be sustained on audit ; therefore, no ASC 740-10 liabilities and no related penalties and interest have been recorded. The Company does not anticipate any material changes to its uncertain tax positions within the next 12 months. Tax years since 2003 remain subject to examination in Georgia, Tennessee, and at the federal level. The time period is longer than the standard statutory 3-year period due to net operating losses (NOLs) from 2003 being available for utilization. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which the NOLs are utilized. Tax years since 2012 remain subject to examination in the United Kingdom and the Netherlands. Tax years since 2013 remain subject to examination in Germany.
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
At December 31, 2014, the Company had federal NOL carry-forwards of approximately $87,380,000 and state NOL carry-forwards of approximately $70,840,000 available to reduce future income. The Company’s federal NOL carry-forwards remain fully reserved as of June 30, 2015. If not utilized, the federal NOL carry-forwards will expire at various dates between 2029 and 2033 and the state NOL carry-forwards will expire at various dates between 2020 and 2033.
The Company’s NOL carry-forwards may be subject to annual limitations under Internal Revenue Code (IRC) Section 382 (or comparable provisions of state law) in the event that certain changes in ownership of the Company were to occur. The Company periodically evaluates its NOL carry-forwards and whether certain changes in ownership, including its IPO, have occurred that would limit its ability to utilize a portion of the Company’s NOL carry-forwards. If it is determined that significant ownership changes have occurred since the Company generated its NOL carry-forwards, the Company may be subject to annual limitations on the use of these NOL carry-forwards under IRC Section 382 (or comparable provisions of state law).
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
There have been no changes in the methodologies used at June 30, 2015 and December 31, 2014.
The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents (1)	$2,510	$—	$—	$2,510
Assets measured at fair value	$2,510	$—	$—	$2,510

Liabilities:
Derivative warrant liability (2)	$—	$11,376	$—	$11,376
Liabilities measured at fair value	$—	$11,376	$—	$11,376

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents (1)	$65,509	$—	$—	$65,509
Assets measured at fair value	$65,509	$—	$—	$65,509

Liabilities:
Derivative warrant liability (2)	$—	$16,098	$—	$16,098
Liabilities measured at fair value	$—	$16,098	$—	$16,098

(1)	The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

(2)
The Company uses the Black-Scholes option pricing model and assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. SEGMENT INFORMATION
The following table presents a summary of the Company's reporting segments for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	U.S.	International	Consolidated	U.S.	International	Consolidated
	(In thousands)
NET REVENUE	$3,804	$1,972	$5,776	$—	$2,190	$2,190
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(190)	(186)	(376)	—	(376)	(376)
GROSS PROFIT	3,614	1,786	5,400	—	1,814	1,814

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,478	2,337	3,815	391	1,551	1,942
GENERAL AND ADMINISTRATIVE EXPENSES	2,179	1,642	3,821	1,664	1,127	2,791
SALES AND MARKETING EXPENSES	4,848	2,077	6,925	421	2,582	3,003
DEPRECIATION AND AMORTIZATION	621	18	639	36	—	36
OPERATING EXPENSES	9,126	6,074	15,200	2,512	5,260	7,772
NET LOSS FROM OPERATIONS	(5,512)	(4,288)	(9,800)	(2,512)	(3,446)	(5,958)
OTHER INCOME AND EXPENSES, NET			1,208			7,143
NET (LOSS) INCOME BEFORE TAXES			(8,592)			1,185
The following table presents a summary of the Company's reporting segments for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	U.S.	International	Consolidated	U.S.	International	Consolidated
	(In thousands)
NET REVENUE	$6,247	$3,467	$9,714	$—	$4,274	$4,274
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(328)	(331)	(659)	—	(940)	(940)
GROSS PROFIT	5,919	3,136	9,055	—	3,334	3,334

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,856	4,288	7,144	1,543	3,153	4,696
GENERAL AND ADMINISTRATIVE EXPENSES	4,368	3,072	7,440	3,315	2,370	5,685
SALES AND MARKETING EXPENSES	9,728	4,326	14,054	781	5,505	6,286
DEPRECIATION AND AMORTIZATION	1,180	31	1,211	69	—	69
OPERATING EXPENSES	18,132	11,717	29,849	5,708	11,028	16,736
NET LOSS FROM OPERATIONS	(12,213)	(8,581)	(20,794)	(5,708)	(7,694)	(13,402)
OTHER INCOME AND EXPENSES, NET			2,478			(6,172)
NET (LOSS) INCOME BEFORE TAXES			(18,316)			(19,574)

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
Various statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

•	uncertainty as to our ability to successfully commercialize ILUVIEN® in the European Economic Area (EEA) and the U.S.;

•	our limited sales and marketing infrastructure;

•	our ability to raise sufficient additional financing;

•	uncertainty as to the pricing and reimbursement guidelines for ILUVIEN or any future products or product candidates, including ILUVIEN;

•	delay in or failure to obtain regulatory approval of ILUVIEN in additional countries or any future products or product candidates;

•	our inability to successfully market and sell ILUVIEN following regulatory approval in additional markets;

•	our ability to operate our business in compliance with the covenants and restrictions that we are subject to under our credit facility;

•	uncertainty as to the relationship between the benefits of ILUVIEN or any future products or product candidates and the risks of their side-effect profiles;

•	the extent of government regulations; and

•	dependence on third-party manufacturers to manufacture ILUVIEN or any future products or product candidates in sufficient quantities and quality.
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
Our only commercial product is ILUVIEN, which has been developed to treat diabetic macular edema (DME). DME is a disease of the retina that affects individuals with diabetes and can lead to severe vision loss and blindness. ILUVIEN has received marketing authorization in the United States (U.S.), Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, and the United Kingdom. In the U.S., ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure (IOP). In the European Economic Area (EEA) countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with DME considered insufficiently responsive to available therapies. As part of the approval process in the EEA, we have committed to conduct a five-year, post-authorization, open label registry study of ILUVIEN in 800 patients treated.
We launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013 and in Portugal and the U.S. in the first quarter of 2015.
We commenced operations in June 2003. Since our inception we have incurred significant losses. As of June 30, 2015, we have accumulated a deficit of $331.6 million. We expect to incur substantial losses as we:

•	continue the commercialization of ILUVIEN in the U.S.;

•	continue the commercialization of ILUVIEN in the EEA;

•	continue to seek regulatory approval of ILUVIEN in other jurisdictions;

•	evaluate the use of ILUVIEN for the treatment of other diseases; and

•	advance the clinical development of any future products or product candidates either currently in our pipeline, or that we may license or acquire in the future.
As of June 30, 2015, we had approximately $48.1 million in cash and cash equivalents.
We do not expect to have positive cash flow from operations until 2016, if at all. Due to the limited revenue generated by ILUVIEN to date, or an inability to maintain compliance with covenants under our loan and security agreement (2014 Loan Agreement) with Hercules Technology Growth Capital, Inc. (Hercules), we may need to raise additional financing. If we are unable to obtain additional financing, we will need to adjust our commercial plans so that we can continue to operate with our existing cash resources or there may be substantial doubt about our ability to continue as a going concern.

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
The agreement provides that after commercialization of ILUVIEN, pSivida will be entitled to 20% of the net profits, and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN, as defined in the amended and restated agreement. In connection with this arrangement we are entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of June 30, 2015 and December 31, 2014, pSivida owed us $18.4 million and $13.0 million, respectively, in commercialization costs. Due to the uncertainty of future profits from ILUVIEN, we have fully reserved these amounts in the accompanying consolidated financial statements.
As a result of the United States Food and Drug Administration (the FDA) approval of ILUVIEN in September 2014, we paid pSivida a milestone payment of $25.0 million (the pSivida Milestone Payment) in October 2014.
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
Upon repayment of the 2013 Term Loan in April 2014, Limited paid SVB an outstanding loan balance prepayment penalty of $133,000, and an early termination fee of $113,000 in connection with the termination of the 2013 Line of Credit. In addition, in accordance with ASC 470-50-40-17, we expensed the facility fee and incremental value of the warrants associated with the 2013 Term Loan as part of the loss on early extinguishment.
2014 Loan Agreement
In April 2014, Limited entered into a loan and security agreement (2014 Loan Agreement) with Hercules Technology Growth Capital, Inc. (Hercules) providing for a term loan up to $35,000,000 (2014 Term Loan). Under the 2014 Loan Agreement, Hercules made a term loan advance in the initial principal amount of $10.0 million to Limited at closing to provide Limited with additional working capital for general corporate purposes and to repay the 2013 Term Loan. Hercules made an additional advance of $25.0 million to Limited in September 2014 as a result of the approval of ILUVIEN by the FDA to fund the pSivida Milestone Payment. The 2014 Term Loan provides for interest only payments through November 2015. Interest on the 2014 Term Loan accrues at a floating per annum rate equal to the greater of (i) 10.90%, or (ii) the sum of (A) 7.65%, plus (B) the prime rate. Following the interest only period the term loan will be due and payable to Hercules in equal monthly payments of principal and interest through May 1, 2018.
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
Limited’s obligations to Hercules are secured by a first priority security interest in substantially all of Limited’s assets, excluding intellectual property. Hercules does, however, maintain a negative pledge on Limited’s intellectual property requiring Hercules’ consent prior to the sale of such intellectual property. We and certain of our subsidiaries are guarantors of the obligations of Limited to Hercules under the 2014 Loan Agreement pursuant to separate guaranty agreements between Hercules and each of Limited and such subsidiaries (Guaranties). Pursuant to the Guaranties, we and these subsidiaries granted Hercules a first priority security interest in substantially all of their respective assets excluding intellectual property. As of June 30, 2015, we, on a consolidated basis with our subsidiaries, were in compliance with the covenants of the 2014 Term Loan.
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
The weighted average interest rates of our notes payable approximate the rate at which we could obtain alternative financing; therefore, the carrying amount of the notes approximated their fair value at June 30, 2015 and December 31, 2014.
Financial Operations Overview

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
NET REVENUE	$5,776	$2,190	$9,714	$4,274
GROSS PROFIT	5,400	1,814	9,055	3,334
OPERATING EXPENSES	15,200	7,772	29,849	16,736
NET LOSS FROM OPERATIONS	(9,800)	(5,958)	(20,794)	(13,402)
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(8,596)	$1,116	$(18,389)	$(19,643)
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
Net revenue increased by approximately $3.6 million, or 164%, to approximately $5.8 million for the three months ended June 30, 2015 and by approximately $5.4 million, or 126%, to approximately $9.7 million for the six months ended June 30, 2015 primarily as a result of our U.S. launch of ILUVIEN in 2015.
Operating Expenses
Operating expenses increased by approximately $7.4 million, or 95%, to approximately $15.2 million for the three months ended June 30, 2015 primarily as a result of increases in sales and marketing expenses of $3.9 million to support the marketing efforts of ILUVIEN in the U.S. Additionally, there were increases in research, development and medical affairs expenses of $1.9 million and in general and administrative expenses of $1.0 million.
Operating expenses increased by approximately $13.1 million, or 78%, to approximately $29.8 million for the six months ended June 30, 2015 primarily as a result of increases in sales and marketing expenses of $7.8 million to support the marketing efforts of ILUVIEN in the U.S. Additionally, there were increases in research, development and medical affairs expenses of $2.4 million and in general and administrative expenses of $1.7 million.

Research, Development and Medical Affairs Expenses
Substantially all of our research, development and medical affairs expenses incurred to date related to our continuing operations have been related to the development of ILUVIEN. We anticipate that we will incur additional research, development and medical affairs expenses in the future as we evaluate and possibly pursue the regulatory approval of ILUVIEN in additional jurisdictions, the development of ILUVIEN for additional indications, or develop additional products or product candidates. We recognize research, development and medical affairs expenses as they are incurred. Our research, development and medical affairs expenses consist primarily of:

•	salaries and related expenses for personnel, including medical sales liaisons;

•	costs related to the provision of medical affairs support, including symposia development for physician education;

•	costs related to compliance with FDA, EEA or other regulatory requirements;

•
fees paid to consultants and contract research organizations (CRO) in conjunction with independently monitoring clinical trials and acquiring and evaluating data in conjunction with clinical trials, including all related fees such as investigator grants, patient screening, lab work and data compilation and statistical analysis;

•	costs incurred with third parties related to the establishment of a commercially viable manufacturing process for products or product candidates;

•	costs related to production of clinical materials, including fees paid to contract manufacturers;

•	consulting fees paid to third-parties involved in research, development and medical affairs activities; and

•	costs related to stock options or other stock-based compensation granted to personnel in development functions.
We expense both internal and external development costs as they are incurred.
We expect that a large percentage of our research, development and medical affairs expenses in the future will be incurred in support of our current and future technical, preclinical and clinical development programs.
Within the Operating expenses section of the unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2014, we reclassified certain medical affairs support of $133,000 and $261,000, respectively, from sales and marketing expenses to research, development and medical affairs expenses to conform to the current year presentation.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including finance, accounting, information technology and human resources. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. We expect to continue to incur significant costs to comply with the corporate governance, internal control and similar requirements applicable to public companies
Within the Operating expenses section of the unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2014, we reclassified depreciation expense of $36,000 and $69,000, respectively, from General and administrative expenses to Depreciation and amortization to conform to the current year presentation.
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
In November 2012, we entered into an agreement with Quintiles Commercial Europe Limited. Under the agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) provided certain services to us in relation to the commercialization of ILUVIEN, in France, Germany and the United Kingdom. In December 2013 and January 2014, respectively, we transitioned our German and United Kingdom country manager positions in-house. In April 2015, we terminated the project orders associated with France and Germany and transitioned the covered positions employed by

Quintiles Commercial to our payroll. As of June 30, 2015, Quintiles Commercial employed eight persons that supported our commercialization in the United Kingdom. In July 2015, we terminated the project orders associated with the United Kingdom and transitioned the covered positions employed by Quintiles Commercial to our payroll.
For the three and six months ended June 30, 2015, respectively, we incurred $170,000 and $1.0 million of expense associated with this agreement. At June 30, 2015, $940,000 is included in outsourced services payable and $670,000 is included in prepaid expenses and other current assets in our accompanying consolidated financial statements in association with these project orders.
We have a European management team, local management teams and commercial personnel in France, Germany, Portugal and the United Kingdom totaling 14 persons at June 30, 2015, excluding the positions employed by Quintiles Commercial at that date. As of June 30, 2015, we had a U.S. field force of approximately 43 persons, including sales personnel, reimbursement specialists, and payor relations directors.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our interim condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. We discuss our critical accounting policies in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K. There have been no significant changes in our critical accounting policies except as follows.
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
Revenue from U.S. product sales is recorded net of applicable provisions for rebates and chargebacks under governmental programs, such as Medicaid and Veterans’ Administration (VA), distribution-related fees and other sales-related deductions. We estimate reductions to product sales based upon contracts with customers and government agencies, statutorily-defined discounts applicable to government-funded programs, estimated payer mix, inventory levels, shelf life of the product, and other relevant factors. Calculating these provisions involves estimates and judgments. We review our estimates of rebates, chargebacks, and other applicable provisions each period and record any necessary adjustments in the current period’s net product sales.

Results of Operations - Segment Review
The following selected unaudited financial and operating data are derived from our consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements. The results and discussions that follow are reflective of how our executive management monitors the performance of our reporting segments.
Certain operating expenses are allocated between our reporting segments based on activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates will directly impact the amount of expense allocated to each segment, and therefore the operating profit of each reporting segment. There were no significant changes in our expense allocation methodology during 2015 or 2014.
U.S. Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
NET REVENUE	$3,804	$—	$6,247	$—
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(190)	—	(328)	—
GROSS PROFIT	3,614	—	5,919	—

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,478	391	2,856	1,543
GENERAL AND ADMINISTRATIVE EXPENSES	2,179	1,664	4,368	3,315
SALES AND MARKETING EXPENSES	4,848	421	9,728	781
DEPRECIATION AND AMORTIZATION	621	36	1,180	69
OPERATING EXPENSES	9,126	2,512	18,132	5,708
NET LOSS FROM OPERATIONS	(5,512)	(2,512)	(12,213)	(5,708)
Three months ended June 30, 2015 compared to the three months ended June 30, 2014
Net Revenue. Net revenue of approximately $3.8 million was recognized for the three months ended June 30, 2015 after the U.S. launch of ILUVIEN during the first quarter of 2015. No U.S. revenue was recognized during the three months ended June 30, 2014.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold of approximately $190,000, excluding depreciation and amortization, was recognized for the three months ended June 30, 2015, as a result of the U.S. launch of ILUVIEN during the first quarter of 2015. No U.S. cost of goods sold was recognized during the three months ended June 30, 2014.
Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $1.1 million, or 285%, to approximately $1.5 million for the three months ended June 30, 2015 compared to approximately $390,000 for the three months ended June 30, 2014. The increase was primarily attributable to increases of $380,000 in personnel and related costs associated with our medical science liaison team engaging physicians in the study of ILUVIEN, $310,000 in costs incurred with third parties related to product development, and $210,000 in ongoing scientific study costs primarily relating to a U.S. based chart review study, which is aimed to help physicians understand when it is appropriate to prescribe their patients ILUVIEN.
General and administrative expenses. General and administrative expenses increased by approximately $500,000, or 29%, to approximately $2.2 million for the three months ended June 30, 2015 compared to approximately $1.7 million for the three months ended June 30, 2014. The increase was primarily attributable to employee costs of $320,000 and professional and legal fees of $130,000 due to our growth to support our launch of ILUVIEN in the U.S.

Sales and Marketing expenses. Sales and marketing expenses increased by approximately $4.4 million, or 1,043%, to approximately $4.8 million for the three months ended June 30, 2015 compared to approximately $420,000 for the three months ended June 30, 2014. The increase was primarily attributable to increases of $3.0 million in personnel and travel cost, $490,000 in promotional costs, $300,000 in costs associated with establishing reimbursement in the U.S. and $390,000 of media and public relations costs to support the commercialization of ILUVIEN in the U.S.
Depreciation and amortization. Depreciation and amortization increased by approximately $590,000, or 1,967%, to approximately $620,000 for the three months ended June 30, 2015 compared to approximately $30,000 for the three months ended June 30, 2014. The increase was primarily attributable to amortization of $480,000 associated with an intangible asset which was capitalized in connection with the pSivida Milestone Payment upon FDA approval of ILUVIEN in September 2014.
Six months ended June 30, 2015 compared to the six months ended June 30, 2014
Net Revenue. Net revenue of approximately $6.2 million was recognized for the six months ended June 30, 2015 in connection with the U.S. launch of ILUVIEN in the first quarter of 2015. No U.S. revenue was recognized during the six months ended June 30, 2014.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold of approximately $330,000, excluding depreciation and amortization, was recognized for the six months ended June 30, 2015 as a result of the U.S. launch of ILUVIEN during the first quarter of 2015. No U.S. cost of goods sold was recognized during the six months ended June 30, 2014.
Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $1.4 million, or 93%, to approximately $2.9 million for the six months ended June 30, 2015 compared to approximately $1.5 million for the six months ended June 30, 2014. The increase was primarily attributable to increases of approximately $560,000 in costs incurred with third parties related to product development, $440,000 in personnel and related costs associated with our medical science liaison team engaging physicians in the study of ILUVIEN, $330,000 in ongoing scientific study costs primarily relating to a chart review study based in the U.S., which is aimed to help physicians understand when it is appropriate to prescribe their patients ILUVIEN and $230,000 in U.S. regulatory compliance costs. These costs were offset by a decrease of approximately $380,000 in costs incurred with a consultant engaged to assist with the approval of ILUVIEN in the U.S. in 2014.
General and administrative expenses. General and administrative expenses increased by approximately $1.1 million, or 33%, to approximately $4.4 million for the six months ended June 30, 2015 compared to approximately $3.3 million for the six months ended June 30, 2014. The increase was primarily attributable to increases of approximately $530,000 in personnel costs and professional and legal fees of $280,000 due to our growth to support our launch of ILUVIEN.
Sales and Marketing expenses. Marketing expenses increased by approximately $8.9 million, or 1,144%, to approximately $9.7 million for the six months ended June 30, 2015 compared to approximately $780,000 for the six months ended June 30, 2014. The increase was primarily attributable to increases of approximately $5.5 million in personnel and travel costs, $1.5 million in promotional costs, $740,000 in costs associated with establishing reimbursement in the U.S. and $460,000 of media and public relations costs primarily to support the launch and commercialization of ILUVIEN in the U.S.
Depreciation and amortization. Depreciation and amortization increased by approximately $1.1 million or 1,614%, to approximately $1.2 million for the six months ended June 30, 2015 compared to approximately $100,000 for the six months ended June 30, 2014. The increase was primarily attributable to amortization of $960,000 associated with an intangible asset which was capitalized in connection with the pSivida Milestone Payment upon FDA approval of ILUVIEN in September 2014.

International Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
NET REVENUE	$1,972	$2,190	$3,467	$4,274
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(186)	(376)	(331)	(940)
GROSS PROFIT	1,786	1,814	3,136	3,334

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,337	1,551	4,288	3,153
GENERAL AND ADMINISTRATIVE EXPENSES	1,642	1,127	3,072	2,370
SALES AND MARKETING EXPENSES	2,077	2,582	4,326	5,505
DEPRECIATION AND AMORTIZATION	18	—	31	—
OPERATING EXPENSES	6,074	5,260	11,717	11,028
NET LOSS FROM OPERATIONS	(4,288)	(3,446)	(8,581)	(7,694)
Three months ended June 30, 2015 compared to the three months ended June 30, 2014
Net Revenue. Net revenue decreased by approximately $200,000, or 9%, to approximately $2.0 million for the three months ended June 30, 2015 compared to approximately $2.2 million for the three months ended June 30, 2014. The decrease was primarily attributable to lower sales volume in Germany and the effect of the decreased value of the British pound sterling and the Euro. The decrease was partially offset by incremental sales in Portugal and increased sales in the United Kingdom.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization decreased by approximately $190,000, or 50%, to approximately $190,000 for the three months ended June 30, 2015 compared to approximately $380,000 for the three months ended June 30, 2014. The decrease was attributable to charges for expiring inventory of approximately $170,000 recorded in 2014 as a result of lower than expected sales in Germany.
Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $700,000, or 44%, to approximately $2.3 million for the three months ended June 30, 2015 compared to approximately $1.6 million for the three months ended June 30, 2014. The increase was primarily attributable to increases of $340,000 in personnel and travel costs for additional employees to support ongoing studies as our business expands, $300,000 in ongoing scientific study and pharmacovigilence costs.
General and administrative expenses. General and administrative expenses increased by approximately $500,000, or 45%, to approximately $1.6 million for the three months ended June 30, 2015 compared to approximately $1.1 million for the three months ended June 30, 2014. The increase was primarily attributable to an increase in employee costs of $450,000 due to our growth as a business in the International Segment.
Sales and Marketing expenses. Sales and marketing expenses decreased by approximately $500,000, or 19%, to approximately $2.1 million for the three months ended June 30, 2015 compared to approximately $2.6 million for the three months ended June 30, 2014. The decrease was primarily attributable to decreases of $1.1 million associated with the transition of several management and market access roles in France and Germany from Quintiles Commercial to Alimera that were contracted through Quintiles Commercial in 2014 and brought in house in 2015, offset by increases in marketing expenses of $550,000 for market research, consultants and market access.
Six months ended June 30, 2015 compared to the six months ended June 30, 2014
Net Revenue. Net revenue decreased by approximately $800,000, or 19%, to approximately $3.5 million for the six months ended June 30, 2015 compared to approximately $4.3 million for the six months ended June 30, 2014. The decrease was primarily attributable lower sales volume in Germany and the effect of the decreased value of the British pound sterling and the Euro. The decrease was offset by incremental sales in Portugal and increased sales in the United Kingdom.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, decreased by approximately $610,000, or 65%, to approximately $330,000 for the six months ended June 30,

2015 compared to approximately $940,000 for the six months ended June 30, 2014. The decrease was attributable to charges for expiring inventory of approximately $590,000 recorded in 2014 as a result of lower than expected sales in Germany.
Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $1.1 million, or 34%, to approximately $4.3 million for the six months ended June 30, 2015 compared to approximately $3.2 million for the six months ended June 30, 2014. The increase was primarily attributable to increases of approximately $430,000 in personnel costs to support ongoing studies and $200,000 in ongoing scientific study costs.
General and administrative expenses. General and administrative expenses increased by approximately $700,000, or 29%, to approximately $3.1 million for the six months ended June 30, 2015 compared to approximately $2.4 million for the six months ended June 30, 2014. The increase was primarily attributable to increases of approximately $590,000 in personnel costs due to our growth as a business in the International segment.
Sales and Marketing expenses. Sales and marketing expenses decreased by approximately $1.2 million, or 22%, to approximately $4.3 million for the six months ended June 30, 2015 compared to approximately $5.5 million for the six months ended June 30, 2014. The decrease was primarily attributable to decreases of $1.9 million associated with the transition of certain personnel in Germany and France from Quintiles Commercial to Alimera that were contracted through Quintiles Commercial in 2014 and brought in house in 2015 and a reallocation of corporate resources to the U.S. following the approval of ILUVIEN by the FDA, offset by increases of $770,000 for congresses, consultants and market access.
Consolidated other income and expense
The following selected unaudited financial and operating data are derived from our consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our interim condensed consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
NET LOSS FROM OPERATIONS	$(9,800)	$(5,958)	$(20,794)	$(13,402)

INTEREST EXPENSE, NET AND OTHER	(1,151)	(325)	(2,273)	(454)
UNREALIZED FOREIGN CURRENCY GAIN (LOSS), NET	143	(146)	29	(202)
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	2,216	8,054	4,722	(5,076)
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	(440)	—	(440)
NET (LOSS) INCOME BEFORE TAXES	(8,592)	1,185	(18,316)	(19,574)
PROVISION FOR TAXES	(4)	(69)	(73)	(69)
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(8,596)	$1,116	$(18,389)	$(19,643)
Interest expense, net and other.
Interest expense, net and other increased by approximately $900,000, or 300%, to approximately $1.2 million for the three months ended June 30, 2015 compared to approximately $300,000 for the three months ended June 30, 2014. The increase was primarily attributable to the increased note payable balance as a result of the $25.0 million advance under the 2014 Loan Agreement as a result of the FDA approval of ILUVIEN in the third quarter of 2014.
Interest expense, net and other increased by approximately $1.9 million, or 411%, to approximately $2.3 million for the six months ended June 30, 2015 compared to approximately $450,000 for the six months ended June 30, 2014. The increase was primarily due to the increased note payable balance as a result of the 2014 Loan Agreement.
Unrealized foreign currency loss, net.
We recorded a non-cash unrealized foreign currency gain of approximately $140,000 for the three months ended June 30, 2015. The unrealized foreign currency loss was primarily attributable to the change in value of the Euro and the British pound sterling during the three months ended June 30, 2015.

We recorded a non-cash unrealized foreign currency gain of approximately $30,000 for the six months ended June 30, 2015, compared to a loss of $200,000 for the six months ended June 30, 2014. The unrealized foreign currency loss was primarily attributable to the change in value of the Euro and the British pound sterling during the six months ended June 30, 2015.
Change in fair value of derivative warrant liability.
A decrease in the fair value of our derivative warrant liability resulted in a non-cash gain of approximately $2.2 million for the three months ended June 30, 2015. During the three months ended June 30, 2014, we recognized a gain of approximately $8.1 million related to the decrease in the fair value of our derivative warrant liability. The change in fair value was primarily attributable to decreases in the fair market value of our underlying common stock during both the three-month periods ended June 30, 2015 and 2014.
A decrease in the fair value of our derivative warrant liability resulted in a non-cash gain of approximately $4.7 million for the six months ended June 30, 2015. The gain was primarily attributable to the decrease in fair market value of our underlying common stock during the period. During the six months ended June 30, 2014, we recognized a loss of approximately $5.1 million related to the increase in the fair value of our derivative warrant liability. The loss was primarily attributable to an increase in the fair market value of our underlying common stock during the period.
Liquidity and Capital Resources
To date, we have incurred negative cash flow from operations, and have accumulated a deficit of $331.6 million from our inception through June 30, 2015.
As of June 30, 2015, we had approximately $48.1 million in cash and cash equivalents. We launched ILUVIEN in the United Kingdom and Germany in April and May of 2013, respectively, and in Portugal and the U.S. in the first quarter of 2015. Based on our current plans, we believe our cash and cash equivalents will be sufficient to fund our operations for the continued commercialization of ILUVIEN in the United Kingdom, Germany, Portugal and the U.S. We do not expect to generate positive cash flow from operations until 2016, if at all. However, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. If ILUVIEN does not generate sufficient revenue, we may adjust our commercial plans so that we can continue to operate with our existing cash resources or seek to raise additional financing.
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
For the six months ended June 30, 2015, cash used by our operations of $27.7 million was primarily due to our net loss of $18.4 million, a $6.8 million increase in accounts receivable and a $1.7 million decrease in accounts payable, accrued expenses and other current liabilities offset by the impact of non-cash items on our net operating loss. Accounts receivable increased primarily due to the U.S. launch of ILUVIEN during the first quarter of 2015. Accounts payable and accrued expenses and other current liabilities decreased primarily due to the milestone payment of $2.0 million to a consultant that was engaged to assist with the pursuit of approval of ILUVIEN in the U.S. and a decrease of $500,000 in amounts payable to Quintiles Commercial offset by increases of $900,000 in payroll and related costs including bonuses. Non-cash items included a gain of $4.7 million for the change in our derivative warrant liability offset by $2.3 million of stock-based compensation expense, $1.2 million for depreciation and amortization and $350,000 for non-cash interest expense associated with deferred financing costs and our debt discount.
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
For the six months ended June 30, 2015, net cash used in our investing activities was approximately $340,000, which was due to the purchase of property and equipment.
For the six months ended June 30, 2014, net cash used in our investing activities was $210,000, which was primarily due to the purchase of back-up manufacturing equipment for ILUVIEN.
For the six months ended June 30, 2015, net cash used in our financing activities was approximately $300,000 due to the payment of issuance costs of $330,000 associated with the sale of our Series B Convertible Preferred Stock and approximately $150,000 in payments on capital leases offset by cash received of $140,000 from the proceeds from exercises of stock options.
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
Contractual Obligations and Commitments
In November 2012, we entered into an agreement with Quintiles Commercial Europe Limited. Under the agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) provided certain services to us in relation to the commercialization of ILUVIEN, in France, Germany and the United Kingdom. In December 2013 and January 2014, respectively, we transitioned our German and United Kingdom country manager positions in-house. In April 2015, we terminated the project orders associated with France and Germany and transitioned the covered positions employed by Quintiles Commercial to our payroll. As of June 30, 2015, Quintiles Commercial employed eight persons that supported our commercialization in the United Kingdom. In July 2015, we terminated the project orders associated with the United Kingdom and transitioned the covered positions employed by Quintiles Commercial to our payroll.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017 for public entities, with early adoption permitted in the annual reporting period beginning after December 15, 2016. Our management is still evaluating the potential impact of adopting this guidance on our financial statements.

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
Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our loan agreement with Hercules. We do not believe we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $90,000 and $180,000 increase in interest expense for the three and six months ended June 30, 2015, respectively.
Credit Quality Risk
We are subject to credit risk in connection with accounts receivable from our product sales of ILUVIEN. We have contractual payment terms with each of our customers, and we monitor our customers’ financial performance and credit worthiness so that we can properly assess and respond to any changes in their credit profile. During the three and six months ended June 30, 2015 and June 30, 2014, we did not recognize any charges for write-offs of accounts receivable. As of June 30, 2015, two individual customers accounted for 79% of our accounts receivable balances. There were no customers that accounted for more than 10% of accounts receivable at December 31, 2014.
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

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALIMERA SCIENCES, INC.

August 10, 2015	By:	/s/ C. Daniel Myers
C. Daniel Myers
Chief Executive Officer and President
(Principal Executive Officer)

August 10, 2015	By:	/s/ Richard S. Eiswirth, Jr.
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