Form 10-Q
period 2015-09-30
ALIMERA SCIENCES INC
filed 2015-11-09
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2015 there were 44,545,623 shares of the registrant’s Common Stock issued and outstanding.

ALIMERA SCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS
Various statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding Alimera Sciences, Inc.'s (we, our, Alimera or the Company) strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

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

PART I. FINANCIAL INFORMATION
ITEM 1. Interim Condensed Consolidated Financial Statements (unaudited)
ALIMERA SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$39,340	$76,697
Accounts receivable, net	9,377	850
Prepaid expenses and other current assets	2,497	3,234
Inventory, net (Note 5)	1,716	1,734
Deferred financing costs	458	754
Total current assets	53,388	83,269
PROPERTY AND EQUIPMENT, net	2,587	1,653
INTANGIBLE ASSET, net (Note 6)	23,038	24,490
TOTAL ASSETS	$79,013	$109,412
CURRENT LIABILITIES:
Accounts payable	$3,068	$5,021
Accrued expenses (Note 7)	3,238	954
Accrued milestone payments	—	2,000
Outsourced services payable	213	1,466
Note payable (Note 9)	—	1,023
Capital lease obligations	218	11
Total current liabilities	6,737	10,475
NON-CURRENT LIABILITIES:
Derivative warrant liability	3,013	16,098
Note payable, net of discount — less current portion (Note 9)	34,448	33,065
Other non-current liabilities	1,454	255
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value — 10,000,000 shares authorized at September 30, 2015 and December 31, 2014:
Series A Convertible Preferred Stock, 1,300,000 authorized and 600,000 issued and outstanding at September 30, 2015 and December 31, 2014; liquidation preference of $24,000 at September 30, 2015 and December 31, 2014	19,227	19,227
Series B Convertible Preferred Stock, 8,417 authorized and 8,416.251 issued and outstanding at September 30, 2015 and December 31, 2014; liquidation preference of $50,750 at September 30, 2015 and December 31, 2014	49,568	49,568
Common stock, $.01 par value — 100,000,000 shares authorized, 44,470,730 shares issued and outstanding at September 30, 2015 and 44,320,342 shares issued and outstanding at December 31, 2014	445	443
Additional paid-in capital	296,871	292,851
Common stock warrants	1,497	1,497
Accumulated deficit	(333,187)	(313,255)
Accumulated other comprehensive loss	(1,060)	(812)
TOTAL STOCKHOLDERS’ EQUITY	33,361	49,519
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,013	$109,412
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
NET REVENUE	$6,901	$2,408	$16,615	$6,682
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(634)	(372)	(1,293)	(1,312)
GROSS PROFIT	6,267	2,036	15,322	5,370

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	4,078	4,145	11,222	8,840
GENERAL AND ADMINISTRATIVE EXPENSES	3,031	2,958	10,471	8,643
SALES AND MARKETING EXPENSES	6,949	3,476	21,003	9,763
DEPRECIATION AND AMORTIZATION	653	82	1,864	151
OPERATING EXPENSES	14,711	10,661	44,560	27,397
NET LOSS FROM OPERATIONS	(8,444)	(8,625)	(29,238)	(22,027)

INTEREST EXPENSE, NET AND OTHER	(1,317)	(408)	(3,590)	(862)
UNREALIZED FOREIGN CURRENCY LOSS, NET	(63)	(255)	(34)	(457)
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	8,363	2,324	13,085	(2,752)
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	—	(440)
NET LOSS BEFORE TAXES	(1,461)	(6,964)	(19,777)	(26,538)
PROVISION FOR TAXES	(82)	(45)	(155)	(114)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,543)	$(7,009)	$(19,932)	$(26,652)
NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS — Basic and diluted	$(0.03)	$(0.17)	$(0.45)	$(0.68)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	44,436,224	41,062,814	44,393,831	39,083,187
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,543)	$(7,009)	$(19,932)	$(26,652)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	40	(197)	(248)	(175)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	40	(197)	(248)	(175)
COMPREHENSIVE LOSS	$(1,503)	$(7,206)	$(20,180)	$(26,827)

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,932)	$(26,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,864	151
Unrealized foreign currency transaction loss	34	457
Loss from early extinguishment of debt	—	440
Amortization of deferred financing costs and debt discount	524	261
Stock-based compensation expense	3,702	2,833
Change in fair value of derivative warrant liability	(13,085)	2,752
Changes in assets and liabilities:
Accounts receivable	(8,455)	(679)
Prepaid expenses and other current assets	627	1,307
Inventory	(88)	(9)
Accounts payable	(1,447)	1,341
Accrued expenses and other current liabilities	(828)	2,649
Other long-term liabilities	612	(2)
Net cash used in operating activities	(36,472)	(15,151)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(370)	(163)
Net cash used in investing activities	(370)	(163)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	278	709
Proceeds from sale of common stock	42	37,543
Payment of issuance cost of common stock	—	(2,389)
Payment of Series B Convertible Preferred Stock offering costs	(327)	—
Payment of principal on notes payable	—	(4,861)
Payment of debt extinguishment costs	—	(246)
Proceeds from issuance of notes payable	—	35,000
Payment of debt costs	—	(1,016)
Payment of capital lease obligations	(207)	(7)
Net cash (used in) provided by financing activities	(214)	64,733
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(301)	(623)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,357)	48,796
CASH AND CASH EQUIVALENTS — Beginning of period	76,697	12,628
CASH AND CASH EQUIVALENTS — End of period	$39,340	$61,424
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,904	$502
Cash paid for income taxes	$9	$—
Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$997	$—
There were no dividend payments made during the nine months ended September 30, 2015 and 2014.

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
2. BASIS OF PRESENTATION
The Company has prepared the accompanying unaudited interim condensed consolidated financial statements and notes thereto (interim financial statements) in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s interim financial information.
The accompanying interim financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2014 and related notes included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 13, 2015. The financial results for any interim period are not necessarily indicative of the expected financial results for the full year.
Reclassifications
Within the unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2014, the Company reclassified certain medical affairs support expenses of $204,000 and $464,000, respectively, from sales and marketing expenses to research, development and medical affairs expenses to conform to the current year presentation.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014. In addition, with the U.S. launch of ILUVIEN in the nine months ended September 30, 2015, the Company adopted the revenue recognition and segment reporting policies set forth below.
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
Product Returns: Consistent with industry practice, the Company offers its customers a limited right to return product purchased directly from the Company, which is principally based upon the product’s expiration date. The Company will accept returns for three months prior to and up to nine months after the product expiration date. Depending on the circumstances, the Company may provide replacement products or cash credit for returns. Product returned is generally not resalable given the nature of the Company’s products and method of administration. The Company develops estimates for product returns based upon historical experience, inventory levels, shelf life of the product, and other relevant factors. The Company monitors product supply levels in the distribution channel, as well as sales by its customers to healthcare providers using product-specific data provided by its customers. If necessary, the Company’s estimates of product returns may be adjusted in the future based on actual returns experience, known or expected changes in the marketplace, or other factors.
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
Previously, the business was managed on an aggregate basis. As a result of the retrospective presentation and disclosure requirements under U.S. GAAP for changes in segment reporting, the Company is required to reflect the change in presentation and disclosure for all periods presented. As such, the Company has presented in Note 16, Segment Information, the financial results for the three and nine months ended September 30, 2014 in the same manner as for the three and nine months ended September 30, 2015.
During the three and nine months ended September 30, 2015, two individual customers within the U.S. segment accounted for 73% and 68% of the Company's consolidated revenues. As of September 30, 2015, two individual customers within the U.S. segment accounted for 83% of the Company's accounts receivable balances.
The accounting policies of these segments are the same as those described in Note 2, Summary of Significant Accounting Policies included in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K.
Research and Development Expenses
Research and development expenses were $940,000 and $1,082,000 for the three months ended September 30, 2015 and 2014, respectively and $1,958,000 and $3,480,000 for the nine months ended September 30, 2015 and 2014, respectively.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

4. FACTORS AFFECTING OPERATIONS
To date, the Company has incurred negative cash flow from operations, and has accumulated a deficit of $333,187,000 from inception through September 30, 2015. As of September 30, 2015, the Company had approximately $39,340,000 in cash and cash equivalents.
The Company believes that it has sufficient funds available to fund its operations for the continued commercialization of ILUVIEN in the U.S., Germany, Portugal, and the United Kingdom. The Company does not expect to generate positive cash flow from operations until 2017, if at all. The Company may seek to raise additional financing to fund its working capital needs for the commercialization of ILUVIEN, the development and commercialization of future products and product candidates or in order to comply with certain financial covenants of the loan agreements. If the Company is unable to raise additional financing, then it may adjust its commercial plans so that it can continue to operate with its existing cash resources.
The accompanying interim financial statements have been prepared assuming the Company will continue as a going concern. The Company’s negative cash flow from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. The interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. INVENTORY

Inventory consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Component parts (1)	$153	$76
Work-in-process (2)	693	219
Finished goods	1,185	1,972
Total inventory	2,031	2,267
Inventory reserve	(315)	(533)
Inventory — net	$1,716	$1,734

(1) Component parts inventory consists of manufactured components of the ILUVIEN applicator.

(2) Work-in-process consists of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing as required by regulatory authorities.
6. INTANGIBLE ASSETS
As a result of the United States Food and Drug Administration's (the FDA) approval of the New Drug Application for ILUVIEN in September 2014, the Company was required to pay pSivida US, Inc. (pSivida) a milestone payment of $25,000,000 (the pSivida Milestone Payment) in October 2014 (see Note 8). The Company had no intangible assets prior to September 2014.
The gross carrying amount of the intangible asset was $25,000,000, which is being amortized over approximately 13 years from the acquisition date. The amortization expense related to the intangible asset was $489,000 and $1,451,000 for the three and nine months ended September 30, 2015, respectively. The amortization expense related to the intangible asset was $49,000 for both the three and nine months ended September 30, 2014. The net book value of the intangible asset was $23,038,000 and $24,490,000 as of September 30, 2015 and December 31, 2014, respectively.
The estimated future amortization expense as of September 30, 2015 for the remaining periods in the next five years and thereafter is as follows (in thousands):

Years Ending December 31
2015	$488
2016	1,940
2017	1,940
2018	1,940
2019	1,940
Thereafter	14,790
Total	$23,038

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Accrued compensation expenses	$1,718	$226
Accrued clinical investigator expenses	453	309
Accrued rebate, chargeback and other revenue reserves	402	—
Other accrued expenses	665	419
Total accrued expenses	$3,238	$954
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
The Company must share 20% of the net profits of ILUVIEN, determined on a cash basis, and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN, as defined by the agreement with pSivida. In connection with this arrangement, the Company is entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of September 30, 2015 and December 31, 2014, the Company was owed approximately $19,997,000 and $12,956,000, respectively, in commercialization costs. Due to the uncertainty of future net profits, the Company has fully reserved these amounts in the accompanying interim condensed consolidated financial statements. As a result of the FDA’s approval of the NDA for ILUVIEN in September 2014, the Company made the pSivida Milestone Payment of $25,000,000 in October 2014.

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
2014 Loan Agreement
In April 2014, Limited entered into a loan and security agreement (2014 Loan Agreement) with Hercules Technology Growth Capital, Inc. (Hercules) providing for a term loan of up to $35,000,000 (2014 Term Loan). Under the 2014 Loan

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement, Hercules made an advance in the initial principal amount of $10,000,000 to Limited at closing to provide Limited with additional working capital for general corporate purposes and to repay the 2013 Term Loan. Hercules made an additional advance of $25,000,000 to Limited in September 2014 following the approval of ILUVIEN by the FDA to fund the pSivida Milestone Payment. The 2014 Term Loan provided for interest only payments through November 2015. Interest on the 2014 Term Loan accrues at a floating per annum rate equal to the greater of (i) 10.90%, or (ii) the sum of (A) 7.65%, plus (B) the prime rate. Following the interest only period the 2014 Term Loan was due and payable to Hercules in equal monthly payments of principal and interest through May 1, 2018. In November 2015, Limited and Hercules amended the 2014 Term Loan to extend the interest only payments through May 2017. Beginning in June 2017, Limited will make eleven equal monthly payments of principal and interest based upon a 30-month amortization schedule followed by a final payment of all remaining outstanding principal and interest in May 2018. In connection with the amendment, Limited paid to Hercules an amendment fee of $262,500 and agreed to make an additional payment of $1,050,000 equal to 3% of the 2014 Term Loan at the time of the final payment in May 2018.
In accordance with ASC 470-10-45, Debt, the balance sheet as of September 30, 2015 reflect the amended debt maturities.
In connection with the initial advance under the 2014 Term Loan, Limited paid to Hercules a facility charge of $262,500 and incurred legal and other fees of approximately $383,000. Limited incurred approximately $375,000 in additional fees in connection with the second advance. If Limited repays the 2014 Term Loan, as amended, prior to maturity, it will pay Hercules a prepayment penalty of 1.25% of the total principal amount repaid.
Limited and the Company, on a consolidated basis with its other subsidiaries, also agreed to customary affirmative and negative covenants and events of default in connection with these arrangements. The occurrence of an event of default could result in the acceleration of Limited’s obligations under the 2014 Term Loan, as amended, and an increase to the applicable interest rate, and would permit Hercules to exercise remedies with respect to the collateral under the 2014 Term Loan, as amended.
Limited’s obligations to Hercules are secured by a first priority security interest in substantially all of Limited’s assets, excluding intellectual property. Hercules does, however, maintain a negative pledge on Limited’s intellectual property requiring Hercules’ consent prior to the sale of such intellectual property. The Company and certain of the Company’s other subsidiaries are guarantors of the obligations of Limited to Hercules under the 2014 Loan Agreement, as amended, pursuant to separate guaranty agreements between Hercules and each of Limited and such subsidiaries (Guaranties). Pursuant to the Guaranties, the Company and these subsidiaries granted Hercules a first priority security interest in substantially all of their respective assets excluding intellectual property. In connection with the amendment, Limited agreed to covenants regarding certain revenue thresholds and liquidity for the Company. As of September 30, 2015, the Company, on a consolidated basis with its subsidiaries, was in compliance with the covenants of the 2014 Term Loan.
In connection with Limited entering into the 2014 Loan Agreement, the Company entered into a warrant agreement with Hercules to purchase up to 285,016 shares of the Company’s common stock at an exercise price of $6.14 per share. Sixty percent of the warrants were exercisable at the closing in April 2014 and the remaining forty percent became exercisable upon the funding of the additional $25,000,000 to Limited in September 2014. Further, the Company agreed to amend the warrant agreement in connection with the amendment of the 2014 Loan Agreement to increase the number of shares issuable upon exercise to 660,377 and decrease the exercise price to $2.65 per share.
Fair Value of Debt
The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing; therefore, the carrying amount of the notes approximated their fair value at September 30, 2015 and December 31, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Series A convertible preferred stock	9,022,556	9,022,556	9,022,556	9,022,556
Series B convertible preferred stock	8,416,251	—	8,416,251	—
Series A convertible preferred stock warrants	4,511,279	4,511,279	4,511,279	4,511,279
Common stock warrants	362,970	362,970	362,970	362,970
Stock options	9,094,716	7,582,462	9,094,716	7,582,462
Total	31,407,772	21,479,267	31,407,772	21,479,267

11. PREFERRED STOCK
Series A Convertible Preferred Stock
On October 2, 2012, the Company closed its preferred stock financing in which it sold units consisting of 1,000,000 shares of Series A Convertible Preferred Stock and warrants to purchase 300,000 shares of Series A Convertible Preferred Stock for gross proceeds of $40,000,000, prior to the payment of approximately $560,000 of related issuance costs. The powers, preferences and rights of the Series A Convertible Preferred Stock are set forth in the certificate of designation filed by the Company with the Secretary of State of the State of Delaware on October 1, 2012. Each share of Series A Convertible Preferred Stock, including any shares of Series A Convertible Preferred Stock issued upon exercise of the warrants, is convertible into shares of the Company’s common stock at any time at the option of the holder at the rate equal to $40.00 divided by $2.66 (Conversion Price). The initial Conversion Price was subject to adjustment based on certain customary price based anti-dilution adjustments. These adjustment features lapsed in September 2014. Each share of Series A Convertible Preferred Stock shall automatically be converted into shares of common stock at the then-effective Conversion Price upon the occurrence of the later to occur of both (i) the Company receives and publicly announces the approval by the FDA of the Company’s NDA for ILUVIEN and (ii) the date on which the Company consummates an equity financing transaction pursuant to which the Company sells to one or more third party investors either (a) shares of common stock or (b) other equity securities that are convertible into shares of common stock and that have rights, preference or privileges, senior to or on a parity with, the Series A Convertible Preferred Stock, in each case having an as-converted per share of common stock price of not less than $10.00 and that results in total gross proceeds to the Company of at least $30,000,000. The rights and preferences of Series A Convertible Preferred Stock also place limitations on the Company’s ability to declare or pay any dividend or distribution on any shares of capital stock.
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
These warrants are considered derivative instruments because the agreements provide for settlement in Series A Convertible Preferred Stock shares or common stock shares at the option of the holder, an adjustment to the warrant exercise price for common shares at some point in the future, and contain anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. Therefore the warrants were recorded as a liability at issuance. The warrant anti-dilution provisions lapsed in September 2014. At September 30, 2015 and December 31, 2014, the fair market value of the warrants was estimated to be $3,013,000 and $16,098,000, respectively. During the three months ended September 30, 2015 and 2014, the Company recorded gains of $8,363,000 and $2,324,000, respectively, as a

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result of the change in fair value of the warrants. During the nine months ended September 30, 2015 and 2014, the Company recorded gain of $13,085,000 and a loss of $2,752,000, respectively, as a result of the change in fair value of the warrants.
In April 2014, 2,255,639 shares of common stock were issued pursuant to the conversion of 150,000 shares of Series A Convertible Preferred Stock held by an investor. In September 2014, 3,759,398 shares of common stock were issued pursuant to the conversion of 250,000 shares of Series A Convertible Preferred Stock held by another investor. As of September 30, 2015, there were 600,000 shares of Series A Convertible Preferred Stock issued and outstanding.
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
During the nine months ended September 30, 2015 and 2014, 10,993 and 23,487 shares of the Company’s common stock were acquired through its employee stock purchase plan resulting in proceeds of $42,000 and $43,000, respectively.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. STOCK INCENTIVE PLANS
Stock Option Plans
During the three months ended September 30, 2015 and 2014, the Company recorded compensation expense related to stock options of approximately $1,355,000 and $970,000, respectively. During the nine months ended September 30, 2015 and 2014, the Company recorded compensation expense related to stock options of approximately $3,623,000 and $2,799,000, respectively. As of September 30, 2015, the total unrecognized compensation cost related to non-vested stock options granted was $10,496,000 and is expected to be recognized over a weighted average period of 2.93 years. The following table presents a summary of stock option activity for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	9,292,947	$3.49	7,599,768	$2.89	7,681,256	$3.03	7,566,438	$2.74
Grants	69,000	4.39	165,000	5.66	1,902,500	5.38	480,000	5.66
Forfeitures	(200,260)	5.25	(10,208)	3.45	(349,645)	4.84	(109,375)	2.62
Exercises	(66,971)	2.09	(172,098)	2.18	(139,395)	1.99	(354,601)	2.00
Options outstanding at period end	9,094,716	3.47	7,582,462	2.96	9,094,716	3.47	7,582,462	2.96
Options exercisable at period end	5,510,064	3.19	4,148,647	3.18	5,510,064	3.19	4,148,647	3.18
Weighted average per share fair value of options granted during the period	$3.37		$4.55		$4.19		$4.71
The following table provides additional information related to outstanding stock options, exercisable stock options, and stock options expected to vest as of September 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	9,094,716	$3.47	6.86 years	$2,025
Exercisable	5,510,064	3.19	5.72 years	1,699
Outstanding, vested and expected to vest	8,672,753	3.43	6.77 years	2,006
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
Employee Stock Purchase Plan
During the three months ended September 30, 2015 and 2014, the Company recorded compensation expense related to its employee stock purchase plan of approximately $38,000 and $14,000, respectively. During the nine months ended September 30, 2015 and 2014, the Company recorded compensation expense related to its employee stock purchase plan of approximately and $79,000 and $35,000, respectively.

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

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items. The Company’s effective tax rate for the three months ended September 30, 2015 properly excluded tax benefits associated with year-to-date pre-tax losses generated in the U.S. and the Netherlands. Income tax positions are considered for uncertainty in accordance with ASC 740-10. The Company believes that its income tax filing positions and deductions are more likely than not to be sustained on audit; therefore, no ASC 740-10 liabilities and no related penalties and interest have been recorded. The Company does not anticipate any material changes to its uncertain tax positions within the next 12 months. Tax years since 2003 remain subject to examination in Georgia, Tennessee, and at the federal level. The time period is longer than the standard statutory 3-year period due to net operating losses (NOLs) from 2003 being available for utilization. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which the NOLs are utilized. Tax years since 2012 remain subject to examination in the United Kingdom and the Netherlands. Tax years since 2013 remain subject to examination in Germany.
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
At December 31, 2014, the Company had federal NOL carry-forwards of approximately $89,547,000 and state NOL carry-forwards of approximately $72,968,000 available to reduce future income. The Company’s federal NOL carry-forwards remain fully reserved as of September 30, 2015. If not utilized, the federal NOL carry-forwards will expire at various dates between 2029 and 2033 and the state NOL carry-forwards will expire at various dates between 2020 and 2033.
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
There have been no changes in the methodologies used at September 30, 2015 and December 31, 2014.
The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents (1)	$2,510	$—	$—	$2,510
Assets measured at fair value	$2,510	$—	$—	$2,510

Liabilities:
Derivative warrant liability (2)	$—	$3,013	$—	$3,013
Liabilities measured at fair value	$—	$3,013	$—	$3,013

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents (1)	$65,509	$—	$—	$65,509
Assets measured at fair value	$65,509	$—	$—	$65,509

Liabilities:
Derivative warrant liability (2)	$—	$16,098	$—	$16,098
Liabilities measured at fair value	$—	$16,098	$—	$16,098

(1)	The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

(2)
The Company uses the Black-Scholes option pricing model and assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. SEGMENT INFORMATION
The following table presents a summary of the Company's reporting segments for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	U.S.	International	Consolidated	U.S.	International	Consolidated
	(In thousands)
NET REVENUE	$5,032	$1,869	$6,901	$—	$2,408	$2,408
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(245)	(389)	(634)	—	(372)	(372)
GROSS PROFIT	4,787	1,480	6,267	—	2,036	2,036

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,320	1,758	4,078	2,595	1,550	4,145
GENERAL AND ADMINISTRATIVE EXPENSES	1,712	1,319	3,031	1,788	1,170	2,958
SALES AND MARKETING EXPENSES	4,546	2,403	6,949	1,186	2,290	3,476
DEPRECIATION AND AMORTIZATION	639	14	653	82	—	82
OPERATING EXPENSES	9,217	5,494	14,711	5,651	5,010	10,661
NET LOSS FROM OPERATIONS	(4,430)	(4,014)	(8,444)	(5,651)	(2,974)	(8,625)
OTHER INCOME AND EXPENSES, NET			6,983			1,661
NET LOSS BEFORE TAXES			$(1,461)			$(6,964)
The following table presents a summary of the Company's reporting segments for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	U.S.	International	Consolidated	U.S.	International	Consolidated
	(In thousands)
NET REVENUE	$11,279	$5,336	$16,615	$—	$6,682	$6,682
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(573)	(720)	(1,293)	—	(1,312)	(1,312)
GROSS PROFIT	10,706	4,616	15,322	—	5,370	5,370

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	5,176	6,046	11,222	4,136	4,704	8,840
GENERAL AND ADMINISTRATIVE EXPENSES	6,080	4,391	10,471	5,103	3,540	8,643
SALES AND MARKETING EXPENSES	14,274	6,729	21,003	1,968	7,795	9,763
DEPRECIATION AND AMORTIZATION	1,819	45	1,864	151	—	151
OPERATING EXPENSES	27,349	17,211	44,560	11,358	16,039	27,397
NET LOSS FROM OPERATIONS	(16,643)	(12,595)	(29,238)	(11,358)	(10,669)	(22,027)
OTHER INCOME AND EXPENSES, NET			9,461			(4,511)
NET LOSS BEFORE TAXES			$(19,777)			$(26,538)

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. SUBSEQUENT EVENT

As disclosed in Note 9, the Company entered into the first amendment to its 2014 Loan Agreement with Hercules in November 2015. The specific terms of the amendment are disclosed in detail Note 9.

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
We commenced operations in June 2003. Since our inception we have incurred significant losses. As of September 30, 2015, we have accumulated a deficit of $333.2 million. We expect to continue to incur losses as we:

•	continue the commercialization of ILUVIEN in the U.S. and the EEA;

•	continue to seek regulatory approval of ILUVIEN in other jurisdictions;

•	evaluate the use of ILUVIEN for the treatment of other diseases; and

•	advance the clinical development of any future products or product candidates either currently in our pipeline, or that we may license or acquire in the future.
As of September 30, 2015, we had approximately $39.3 million in cash and cash equivalents.
We do not expect to have positive cash flow from operations until 2017, if at all. Due to the limited revenue generated by ILUVIEN to date, or an inability to maintain compliance with covenants, including a $20.0 million liquidity covenant, under our loan and security agreement, as amended (2014 Loan Agreement), with Hercules Technology Growth Capital, Inc. (Hercules), we may need to raise additional financing. If we are unable to obtain additional financing, we will need to adjust our commercial plans so that we can continue to operate with our existing cash resources or there may be substantial doubt about our ability to continue as a going concern.

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
The agreement provides that after commercialization of ILUVIEN, pSivida will be entitled to 20% of the net profits, and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN, as defined in the amended and restated agreement. In connection with this arrangement we are entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of September 30, 2015 and December 31, 2014, pSivida owed us $20.0 million and $13.0 million, respectively, in commercialization costs. Due to the uncertainty of future profits from ILUVIEN, we have fully reserved these amounts in the accompanying consolidated financial statements.
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
2014 Loan Agreement
In April 2014, Limited entered into a loan and security agreement (2014 Loan Agreement) with Hercules Technology Growth Capital, Inc. (Hercules) providing for a term loan up to $35.0 million (2014 Term Loan). Under the 2014 Loan Agreement, Hercules made a term loan advance in the initial principal amount of $10.0 million to Limited at closing to provide Limited with additional working capital for general corporate purposes and to repay the 2013 Term Loan. Hercules made an additional advance of $25.0 million to Limited in September 2014 as a result of the approval of ILUVIEN by the FDA to fund the pSivida Milestone Payment. The 2014 Term Loan provided for interest only payments through November 2015. Interest on the 2014 Term Loan accrues at a floating per annum rate equal to the greater of (i) 10.90%, or (ii) the sum of (A) 7.65%, plus (B) the prime rate. Following the interest only period, the 2014 Term Loan was due and payable to Hercules in equal monthly payments of principal and interest through May 1, 2018. In November 2015, Limited and Hercules amended the 2014 Term Loan to extend the interest only payments through May 2017. Beginning in June 2017, Limited will make eleven equal monthly payments of principal and interest based upon a 30-month amortization schedule followed by a final payment of all remaining outstanding principal and interest in May 2018. In connection with the amendment, Limited paid to Hercules an amendment fee of $262,500 and agreed to make an additional payment of $1,050,000 equal to 3% of the 2014 Term Loan at the time of the final payment in May 2018.

In accordance with ASC 470-10-45, Debt, the balance sheet as of September 30, 2015 reflect the amended debt maturities.
In connection with the initial advance under the 2014 Term Loan, Limited paid to Hercules a facility charge of $262,500 and incurred legal and other fees of approximately $383,000. Limited incurred approximately $375,000 in additional fees in connection with the second advance. If Limited repays the 2014 Term Loan, as amended, prior to maturity, it will pay Hercules a prepayment penalty of 1.25% of the total principal amount repaid.
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
Limited’s obligations to Hercules are secured by a first priority security interest in substantially all of Limited’s assets, excluding intellectual property. Hercules does, however, maintain a negative pledge on Limited’s intellectual property requiring Hercules’ consent prior to the sale of such intellectual property. We and certain of our subsidiaries are guarantors of the obligations of Limited to Hercules under the 2014 Loan Agreement, as amended, pursuant to separate guaranty agreements between Hercules and each of Limited and such subsidiaries (Guaranties). Pursuant to the Guaranties, we and these subsidiaries granted Hercules a first priority security interest in substantially all of their respective assets excluding intellectual property. In connection with the amendment, Limited agreed to covenants regarding certain revenue thresholds and liquidity for the Company. As of September 30, 2015, we, on a consolidated basis with our subsidiaries, were in compliance with the covenants of the 2014 Term Loan Agreement.
In connection with Limited entering into the 2014 Loan Agreement, we entered into a warrant agreement with Hercules that allows Hercules to purchase up to 285,016 shares of our common stock at an exercise price of $6.14 per share. Sixty percent of the warrants were exercisable at the closing in April 2014 and the remaining 40% became exercisable upon the funding of the additional $25.0 million to Limited in September 2014. Further, we agreed to amend the warrant agreement in connection with the amendment to increase the number of shares issuable upon exercise to 660,377 and decrease the exercise price to $2.65 per share.
The weighted average interest rates of our notes payable approximate the rate at which we could obtain alternative financing; therefore, the carrying amount of the notes approximated their fair value at September 30, 2015 and December 31, 2014.

Financial Operations Overview

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
NET REVENUE	$6,901	$2,408	$16,615	$6,682
GROSS PROFIT	6,267	2,036	15,322	5,370
OPERATING EXPENSES	14,711	10,661	44,560	27,397
NET LOSS FROM OPERATIONS	(8,444)	(8,625)	(29,238)	(22,027)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(1,543)	(7,009)	(19,932)	(26,652)
Revenue
We began generating revenue from ILUVIEN in the second quarter of 2013, but do not expect positive cash flow from operations until 2017, if at all. In addition to generating revenue from product sales, we intend to seek to generate revenue from other sources such as upfront fees, milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the licensing of ILUVIEN or any future product candidates and other intellectual property. We expect the revenue we generate in countries where we are commercialized will continue to fluctuate from quarter to quarter based on seasonality and the timing of orders from our customers. Specifically in the U.S., our revenue could fluctuate quarter over quarter, based on our distributors ordering patterns which may not correspond directly with their customers' ordering patterns. Further, we expect any revenue we generate will fluctuate from quarter to quarter as a result of the nature, timing and amount of any milestone payments we may receive from potential collaborative and strategic relationships.
Net revenue increased by approximately $4.5 million, or 188%, to approximately $6.9 million for the three months ended September 30, 2015 and by approximately $9.9 million, or 148%, to approximately $16.6 million for the nine months ended September 30, 2015 primarily as a result of our U.S. launch of ILUVIEN in 2015.
Operating Expenses
Operating expenses increased by approximately $4.0 million, or 37%, to approximately $14.7 million for the three months ended September 30, 2015 primarily as a result of increases in sales and marketing expenses of $3.4 million to support the marketing efforts of ILUVIEN in the U.S. Additionally, there was an increase in depreciation and amortization expense of $570,000.
Operating expenses increased by approximately $17.2 million, or 63%, to approximately $44.6 million for the nine months ended September 30, 2015 primarily as a result of increases in sales and marketing expenses of $11.2 million to support the marketing efforts of ILUVIEN in the U.S. Additionally, there were increases in research, development and medical affairs expenses of $2.4 million, in general and administrative expenses of $1.9 million and in depreciation and amortization expense of $1.7 million.

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
Within the Operating expenses section of the unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2014, we reclassified certain medical affairs support expenses of $204,000 and $464,000, respectively, from sales and marketing expenses to research, development and medical affairs expenses to conform to the current year presentation.
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
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of professional fees and compensation for employees for the commercial promotion of, the development of market awareness for, the pursuit of reimbursement and the execution of launch plans for ILUVIEN. Other costs include professional fees associated with developing plans for ILUVIEN and maintaining public relations.
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

For the nine months ended September 30, 2015, we incurred $1.0 million of expense associated with these project orders. No expense was recognized during the three months ended September 30, 2015. At September 30, 2015, approximately $210,000 is included in outsourced services payable in our accompanying consolidated financial statements in association with these project orders.
We have a European management team, local management teams and commercial personnel in France, Germany, Portugal and the United Kingdom totaling 29 persons at September 30, 2015, of which five are consultants. As of September 30, 2015, we had a U.S. field force of approximately 47 persons, including sales personnel, reimbursement specialists, and payor relations directors.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our unaudited interim condensed consolidated financial statements and notes (interim financial statements) which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. We discuss our critical accounting policies in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K. There have been no significant changes in our critical accounting policies except as follows.
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
Revenue from U.S. product sales is recorded net of applicable provisions for rebates and chargebacks under governmental programs, such as Medicaid and Veterans’ Administration, distribution-related fees and other sales-related deductions. We estimate reductions to product sales based upon contracts with customers and government agencies, statutorily-defined discounts applicable to government-funded programs, estimated payer mix, inventory levels, shelf life of the product, and other relevant factors. Calculating these provisions involves estimates and judgments. We review our estimates of rebates, chargebacks, and other applicable provisions each period and record any necessary adjustments in the current period’s net product sales.

Results of Operations - Segment Review
The following selected unaudited financial and operating data are derived from our interim financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements. The results and discussions that follow are reflective of how our executive management monitors the performance of our reporting segments.
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
U.S. Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
NET REVENUE	$5,032	$—	$11,279	$—
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(245)	—	(573)	—
GROSS PROFIT	4,787	—	10,706	—

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,320	2,595	5,176	4,136
GENERAL AND ADMINISTRATIVE EXPENSES	1,712	1,788	6,080	5,103
SALES AND MARKETING EXPENSES	4,546	1,186	14,274	1,968
DEPRECIATION AND AMORTIZATION	639	82	1,819	151
OPERATING EXPENSES	9,217	5,651	27,349	11,358
NET LOSS FROM OPERATIONS	$(4,430)	$(5,651)	$(16,643)	$(11,358)
Three months ended September 30, 2015 compared to the three months ended September 30, 2014
Net Revenue. Net revenue of approximately $5.0 million was recognized for the three months ended September 30, 2015 after the U.S. launch of ILUVIEN during the first quarter of 2015. No U.S. revenue was recognized during the three months ended September 30, 2014.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization of approximately $250,000, was recognized for the three months ended September 30, 2015, as a result of the U.S. launch of ILUVIEN during the first quarter of 2015. No U.S. cost of goods sold was recognized during the three months ended September 30, 2014.
Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $300,000, or 12%, to approximately $2.3 million for the three months ended September 30, 2015 compared to approximately $2.6 million for the three months ended September 30, 2014. The decrease was primarily attributable to a decrease associated with a $2.0 million milestone payment payable to a consultant engaged to assist with the approval of ILUVIEN in the U.S. incurred in 2014 offset by increases of approximately $690,000 in costs incurred with third parties related to product enhancements, $500,000 for scientific communications, $470,000 for U.S. regulatory compliance costs and $240,000 in personnel and related costs associated with our medical science liaison team engaging physicians in the study of ILUVIEN.
General and administrative expenses. General and administrative expenses decreased by approximately $100,000, or 6%, to approximately $1.7 million for the three months ended September 30, 2015 compared to approximately $1.8 million for the three months ended September 30, 2014. The decrease was primarily attributable to a reduction in professional and legal fees of $100,000 due to the addition of in-house counsel in 2015.

Sales and Marketing expenses. Sales and marketing expenses increased by approximately $3.3 million, or 275%, to approximately $4.5 million for the three months ended September 30, 2015 compared to approximately $1.2 million for the three months ended September 30, 2014. The increase was primarily attributable to increases of $2.9 million costs of the commercial team hired for the launch of ILUVIEN in the U.S. in the first quarter of 2015 and $430,000 in costs associated with providing reimbursement support for ILUVIEN in the U.S.
Depreciation and amortization. Depreciation and amortization increased by approximately $560,000, or 700%, to approximately $640,000 for the three months ended September 30, 2015 compared to approximately $80,000 for the three months ended September 30, 2014. The increase was primarily attributable to amortization of $490,000 associated with an intangible asset which was capitalized in connection with the pSivida Milestone Payment which was payable upon FDA approval of ILUVIEN in September 2014.
Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Net Revenue. Net revenue of approximately $11.3 million was recognized for the nine months ended September 30, 2015 following the U.S. launch of ILUVIEN in the first quarter of 2015. No U.S. revenue was recognized during the nine months ended September 30, 2014.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold excluding depreciation and amortization of approximately $570,000, was recognized for the nine months ended September 30, 2015 following the U.S. launch of ILUVIEN during the first quarter of 2015. No U.S. cost of goods sold was recognized during the nine months ended September 30, 2014.
Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $1.1 million, or 27%, to approximately $5.2 million for the nine months ended September 30, 2015 compared to approximately $4.1 million for the nine months ended September 30, 2014. The increase was primarily attributable to increases of approximately $1.3 million in costs incurred with third parties related to product enhancements, $750,000 in scientific communications costs, $530,000 in ongoing scientific study costs, $470,000 in U.S. regulatory compliance costs and $370,000 in personnel and related costs associated with our medical science liaison team engaging physicians in the study of ILUVIEN. These costs were offset by a decrease of approximately $2.5 million in costs incurred with a consultant engaged to assist with the approval of ILUVIEN in the U.S. incurred in 2014, which included a milestone payment of $2.0 million payable upon FDA approval of ILUVIEN in September 2014.
General and administrative expenses. General and administrative expenses increased by approximately $1.0 million, or 20%, to approximately $6.1 million for the nine months ended September 30, 2015 compared to approximately $5.1 million for the nine months ended September 30, 2014. The increase was primarily attributable to increases of approximately $610,000 in personnel and related costs, and $160,000 in office expenses due to our growth to support the launch and commercialization of ILUVIEN in the U.S and $170,000 in professional and legal fees.
Sales and Marketing expenses. Sales and marketing expenses increased by approximately $12.3 million, or 615%, to approximately $14.3 million for the nine months ended September 30, 2015 compared to approximately $2.0 million for the nine months ended September 30, 2014. The increase was primarily attributable to increases of approximately $8.8 million in personnel and travel costs associated with the commercial team hired for the launch of ILUVIEN in the U.S. in the first quarter of 2015, $2.1 million in promotional costs, $1.2 million in costs associated with establishing reimbursement in the U.S. and $460,000 of media and public relations costs incurred to support the launch and commercialization of ILUVIEN in the U.S.
Depreciation and amortization. Depreciation and amortization increased by approximately $1.7 million, or 1,133%, to approximately $1.8 million for the nine months ended September 30, 2015 compared to approximately $150,000 for the nine months ended September 30, 2014. The increase was primarily attributable to amortization of $1.5 million associated with an intangible asset which was capitalized in connection with the pSivida Milestone Payment which was payable upon FDA approval of ILUVIEN in September 2014.

International Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
NET REVENUE	$1,869	$2,408	$5,336	$6,682
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(389)	(372)	(720)	(1,312)
GROSS PROFIT	1,480	2,036	4,616	5,370

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,758	1,550	6,046	4,704
GENERAL AND ADMINISTRATIVE EXPENSES	1,319	1,170	4,391	3,540
SALES AND MARKETING EXPENSES	2,403	2,290	6,729	7,795
DEPRECIATION AND AMORTIZATION	14	—	45	—
OPERATING EXPENSES	5,494	5,010	17,211	16,039
NET LOSS FROM OPERATIONS	$(4,014)	$(2,974)	$(12,595)	$(10,669)
Three months ended September 30, 2015 compared to the three months ended September 30, 2014
Net Revenue. Net revenue decreased by approximately $500,000, or 21%, to approximately $1.9 million for the three months ended September 30, 2015 compared to approximately $2.4 million for the three months ended September 30, 2014. The decrease was primarily attributable to decreases in the value of the British pound sterling and the Euro which impacted reported revenue by $290,000 and lower sales volume in Germany compared to the three months ended September 30, 2014.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by approximately $20,000, or 5%, to approximately $390,000 for the three months ended September 30, 2015 compared to approximately $370,000 for the three months ended September 30, 2014. The increase was primarily attributable to charges for expiring inventory of approximately $260,000 recorded in 2015 compared with $190,000 recorded in 2014, offset by a decrease as a result of lower sales volume.
Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $200,000, or 13%, to approximately $1.8 million for the three months ended September 30, 2015 compared to approximately $1.6 million for the three months ended September 30, 2014. The increase was primarily attributable to increases of $290,000 in ongoing scientific study and pharmacovigilence costs.
General and administrative expenses. General and administrative expenses increased by approximately $100,000, or 8%, to approximately $1.3 million for the three months ended September 30, 2015 compared to approximately $1.2 million for the three months ended September 30, 2014. The increase was primarily attributable to an increase in employee costs to support our business in the International Segment.
Sales and Marketing expenses. Sales and marketing expenses increased by approximately $100,000, or 4%, to approximately $2.4 million for the three months ended September 30, 2015 compared to approximately $2.3 million for the three months ended September 30, 2014. The increase was primarily attributable to increases in marketing expenses of $830,000 for market research, consultants and market access. This increase was offset by a decrease of approximately $680,000 in costs associated with the transition of several management and market access roles that were contracted from Quintiles Commercial in 2014 and brought in-house in 2015.
Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Net Revenue. Net revenue decreased by approximately $1.4 million, or 21%, to approximately $5.3 million for the nine months ended September 30, 2015 compared to approximately $6.7 million for the nine months ended September 30, 2014. The decrease was primarily attributable to decreases in the value of the British pound sterling and the Euro which impacted reported revenue by $890,000 and lower sales volume in Germany compared to the nine months ended September 30, 2014.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, decreased by approximately $580,000, or 45%, to approximately $720,000 for the nine months ended September 30, 2015 compared to approximately $1.3 million for the nine months ended September 30, 2014. The decrease was primarily attributable to charges for expiring inventory of approximately $320,000 recorded in 2015 compared with $830,000 recorded in 2014 and lower sales volume.
Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $1.3 million, or 28%, to approximately $6.0 million for the nine months ended September 30, 2015 compared to approximately $4.7 million for the nine months ended September 30, 2014. The increase was primarily attributable to increases of approximately $710,000 in personnel and related costs to support ongoing clinical studies and $630,000 in ongoing scientific study and pharmacovigilence costs.
General and administrative expenses. General and administrative expenses increased by approximately $900,000, or 26%, to approximately $4.4 million for the nine months ended September 30, 2015 compared to approximately $3.5 million for the nine months ended September 30, 2014. The increase was primarily attributable to increases of approximately $790,000 in personnel and travel costs to support our business in the International segment.
Sales and Marketing expenses. Sales and marketing expenses decreased by approximately $1.1 million, or 14%, to approximately $6.7 million for the nine months ended September 30, 2015 compared to approximately $7.8 million for the nine months ended September 30, 2014. The decrease was primarily attributable to decreases of $2.8 million associated with the transition of several management and market access roles that were contracted from Quintiles Commercial in 2014 and brought in-house in 2015 and a reallocation of corporate resources to the U.S. following FDA approval of ILUVIEN in September 2014, offset by increases of approximately $1.1 million for congresses and marketing costs and $350,000 in costs associated with outside consultants.
Consolidated other income and expense
The following selected unaudited financial and operating data are derived from our consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our interim condensed consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
NET LOSS FROM OPERATIONS	$(8,444)	$(8,625)	$(29,238)	$(22,027)

INTEREST EXPENSE, NET AND OTHER	(1,317)	(408)	(3,590)	(862)
UNREALIZED FOREIGN CURRENCY LOSS, NET	(63)	(255)	(34)	(457)
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	8,363	2,324	13,085	(2,752)
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	—	(440)
NET LOSS BEFORE TAXES	(1,461)	(6,964)	(19,777)	(26,538)
PROVISION FOR TAXES	(82)	(45)	(155)	(114)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,543)	$(7,009)	$(19,932)	$(26,652)
Interest expense, net and other.
Interest expense, net and other increased by approximately $900,000, or 225%, to approximately $1.3 million for the three months ended September 30, 2015 compared to approximately $400,000 for the three months ended September 30, 2014. The increase was primarily attributable to the increased notes payable balance as a result of the $25.0 million advance under the 2014 Loan Agreement as a result of the FDA approval of ILUVIEN in September of 2014.
Interest expense, net and other increased by approximately $2.7 million, or 314%, to approximately $3.6 million for the nine months ended September 30, 2015 compared to approximately $860,000 for the nine months ended September 30, 2014. The increase was primarily attributable to the increased notes payable balance as a result of the $25.0 million advance under the 2014 Loan Agreement as a result of the FDA approval of ILUVIEN in September of 2014.
Unrealized foreign currency loss, net.
We recorded a non-cash unrealized foreign currency loss of approximately $60,000 for the three months ended September 30, 2015 compared to approximately $260,000 for the three months ended September 30, 2014. The unrealized foreign currency loss in 2014 was primarily attributable to the declining value of the Euro and the British pound sterling during the three months ended September 30, 2014.
We recorded a non-cash unrealized foreign currency loss of approximately $30,000 for the nine months ended September 30, 2015 compared to approximately $460,000 for the nine months ended September 30, 2014. The unrealized foreign currency loss in 2014 was primarily attributable to the change in value of the Euro and the British pound sterling during the nine months ended September 30, 2014.
Change in fair value of derivative warrant liability.
A decrease in the fair value of our derivative warrant liability resulted in a non-cash gains of approximately $8.4 million and $2.3 million for the three months ended September 30, 2015 and 2014, respectively. The change in fair value was primarily attributable to decreases in the fair market value of our underlying common stock during both the three-month periods ended September 30, 2015 and 2014.
A decrease in the fair value of our derivative warrant liability resulted in a non-cash gain of approximately $13.1 million for the nine months ended September 30, 2015. The gain was primarily attributable to the decrease in fair market value of our underlying common stock during the period. During the nine months ended September 30, 2014, we recognized a loss of approximately $2.8 million related to the increase in the fair value of our derivative warrant liability. The loss was primarily attributable to an increase in the fair market value of our underlying common stock during the period.
Liquidity and Capital Resources
To date, we have incurred negative cash flow from operations, and have accumulated a deficit of $333.2 million from our inception through September 30, 2015.
As of September 30, 2015, we had approximately $39.3 million in cash and cash equivalents. We launched ILUVIEN in the United Kingdom and Germany in the second quarter of 2013 and in Portugal and the U.S. in the first quarter of 2015. Based on our current plans, we do not expect to generate positive cash flow from operations until 2017, if at all. We believe our cash and cash equivalents will be sufficient to fund our operations for the continued commercialization of ILUVIEN in the United Kingdom, Germany, Portugal and the U.S. However, due to the covenants contained in the 2014 Loan Agreement, as amended, including a $20.0 million liquidity covenant, we may need to raise additional funds to support our operations for the continued commercialization of ILUVIEN. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. If ILUVIEN does not generate sufficient revenue, we may adjust our commercial plans so that we can continue to operate with our existing cash resources or seek to raise additional financing.
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
For the nine months ended September 30, 2015, cash used by our operations of $36.5 million was primarily due to our net loss of $19.9 million, $8.5 million increase in accounts receivable and $2.3 million decrease in accounts payable, accrued expenses and other current liabilities offset by a decrease in prepaid expenses and other current assets of $630,000, an increase in other non-current liabilities of $610,000 and by the impact of non-cash items on our net operating loss. Accounts receivable increased primarily due to the U.S. launch of ILUVIEN during the first quarter of 2015. Accounts payable and accrued expenses and other current liabilities decreased primarily due to the milestone payment of $2.0 million to a consultant that was engaged to assist with the pursuit of approval of ILUVIEN in the U.S. and a decrease of $1.2 million in amounts payable to Quintiles Commercial offset by increases of $1.5 million in accrued payroll and related costs including bonuses. Prepaid expenses and other current assets decreased by approximately $700,000 associated with the termination of the Quintiles Commercial project orders. Other non-current liabilities increased primarily due to receipt of $500,000 upon the execution of a distribution agreement, which is deferred over the service period. Non-cash items included a gain of $13.1 million for the change in our derivative warrant liability offset by $3.7 million of stock-based compensation expense, $1.9 million for depreciation and amortization and $520,000 for non-cash interest expense associated with deferred financing costs and our debt discount.

For the nine months ended September 30, 2014, cash used by our operations of $15.2 million was primarily due to our net loss of $26.7 million offset by non-cash items including $2.8 million of stock-based compensation expense, a loss of $2.8 million for the change in our derivative warrant liability, $460,000 for unrealized foreign currency transaction loss and $440,000 for the loss from early extinguishment of debt. Further impacting cash from operations was an increase in accounts receivable of approximately $680,000, offset by increases of $4.0 million in accounts payable and accrued expenses and other current liabilities and a decrease of $1.3 million in prepaid expenses and other current assets. Accounts payable and accrued expenses and other current liabilities increased primarily due to a $2.0 million success fee payable to a consultant for services related to the continued pursuit of approval of ILUVIEN in the U.S. and $530,000 in amounts payable to our legal and professional accounting firms. Prepaid expenses and other current assets decreased primarily due to a decrease of $1.9 million in amounts owed to us from Quintiles Commercial that were applied in lieu of payments for billings in the nine months ended September 30, 2014, offset by increases of $120,000 in prepaid amounts to the CRO of our five-year, post-authorization, open label registry study of ILUVIEN in 800 patients treated per the labeled indication in the EEA and $100,000 of prepaid insurance.
For the nine months ended September 30, 2015, net cash used in our investing activities was approximately $370,000, which was due to the purchase of property and equipment, which was primarily due to the purchase of drug safety management software.
For the nine months ended September 30, 2014, net cash used in our investing activities was approximately $160,000, which was primarily due to the purchase of customer relationship management software for $110,000.
For the nine months ended September 30, 2015, net cash used in our financing activities was approximately $210,000 due to the payment of issuance costs of approximately $330,000 in January 2015 associated with the sale of our Series B Convertible Preferred Stock in December 2014 and approximately $210,000 in payments on capital leases offset by cash received of approximately $280,000 from the proceeds from exercises of stock options.
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
Contractual Obligations and Commitments
In November 2012, we entered into an agreement with Quintiles Commercial Europe Limited. Under the agreement, Quintiles Commercial provided certain services to us in relation to the commercialization of ILUVIEN, in France, Germany and the United Kingdom. In December 2013 and January 2014, respectively, we transitioned our German and United Kingdom country manager positions in-house. In April 2015, we terminated the project orders associated with France and Germany and transitioned the covered positions employed by Quintiles Commercial to our payroll. In July 2015, we terminated the project orders associated with the United Kingdom and transitioned the covered positions employed by Quintiles Commercial to our payroll.
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
Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our loan agreement with Hercules. We do not believe we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $90,000 and $270,000 increase in interest expense for the three and nine months ended September 30, 2015, respectively.
Credit Quality Risk
We are subject to credit risk in connection with accounts receivable from our product sales of ILUVIEN. We have contractual payment terms with each of our customers, and we monitor our customers’ financial performance and credit worthiness so that we can properly assess and respond to any changes in their credit profile. During the three and nine months ended September 30, 2015 and September 30, 2014, we did not recognize any charges for write-offs of accounts receivable. As of September 30, 2015, two individual customers accounted for 83% of our accounts receivable balances. There were no customers that accounted for more than 10% of accounts receivable at December 31, 2014.
Foreign Exchange Risk
As discussed further above, we market ILUVIEN outside the U.S. Therefore, significant changes in foreign exchange rates of the countries outside the U.S. where our product is sold can impact our operating results and financial condition. As sales outside the U.S. continue to grow, and as we expand our international operations, we will continue to assess potential steps, including foreign currency hedging and other strategies, to mitigate our foreign exchange risk.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
We are not a party to any material pending legal proceedings, and management is not aware of any contemplated proceedings by any governmental authority against us.
ITEM 1A. Risk Factors
In our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 13, 2015, we identify under Item 1A of Part I important factors which could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q.
However, the risks described herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.
The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as a result of the amendment to our loan agreement with Hercules Technology Growth Capital, Inc. These risk factors may be important to understanding any statement in this Quarterly Report on Form 10-Q or elsewhere. The following information should be read in conjunction with the interim condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s, Discussion and Analysis of Financial Condition and Results of Operations.”
We may need additional capital to support our growth, which may be difficult to obtain, restrict our operations and will result in additional dilution to our stockholders.

We do not expect to have positive cash flow from operations until 2017, if at all. At September 30, 2015, we had approximately $39.3 million in cash and cash equivalents. We believe our cash and cash equivalents will be sufficient to fund our operations for the continued commercialization of ILUVIEN in Germany and the United Kingdom, and the launch of ILUVIEN in Portugal and the U.S. However, due to the covenants contained in the 2014 Loan Agreement, as amended, including a $20.0 million liquidity covenant, we may need to raise additional funds to support our operations for the continued commercialization of ILUVIEN. We will seek to raise additional financing to fund our working capital needs associated with the commercialization of ILUVIEN in the U.S., if necessary. If we are unable to raise additional financing, then we may adjust our commercial plans so that we can continue to operate with our existing cash resources. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include but are not limited to:

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

General market conditions or the market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Global Market or upon obtaining stockholder approval. There can be no assurance that we will be able to satisfy the criteria for continued listing on NASDAQ or that we will be able to obtain stockholder approval if it is necessary. If we are unable to obtain additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of ILUVIEN, to cease or reduce certain research and development projects, to sell some or all of our technology or assets or business units or to merge all or a portion of our business with another entity. In the event additional financing is needed or advisable, we may seek to fund our operations through the sale of equity securities, additional debt financing and strategic collaboration agreements. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders especially in light of the current difficult financial environment. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. In addition, our Series A Convertible Preferred Stock is entitled to price-based anti-dilution protection in connection with certain financings, which has the potential to further dilute our other stockholders. If we attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements, or the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to commercialize ILUVIEN or any future products or product candidates or operate our business. For example, under our loan and security agreement, as amended (Amended Loan Agreement) with Hercules Technology Growth Capital, Inc. (Hercules), under which our subsidiary, Alimera Sciences Limited (Limited), obtained a term loan of $35.0 million (2014 Term Loan). We and certain of our subsidiaries are subject to a variety of affirmative and negative covenants, including required financial reporting, revenue and liquidity requirements, limitations on our cash balances, limitations on the disposition of assets, limitations on the incurrence of additional debt, and other requirements. Due to the limited revenue generated by ILUVIEN to date, we may not be able to maintain compliance with covenants under the Amended Loan Agreement. In an event of default, Hercules may call the 2014 Term Loan, and we will likely need to raise additional financing. To secure the performance of our obligations under the Amended Loan Agreement, Limited pledged all of its assets to Hercules. Our or Limited’s failure to comply with the covenants under the Amended Loan Agreement could result in an event of default, the acceleration of our debt and the loss of our assets. We and certain of our subsidiaries are guarantors of the obligations of Limited to Hercules under the Amended Loan Agreement (Guaranties). Pursuant to the Guaranties, we and these subsidiaries granted Hercules a first priority security interest in substantially all of our respective assets. Any declaration of an event of default could significantly harm our business and prospects and could cause our stock price to decline. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities, and if we are unable to obtain additional funding, there may be substantial doubt about our ability to continue as a going concern.

The terms of our Amended Loan Agreement require us to meet certain operating covenants and place restrictions on our operating and financial flexibility.

Due to the limited revenue generated by ILUVIEN to date, we may not be able to maintain compliance with covenants under our Amended Loan Agreement with Hercules. The 2014 Term Loan is secured by a lien covering all of our assets, other than our intellectual property. The Amended Loan Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to satisfy certain financial covenants, including revenue requirements, maintain liquidity including cash at certain levels, maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. Negative covenants include, among others, restrictions on transferring any part of our business or property, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments and creating other liens on our assets and other financial covenants, in each case subject to customary exceptions.

In an event of default under our Amended Loan Agreement, including failure to satisfy our operating covenants, Hercules may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to raise additional financing, renegotiate the Amended Loan Agreement on terms less favorable to us or to immediately cease operations. Any declaration by Hercules of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. Further, if we are liquidated, Hercules’ right to repayment would be senior to the rights of the holders of our common stock.

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

ALIMERA SCIENCES, INC.

November 6, 2015	By:	/s/ C. Daniel Myers
C. Daniel Myers
Chief Executive Officer and President
(Principal Executive Officer)

November 6, 2015	By:	/s/ Richard S. Eiswirth, Jr.
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