Form 10-K
period 2015-12-31
ALIMERA SCIENCES INC
filed 2016-03-15
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
As of June 30, 2015, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $163,896,140 based on the closing price of the registrant’s Common Stock, on June 30, 2015, as reported by the NASDAQ Global Market. For the purposes of this disclosure, shares of Common Stock held by each executive officer, director and stockholder known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 11, 2016 there were 45,005,833 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement with respect to the registrant’s 2016 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2015, are incorporated by reference into Part III of this annual report on Form 10-K.

Alimera Sciences, Inc.
Form 10-K

The term “ILUVIEN” is our registered trademark. All other trademarks, trade names and service marks appearing in this annual report on Form 10-K are the property of their respective owners.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS
Various statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

•	uncertainty as to our, or our distributors’, ability to successfully commercialize ILUVIEN in the United States (U.S.), the European Economic Area (EEA) or any other region;

•	our limited sales and marketing infrastructure;

•	our ability to raise sufficient alternative or additional financing;

•	our ability to operate our business in compliance with the covenants and restrictions that we are subject to under our credit facility;

•	uncertainty as to the pricing and reimbursement guidelines for ILUVIEN or any future products or product candidates, including ILUVIEN;

•	delay in or failure to obtain regulatory approval of ILUVIEN in additional countries or any future products or product candidates;

•	our inability to successfully market and sell ILUVIEN following regulatory approval in additional markets;

•	uncertainty as to the relationship between the benefits of ILUVIEN or any future products or product candidates and the risks of their side-effect profiles;

•	the extent of government regulations; and

•	dependence on third-party manufacturers to manufacture ILUVIEN or any future products or product candidates in sufficient quantities and quality.
All written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We caution investors not to rely too heavily on the forward-looking statements we make or that are made on our behalf. We undertake no obligation and specifically decline any obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in any annual, quarterly or current reports that we may file with the Securities and Exchange Commission.
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
Our only commercial product is ILUVIEN®, which has been developed to treat diabetic macular edema (DME). DME is a disease of the retina that affects individuals with diabetes and can lead to severe vision loss and blindness. ILUVIEN has received marketing authorization in the U.S., Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and the United Kingdom. In the U.S., ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure (IOP). In the European Economic Area (EEA) countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with DME considered insufficiently responsive to available therapies. As part of the approval process in the EEA, we have committed to conduct a five-year, post-authorization, open label registry study in 800 patients treated with ILUVIEN. Through December 31, 2015, we have enrolled over 200 patients.
We launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013 and in the U.S. and Portugal in the first quarter of 2015.
In addition, we have entered into various agreements under which distributors will provide regulatory, reimbursement or sales and marketing support for future commercialization of ILUVIEN in numerous countries in the Middle East, Canada, Italy, Australia and New Zealand.
ILUVIEN is an intravitreal implant that treats patients by delivering a constant micro-dose of the non-proprietary corticosteroid fluocinolone acetonide (FAc) in the eye, which is continuous for 36 months. ILUVIEN is inserted in a non-surgical procedure employing a device with a 25-gauge needle, which inserts ILUVIEN into the back of the patient’s eye and allows for a self-sealing wound. In the treatment of DME with an intraocular corticosteroid, we believe that delivering therapeutic levels and mitigating the typical corticosteroid related side effects can only be achieved by delivering drug to the back of the eye in a daily micro-dose where DME occurs. ILUVIEN, which is non-bioerodable, provides consistent delivery as a result of its constant surface area. This provides a sustained therapeutic effect on DME, and an adverse event profile that is predictable and manageable by a retinal physician. Other corticosteroid options for DME provide a higher initial daily dose but then rapidly decline, requiring frequent reinjection by the physician to maintain or reestablish the therapeutic effect.
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
Business Strategy
We are presently focused on diseases affecting the back of the eye, or retina, because we believe these diseases are not well treated with current therapies and represent a significant market opportunity. Our business strategy is to:

•
Maximize the Commercial Success of ILUVIEN. We launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013 and in the U.S. and Portugal in the first quarter of 2015. We have approval in 14 additional countries in the EEA and we are pursuing opportunities to sell ILUVIEN in some of these countries.

•
Pursue Approval in Additional Countries. We plan to pursue regulatory approval for ILUVIEN, directly or with a partner, in other countries. We entered into distribution agreements to distribute ILUVIEN in numerous countries in the Middle East, Canada and Australia. In addition, under a Mutual Recognition Procedure (MRP) available in the EEA, we can submit ILUVIEN for approval in any or all of the remaining 12 European Union (EU) countries where we do not have marketing approval.

•
Assess the Effectiveness of ILUVIEN for Additional Retinal Diseases. We believe that ILUVIEN has the potential to address additional retinal diseases including, among others, retinal vein occlusion (RVO), dry AMD and wet AMD.

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

Disease Overview and Market Opportunity
Diabetes and Diabetic Retinopathy
Diabetes mellitus, with its systemic and ophthalmic complications, represents a global public health threat. The estimated prevalence of diabetes worldwide in 2015 increased to 415 million people and is expected to increase to 642 million people by 2040.
According to the U.S. Centers for Disease Control and Prevention (CDC), the number of Americans diagnosed with diabetes has increased from approximately 15.2 million people in 2004 to approximately 22.0 million people in 2014. In addition to diagnosed cases, the CDC most recently estimated in 2012 that an additional 8.1 million Americans with diabetes are undiagnosed and are therefore not being monitored and treated to control their disease and prevent systemic and ophthalmic complications. In the EEA countries in which ILUVIEN has received marketing authorizations, according to the International Diabetes Foundation, Diabetes Atlas, Seventh Edition, 2015 Update, there are approximately 17.2 million diagnosed diabetics and 10.5 million diabetics that remain undiagnosed.
All patients with diabetes are at risk of developing some form of diabetic retinopathy, an ophthalmic complication of diabetes with symptoms including the swelling and leakage of blood vessels within the retina or the abnormal growth of new blood vessels on the surface of the retina. According to the CDC, diabetic retinopathy causes approximately 12,000 to 24,000 new cases of blindness in the U.S. each year; making diabetes the leading cause of new cases of blindness in adults aged 20 to 74. Diabetic retinopathy can be divided into either non-proliferative or proliferative retinopathy. Non-proliferative retinopathy (also called background retinopathy) develops first and causes increased capillary permeability, micro aneurysms, hemorrhages, exudates (when fluid leaks into spaces between vessels), macular ischemia (lack of oxygen) and macular edema (thickening of the retina caused by fluid leakage from capillaries). Proliferative retinopathy is an advanced stage of diabetic retinopathy which, in addition to characteristics of non-proliferative retinopathy, results in the growth of new blood vessels. These new blood vessels are abnormal and fragile, growing along the retina and along the surface of the clear, vitreous gel that fills the inside of the eye. By themselves, these blood vessels do not cause symptoms or vision loss. However, these blood vessels have thin, fragile walls that are prone to leakage and hemorrhage.
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
As the diabetic patient continues to suffer from DME, the disease can undergo a transition where more inflammatory factors become present. At this stage, targeting only one factor of DME may no longer reduce the macular edema or improve vision of the patient even after a significant reduction in macular edema has occurred.
As the incidence of diabetes continues to increase worldwide, the incidence of DME and other complications is predicted to rise as well. A majority of patients who suffer from diabetes do not meet glycemic (glucose or blood sugar) targets, resulting in hyperglycemia (elevated levels of glucose in the blood). This, in turn, leads to the development of micro-vascular complications, which manifest in the eye as diabetic retinopathy.

Current Treatments for DME
Anti-vascular endothelial growth factor (VEGF) therapies are the current standard of care for the treatment of DME. Lucentis and Eylea are the only approved anti-VEGF therapies marketed for the treatment of vision loss associated with DME in the EEA and for the treatment of DME in the U.S. having been proven efficacious in patients suffering from DME. However, anti-VEGF therapies are limited by a need for multiple and frequent injections to maintain a therapeutic effect. Further, many patients either do not achieve a response or achieve an insufficient response from these anti-VEGF therapies. In addition, these therapies have safety profiles which include an increased risk of endophthalmitis, a serious eye infection that must be treated with high doses of antibiotics,due to frequent injections and an IOP rise in certain patients which may increase the risk of glaucoma as well as systemic risks associated with VEGF suppression which include stroke or death.

Intravitreal corticosteroid therapies are also used to treat DME. Ozurdex, a short duration corticosteroid, is marketed for the treatment of vision loss associated with DME in the EEA and for the treatment of DME in the U.S.  Off-label intravitreal triamcinolone injections of Avastin are also used to treat DME. Corticosteroids have historically been associated with significant increases in IOP, which may increase the risk of glaucoma and the acceleration of cataract formation. Like anti-VEGF antibody therapy, these shorter duration corticosteroids are efficacious in some but not all patients and are limited by a need for multiple and frequent injections to maintain a therapeutic effect.
Laser photocoagulation is a retinal procedure in which a laser is used to apply a burn, or a pattern of burns, to cauterize leaky blood vessels to reduce edema. Visual acuity gains are seen with this therapy, however, its primary benefit is to prevent or slow vision loss. Further, this is a destructive procedure that has undesirable side effects including partial loss of peripheral and night vision.
ILUVIEN
Overview
Our only commercial product is ILUVIEN, a sustained release corticosteroid intravitreal implant for the treatment of DME. ILUVIEN is non-bioerodable and is designed to deliver a constant micro-dose of FAc over 36 months. "Intravitreal" refers to the space inside the eye behind the lens that contains the jelly-like substance called vitreous. DME is a disease of the retina which affects individuals with diabetes and can lead to severe vision loss and blindness. ILUVIEN is inserted in the back of the patient’s eye in a non-surgical procedure using a sterile preloaded applicator (the ILUVIEN applicator) employing a 25-gauge needle, which allows for a self-sealing wound. This procedure is similar to that commonly employed by retinal specialists in the administration of other intravitreal therapies. Based on data from our FAME Study, we believe ILUVIEN improves vision while mitigating side effects commonly associated with the use of corticosteroids for the following reasons:

•
ILUVIEN delivers FAc. The active pharmaceutical ingredient in ILUVIEN is FAc, which has demonstrated efficacy in the treatment of DME in clinician’s real world experience and in the two completed Phase 3 pivotal clinical trials, collectively referred to as our FAME Study.

•
ILUVIEN delivers a constant daily micro-dose of a steroid to the eye. The delivery mechanism of ILUVIEN provides lower daily and aggregate exposure to corticosteroids than other intraocular dosage forms currently available. In vitro release kinetics have shown that ILUVIEN provides sustained sub-microgram levels of FAc and in vivo over time. Based on the results of our FAME Study, ILUVIEN provides a sustained, therapeutic effect in the treatment of DME patients for up to 36 months.

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

Fluocinolone Acetonide
FAc, a non-proprietary corticosteroid, is the active compound in ILUVIEN and a member of the class of steroids known as corticosteroids. Corticosteroids have demonstrated a range of pharmacological actions, including inhibition of inflammation, inhibition of leukostasis, up regulation of occludin, inhibition of the release of certain inflammatory cytokines and suppression of VEGF secretion. Leukostasis refers to the accumulation of white blood cells at a particular site which leads to further tissue damage. Occludin is an important protein in maintaining and reinforcing the tight junctions between cells, and with occludin is reduced the junctions between cells becomes less tight and are prone to leaking, as is seen in DME. These pharmacological actions have the potential to treat various ocular conditions, including DME, RVO, dry AMD and wet AMD. However, FAc shares many of the same side effects as other corticosteroids currently available for intraocular use, including increased IOP, which may increase the risk of glaucoma, and the acceleration of cataract formation.
ILUVIEN is Positioned to Mitigate IOP Increases
Based on our analysis of the final clinical readout from our FAME Study through month 36 and clinician’s real world experience, we believe that ILUVIEN mitigates the incidence of steroid-induced IOP elevations associated with the sustained use of intraocular corticosteroids.
The side effect of increased IOP associated with corticosteroids in certain people is believed to be directly related to the interaction of corticosteroids with the cells of the trabecular meshwork, a specialized tissue that acts as a filter located in the front of the eye. In some individuals, the use of intraocular corticosteroids can result in a change in this meshwork, increasing resistance to outflow, and increasing pressure inside the eye. We believe the positioning of ILUVIEN allows it to take advantage of the posterior flow of fluid away from the trabecular meshwork of the eye. We believe ILUVIEN’s sustained low dose and positioning minimizes the anterior chamber exposure to FAc, where the typical side effects associated with corticosteroids take place. We believe our FAME Study and clinician’s real world experience demonstrate ILUVIEN’s ability to mitigate the side effects associated with the sustained use of intraocular corticosteroids in both the incidence of IOP elevations and the number of surgical interventions required to treat elevated IOP associated.
ILUVIEN Provides Constant Micro-Dose Delivery
ILUVIEN consists of a tiny non-bioerodable polyimide tube with a permeable membrane cap on one end and an impermeable silicone cap on the other end that is filled with 190mg of FAc in a polyvinyl alcohol matrix. Both polyimide and the polyvinyl alcohol matrix have been demonstrated to be biocompatible with ocular tissues and have histories of safe use within the eye. ILUVIEN is designed to deliver a constant micro-dose of FAc over 36 months.
ILUVIEN for Other Diseases of the Eye
We believe that ILUVIEN has the potential to address other ophthalmic diseases such as RVO, dry AMD and wet AMD. Details regarding the rationale for these other indications are as follows:

•
Macular edema associated with RVO. According to GlobalData, a provider of global business intelligence, there are 16 million adults affected with RVO around the world. In September 2009, Allergan, Inc. (Allergan) introduced Ozurdex (a short duration corticosteroid) as the first approved product for macular edema following branch or retinal vein occlusion. The Food and Drug Administration’s (FDA) approval of Ozurdex provides additional evidence that corticosteroids work effectively to treat RVO.

•
Dry AMD. Dry AMD patients account for 90% of AMD patients, with the greatest unmet need among these patients being a treatment for geographic atrophy (GA) for which there are currently no treatments available. Pre-clinical studies in two established rat models of retinal degeneration reported at the Association for Research in Vision and Ophthalmology meetings in 2006, 2007 and 2008, described the efficacious effects of a miniaturized version of ILUVIEN in retinal degeneration. While there are no standard preclinical models of GA, we believe these results support the exploration of ILUVIEN to treat this condition.

•
Wet AMD. The size of the wet AMD market was $2 billion in 2008 according to VisionGain, an independent competitive intelligence organization. According to American Academy of Ophthalmology, more than 11 million people in America are affected by AMD and are now benefiting from advanced treatment options such as anti-VEGF agents and photodynamic therapy (PDT). Anti-VEGF antibodies require persistent dosing to maintain a therapeutic effect which is a burden on both the patient and the physician. Estimates as of March 2015 of the global cost of visual impairment due to age-related macular degeneration is $343 billion, including $255 billion in direct health care costs according to BrightFocus Foundation. We believe ILUVIEN has the potential to be synergistic with the market leading anti-VEGF antibody therapies in the treatment of wet AMD given that corticosteroids have been shown to suppress the production of VEGF.

ILUVIEN Regulatory Status
ILUVIEN has received marketing authorization in the U.S., Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and the United Kingdom. In the U.S., ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in IOP. In the EEA countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with DME considered insufficiently responsive to available therapies. As part of the approval process in the EEA, we have committed to conduct a five-year, post-authorization, open label registry study in 800 patients treated with ILUVIEN.
We are currently pursuing regulatory approval in certain Middle Eastern countries, Canada and Australia with our partners.
Commercialization
ILUVIEN is the only intraocular therapy to treat DME designed to deliver a constant micro-dose of FAc over 36 months. Our commercialization strategy is to establish ILUVIEN as a leading therapy for the treatment of DME and subsequently for other indications for which ILUVIEN may prove safe and effective. We launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013 and in the U.S. and Portugal in the first quarter of 2015. We also plan to commercialize ILUVIEN, directly or with a partner, in other EEA and non-EEA countries pending the receipt of reimbursement and future applicable regulatory approvals. Although we anticipate ILUVIEN being administered as a standalone therapy, we do not foresee the use of ILUVIEN as precluding the administration of other therapies in conjunction with ILUVIEN. Our commercialization strategy in any geography is subject to and dependent upon the regulatory approval of ILUVIEN in any jurisdiction.
Sales and Marketing
We are led by an executive team with extensive commercialization expertise with ophthalmic products including the launch and management of Visudyne, the first pharmacological treatment indicated for the treatment of wet AMD.
In late 2012 and early 2013 we established a core management team for our European operations based in the United Kingdom. In November 2012, we entered into a master services agreement with Quintiles Commercial Europe Limited. Under the agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) provided certain services to us in relation to the commercialization of ILUVIEN, in France, Germany and the United Kingdom. In December 2013 and January 2014, respectively, we transitioned our German and United Kingdom country manager positions in-house. In April 2015, we terminated the project orders associated with France and Germany and transitioned the covered positions employed by Quintiles Commercial to our payroll. In July 2015, we terminated the project orders associated with the United Kingdom and transitioned the covered positions employed by Quintiles Commercial to our payroll.
As of December 31, 2015, we have a European management team, local management teams and commercial personnel in France, Germany, Portugal and the United Kingdom totaling 31 persons, five of which are consultants.
We began building our U.S. commercial infrastructure in the fourth quarter of 2014 following the FDA approval of ILUVIEN in the third quarter of 2014 with the addition of sales management, field sales representatives, payor relations specialists, reimbursement support specialists and other positions. As of December 31, 2015, we had a U.S. field force of approximately 49 persons, including sales personnel, reimbursement specialists, and payor relations directors.
We plan to develop our medical marketing, promotion and communication materials to ensure that influential retinal specialists are presenting our ILUVIEN data, clinician’s real world data, and messages at key retina meetings in the U.S. and EEA.
In addition, we have entered into various agreements under which distributors will provide regulatory, reimbursement or sales and marketing support for future commercialization of ILUVIEN in numerous countries in the Middle East, Canada and Australia. In addition, we have an agreement with a distributor in Italy to provide regulatory, reimbursement and sales and marketing support for future commercialization of ILUVIEN in Italy. Although we expect that these distributors may be able to sell ILUVIEN in the future in these territories, as of December 31, 2015 there have been no significant sales of ILUVIEN in any of these territories by these distributors.
Manufacturing
We do not have, and do not intend to establish an in-house manufacturing capability for our products and as a result we will continue to depend exclusively on third-party contract manufacturers to produce and package ILUVIEN. We rely on these manufacturers to produce active pharmaceutical ingredients, or APIs, and finished drug products in accordance with current Good Manufacturing Practices (cGMPs) and all other applicable laws and regulations. We maintain agreements with potential and existing manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to ILUVIEN.
Third party manufacturers are responsible for the commercial-scale production of ILUVIEN and the ILUVIEN applicator. We have agreements with the manufacturer of FAc, the active pharmaceutical ingredient in ILUVIEN (FARMABIOS SpA/Byron Chemical Company Inc.), the manufacturer of the components of the ILUVIEN applicator (FlexMedical or an affiliate of Flextronics International, Ltd. (Flextronics)),the manufacturer of ILUVIEN (Alliance Medical Products Inc., a Siegfried Company (Alliance)) and the manufacturer for the quality release testing of ILUVIEN in the EEA (AndersonBrecon Limited trading as Packaging Coordinators, Inc.). We do not currently have alternate providers for any of these activities. The manufacturing process for ILUVIEN consists of filling the polyimide tube with a matrix consisting of FAc and polyvinyl alcohol, cutting the tubes, capping the tubes with membrane caps, curing at high temperature, loading ILUVIEN inside the ILUVIEN applicator, packaging and sterilizing the product. This process has been validated at Alliance, the third-party contract manufacturer of ILUVIEN.
In February 2010, we entered into a commercial manufacturing agreement with Alliance whereby Alliance agreed to manufacture and package ILUVIEN for us at its Irvine, California facility. The agreement was amended and restated in February 2016. Certain equipment at Alliance’s facility was purchased by us and is used solely for the purpose of allowing Alliance to manufacture and package ILUVIEN for us. Under the amended and restated agreement, we are also responsible for supplying Alliance with the ILUVIEN applicator and the API. We have agreed to order from Alliance at least 80% of our total requirements for new units of ILUVIEN in the U.S., Canada and Europe in a calendar year; provided that Alliance is able to fulfill our supply requirements and is not in breach of its agreements or obligations to us. Unless terminated earlier in accordance with the provisions thereof, the agreement, as amended, has a remaining term of five years through February 2021 and will automatically renew for successive terms of one year unless either party delivers written notice of non-renewal to the other at least 12 months prior to the end of the then current term.
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
Business Segments
Our business is aligned in two segments: U.S. and International. Financial information about our business segments can be found in the section entitled “Results of Operations - Segment Review” of Item 7 of Part I of this annual report on Form 10-K and Note 18 of the accompanying consolidated financial statements in this annual report on Form 10-K.
Customers
Our revenues for the fiscal year ended December 31, 2015 were generated from product sales primarily in the U.S., Germany, Portugal and the United Kingdom. Two customers within the U.S. accounted for 68% of consolidated revenues for the year ended December 31, 2015 as a result of our sales to large pharmaceutical distributors in the U.S. Our revenues for the fiscal year ended December 31, 2014 were generated from product sales primarily in Germany and the United Kingdom. No single customer accounted for more than 10% of our total consolidated revenue for the year ended December 31, 2014. Two customers in Europe accounted for approximately 23% of our total consolidated revenues for the year ended December 31, 2013. No other single customer accounted for more than 10% of revenue in 2013.
Competition
The development and commercialization of new drugs and drug delivery technologies is highly competitive. We face competition with respect to ILUVIEN and any products or product candidates we may develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide, many of whom have substantially greater financial and other resources than we do. In the countries in which ILUVIEN has received or been recommended for marketing authorization, or becomes approved for use in the treatment of DME, it competes or will compete against the use of anti-VEGF antibodies, short duration corticosteroids and laser photocoagulation or other therapies that may be approved in the future. There are other companies working to develop other drug therapies and sustained delivery platforms for DME and other indications. We believe that the following companies provide competition to ILUVIEN:

•
Roche’s products Lucentis (ranibizumab injection) and Avastin (bevacizumab) are both antibodies that inhibit VEGF pathways. Lucentis is marketed in the EEA by Novartis. Lucentis is currently approved for the treatment of diabetic retinopathy in patients with DME, the treatment of neovascular wet AMD and the treatment of macular edema following RVO in the U.S. and the EEA. Avastin, an oncology product, is used by retinal specialists in both the U.S. and in certain countries of the EEA in the treatment of numerous retinal diseases off label but is not formulated or approved for any ophthalmic use.

•
Regeneron’s Eylea (aflibercept), a anti-VEGF inhibitor, is approved for the treatment of diabetic retinopathy in patients with DME, neovascular wet AMD and RVO in the U.S. and in the EEA. Eylea is marketed in the EEA by Bayer.

•
Allergan’s product Ozurdex (dexamethasone intravitreal implant), is a short duration biodegradable implant that delivers the corticosteroid dexamethasone. Ozurdex is approved for the treatment of DME, macular edema following branch or central RVO and non-infectious uveitis affecting the posterior segment of the eye in both the U.S. and the EEA.

In addition, there are a number of other companies, including Ophthotech Corporation, Ampio Pharmaceuticals and pSivida, which are developing drug therapies or sustained delivery platforms for the treatment of ocular diseases. These companies are seeking to apply their technologies to ophthalmic indications in clinical trials.

We believe we will be less likely to face a generic competitor for ILUVIEN for the treatment of DME because of the bioequivalency requirements of a generic form of ILUVIEN. A generic pharmaceutical competitor to ILUVIEN would need to establish bioequivalency through the demonstration of an equivalent pharmacodynamic endpoint in a clinical trial. We believe conducting such a clinical trial would be cost prohibitive and time consuming.

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
Our license rights to pSivida’s proprietary delivery device could revert to pSivida if we were to (i) fail twice to cure our breach of an obligation to make certain payments to pSivida following receipt of written notice thereof; (ii) fail to cure other breaches of material terms of our agreement with pSivida within 30 days after notice of such breaches or such longer period (up to 90 days) as may be reasonably necessary if the breach cannot be cured within such 30-day period; (iii) file for protection under the bankruptcy laws, make an assignment for the benefit of creditors, appoint or suffer appointment of a receiver or trustee over our property, file a petition under any bankruptcy or insolvency act or have any such petition filed against us and such proceeding remains undismissed or unstayed for a period of more than 60 days; or (iv) we notify pSivida in writing of our decision to abandon our license with respect to a certain product using pSivida’s proprietary delivery device. We were not in breach of our agreement with pSivida as of December 31, 2015.
The agreement provides that after commercialization of ILUVIEN, pSivida will be entitled to 20% of the net profits as defined in the amended and restated agreement. In connection with this arrangement we are entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of December 31, 2015 and 2014, pSivida owed us $21.6 million and $13.0 million, respectively, in commercialization costs. Due to the uncertainty of future net profits from ILUVIEN, we have fully reserved these amounts in the accompanying consolidated financial statements.
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

The testing and collection of data and the preparation of the necessary applications are expensive and time consuming. The FDA may not act quickly or favorably in reviewing these applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approval that could delay or preclude us from marketing additional products. Once approved by the FDA, a drug requires an annual product and establishment fee which is currently $114,000 and $585,000, respectively.

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

A mutual recognition procedure of nationally approved decisions is available to pursue marketing authorizations for a product in the remaining EU countries once marketing authorization has been received in any EU country. Under the mutual recognition procedure, the holders of national marketing authorization in one of the countries within the EU may submit further applications to other countries within the EU, who will be requested to recognize the original authorization based on the FAR provided by the RMS. Pursuant to this procedure, we obtained marketing authorizations in Belgium, the Czech Republic, Denmark, Finland, Ireland, Luxembourg, the Netherlands, Norway, Poland and Sweden.
Third-party reimbursement and pricing controls
In the EU, U.S. and elsewhere, sales of pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third-party payers, such as government and private insurance plans. Third-party payers are increasingly challenging the prices charged for medical products and services. In the U.S., it is time consuming and expensive for us to go through the process of seeking reimbursement from Medicare and private payers. Our products may not be considered cost-effective, and coverage and reimbursement may not be available or sufficient to allow us or our partners to sell our products on a competitive or profitable basis. The passage of the Medicare Prescription Drug and Modernization Act of 2003 imposes new requirements for the distribution and pricing of prescription drugs which may adversely affect the marketing of our products.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, is expected to significantly change the way healthcare is financed by both governmental and private insurers. The provisions of the ACA became effective beginning in 2010. While we cannot predict what impact on federal reimbursement policies this law will have in general or specifically on any product we commercialize, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products. The rebates, discounts, taxes and other costs resulting from the ACA may have a significant effect on our profitability in the future. In addition, potential reductions of the per capita rate of growth in Medicare spending under the ACA, could potentially limit access to certain treatments or mandate price controls for our products. Moreover, although the U.S. Supreme Court has upheld the constitutionality of most of the ACA, some states have indicated that they intend not to implement certain sections of the ACA, and some members of the U.S. Congress are still working to repeal the ACA. We cannot predict whether these challenges will continue or other proposals will be made or adopted, or what impact these efforts may have on us.
In many foreign markets, including the countries in the EEA, pricing of pharmaceutical products is subject to governmental control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.
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
As of December 31, 2015, we owned or have licensed six U.S. utility patents, one U.S. design patent and two U.S. patent applications as well as numerous foreign counterparts to many of these patents and patent applications relating to ILUVIEN or the ILUVIEN applicator. We licensed two European patents from pSivida directed to our low-dose device and have an application pending directed to our applicator system for ILUVIEN. We licensed our patent rights relating to ILUVIEN from pSivida. Pursuant to our agreement with pSivida, our ILUVIEN-related patent rights are only for diseases of the human eye (other than uveitis). Our licensed patent portfolio includes U.S. patents (with no currently pending or issued corresponding European applications or patents) with claims directed to methods for administering a corticosteroid with an implantable sustained delivery device to deliver the corticosteroid to the vitreous of the eye wherein aqueous corticosteroid concentration is less than vitreous corticosteroid concentration during release.
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

Research and Development
We have built a research and development organization that includes extensive expertise with ophthalmic products including Visudyne, the first pharmacological treatment indicated for patients with wet AMD. We operate cross-functionally and are led by an experienced research and development management team. We also access relevant market information and key opinion leaders in creating target product profiles and, when appropriate, as we advance our programs to commercialization. We engage third parties to conduct our clinical and preclinical research as we do not have research laboratories in house. In addition, we utilize multiple clinical sites to conduct our clinical trials; however we are not substantially dependent upon any one of these sites for our clinical trials nor do any of them conduct a major portion of our clinical trials.
We invested $2.7 million, $7.6 million and $3.9 million in research and development during the years ended December 31, 2015, 2014 and 2013, respectively.
Employees
As of March 11, 2016, we had 132 employees with 32 of these employees engaged in research, development and regulatory activities, and 100 engaged in administrative support, finance, information technology and sales and marketing activities.
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

Risks Related to Our Dependence on ILUVIEN and Our Business

We are heavily dependent on the commercial success of our lead product, ILUVIEN, which has received marketing authorizations in the U.S., Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and the United Kingdom for the treatment of diabetic macular edema (DME), and on the regulatory approval of ILUVIEN in other countries, which may never occur.

We are a pharmaceutical company with only one product available for commercial sale in a limited number of markets. As a result, our future success is currently dependent upon the commercial and regulatory success of ILUVIEN. ILUVIEN has received marketing authorization in the U.S., Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and the United Kingdom. We launched ILUVIEN in the Germany and the United Kingdom in the second quarter of 2013 and the U.S. and Portugal in the first quarter of 2015. The timing of the commercial launch of ILUVIEN in any country is dependent upon each specific country’s pricing and reimbursement timelines. Because we do not currently have any products or product candidates available for sale or in clinical development other than ILUVIEN, our future success is dependent upon building commercial operations in the EEA and the U.S. to successfully commercialize ILUVIEN for the treatment of DME.

We anticipate that in the near term our ability to generate revenues will depend solely on our ability to successfully commercialize ILUVIEN on our own in the U.S., Germany, Portugal and the United Kingdom. If we do not successfully commercialize ILUVIEN in these countries or other countries in the EEA, our ability to generate revenue may be jeopardized and, consequently, our business may be seriously harmed. We may not be able to commercialize ILUVIEN successfully, which would have a material adverse effect on our business and prospects. In the near term, we may experience delays and unforeseen difficulties in the launch of ILUVIEN in other countries in the EEA, including obtaining unfavorable pricing and/or reimbursement which could negatively affect our ability to increase revenues. In addition, in each of the EEA countries where we have received marketing authorization our license may be revoked three years after receiving authorization if we do not sell one ILUVIEN in a country or negotiate to extend the deadline.

In addition, we incurred and expect to continue to incur significant expenses and to use a substantial portion of our cash resources for the continued commercial launch of ILUVIEN in the U.S., Germany, Portugal and the United Kingdom, , continue to pursue the approval of and reimbursement for ILUVIEN in other countries and continue to grow our operational capabilities. This represents a significant investment in the commercial and regulatory success of ILUVIEN, which is uncertain.

ILUVIEN may not be commercially successful.

Market acceptance of and demand for ILUVIEN will depend on many factors, including, but not limited to:

•	cost of treatment;

•	pricing and availability of alternative products;

•	our ability to obtain third-party coverage or reimbursement for ILUVIEN at appropriate levels;

•	perceived prevalence and severity of adverse side effects associated with treatment;

•	perceived efficacy relative to other available therapies;

•	relative convenience and ease of administration; and

•	shifts in the medical community to new treatment paradigms or standards of care.

We have limited experience and information with regard to the market acceptance of ILUVIEN in the EEA or elsewhere. As a result, we may have to revise our estimates regarding the acceptance of ILUVIEN under our pricing structure, reevaluate and/or change the pricing for ILUVIEN.

Additionally, we may encounter unexpected or unforeseen delays in expanding our commercial launch in one or more countries in which ILUVIEN received or was recommended for marketing authorization. These delays may increase the cost of and the resources required for successful commercialization of ILUVIEN.

We will need alternative financing to replace our $35.0 million debt facility or additional capital to maintain compliance with the financial covenants under this debt facility, which we may be unable to obtain.

At December 31, 2015, we had approximately $31.1 million in cash and cash equivalents. We will need to raise alternative or additional financing to maintain compliance with our debt covenants under our loan and security agreement with Hercules Technology Growth Capital, Inc. (Hercules), which Alimera Sciences Limited (Limited), our subsidiary, entered into in April 2014, and amended in November 2015 and March 2016 (the Term Loan Agreement). Under the Term Loan Agreement, Limited obtained a term loan in an aggregate principal amount of $35.0 million (Term Loan). We are currently pursuing alternatives with various lenders for alternative or additional financing and we have an at-the-market offering in place under which we could sell up to approximately $34.2 million of our common stock. If we are unable to raise additional financing, or if the funds we raise are not sufficient then we will not be able to maintain compliance with our debt covenants.

In an event of default, Hercules may call the Term Loan, which could require us to pay back the entire amount owed and pay an early termination fee, or if they do not call the Term Loan, we may have to pay an increased rate of interest, pay additional monetary amounts in exchange for a waiver or modification of the Term Loan, or grant additional equity or warrant coverage and agree to further restrictions on our operations that could hinder us in the future. To secure the performance of our obligations under the Term Loan Agreement, Limited pledged all of its assets to the lender. Our or Limited’s failure to comply with the covenants under the Term Loan Agreement could result in an event of default, the acceleration of our debt and the loss of our assets. We and certain of our subsidiaries are guarantors of the obligations of Limited to the lender under the Term Loan Agreement (Guaranties). Pursuant to the Guaranties, we and these subsidiaries granted the lender a first priority security interest in substantially all of our respective assets. Any declaration of an event of default could significantly harm our business and prospects and could cause our stock price to decline significantly and may cause us to raise funds on terms not favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our activities, and if we are unable to obtain additional funding, there may be substantial doubt about our ability to continue as a going concern, which could cause significant reputational damage and impact our ability to sell ILUVIEN.

For example, in January 2016 we did not meet the revenue requirement under the Term Loan Agreement. While this violation was waived through a waiver and an amendment, we were required as part of this waiver and amendment to pay an amendment fee of $350,000, increase the payment that will be made when the Term Loan ends to $1.4 million and increase our liquidity requirements.

The terms of our Term Loan Agreement require us to meet certain operating covenants and place restrictions on our operating and financial flexibility.

Due to the limited revenue generated by ILUVIEN to date, we may not be able to maintain compliance with covenants under our Term Loan Agreement. The Term Loan is secured by a lien covering all of our assets, other than our intellectual property. The Term Loan Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to meet certain revenue requirements, satisfy certain financial covenants, including maintaining at least $25.0 million in a combination of accounts receivable and cash, with at least $17.5 million in cash, maintaining our legal existence and governmental approvals, delivering certain financial reports and maintain insurance coverage. Negative covenants include, among others, restrictions on transferring any part of our business or property, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments and creating other liens on our assets and other financial covenants, in each case subject to customary exceptions.

In an event of default under our Term Loan Agreement, including failure to satisfy our operating covenants, Hercules may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to raise additional financing, renegotiate the Term Loan Agreement on terms less favorable to us or to immediately cease operations. Any declaration by Hercules of an event of default could cause adverse publicity, could significantly harm our business and prospects and could cause the price of our common stock to decline significantly. Further, if we are liquidated, Hercules’ right to repayment would be senior to the rights of our stockholders.

We may need to raise additional capital to fund our operations and support our growth, and if we do not do so, we may be unable to successfully commercialize ILUVIEN.

We do not expect to have positive cash flow from operations until 2017, if at all. At December 31, 2015, we had approximately $31.1 million in cash and cash equivalents. We may need to raise additional funds to fund our operations and support our growth. The actual amount of funds that we may need to raise, if any, will be determined by many factors, some of which are beyond our control, and we may need monies to fund our operations and support our growth sooner than we might anticipate. These factors include but are not limited to:

•	the level of success of the commercialization of ILUVIEN in the U.S., Germany, Portugal and the United Kingdom,

•	expenses relating to the commercialization of ILUVIEN;

•	the timing of approvals, if any, of ILUVIEN in additional jurisdictions;

•	the need and cost of conducting additional clinical trials for ILUVIEN;

•	the amount of our research, development and medical affairs, marketing and general and administrative expenses;

•
the extent to which we enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license ILUVIEN, research and other collaborations, joint ventures and other business arrangements;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	the extent to which we can manage the use of cash in our business operations; and

•	regulatory changes and technological developments in our markets.

If we need additional capital to fund our operations and support our growth and we are unable to do so, we may not be able to commercialize ILUVIEN successfully. If we are unable to obtain additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of ILUVIEN,

If we raise additional capital it may be difficult to obtain on commercially reasonable terms, may further restrict our operations and could result in additional dilution to our stockholders.

We do not expect to have positive cash flow from operations until 2017, if at all. At December 31, 2015, we had approximately $31.1 million in cash and cash equivalents. We will need to raise alternative or additional financing to maintain compliance with our debt covenants under the Term Loan Agreement, as discussed above in these risk factors. We may need to raise alternative or additional financing to fund our operations and support growth, as discussed above in these risk factors. General market conditions or the market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Global Market or upon obtaining stockholder approval. There can be no assurance that we will be able to satisfy the criteria for continued listing on NASDAQ or that we will be able to obtain stockholder approval if it is necessary. In the event additional financing is needed or advisable, we may seek to fund our operations through the sale of equity securities, additional debt financing and strategic collaboration agreements. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. If we attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements, or the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to commercialize ILUVIEN or any future products or product candidates or operate our business. For example, under our Term Loan Agreement, we and certain of our subsidiaries are subject to a variety of affirmative and negative covenants, including revenue requirements, requirements to maintain a minimum aggregate of cash and accounts receivable, limitations on the disposition of assets, limitations on the incurrence of additional debt, required financial reporting, and other requirements.

ILUVIEN and any future products or product candidates may not be commercially viable if we fail to obtain or maintain an adequate level of reimbursement for these products from any of the following: governments, private insurers, the Medicare program or other third-party payers. The market for our products may also be limited by the indications for which their use or frequency of administration may be reimbursed.

Our revenue from sales of ILUVIEN in the countries in which ILUVIEN has received or been recommended for marketing authorization is dependent upon the pricing and reimbursement guidelines adopted in each of such countries, which levels may fall well below our current expectations. The same could also occur for any future products or product candidates we may develop that receive approval, if any.

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

We expect that private insurers will consider the efficacy, cost effectiveness and safety of ILUVIEN in determining whether to maintain approval for reimbursement for ILUVIEN in the U.S. and at what level. Maintaining these approvals can be a time consuming and expensive process. Our business would be materially adversely affected if we do not maintain approval for reimbursement of ILUVIEN from private insurers on a timely or satisfactory basis. Limitations on coverage could also be imposed at the local Medicare carrier level or by fiscal intermediaries. Our business could be materially adversely affected if the Medicare program, local Medicare carriers or fiscal intermediaries were to make such a determination and deny or limit the reimbursement of ILUVIEN. Our business also could be adversely affected if retinal specialists are not reimbursed by Medicare for the cost of the procedure in which they administer ILUVIEN on a basis satisfactory to the administering retinal specialists. If the local contractors that administer the Medicare program are slow to reimburse retinal specialists for ILUVIEN, the retinal specialists may pay us more slowly, which would adversely affect our working capital requirements.

In the EEA, each country has a different reviewing body that evaluates reimbursement dossiers submitted by marketing authorization holders of new drugs and then makes recommendations as to whether or not the drug should be reimbursed. In these countries, pricing negotiations with governmental authorities can take 12 months or longer after the receipt of regulatory approval. To obtain reimbursement or pricing approval at a level that we feel is appropriate in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products, including ILUVIEN, to other available therapies. Limitations on reimbursement could be imposed at the national, regional or local level or by fiscal intermediaries in each country either through the initial authorization process or at some point in the future. For example, in November 2016, we will begin a review process with The National Institute for Health and Care Excellence (NICE) in the United Kingdom. This review could result in beneficial or detrimental changes to the limitations on the use of ILUVIEN in England and Wales. Our business could be materially adversely affected if such limitations were imposed. Our business also could be adversely affected if retinal specialists are not reimbursed for the cost of the procedure in which they administer ILUVIEN on a basis satisfactory to the administering retinal specialists.

In addition, due to price referencing within the EEA and certain other countries, existing pricing in our current markets could be negatively impacted by a change in pricing in a country where we currently have reimbursement or by a new price in a country where we obtain reimbursement in the future. For example, if we were to obtain pricing in France that is lower than our current established price in Portugal, the Portuguese government may chose to revisit the current level of reimbursement.

In the U.S., we obtained approvals for payment for ILUVIEN from private insurers, including managed care organizations, and from the Medicare program, but the payment amount for ILUVIEN could be modified in the future, and the types of patients for which ILUVIEN is reimbursed could be reduced to a smaller subset of patients. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Comprehensive reforms to the U.S. healthcare system were recently enacted, including changes to the methods for, and amounts of, Medicare reimbursement. These reforms could significantly reduce payments from Medicare and Medicaid over the next ten years. Reforms or other changes to these payment systems, including modifications to the conditions on qualification for payment, bundling of payments or the imposition of enrollment limitations on new providers, may change the availability, methods and rates of reimbursements from Medicare, private insurers and other third-party payers for ILUVIEN and our future product candidates. Some of these changes and proposed changes could result in reduced reimbursement rates for ILUVIEN and our future product candidates, which would adversely affect our business strategy, operations and financial results.

Our business could also be adversely affected if governments, private insurers, the Medicare program or other reimbursing bodies or payers limit the indications for reimbursement to a smaller subset than we believe ILUVIEN is effective in treating or establish a limit on the frequency with which ILUVIEN may be administered that is less often than we believe would be effective.

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

We do not have, nor currently intend to have, in-house manufacturing capability and depend completely on a single third-party manufacturer for the manufacture of the ILUVIEN implant (Alliance Medical Products, Inc., a Siegfried Company (Alliance)), a single third-party manufacturer for the manufacture of the ILUVIEN applicator (FlexMedical or an affiliate of Flextronics International, Ltd. (Flextronics)), a single third-party manufacturer for the manufacture of ILUVIEN’s active pharmaceutical ingredient (FARMABIOS SpA./Byron Chemical Company Inc. (FARMABIOS)) and a single third-party manufacturer for the quality release testing of ILUVIEN in the EEA (AndersonBrecon Limited trading as Packaging Coordinators, Inc. (PCI)). Although we have agreements for the manufacture of the ILUVIEN implant (with Alliance), the manufacture of the ILUVIEN applicator (with Flextronics), for the supply of ILUVIEN’s active pharmaceutical ingredient (with FARMABIOS) and for the quality release testing of ILUVIEN in the EEA (with PCI), if any of the third-party manufacturers breach their agreements or are unable or unwilling to perform for any reason, we may not be able to locate alternative acceptable manufacturers, enter into favorable agreements with them or get them approved by the applicable regulatory authorities, such as the FDA in the U.S., in a timely manner. Further, all of our manufacturers rely on additional third-parties for the manufacture of component parts. Any inability to acquire sufficient quantities of ILUVIEN implants, the ILUVIEN applicator or the active pharmaceutical ingredient in a timely manner from these third-parties could delay commercial production of, and impact our ability to fulfill demand for, ILUVIEN.

Materials necessary to manufacture ILUVIEN may not be available on commercially reasonable terms, or at all, which may delay the development, regulatory approval and commercialization of ILUVIEN.

We rely on our manufacturers to purchase materials from third-party suppliers necessary to produce ILUVIEN. Suppliers may not sell these materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. If our manufacturers are unable to obtain these materials, the commercialization of ILUVIEN would be hampered or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of ILUVIEN. Moreover, although we have entered into agreements for the commercial production of the ILUVIEN implant, the commercial production of the ILUVIEN applicator, and the supply of the active pharmaceutical ingredient in ILUVIEN, the suppliers may be unable or choose not to supply us in a timely manner or in the minimum guaranteed quantities. If we are unable to obtain these supplies, our ability to manufacture ILUVIEN for commercial sale would be delayed, significantly impacting our ability to generate revenue from the sale of ILUVIEN.

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
Our and our partners’ activities, including the sale and marketing of our products, are subject to extensive government regulation and oversight, including regulation under the federal Food, Drug and Cosmetic Act and other federal and state statutes, along with requirements in Europe, such as the Medicines Act of 1968 in the United Kingdom. We are also subject to the provisions of the Federal Anti-Kickback Statute, the Federal False Claims Act and several similar state laws, which prohibit payments intended to induce physicians or others either to purchase or arrange for or recommend the purchase of healthcare products or services. While the federal law applies only to products or services for which payment may be made by a federal healthcare program, state laws may apply regardless of whether federal funds may be involved. These laws constrain the sales, marketing and other promotional activities of manufacturers of drugs and biologicals, such as us, by limiting the kinds of financial arrangements, including sales programs, with hospitals, physicians, and other potential purchasers of drugs and biologicals. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third party payors that are false or fraudulent, or are for items or services that were not provided as claimed. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance that can be substantial, including the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid).

Pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting antitrust violations, violations of the Federal False Claim Act, the Anti-Kickback Statute, the Prescription Drug Marketing Act and other violations in connection with off-label promotion of products and Medicare and/or Medicaid reimbursement and claims under state laws, including state anti-kickback and fraud laws. In Europe, each country has different regulations that govern the promotional claims and activities of pharmaceutical and biotechnology companies. The violation and enforcement of these regulations by each country may result in heavy fines, further legal action, public reprimand, injunction and may include the loss of market authorization.
While we have put in place a Compliance Program to assist with monitoring and complying with these activities and we continually strive to comply with these complex requirements, interpretations of the applicability of these laws to marketing practices are ever evolving. If any such actions are instituted against us or our partners and we or they are not successful in defending such actions or asserting our rights, those actions could have a significant and material adverse impact on our business, including the imposition of significant fines or other sanctions. Even an unsuccessful challenge could cause adverse publicity and be costly to respond to, and thus could have a material adverse effect on our business, results of operations and financial condition.

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

Maintaining our commercial infrastructure is a significant undertaking that requires substantial financial and managerial resources, and we may not be successful in our efforts or we may experience difficulties with these efforts. We may also encounter unexpected or unforeseen challenges, which may negatively impact our commercial efforts for ILUVIEN.

We anticipate that in the near term our ability to generate revenues will depend solely on our ability to successfully commercialize ILUVIEN on our own in the U.S., Germany, Portugal and the United Kingdom. We launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013, and the U.S. and Portugal in the first quarter of 2015. A commercial launch of this size is a significant undertaking that requires substantial financial and managerial resources.

As of December 31, 2015, we had 125 employees, 86 of whom were located in the U.S. and 39 of whom were located in the United Kingdom, Germany, Portugal and France. We began building our U.S. commercial infrastructure in the fourth quarter of 2014 following the FDA approval of ILUVIEN in the third quarter of 2014 with the addition of sales management, field sales representatives, payor relations specialists, reimbursement support specialists and other positions. As of December 31, 2015, our commercial U.S. organization included 49 employees. As our development and commercialization plans and strategies evolve beyond our initial planned EEA launches, we will need to further expand the size of our organization by recruiting additional managerial, operational, sales, marketing, financial and other personnel.

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

•
the lack of complementary products or additional labeled indications for ILUVIEN to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

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

The regulatory approval of ILUVIEN in any additional countries is uncertain. Failure to obtain regulatory approval in additional foreign jurisdictions would prevent us from marketing ILUVIEN in additional markets, which may have an adverse effect on our business and results of operations.

ILUVIEN has received marketing authorization in the U.S., Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and the United Kingdom. We intend to continue to pursue market authorizations for ILUVIEN internationally in additional jurisdictions. In order to market our products in foreign jurisdictions, we will be required to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements.

The research, testing, manufacturing and marketing of drug products are subject to extensive regulation by U.S. federal, state and local government authorities, including the U.S. Food and Drug Administration (FDA) and similar entities in other countries. The approval procedure varies among countries and jurisdictions and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval or approval in the seventeen EEA countries in which ILUVIEN has received marketing authorization. To obtain regulatory approval of a product, we must demonstrate to the satisfaction of the regulatory agencies that, among other things, the product is safe and effective for its intended use. In addition, we must show that the manufacturing facilities used to produce the products are in compliance with current Good Manufacturing Practice (cGMP) regulations or their equivalent in the jurisdiction in which we are seeking approval.

The process of obtaining regulatory approvals and clearances in jurisdictions where ILUVIEN is not approved will require us to expend substantial time and capital. Despite the time and expense incurred, regulatory approval is never guaranteed. The number of preclinical and clinical tests that will be required for regulatory approval varies depending on the drug candidate, the disease or condition for which the drug candidate is in development, the jurisdiction in which we are seeking approval and the regulations applicable to that particular drug candidate. Regulatory agencies, where drugs are regulated, can delay, limit or deny approval of a drug candidate for many reasons, including that:

•	regulatory agencies may interpret data from preclinical and clinical testing in different ways from those which we do;

•	they may not approve of our manufacturing processes;

•	a drug candidate may not be safe or effective;

•	they may conclude that the drug candidate does not meet quality standards for stability, quality, purity and potency; and

•	they may change their approval policies or adopt new regulations.

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

We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize ILUVIEN in any additional market. The failure to obtain these approvals could harm our business materially. Further, a delay in the commercial launch of ILUVIEN could result in the withdrawal of our marketing or regulatory authorization for ILUVIEN in certain jurisdictions, including certain EEA member states where ILUVIEN has already received marketing authorization. The withdrawal of an approval could harm our business materially.

Even if we do receive additional regulatory approvals for ILUVIEN, regulatory agencies may impose limitations on the indicated uses for which ILUVIEN may be marketed, subsequently withdraw approval or take other actions against us or ILUVIEN that would be adverse to our business, including withdrawal of approval if we are unable to commercialize ILUVIEN within certain time periods.

Regulatory agencies generally approve products for particular indications. If any such regulatory agency approves ILUVIEN for a limited indication, the size of our potential market for ILUVIEN will be reduced. ILUVIEN has received marketing authorization in Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and the United Kingdom for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. In the U.S., the indication for ILUVIEN is different, as ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in IOP. Either of these indications may limit the use of ILUVIEN to a segment of the DME population. Product approvals, once granted, may be withdrawn if problems occur after initial marketing. Further, a delay in the commercial launch of ILUVIEN could result in the withdrawal of our marketing or regulatory authorization for ILUVIEN in certain jurisdictions, including certain EEA member states where ILUVIEN has already received marketing authorization. The marketing, distribution and manufacture of ILUVIEN will be subject to regulation. We will need to comply with facility registration and product listing requirements of the FDA and similar entities in other countries and adhere to the FDA’s Quality System

Regulations. Noncompliance with applicable FDA and similar entities’ requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of ILUVIEN, total or partial suspension of production, refusal of regulatory agencies to grant approvals, withdrawal of approvals by regulatory agencies or criminal prosecution. We would also need to maintain compliance with federal, state and foreign laws regarding sales incentives, referrals and other programs.

ILUVIEN utilizes FAc, a corticosteroid that has demonstrated undesirable side effects in the eye; therefore, the success of ILUVIEN will be dependent upon the achievement of an appropriate relationship between the benefits of its efficacy and the risks of its side-effect profile and the perception of the same.

The use of corticosteroids in the eye has been associated with undesirable side effects, including increased incidence of cataract formation and elevated IOP, which may increase the risk of glaucoma. We have 36 months of clinical data from our two completed Phase 3 pivotal clinical trials (collectively, our FAME Study), but the extent of ILUVIEN’s long-term side-effect profile beyond month 36 is not yet known. We have agreed with EEA regulatory authorities to conduct a five-year post-authorization, open label registry study of the safety of ILUVIEN in 800 patients treated per the labeled indication. Data accumulated from the five-year post-authorization study, or other commercial experience, could result in the withdrawal of ILUVIEN approval in one or more jurisdictions. Further, delay in the commercial launch of ILUVIEN could result in the withdrawal of our marketing or regulatory authorization for ILUVIEN in certain jurisdictions, including certain EEA member states where ILUVIEN has already received marketing authorization. In addition, the perception by physicians of this benefit of efficacy versus the side-effect profile could impact our revenues and revenue growth in our current markets where we sell ILUVIEN or in future markets where we may attempt to sell ILUVIEN.

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

Regulatory approval for any approved product is limited by the regulatory authorities to those specific indications and conditions for which clinical safety and efficacy have been demonstrated.

Any regulatory approval is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the applicable regulatory authorities, including the FDA in the United States and by various regulatory authorities in European. In addition to approval required for new formulations, any new indication for an approved product also requires regulatory approval. If we are not able to obtain regulatory approval for any desired future indications for our products, including ILUVIEN, our ability to effectively market and sell our products, including ILUVIEN, may be reduced and our business may be adversely affected.

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications that are specifically approved by regulatory authority. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow regulatory authority rules and guidelines relating to promotion and advertising may cause the regulatory authority to suspend or withdraw an approved product from the market in the applicable country, require a recall or payment of fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our business.

If we fail to maintain proper and effective internal control over financial reporting or if the interpretations, estimates or judgments utilized in preparing our financial statements prove to be incorrect, our operating results and our ability to operate our business could be harmed.

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

We are also subject to complex tax laws, regulations, accounting principles and interpretations thereof. The preparation of our financial statements requires us to interpret accounting principles and guidance and make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our interpretations, estimates and judgments are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for the preparation of our financial statements. GAAP presentation is subject to interpretation by the SEC, the Financial Accounting Standards Board and various other bodies formed to interpret and create appropriate accounting principles and guidance. In the event that one of these bodies disagrees with our accounting recognition, measurement or disclosure or any of our accounting interpretations, estimates or assumptions, it may have a significant effect on our reported results and may retroactively affect previously reported results. The need to restate our financial results could, among other potential adverse effects, result in us incurring substantial costs, affect our ability to timely file our periodic reports until such restatement is completed, divert the attention of our management and employees from managing our business, result in material changes to our historical and future financial results, result in investors losing confidence in our operating results, subject us to securities class action litigation, and cause our stock price to decline.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial and increasing losses for the foreseeable future.

We launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013, and the U.S. and Portugal in the first quarter of 2015. We are not currently generating revenues that cover our expenses or would cover our anticipated expenses and we cannot estimate with precision the extent of our future losses. ILUVIEN is our only product currently approved for commercial sale. We may never achieve profitability. We expect to continue to incur substantial and increasing losses. As a result of these factors, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. As of December 31, 2015, we have accumulated a deficit of $343.9 million. Our ability to generate significant revenue and achieve profitability is dependent on our ability to successfully market and sell ILUVIEN and expand the geographic areas where we can sell ILUVIEN, and to complete the development of any future products or product candidates and obtain necessary regulatory approvals of any future products or product candidates. We cannot assure you that we will be profitable even if we successfully commercialize ILUVIEN or future products or product candidates. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

Our quarterly operating results and cash flows may fluctuate significantly.

We expect our operating results and cash flows to continue to be subject to quarterly fluctuations. The revenues we generate and our operating results will be affected by numerous factors, including:

•	the commercial success of ILUVIEN;

•	our ability to obtain regulatory approval of ILUVIEN in additional jurisdictions;

•	sales, marketing and medical affairs expenses;

•	manufacturing or supply issues;

•	regulatory developments affecting ILUVIEN, our future product candidates or our competitors’ products;

•	the emergence of products that compete with ILUVIEN;

•	cost of product sales;

•	variations in the level of expenses related to our products or future development programs;

•	the timing and amount of royalties or milestone payments;

•	the status of our preclinical and clinical development programs;

•	our execution of collaborative, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements;

•	any intellectual property infringement or other lawsuit in which we may become involved; and

•	the timing and recognition of stock-based compensation expense.

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

•
Pharmaceutical companies are required to pay an annual non-tax deductible fee to the federal government based on each company’s market share of prior year total sales of branded products to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs and Department of Defense. The aggregate industry wide fee is expected to total $28 billion through 2019, of which $3.0 billion will be payable in 2016. Since we expect our branded pharmaceutical sales to constitute a small portion of the total federal health program pharmaceutical market, we do not expect this annual assessment to have a material impact on our financial condition.

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

The Physician Payment Sunshine Act also imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. In addition, device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in significant civil monetary penalties and potential government action.

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

Further, in some foreign countries the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take 12 months or longer after the receipt of regulatory approval and product launch. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. Our business could be materially harmed if reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels.

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

We believe that ILUVIEN competes with other products that have been or are being developed for the treatment of DME. Currently, DME is treated with biological anti-vascular endothelial growth factor (VEGF) agents, corticosteriods and laser photocoagulation.

There are three biological anti-VEGF agents used to treat DME. Lucentis is currently approved for the treatment of DME, the treatment of diabetic retinopathy in patients with DME, the treatment of neovascular wet age-related macular degeneration (AMD) and the treatment of macular edema following retinal vein occlusion (RVO) in the U.S. and the EEA. Lucentis is marketed in the U.S. by Genentech and in the EEA by Novartis. Eylea is currently approved for the treatment of DME, the treatment of diabetic retinopathy in patients with DME, the treatment of neovascular wet AMD and the treatment of macular edema following RVO in the U.S. and the EEA. Eylea is marketed in the U.S. by Regeneron and in the EEA by Bayer. Avastin, an oncology product marketed by the Roche Group, is used off label by retinal specialists in both the U.S. and in certain countries of the EEA in the treatment of numerous retinal diseases but is not formulated or approved for any ophthalmic use.

Within the corticosteroid class, Ozurdex is currently approved in the U.S. and the EEA for the treatment of DME. Ozurdex is also indicated for macular edema resulting from RVO and for uveitis in the U.S. and the EEA. Ozurdex is marketed in the U.S. and EEA by Allergan. Intravitreal triamcinolone is utilized by some physicians for the treatment of DME although it is not approved for DME.

Retinal specialists are currently using laser photocoagulation for the treatment of DME, and may continue to use these therapies in competition with ILUVIEN. Other laser, surgical or pharmaceutical treatments for DME may also compete against ILUVIEN. These competitive therapies may result in pricing pressure even if ILUVIEN is otherwise viewed as a preferable therapy.

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

As a result of our European operations, we are subject to increased risk because we incur a significant portion of our operating expenses and receive revenues in multiple currencies other than the U.S. dollar. For example, in our International Segment where we have operating costs in a foreign currency, we are subject to risk if the foreign currency in which our costs are paid appreciates against the currency in which we generate revenue because the appreciation effectively increases our cost in that country. In 2015, for example, this exchange rate or currency effect on our revenues caused them to decrease by $1.2 million compared to 2014. Total revenues in our International Segment were $7.3 million.

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

Although we currently do not have any material collaboration agreements with third-parties, we expect to depend on collaborations to develop and commercialize our products. If we are unable to identify or enter into an agreement with any material third-party collaborator, if our collaborations with any such third-party are not scientifically or commercially successful or if our agreement with any such third-party is terminated or allowed to expire, we could be adversely affected financially or our business reputation could be harmed.

Our business strategy includes entering into collaborations with corporate and academic collaborators for the research, development and commercialization of ILUVIEN and any future products or product candidates. Although we currently do not have any material collaboration agreements with third-parties, we have entered into various agreements under which distributors will provide regulatory, reimbursement or sales and marketing support for future commercialization of ILUVIEN in numerous countries in the Middle East, Canada and Australia. In addition, we have an agreement with a distributor in Italy to provide regulatory, reimbursement and sales and marketing support for future commercialization of ILUVIEN in Italy. Although we expect that these distributors may be able to sell ILUVIEN in the future in these territories, as of December 31, 2015 there have been no significant sales of ILUVIEN in any of these territories by these distributors. Any of these arrangements may not be commercially successful. In the future we may potentially enter into third-party collaboration arrangements including joint sales and marketing arrangements for sales and marketing of ILUVIEN in certain EEA countries and elsewhere outside of North America, and future product development arrangements. If we are unable to identify or enter into an agreement with any material third-party collaborator we could be adversely affected financially or our business reputation could be harmed. Any of these arrangements that we enter into in the future may not be scientifically or commercially successful. The termination of any of these arrangements whether currently in existence or entered into in the future might adversely affect our ability to develop, commercialize and market our products.

The success of our collaboration arrangements depends heavily on the efforts and activities of our collaborators. Our collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations. We expect that the risks which we face in connection with these future collaborations will include the following:

•	our collaboration agreements are expected to be for fixed terms and subject to termination under various circumstances, including, in many cases, on short notice without cause;

•	our collaborators may not promote and market our drugs in the manner we would or as well as we would if we had the resources to do so in their countries;

•
our collaborators may change the focus of their development and commercialization efforts. In recent years there have been a significant number of mergers and consolidations in the pharmaceutical and biotechnology industries, some of which have resulted in the participant companies reevaluating and shifting the focus of their business following the completion of these transactions. The ability of our products to reach their potential could be limited if any of our future collaborators decreases or fails to increase spending relating to such products

•
our collaboration agreements will likely require us to not conduct specified types of research and development in the field that is the subject of the collaboration. These agreements may have the effect of limiting the areas of research and development that we may pursue, either alone or in cooperation with third-parties;

•
our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with our products which are the subject of their collaboration with us.

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

We are highly dependent upon the principal members of our management team, including C. Daniel Myers, our Chief Executive Officer, Richard Eiswirth, our President and Chief Financial Officer, Philip Ashman, Ph.D., our EEA Senior Vice President and EEA Managing Director, Dave Holland, our Senior Vice President of Sales and Marketing and Kenneth Green, Ph.D., our Senior Vice President, Chief Scientific Officer and Global Head of Research and Development. These executives have significant ophthalmic, regulatory industry, sales and marketing, operational, and/or corporate finance experience. The loss of any such executives or any other principal member of our management team may impair our ability to identify, develop and market ILUVIEN and any future products or product candidates.

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

At December 31, 2015, we had U.S. federal and state net operating loss (NOL) carry-forwards of approximately $100.8 million and $84.3 million, respectively, which expire at various dates beginning in 2020 through 2035. Section 382 of the Internal Revenue Code limits the annual utilization of NOL carry-forwards and tax credit carry-forwards following an ownership change in our company. NOL carry-forwards may be subject to annual limitations under Internal Revenue Code Section 382 (or comparable provisions of state law) in the event that certain changes in ownership of our company were to occur. In general, an ownership change occurs for purposes of Section 382 if there is a more than 50% change in ownership of a company over a 3-year testing period. The issuance of shares of our Series A Convertible Preferred Stock in October 2012 constituted such a change in ownership. As a result of this change in ownership, we performed a formal analysis in connection with IRC Section 382 and determined that approximately $13.7 million of our NOL carry-forwards generated prior to the change in ownership could not be utilized in the future. Any future changes in our ownership or sale of our stock could further limit the use of our NOLs in the future. For example, we will need to obtain alternative or additional financing to meet our liquidity requirements under our Term Loan Agreement. If we raise such funds by selling additional equity, this could further limit the use of our NOLs in the future.

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

Any failure or delay in completing clinical trials for any future product candidates could harm our business.

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

The global economic downturn and market instability has made the business climate more volatile and more costly. These economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control. Sales of our products will be dependent, in large part, on reimbursement from government health administration authorities, private health insurers, distribution partners and other organizations in the U.S., Germany, Portugal and the United Kingdom. As a result of negative trends in the general economy in the jurisdictions in which we may do business, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. In addition, health authorities in some jurisdictions may reduce reimbursements, and private insurers may increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could negatively affect our product sales and revenue.

In addition, we rely on third parties for several important aspects of our business. During challenging and uncertain economic times and in tight credit markets, there may be a disruption or delay in the performance of our third party contractors, suppliers or partners. If such third parties are unable to satisfy their commitments to us, our business and results of operations would be adversely affected. For the year ended December 31, 2015, two customers in the U.S. accounted for approximately 68% of our total consolidated revenues. There were no customers that accounted for more than 10% of our total consolidated revenues for the year ended December 31, 2014. For the year ended December 31, 2013, two pharmacy customers in Europe accounted for approximately 23% of our total consolidated revenues.

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

Litigation or third-party claims of intellectual property infringement would require us to divert resources and may prevent or delay our commercialization of ILUVIEN or the development, regulatory approval of other product candidates.

ILUVIEN or any future products or product candidates may infringe upon other parties’ intellectual property rights that are protected by patents or patent applications. Third-parties may now or in the future own or control these patents and patent applications in the U.S. and abroad. These third-parties could bring claims against us or our collaborators that would cause us to incur substantial expenses or divert substantial employee resources from our business and, if successful, could cause us to pay substantial damages or prevent us from developing any future product candidates. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay manufacturing, sales, research or development, of the product or product candidate that is the subject of the suit.

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

As a result of patent infringement claims, or in order to avoid potential claims, we or our collaborators may choose to seek, or be required to seek, a license from the third-party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be forced to cease some aspect of our business operations, or be prevented from commercializing a product or if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly.

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

The strength of our patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. In addition to the rights we have licensed from pSivida relating to ILUVIEN, we rely upon intellectual property we own, including patents, patent applications and trade secrets. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third-parties from developing or designing around these patents. As of December 31, 2015, the patent rights relating to ILUVIEN licensed to us from pSivida include six U.S. patents that expire between March 2019 and August 2027, two European patents expiring in April of 2021 and October of 2024, and counterpart filings to these patents in a number of other jurisdictions. No patent term extension will be available for any of these U.S. patents, European patent or any of our licensed U.S. or European pending patent applications. After these patents expire in August 2027 in the U.S. and October of 2024 in Europe, we will not be able to block others from marketing FAc in an implant similar to ILUVIEN. Moreover, it is possible that a third-party could successfully challenge the scope (i.e., whether a patent is infringed), validity and enforceability of our licensed patents prior to patent expiration and obtain approval to market a competitive product.

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

Our business exposes us to the risk of product liability claims, which is inherent in the manufacturing, testing and marketing of drugs and related products. We face an increased risk of product liability as we further commercialize ILUVIEN, especially in the U.S. If the use of ILUVIEN or one or more of our future products harms people, we may be subject to costly and damaging product liability claims. We believe that we may be at a greater risk of product liability claims relative to other pharmaceutical companies because ILUVIEN is inserted into the eye, and it is possible that we may be held liable for eye injuries of patients who receive ILUVIEN. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forego further commercialization of ILUVIEN or one or more of our future products. Even if we are not held liable, product liability lawsuits could cause adverse publicity and decrease the demand for ILUVIEN, which could have a material adverse effect on our business, results or operations and financial condition. Although we maintain product liability insurance covering our clinical trial activities and our product sales, our aggregate coverage limit under these insurance policies is limited to $10.0 million in most jurisdictions, and while we believe this amount of insurance is sufficient to cover our product liability exposure, these limits may not be high enough to fully cover potential liabilities. The insurance provides worldwide coverage where allowed by law. As product revenue is generated in new countries, we intend to obtain compulsory coverage in those countries that require it. However, we may not be able to obtain or maintain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims. If we are unable to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. These liabilities could prevent or interfere with our product development and commercialization efforts.

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

We completed our Initial Public Offering (IPO) in April 2010 at a price of $11.00 per share. Subsequently, our common stock has traded as low as $1.09 per share. The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	our ability to successfully commercialize ILUVIEN in the U.S., Germany, Portugal and the United Kingdom;

•	the ability of ILUVIEN to be approved in any additional jurisdiction;

•	the ability of ILUVIEN or any future products or product candidates, if approved in additional jurisdictions, to achieve commercial success;

•	FDA or international regulatory actions, including failure to receive or maintain regulatory approval for ILUVIEN or any future products or product candidates;

•	quarterly variations in our results of operations or those of our competitors;

•	announcements by us or our competitors of acquisitions, regulatory approvals, clinical milestones, new products, significant contracts, commercial relationships or capital commitments;

•	third-party coverage and reimbursement policies;

•	our ability to meet our repayment and other obligations under our loan agreements;

•	additions or departures of key personnel;

•	commencement of, or our involvement in, litigation;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	any major change in our board of directors or management;

•	results from our clinical trial programs;

•	our ability to develop and market new and enhanced products or product candidates on a timely basis;

•	general economic conditions and slow or negative growth of our markets; and

•	political instability, natural disasters, war and/or events of terrorism.

From time to time, we estimate the timing of the accomplishment of various regulatory, scientific, clinical and other product development goals or milestones. These milestones may include the submission of regulatory filings, the notification of the results of regulatory filings and the anticipated commercial launch of ILUVIEN in various new jurisdictions or for new or expanded indications, or any future products or product candidates and the commencement or completion of scientific studies and clinical trials. Also, from time to time, we expect that we will publicly announce the anticipated timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, our stock price may decline and the further commercialization of ILUVIEN or any future products or product candidates may be delayed.

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

Investors that participated in our Series A Convertible Preferred Stock financing, certain of our large shareholders and our executive officers, key employees, directors and their affiliates beneficially own, in the aggregate, a majority of the outstanding voting power of our common stock, assuming the exercise of the outstanding warrants to purchase shares of our Series A Convertible Preferred Stock. As a result, these stockholders, if acting together, may be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, and this concentration of voting power may have the effect of delaying or impeding actions that could be beneficial to you, including actions that may be supported by our Board of Directors.

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

We also have the right to sell common shares of our stock through an at-the-market offering. For example, in 2015, we sold a total of 268,978 shares of common stock at a weighted average price of $3.07 per share pursuant to our at-the-market offering through Cowen and Company, LLC (Cowen) Pursuant to our sales agreement with Cowen, we could sell additional shares of common stock in the future if we determined it was appropriate or necessary to do so, which could cause a significant reduction in the market price of our common stock.

In addition to our outstanding common stock, as of December 31, 2015, there were a total of 9,475,890 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options granted under our equity incentive plans. Upon the exercise of these options, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under the SEC’s Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms.

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

To the extent we raise additional capital by issuing equity securities; our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, during the fourth quarter of 2015 we sold 268,978 shares of common stock at a weighted average price of $3.07 per share pursuant to an at-the-market offering. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to existing stockholders. In addition, the Series A Convertible Preferred Stock is entitled to price-based anti-dilution protection in connection with certain financings, which has the potential to further dilute our other stockholders.

Pursuant to our 2010 Equity Incentive Plan, our Board of Directors is authorized to grant stock options to our employees, directors and consultants. The number of shares available for future grant under our 2010 Equity Incentive Plan increases each year by an amount equal to the lesser of 4% of all shares of our capital stock outstanding as of January 1st of each year, 2,000,000 shares, or such lesser number as determined by our Board of Directors. On January 1, 2016, an additional 1,800,233 shares became available for future issuance under our 2010 Equity Incentive Plan in accordance with the annual increase. In addition, we have reserved 422,161 shares of our common stock for issuance under our 2010 Employee Stock Purchase Plan. The number of shares eligible for purchase is replenished as of January 1st of each year in an amount equal to the shares purchased under the plan in the preceding year. As such, on January 1, 2016, an additional 72,261 shares became available for future issuance under our 2010 Employee Stock Purchase Plan.

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

•	increase or decrease the authorized number of shares of Series A Convertible Preferred Stock;

•
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

•
amend our certificate of incorporation or the certificate of designation of the Series A Convertible Preferred Stock, in each case in a manner that adversely affects the rights, preference or privileges of the Series A Convertible Preferred Stock;

•
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

•
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

•
authorize or approve any increase to the number of aggregate shares of capital stock reserved for issuance pursuant to stock option, stock purchase plans or other equity incentive plans such that the total aggregate number of shares issued under such plans and reserved for issuance under such plans (on an as-converted basis) exceeds the number of shares issued and reserved for issuance under such plans (on an as-converted basis) on the date of the closing of the Series A Convertible Preferred Stock financing by more than 20% (as adjusted for stock splits, combinations, stock dividends, recapitalizations and the like), provided that any increases resulting solely from the annual increases resulting from the “evergreen” provisions of equity incentive plans in effect on the date of the closing of the Series A Convertible Preferred Stock financing shall not be subject to this restriction and shall not be included for purposes of determining whether such 20% increase has occurred; or

•
issue stock or other equity securities of any subsidiary (other than to us or another of our wholly-owned subsidiaries or declare or pay any dividend or other distribution of cash, shares or other assets or redemption or repurchase of shares of any subsidiary; or (viii) incur any secured indebtedness other than certain limited debt transactions. There is no guarantee that the holders of the Series A Convertible Preferred Stock would approve any such restricted action, even where such an action would be in the best interests of our stockholders. Any failure to obtain such approval could harm our business and result in a decrease in the value of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our U.S. headquarters are located in Alpharetta, Georgia, consisting of approximately 18,000 square feet of office space. Our lease for this facility expires in September 2021. Our EEA headquarters are located in Aldershot, United Kingdom, consisting of approximately 6,100 square feet of office space. Our lease for this facility expires in December 2024, however is cancelable without penalty in December 2019. We also lease space located in Berlin, Germany, Lisbon, Portugal and Paris, France, each consisting of less than 1,000 square feet of office space. Our lease for these facilities in Germany, Portugal and France expire in June 2018, July 2016 and March 2016, respectively. We anticipate that following the expiration of the leases, additional or alternative space will be available at commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS
The Company is not a party to any material pending legal proceedings, and management is not aware of any contemplated proceedings by governmental authorities against the Company.
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

Year Ended December 31, 2015	High	Low
First quarter 2015	$5.92	$4.12
Second quarter 2015	$5.18	$3.98
Third quarter 2015	$5.03	$1.94
Fourth quarter 2015	$3.45	$2.00

Year Ended December 31, 2014	High	Low
First quarter 2014	$8.44	$4.29
Second quarter 2014	$8.36	$5.00
Third quarter 2014	$6.54	$4.58
Fourth quarter 2014	$6.48	$4.64

Holders
As of March 11, 2016 there were 35 holders of record of our common stock.

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

Stock Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates such information by reference into such filing.
The following graph shows a five year comparison of cumulative total stockholders’ returns for our common stock, the NASDAQ and the NASDAQ Biotechnology Index. The comparison of the total cumulative return on investment, which is the change in the quarterly stock price plus reinvested dividends for each of the quarterly periods, assumes that $100 was invested on December 31, 2010 in the NASDAQ, the NASDAQ Biotechnology Index and our common stock.

Recent Sales of Unregistered Securities
Sales of Unregistered Securities
2014 Series B Preferred Stock Private Placement
On December 12, 2014 we sold an aggregate of 8,291.873 shares of our Series B Convertible Preferred Stock in a private placement to certain accredited institutional investors for $6,030.00 per share. We also issued an additional 124.378 shares of Series B Preferred Stock to such accredited institutional investors as a subscription premium. The sale of the shares resulted in gross proceeds to us of $50.0 million prior to the payment of expenses related to the offering. No underwriters were involved in the foregoing sale of securities. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act under the Securities Act. The recipients of securities in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates issued in such transaction.
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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following table sets forth selected financial data for each of the five years in the period ended December 31, 2015 (in thousands, except share and per share amounts). This financial data should be read together with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this report.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except share and per share data)
NET REVENUE	$22,438	$8,423	$1,872	$—	$—
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,762)	(1,442)	(1,863)	—	—
GROSS PROFIT	20,676	6,981	9	—	—

OPERATING EXPENSES	59,675	39,928	34,413	22,039	21,407
NET LOSS FROM OPERATIONS	(38,999)	(32,947)	(34,404)	(22,039)	(21,407)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(30,645)	$(36,660)	$(51,179)	$(19,746)	$(22,516)
NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS — Basic and diluted	$(0.69)	$(0.91)	$(1.62)	$(0.63)	$(0.72)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	44,450,216	40,397,224	31,579,553	31,462,120	31,362,574

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
Our only commercial product is ILUVIEN®, which has been developed to treat diabetic macular edema (DME). DME is a disease of the retina that affects individuals with diabetes and can lead to severe vision loss and blindness. ILUVIEN has received marketing authorization in the United States (U.S.), Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, and the United Kingdom. In the U.S., ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure (IOP). In the European Economic Area (EEA) countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with DME considered insufficiently responsive to available therapies. As part of the approval process in the EEA, we have committed to conduct a five-year, post-authorization, open label registry study in 800 patients treated with ILUVIEN.
We launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013 and in the U.S. and Portugal in the first quarter of 2015.
In addition, we have entered into various agreements under which distributors will provide regulatory, reimbursement or sales and marketing support for future commercialization of ILUVIEN in numerous countries in the Middle East, Canada, Italy and Australia.
We commenced operations in June 2003. Since our inception we have incurred significant losses. As of December 31, 2015, we have accumulated a deficit of $343.9 million. We expect to incur substantial losses through the continued commercialization of ILUVIEN as we:

•	continue the commercialization of ILUVIEN in the U.S. and EEA;

•	continue to seek regulatory approval of ILUVIEN in other jurisdictions;

•	evaluate the use of ILUVIEN for the treatment of other diseases; and

•	advance the clinical development of any future products or product candidates either currently in our pipeline, or that we may license or acquire in the future.
As of December 31, 2015, we had approximately $31.1 million in cash and cash equivalents.
We launched ILUVIEN in Germany and the United Kingdom, in the second quarter of 2013 and in the U.S. and Portugal in the first quarter of 2015. We do not expect to have positive cash flow from operations until 2017, if at all. Due to the limited revenue generated by ILUVIEN to date, we may have to raise additional capital to fund the continued commercialization of ILUVIEN. If we are unable to raise additional financing, we will need to adjust our commercial plans so that we can continue to operate with our existing cash resources or there may be substantial doubt about our ability to continue as a going concern.
Further, in January 2016, we did not meet a revenue threshold under the covenants of our loan and security agreement (Term Loan Agreement) with Hercules Technology Growth Capital, Inc. (Hercules). While this violation was subsequently waived by Hercules, our current financial forecast for 2016 projects that we must obtain additional or alternative financing or it is probable that we will not be able to comply with our liquidity covenant under the Term Loan Agreement. We are currently pursuing alternative or additional debt financing and have an at-the-market offering in place under which we may sell up to approximately $34.2 million of our common stock. If we are not successful in obtaining additional or alternative financing, we would default under the Term Loan Agreement. In an event of default under our Term Loan Agreement, Hercules may call the Term Loan, and there would be substantial doubt about our ability to continue as a going concern.

Our Agreement with pSivida US, Inc.
We entered into an agreement with pSivida US, Inc. (pSivida) for the use of fluocinolone acetonide (FAc) in pSivida’s proprietary delivery device in February 2005, which was subsequently amended and restated in 2008. pSivida is a global drug delivery company committed to the biomedical sector and the development of drug delivery products. Our agreement with pSivida provides us with a worldwide exclusive license to develop and sell ILUVIEN, which consists of a tiny polyimide tube with a permeable membrane cap on one end and an impermeable silicone cap on the other end that is filled with FAc in a polyvinyl alcohol matrix for delivery to the back of the eye for the treatment and prevention of eye diseases in humans (other than uveitis). This agreement also provides us with a worldwide non-exclusive license to develop and sell pSivida’s proprietary delivery device to deliver other corticosteroids to the back of the eye for the treatment and prevention of eye diseases in humans (other than uveitis) or to treat DME by delivering a compound to the back of the eye through a direct delivery method through an incision required for a 25-gauge or larger needle. We do not have the right to develop and sell pSivida’s proprietary delivery device in connection with indications for diseases outside of the eye or for the treatment of uveitis. Further, our agreement with pSivida permits pSivida to grant to any other party the right to use its intellectual property (i) to treat DME through an incision smaller than that required for a 25-gauge needle, unless using a corticosteroid delivered to the back of the eye, (ii) to deliver any compound outside the back of the eye unless it is to treat DME through an incision required for a 25-gauge or larger needle, or (iii) to deliver non-corticosteroids to the back of the eye, unless it is to treat DME through an incision required for a 25-gauge or larger needle.
The agreement provides that after commercialization of ILUVIEN, pSivida will be entitled to 20% of the net profits, as defined in the amended and restated agreement. In connection with this arrangement we are entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of December 31, 2015 and 2014, pSivida owed us $21.6 million and $13.0 million, respectively, in commercialization costs. Due to the uncertainty of future profits from ILUVIEN, we have fully reserved these amounts in the accompanying consolidated financial statements.
As a result of the Food and Drug Administration’s (FDA) approval of ILUVIEN in September 2014, we paid pSivida a milestone payment of $25.0 million (the pSivida Milestone Payment) in October 2014.
Our Credit Facility
2013 Loan Agreement
In May 2013, Alimera Sciences Limited (Limited), our subsidiary, entered into a loan and security agreement (2013 Loan Agreement) with Silicon Valley Bank (SVB) to provide Limited with additional working capital for general corporate purposes. Under the 2013 Loan Agreement, SVB made a term loan (2013 Term Loan) in the principal amount of $5.0 million to Limited and agreed to provide up to an additional $15.0 million to Limited under a working capital line of credit (2013 Line of Credit). No advances were made at closing under the 2013 Line of Credit and no amounts were outstanding as of December 31, 2013. As a result of entering into the 2013 Loan Agreement, in May 2013, we repaid all amounts owed to lenders under our previous term loan and we recognized a loss on early extinguishment of debt of $153,000 associated with the remaining unamortized deferred financing costs, unamortized discount, the final interest payment, the prepayment penalty and a lender fee.
In April 2014, the 2013 Term Loan was repaid and the 2013 Line of Credit was terminated in connection with the 2014 Loan Agreement described below. Upon repayment of the 2013 Term Loan in April 2014, Limited paid SVB an outstanding loan balance prepayment penalty of $133,000, and an early termination fee of $113,000 in connection with the termination of the 2013 Line of Credit in April 2014. In addition, in accordance with the Financial Accounting Standards Board (FASB)Accounting Standards Codification (ASC) 470-50-40-17, the Company expensed the facility fee and incremental value of the warrants associated with the 2013 Term Loan as part of the loss on early extinguishment.
2014 Loan Agreement, 2015 Loan Amendment and 2016 Loan Amendment
In April 2014, Limited entered into a loan and security agreement (2014 Loan Agreement) with Hercules, which Limited and Hercules later amended in November 2015 (the 2015 Loan Amendment and, together with the 2014 Loan Agreement, the Term Loan Agreement). Under the 2014 Loan Agreement, Hercules made an advance in the initial principal amount of $10.0 million to Limited at closing to provide Limited with additional working capital for general corporate purposes and to repay the 2013 Term Loan. Hercules made an additional advance of $25.0 million to Limited in September 2014 following the approval of ILUVIEN by the FDA to fund the pSivida Milestone Payment. The Term Loan provided for interest only payments through November 2015. The 2015 Loan Amendment extended the interest only payments through May 2017. Interest on the Term Loan accrues at a floating per annum rate equal to the greater of (i) 10.90%, or (ii) the sum of (A) 7.65%, plus (B) the prime rate. Beginning in June 2017, Limited will make eleven equal monthly payments of principal and interest based upon a 30-month amortization schedule followed by a final payment of all remaining outstanding principal and interest in May 2018.

In connection with the initial advance under the Term Loan, Limited paid to Hercules a facility charge of $262,500 and incurred legal and other fees of approximately $383,000. Limited incurred $375,000 in additional fees in connection with the second advance. If Limited repays the Term Loan, as amended, prior to maturity, it will pay Hercules a prepayment penalty of 1.25% of the total principal amount repaid. In connection with the 2015 Loan Amendment, Limited paid to Hercules an amendment fee of $262,500 and agreed to make an additional payment of $1,050,000 equal to 3% of the Term Loan at the time of the final payment in May 2018 (End of Term Payment).
We also agreed to customary affirmative and negative covenants and events of default in connection with these arrangements, including revenue requirements and minimum cash balances. The occurrence of an event of default could result in the acceleration of Limited’s obligations under the Term Loan Agreement and an increase to the applicable interest rate, and would permit Hercules to exercise remedies with respect to the collateral under the Term Loan Agreement. In connection with the amendment, Limited agreed to covenants regarding certain revenue thresholds and liquidity. As of December 31, 2015, we, on a consolidated basis with our subsidiaries, were in compliance with the covenants of the Term Loan Agreement.
In January 2016, we did not meet the revenue threshold covenant. As a result, on March 14, 2016, Limited entered into a second amendment to the Term Loan Agreement (the 2016 Loan Amendment) with Hercules, which waived the covenant violation and amended certain terms of the Term Loan Agreement.
The 2016 Loan Amendment amends the revenue covenant to a rolling three month calculation to first be measured for the three months ending May 31, 2016 and increases the liquidity covenant. The amended liquidity covenant requires us to keep at least $25.0 million in liquidity, with a minimum of $17.5 million in cash. Additionally, in any month in which we have $25.0 million in cash, the revenue requirement will be waived. Upon execution of the 2016 Loan Amendment, Limited paid Hercules an amendment fee of $350,000 and agreed to increase the End of Term Payment to $1,400,000 from $1,050,000, which is payable on the date that the Term Loan Agreement is paid in full.
Our current financial forecast for 2016 projects that we must obtain alternative or additional financing or it is probable that we will not be able to comply with the liquidity covenant. While Hercules may waive financial covenant requirements in the future, there can be no certainty that this will be the case. We are currently pursuing alternatives with various lenders and have an at-the-market offering in place under which we can sell up to approximately $34.2 million of our common stock, however, the avoidance of noncompliance with the liquidity covenant cannot be assured. If we do not maintain compliance with any of its covenants, Hercules could demand immediate repayment in full of the $35.0 million note payable and the End of Term Payment. As a result, the full amount of the related long-term note payable and the End of Term Payment have been classified as current liabilities in the accompanying Balance Sheet at December 31, 2015. Regardless of the noncompliance with financial covenants, we have made every scheduled payment required under the terms of the Term Loan Agreement.
Limited’s obligations to Hercules are secured by a first priority security interest in substantially all of Limited’s assets, excluding intellectual property. Hercules does, however, maintain a negative pledge on Limited’s intellectual property requiring Hercules’ consent prior to the sale of such intellectual property. We and certain of our subsidiaries are guarantors of the obligations of Limited to Hercules under the Term Loan Agreement pursuant to separate guaranty agreements between Hercules and each of Limited and such subsidiaries (Guaranties). Pursuant to the Guaranties, we and these subsidiaries granted Hercules a first priority security interest in substantially all of their respective assets excluding intellectual property.
In connection with Limited entering into the 2014 Loan Agreement, we entered into a warrant agreement with Hercules to purchase up to 285,016 shares of our common stock at an exercise price of $6.14 per share. Sixty percent of the warrants were exercisable at the closing in April 2014 and the remaining forty percent became exercisable upon the funding of the additional $25.0 million to Limited in September 2014. Further, we agreed to amend the warrant agreement in connection with the 2015 Loan Amendment to increase the number of shares issuable upon exercise to 660,377 and decrease the exercise price to $2.65 per share. We recorded the incremental fair value of these warrants as a discount of $1.3 million which is being amortized to interest expense using the effective interest method.
The weighted average interest rates of our notes payable approximate the rate at which we could obtain alternative financing; therefore, the carrying amount of the notes approximated their fair value at December 31, 2015 and 2014, respectively.
Financial Operations Overview
We began generating revenue from ILUVIEN in the second quarter of 2013, but do not expect positive cash flow from operations until late 2017, if at all. In addition to generating revenue from product sales, we intend to seek to generate revenue from other sources such as upfront fees, milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the licensing of ILUVIEN or any future product candidates and other intellectual property. We expect any revenue we generate will fluctuate from quarter to quarter as a result of the nature, timing and amount of any milestone payments we may receive from potential collaborative and strategic relationships, as well as revenue we may receive upon the sale of our products to the extent any are successfully commercialized.
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

•	costs incurred with third parties related to the establishment of a commercially viable manufacturing process for products or product candidates;

•	costs related to production of clinical materials, including fees paid to contract manufacturers;

•	costs related to post marketing authorization studies;

•	costs related to the provision of medical affairs support, including symposia development for physician education;

•	costs related to compliance with FDA, EEA or other regulatory requirements;

•	consulting fees paid to third-parties involved in research and development activities; and

•	costs related to stock options or other stock-based compensation granted to personnel in development functions.
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
Our only commercial product is ILUVIEN, which has received marketing authorization in the U.S., Austria, Belgium, the Czech Republic, Denmark, Finland, Germany, France, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and the United Kingdom. In the U.S., ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in IOP. In the EEA countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. ILUVIEN has not been approved in any jurisdiction other than as set forth above. In order to grant marketing approval, a health authority such as the FDA or foreign regulatory agencies must conclude that clinical and preclinical data establish the safety and efficacy of ILUVIEN or any future products or product candidates with an appropriate benefit to risk profile relevant to a particular indication and that the product can be manufactured under current Good Manufacturing Practice (cGMP) in a reproducible manner to deliver the product’s intended performance in terms of its stability, quality, purity and potency. Until our submissions are reviewed by health authorities, there is no way to predict the outcome of their review. Even if the clinical studies meet their predetermined primary endpoints and a registration dossier is accepted for filing, a health authority could still determine that an appropriate benefit to risk relationship does not exist for the indication that we are seeking. We cannot forecast with any degree of certainty whether ILUVIEN or any future products or product candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our development projects or when and to what extent we will receive cash inflows from the commercialization and sale of an approved product candidate.
Within the Operating expenses section of our Consolidated Statements of Operations, we reclassified certain medical affairs support expenses of $448,000 and $429,000 for the year ended December 31, 2014 and 2013, respectively, from sales and marketing expenses to research, development and medical affairs expenses.
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
Within the Operating expenses section of our Consolidated Statements of Operations for the year ended December 31, 2013, we reclassified depreciation expense of $138,000 from general and administrative expenses to depreciation and amortization to conform to the current year presentation.

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
We launched ILUVIEN in Germany and the United Kingdom, in the second quarter of 2013 and the U.S. and Portugal in the first quarter of 2015. We expect significant increases in our sales and marketing expenses as we continue the commercialization of ILUVIEN in these countries.
In November 2012, we entered into a master services agreement with Quintiles Commercial Europe Limited. Under the agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) provided certain services to us in relation to the commercialization of ILUVIEN, in France, Germany and the United Kingdom. In December 2013 and January 2014, respectively, we transitioned our German and United Kingdom country manager positions in-house. In April 2015, we terminated the project orders associated with France and Germany and transitioned the persons employed by Quintiles Commercial to our payroll. In July 2015, we terminated the project orders associated with the United Kingdom and transitioned the covered positions employed by Quintiles Commercial to our payroll. As of December 31, 2015, we have a European management team, local management teams and commercial personnel in France, Germany, Portugal and the United Kingdom totaling 31 persons, of which five are consultants.
In the fourth quarter of 2014, following the FDA approval of ILUVIEN in the U.S., we began establishing the infrastructure to support the anticipated commercial launch of ILUVIEN in the U.S. in the first quarter of 2015 with the addition of regional sales directors, reimbursement specialists and payor relations directors. We hired additional sales and marketing personnel through the first quarter of 2015 for the launch of ILUVIEN and as of December 31, 2015, had a field force of approximately 49 people, including sales personnel, reimbursement specialists and payor relations directors.
Interest Expense and Other
Interest expense consists primarily of interest and amortization of deferred financing costs and debt discounts associated with an earlier term loan entered into in 2010, the 2013 Term Loan and our current Term Loan Agreement. Interest income consists primarily of interest earned on our cash, cash equivalents and investments.
Change in Fair Value of Derivative Warrant Liability
Warrants to purchase our Series A Convertible Preferred Stock or common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the FASB ASC, are classified as liabilities. We record these derivative financial instruments as liabilities in our balance sheet measured at their fair value. We record the changes in fair value of such instruments as non-cash gains or losses in the consolidated statements of operations.
Basic and Diluted Net Loss Applicable to Common Stockholders per Share of Common Stock
We calculated net loss per share in accordance with ASC 260, Earning Per Share. We had a net loss for all periods presented; accordingly, the inclusion of common stock options and warrants would be anti-dilutive. Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options, warrants for convertible securities and warrants for common stock equivalents. Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive, totaled approximately 32,164,307, 29,994,312 and 27,225,082 for the years ended December 31, 2015, 2014 and 2013, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods of net loss because of their anti-dilutive effect. Therefore, for the years ended December 31, 2015, 2014 and 2013, the weighted average shares used to calculate both basic and diluted loss per share are the same.
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
Revenue Recognition - U.S. Product Sales
Product sales consist of U.S. sales of ILUVIEN. In the U.S., we sell ILUVIEN to a limited number of pharmaceutical distributors who in turn sell the product downstream to pharmacies and physician practices. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, we have no further performance obligations and returns can be reasonably estimated. We record revenue from product sales upon delivery to our pharmaceutical distributors.
Revenue from U.S. product sales is recorded net of applicable provisions for rebates and chargebacks under governmental programs, such as Medicaid and Veterans’ Administration (VA), distribution-related fees and other sales-related deductions. We estimate reductions to product sales based upon contracts with customers and government agencies, statutorily-defined discounts applicable to government-funded programs, estimated payer mix, inventory levels, shelf life of the product and other relevant factors. Calculating these provisions involves management’s estimates and judgments. We review our estimates of rebates, chargebacks and other applicable provisions each period and record any necessary adjustments in the current period’s net product sales.
We estimate reductions to product sales for Medicaid and VA programs and for certain other qualifying federal and state government programs. Based upon our contracts with government agencies, statutorily-defined discounts applicable to government-funded programs, historical experience and estimated payer mix, we estimate and record an allowance for rebates and chargebacks. Our liability for Medicaid rebates consists of estimates for claims that a state will make for a current quarter, claims for prior quarters that have been estimated for which an invoice has not been received and invoices received for claims from prior quarters that have not been paid. Our reserves related to discounted pricing to VA, Public Health Services and other institutions (collectively qualified healthcare providers) represent our estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices we charge to our customers (i.e., pharmaceutical distributors). Our customers charge us for the difference between what they pay for the products and the ultimate selling price to the qualified healthcare providers. Our reserve for this discounted pricing is based on expected sales to qualified healthcare providers and the chargebacks that customers have already claimed.

We have written contracts with our customers that include terms for distribution-related fees. We estimate and record distribution and related fees due to its customers based on gross sales.

Consistent with industry practice, we offer our customers a limited right to return product purchased directly from us, which is principally based upon the product’s expiration date. We will accept returns for three months prior to and up to nine months after the product expiration date. Depending on the circumstances, we may provide replacement products or cash credit for returns. Product returned is generally not resalable given the nature of our products and method of administration. We develop estimates for product returns based upon historical experience, inventory levels, shelf life of the product and other relevant factors. We monitor product supply levels in the distribution channel, as well as sales by its customers to healthcare providers using product-specific data provided by its customers. If necessary, our estimates of product returns may be adjusted in the future based on actual returns experience, known or expected changes in the marketplace, or other factors.

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
Income Taxes
We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate the positive and negative evidence bearing upon the realizability of our deferred tax assets on an annual basis. Significant management judgment is involved in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Due to uncertainties with respect to the realization of our U.S. deferred tax assets due to our history of operating losses, a valuation allowance has been established against our U.S. deferred tax asset balances to reduce the net carrying value to an amount that is more likely than not to be realized. As a result we have fully reserved against the U.S. deferred tax asset balances. The valuation allowances are based on our estimates of taxable income in the jurisdictions in which we operate and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, a change in the valuation allowance may be needed, which could materially impact our financial position and results of operations. Our deferred tax assets primarily consist of net operating loss (NOL) carry-forwards. At December 31, 2015 we had federal NOL carry-forwards of approximately $100.8 million and state NOL carry-forwards of approximately $84.3 million, respectively, that are available to reduce future income otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2029 and 2035 and the state NOL carry-forwards will expire at various dates between 2020 and 2035. We periodically evaluate our NOL carry-forwards and whether certain changes in ownership have occurred that would limit our ability to utilize a portion of our NOL carry-forwards. If it is determined that significant ownership changes have occurred since these NOLs were generated, we may be subject to annual limitations on the use of these NOLs under Internal Revenue Code (IRC) Section 382 (or comparable provisions of state law). The issuance of the Series A Convertible Preferred Stock on October 2, 2012 constituted such a change in ownership. As a result of this change in ownership, we performed a formal analysis in connection with IRC Section 382 and determined that approximately $13.7 million of our NOLs generated prior to the change in ownership could not be utilized in the future. Our remaining NOLs remain subject to future limitation under IRC Section 382.
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

Results of Operations - Segment Review
The following selected unaudited financial and operating data are derived from our consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements. The results and discussions that follow are reflective of how executive management monitors the performance of our reporting segments.
Certain operating expenses are allocated between our reporting segments based on activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates will directly impact the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. There were no significant changes in our expense allocation methodology during 2015, 2014 or 2013. However, in 2015, as a result of the FDA approval of ILUVIEN in the U.S. in late 2014, there was a shift in allocation of research, development and medical affairs costs between segments to more accurately reflect the benefit of those costs on future revenue streams. In addition, there was a shift in sales and marketing and general and administrative activity between segments in late 2014 and 2015 in anticipation and as a result of the commercial launch of ILUVIEN in the U.S.
U.S. Segment

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
NET REVENUE	$15,170	$17	$—
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(792)	(1)	—
GROSS PROFIT	14,378	16	—

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	9,712	5,400	4,110
GENERAL AND ADMINISTRATIVE EXPENSES	8,244	7,496	5,048
SALES AND MARKETING EXPENSES	19,777	4,704	891
DEPRECIATION AND AMORTIZATION	2,491	657	138
OPERATING EXPENSES	40,224	18,257	10,187
NET LOSS FROM OPERATIONS	$(25,846)	$(18,241)	$(10,187)

Year ended December 31, 2015 compared to the year ended December 31, 2014
Net Revenue. Net revenue of approximately $15.2 million for the year ended December 31, 2015, was recognized as a result of the U.S. commercial launch of ILUVIEN in the first quarter of 2015. Net revenue of $17,000 was recognized during the year ended December 31, 2014 as a result of sales of ILUVIEN in the U.S. prior to the commercial launch.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization of approximately $790,000 was recognized for the year ended December 31, 2015, as a result of the U.S. commercial launch of ILUVIEN in the first quarter of 2015. Cost of goods sold, excluding depreciation and amortization of approximately $1,000 was recognized for the for the year ended December 31, 2014, as a result of sales of ILUVIEN prior to the U.S. commercial launch of ILUVIEN in the first quarter of 2015.
Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $4.3 million, or 80%, to approximately $9.7 million for the year ended December 31, 2015, compared to approximately $5.4 million for the year ended December 31, 2014. The increase was primarily attributable to the costs of approximately $2.6 million associated with U.S based research and development in 2015 that in previous years would have been allocated to the International segment and increases of $1.4 million in costs incurred with third parties related to product life cycle management, $1.2 million in scientific communications costs, $890,000 in personnel and related costs associated with our medical science liaison team engaging physicians in the study of ILUVIEN and $570,000 in ongoing post marketing scientific studies of ILUVIEN. These costs were offset by a decrease of approximately $2.4 million in costs incurred in 2014 related to the use of a consultant to assist with the approval of ILUVIEN in the U.S., which included a milestone payment of $2.0 million payable upon FDA approval of ILUVIEN in September 2014.

General and administrative expenses. General and administrative expenses increased by approximately $700,000, or 9%, to approximately $8.2 million for the year ended December 31, 2015, compared to approximately $7.5 million for the year ended December 31, 2014. The increase was primarily attributable to increases of approximately $680,000 in personnel and related costs and $170,000 in office expenses due to our growth to support the launch and commercialization of ILUVIEN in the U.S. These costs were offset by a decrease of $220,000 in professional and legal fees.
Sales and marketing expenses. Sales and marketing expenses increased by approximately $15.1 million, or 321%, to approximately $19.8 million for the year ended December 31, 2015, compared to approximately $4.7 million for the year ended December 31, 2014. The increase was primarily attributable to increases of approximately $11.2 million in personnel and travel costs associated with the commercial team hired for the launch of ILUVIEN in the U.S. in the first quarter of 2015, $2.4 million in media and promotional costs incurred to support the launch and commercialization of ILUVIEN in the U.S. and $1.2 million in costs associated with establishing reimbursement in the U.S.
Depreciation and amortization. Depreciation and amortization increased by approximately $1.8 million, or 273%, to approximately $2.5 million for the year ended December 31, 2015, compared to approximately $660,000 for the year ended December 31, 2014. The increase was primarily attributable to an increase in amortization of $1.4 million associated with an intangible asset which was capitalized in connection with a required payment to pSivida upon FDA approval of ILUVIEN in September 2014. Additional increases in depreciation were primarily attributable to increases as a result of capital leases associated with automobile leases for the U.S. commercialization team.

Year ended December 31, 2014 compared to the year ended December 31, 2013
Net Revenue. Net revenue of approximately $17,000 was recognized for the year ended December 31, 2014, as a result of sales of ILUVIEN prior to the U.S. commercial launch of ILUVIEN in the first quarter of 2015. No U.S. revenue was recognized during the year ended December 31, 2013.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization of approximately $1,000 was recognized for the for the year ended December 31, 2014, as a result of sales of ILUVIEN prior to the U.S. commercial launch of ILUVIEN in the first quarter of 2015. No U.S. cost of goods sold was recognized during the year ended December 31, 2013.
Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $1.3 million, or 31%, to approximately $5.4 million for the year ended December 31, 2014, compared to approximately $4.1 million for the year ended December 31, 2013. The increase was primarily attributable to increases of $990,000 in payroll and related costs for clinical personnel and medical science liaisons hired in the second half of 2014 to support the U.S. launch of ILUVIEN in the first quarter of 2015, $780,000 related to a consultant that was engaged to assist with the pursuit of FDA approval of ILUVIEN in the U.S., $410,000 related to scientific communications in preparation for the commercial launch in the U.S. The increase was offset by a decrease of $1.1 million in costs related to our domestic ancillary clinical studies including the physician utilization study which was completed in the fourth quarter of 2013.
General and administrative expenses. General and administrative expenses increased by approximately $2.5 million, or 50%, to approximately $7.5 million for the year ended December 31, 2014, compared to approximately $5.0 million for the year ended December 31, 2013. The increase was primarily attributable to an increases of approximately $970,000 in personnel and related costs associated with U.S. based employees shifting focus from the International segment to support the U.S. expansion and launch efforts, $510,000 in stock based compensation incurred in connection with the additional hires and contingent options that vested as a result of the FDA approval of ILUVIEN in 2014, $440,000 in personnel costs associated with increased headcount, $380,000 in legal fees and $310,000 in professional fees associated with internal controls compliance and attestation, as our independent auditors were required to opine on our internal controls for the first time for the year ended December 31, 2014.
Sales and marketing expenses. Sales and marketing expenses increased by approximately $3.8 million, or 427%, to approximately $4.7 million for the year ended December 31, 2014, compared to approximately $890,000 for the year ended December 31, 2013. The increase was primarily attributable to increases of $2.7 million in U.S. marketing cost incurred in preparation for the U.S. launch of ILUVIEN, $650,000 in personnel costs associated with U.S. based employees shifting focus to the U.S. sales and marketing effort in late 2014 and $450,000 in payroll and related costs for additional sales and marketing personnel hired in 2014 in preparation for the U.S. launch of ILUVIEN in the first quarter of 2015.
Depreciation and amortization. Depreciation and amortization increased by approximately $520,000, or 371%, to approximately $660,000 for the year ended December 31, 2014, compared to approximately $140,000 for the year ended December 31, 2013. The increase was primarily attributable to amortization of $510,000 associated with an intangible asset which was capitalized in connection with a required payment to pSivida upon FDA approval of ILUVIEN in September 2014.

International Segment

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
NET REVENUE	$7,268	$8,406	$1,872
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(970)	(1,441)	(1,863)
GROSS PROFIT	6,298	6,965	9

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	5,128	6,411	4,748
GENERAL AND ADMINISTRATIVE EXPENSES	5,946	4,875	4,427
SALES AND MARKETING EXPENSES	8,313	10,383	15,051
DEPRECIATION AND AMORTIZATION	64	2	—
OPERATING EXPENSES	19,451	21,671	24,226
NET LOSS FROM OPERATIONS	$(13,153)	$(14,706)	$(24,217)

Year ended December 31, 2015 compared to the year ended December 31, 2014
Net Revenue. Net revenue decreased by approximately $1.1 million, or 13%, to approximately $7.3 million for the year ended December 31, 2015, compared to approximately $8.4 million for the year ended December 31, 2014. The decrease was primarily attributable to decreases in the value of the British pound sterling and the Euro which impacted reported revenue by $1.2 million offset by incremental sales associated with the commercial launch of ILUVIEN in Portugal in 2015.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization decreased by approximately $430,000, or 31%, to approximately $970,000 for the year ended December 31, 2015, compared to approximately $1.4 million for the year ended December 31, 2014. The decrease was primarily attributable to decreases in charges for expiring inventory. In 2015, we recognized approximately $450,000 in invetory reserves as a result of pricing delays in France as compared to $860,000 recorded in 2014 primarily as a result of lower than expected sales in Germany.
Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $1.3 million, or 20%, to approximately $5.1 million for the year ended December 31, 2015, compared to approximately $6.4 million for the year ended December 31, 2014. The decrease was primarily attributable to a reduction of allocated costs of approximately $2.6 million associated with U.S. based research and development in 2015 that in previous years would have been allocated to the International segment. The decrease was offset by increases of approximately $670,000 in ongoing post marketing scientific studies of ILUVIEN, $300,000 in scientific communications costs and $250,000 in pharmacovigilence costs.
General and administrative expenses. General and administrative expenses increased by approximately $1.0 million, or 20%, to approximately $5.9 million for the year ended December 31, 2015, compared to approximately $4.9 million for the year ended December 31, 2014. The increase was primarily attributable to an increase of approximately $480,000 in payroll and related costs due to an increase in our EEA employee headcount and $420,000 in U.S. corporate overhead allocated to the international segment as we grew our infrastructure to support our global business.
Sales and marketing expenses. Sales and marketing expenses decreased by approximately $2.1 million, or 20%, to approximately $8.3 million for the year ended December 31, 2015, compared to approximately $10.4 million for the year ended December 31, 2014. The decrease was primarily attributable to a decrease of approximately $3.3 million associated with the transition of management and market access roles that were contracted from Quintiles Commercial in 2014 and brought in-house in 2015 and a reallocation of corporate resources to the U.S. following FDA approval of ILUVIEN in September 2014, offset by increases of approximately $690,000 for congresses and marketing costs and $370,000 in costs associated with outside consultants.

Year ended December 31, 2014 compared to the year ended December 31, 2013
Net Revenue. Net revenue increased by approximately $6.5 million, or 342%, to approximately $8.4 million for the year ended December 31, 2014, compared to approximately $1.9 million for the year ended December 31, 2013. We initiated the commercial launch of ILUVIEN in Germany and the United Kingdom in the second quarter of 2013 and began recognizing revenue at that time. The increase was primarily due to revenue growth in the United Kingdom following the implementation of NICE guidance for the reimbursement of ILUVIEN in early 2014 as well as continued growth in Germany. No customer accounted for more than 10% of revenue during the year ended December 31, 2014. For the year ended December 31, 2013 two pharmacy customers in Europe accounted for approximately 23% of our total consolidated revenues.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization decreased by approximately $500,000, or 26%, to approximately $1.4 million for the year ended December 31, 2014, compared to approximately $1.9 million for the year ended December 31, 2013. We initiated the commercial launch of ILUVIEN in Germany and the United Kingdom in the second quarter of 2013 and began recognizing cost of goods sold at that time. Cost of goods sold was impacted by two items during the year ended December 31, 2013. During a routine manufacturing inspection, we identified a quality issue related to one of our suppliers that affected certain batches of work in process which resulted in a write-off of $1.4 million. Additionally, we reserved approximately $400,000 for potential United Kingdom inventory expiration as a result of delays in receiving the NICE guidance. For the year ended December 31, 2014, we reserved approximately $860,000 primarily for potential German inventory expiration, as a result of lower than expected sales in Germany.
Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $1.7 million, or 36%, to approximately $6.4 million for the year ended December 31, 2014, compared to approximately $4.7 million for the year ended December 31, 2013. The increase was primarily attributable to increases of $880,000 in additional payroll and related costs associated with additional medical and clinical personnel hired during 2013 to support the commercialization of ILUVIEN in Europe being employed for the full year ended 2014, $370,000 in scientific study costs for an ongoing open label registry study in the EEA, $160,000 in costs associated with maintaining regulatory compliance within EEA jurisdictions in which ILUVIEN has received marketing authorization and $150,000 in medical affairs costs to increase ILUVIEN awareness among doctors in Germany.
General and administrative expenses. General and administrative expenses increased by approximately $500,000, or 11%, to approximately $4.9 million for the year ended December 31, 2014, compared to approximately $4.4 million for the year ended December 31, 2013. The increase was primarily attributable to an increase of approximately $410,000 in European payroll and related costs due to an increase in employee headcount and a shift away from U.S. based employees management and oversight of the international entities. Additionally, there was an increase of approximately $260,000 in general office related expense in establishing new facilities in each of the respective countries. The increase was offset by a reduction of approximately $230,000 in professional fees and insurance expenses.
Sales and marketing expenses. Sales and marketing expenses decreased by approximately $4.7 million, or 31%, to approximately $10.4 million for the year ended December 31, 2014, compared to approximately $15.1 million for the year ended December 31, 2013. The decrease was primarily attributable to a decreases of approximately $1.9 million in costs incurred with Quintiles Commercial for market access assistance in the United Kingdom in 2013 in preparation for the implementation of the NICE guidance for reimbursement, $1.6 million in costs associated with one time launch costs incurred in 2013 for the launch of ILUVIEN in Germany and the United Kingdom, $650,000 in personnel costs associated with U.S. based employees shifting focus to the U.S. sales and marketing effort in late 2014 and $480,000 associated with Quintiles Commercial as certain positions were transitioned to us over the course of 2014.

Consolidated other income and expense
The following selected unaudited financial and operating data are derived from our consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
NET LOSS FROM OPERATIONS	$(38,999)	$(32,947)	$(34,404)

INTEREST EXPENSE AND OTHER	(4,693)	(2,090)	(533)
UNREALIZED FOREIGN CURRENCY (LOSS) GAIN, NET	(106)	(542)	825
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	(440)	(153)
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	13,283	283	(11,964)
NET LOSS BEFORE TAXES	(30,515)	(35,736)	(46,229)
PROVISION FOR TAXES	(130)	(174)	—
NET LOSS	$(30,645)	$(35,910)	$(46,229)

Year ended December 31, 2015 compared to the year ended December 31, 2014
Interest expense and other. Interest expense and other increased by approximately $2.6 million, or 124%, to approximately $4.7 million for the year ended December 31, 2015, compared to approximately $2.1 million for the year ended December 31, 2014. The increase was primarily attributable to higher principal balances for the year ended December 31, 2015 as a result of the increase in the average principal year over year under the Term Loan Agreement,under which we borrowed an additional $25.0 million in September 2014.
Unrealized foreign currency (loss) gain, net. Unrealized foreign currency (loss) gain, net was a loss of approximately $110,000 for the year ended December 31, 2015, compared to a loss of approximately $540,000 for the year ended December 31, 2014. The 2015 and 2014 unrealized foreign currency losses were primarily attributable to the weakening of the Euro during the period and the revaluation of Limited’s U.S. dollar denominated liabilities.
Change in fair value of derivative warrant liability. During the year ended December 31, 2015, we recognized a gain of approximately $13.3 million related to the decrease in the fair value of our derivative warrant liability. During the year ended December 31, 2014, we recognized a gain of approximately $280,000 related to the decrease in the fair value of our derivative warrant liability. The change in fair value was primarily due to a decrease in the fair market value of our underlying common stock during the years ended December 31, 2015 and 2014.

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
Unrealized foreign currency (loss) gain, net. Unrealized foreign currency (loss) gain, net was a loss of approximately $540,000 for the year ended December 31, 2014, compared to a gain of approximately $830,000 for the year ended December 31, 2013. The 2014 unrealized foreign currency loss was primarily attributable to the weakening of the Euro during 2014 and the revaluation of Alimera Sciences Limited’s U.S. dollar denominated liabilities. The 2013 unrealized foreign currency gain was primarily attributable to the strengthening of the Euro during 2013 and the revaluation of Alimera Sciences Limited’s U.S. dollar denominated liabilities.
Change in fair value of derivative warrant liability. During the year ended December 31, 2014, we recognized a gain of approximately $280,000 related to the decrease in the fair value of our derivative warrant liability. The change in fair value was primarily due to a decrease in the fair market value of our underlying common stock during the year ended December 31, 2014.

During the year ended December 31, 2013, we recognized a loss of approximately $12.0 million related to the increase in the fair value of our derivative warrant liability. The change in fair value was primarily due to an increase in the fair market value of our underlying common stock during the year ended December 31, 2013.
Liquidity and Capital Resources
Since inception, we have incurred recurring losses, negative cash flow from operations and have accumulated a deficit of $343.9 million from our inception through December 31, 2015. We have funded our operations through the public and private placement of common stock, convertible preferred stock, warrants, the sale of certain assets of the non-prescription business in which we were previously engaged and certain debt facilities.
In September 2014, we entered into a sales agreement with Cowen and Company, LLC (Cowen) to offer shares of our common stock, $0.01 par value per share, from time to time through Cowen, as our sales agent for the offer and sale of the shares up to an aggregate offering price of $35.0 million. We pay a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the sales agreement. We intended to use the net proceeds from this offering for general corporate purposes, including capital expenditures, debt repayments and working capital. In 2015, we sold a total of 268,978 shares of common stock at a weighted average price of $3.07 per share through our at-the-market offering, for total net proceeds of approximately $800,000, further reduced by approximately $79,000 of related issuance costs and placement agent fees.
As of December 31, 2015, we had approximately $31.1 million in cash and cash equivalents. We launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013 and in the U.S. and Portugal in the first quarter of 2015. Due to the limited revenue generated by ILUVIEN to date, we may have to raise additional capital to fund the continued commercialization of ILUVIEN. If we are unable to raise additional financing, we will need to adjust our commercial plans so that we can continue to operate with our existing cash resources. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control and we may need funds sooner than currently anticipated.
In January 2016, we did not meet a revenue threshold under the covenants of the Term Loan Agreement. Limited entered into the 2016 Loan Amendment, which waived the covenant violation and amended certain terms of the Term Loan Agreement. The 2016 Loan Amendment amends the revenue covenant to a rolling three month calculation to first be measured for the three months ending May 31, 2016 and increases the liquidity covenant. The amended liquidity covenant requires us to keep at least $25.0 million in liquidity, with a minimum of $17.5 million in cash. Additionally, in any month in which we have $25.0 million in cash, the revenue requirement will be waived. Our current financial forecasts for 2016 project that we must obtain alternative or additional financing otherwise it is probable that we will not be able to comply with the liquidity covenant. We are currently pursuing alternative or additional debt financing and have an at-the-market offering in place under which we may sell up to approximately $34.2 million of our common stock. If we are not successful, we will be in default of the Term Loan Agreement. In an event of default under our Term Loan Agreement, Hercules may call the Term Loan.
We cannot be sure that alternative or additional financing will be available when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders especially in light of the current difficult financial environment. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result and the terms of any new equity securities may have a preference over our common stock. If we attempt to raise additional funds through strategic collaboration agreements and debt financing, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements, or the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to commercialize ILUVIEN or any future products or product candidates or operate our business.
For the twelve months ended December 31, 2015, cash used in our operations of $45.4 million was primarily due to our net loss of $30.6 million, which is subject to further adjustment for non-cash items. These items included approximately$13.3 million for a non-cash gain for the change in our derivative warrant liability, charges of approximately $5.0 million for stock compensation expense, $2.6 million of depreciation and amortization expense, $840,000 of amortization of our debt discount, $450,000 in inventory reserves and $110,000 for unrealized foreign currency transactions losses. Further impacting cash from operations was an increase in accounts receivable of $8.9 million, decrease in accounts payable, accrued expenses and other current liabilities of $1.9 million and increase in inventory of $390,000. Accounts receivable increased primarily due to the U.S. launch of ILUVIEN during the first quarter of 2015. Accounts payable, accrued expenses and other current liabilities decreased primarily due to the milestone payment of $2.0 million paid to a consultant that was engaged to assist with the pursuit of approval of ILUVIEN in the U.S. and a decrease of $1.2 million in amounts payable to Quintiles Commercial, offset by increases of $460,000 in accruals associated with accrued rebate, chargeback and other revenue reserves, $450,000 in clinical studies accruals and $300,000 in commissions payable to our U.S. sales force.

For the twelve months ended December 31, 2014, cash used in our operations of $24.3 million was primarily due to our net loss of $35.9 million, increased by $280,000 for a non-cash gain for the change in our derivative warrant liability and offset by non-cash charges of approximately $3.9 million for stock compensation expense, $660,000 of depreciation and amortization expense, $540,000 for unrealized foreign currency transactions, $460,000 amortization of deferred financing costs and debt discount and $440,000 for the loss from early extinguishment of debt. Further impacting cash from operations was an increase in accounts payable, accrued expenses and other current liabilities of $6.1 million and increase in accounts receivable of $440,000. The increase in accounts payable, accrued expenses and other current liabilities of $6.1 million was primarily due to increases of $2.6 million of amounts payable to Quintiles Commercial and $2.0 million for a milestone payment payable to a consultant that was engaged to assist with the pursuit of approval of ILUVIEN in the U.S.
For the twelve months ended December 31, 2013, cash used in our operations of $37.8 million was primarily due to our net loss of $46.2 million, offset by a non-cash loss of $12.0 million for a change in derivative warrant liability and by non-cash charges of $2.5 million for stock compensation expense, and increased by a non-cash gain of $830,000 for unrealized foreign currency transactions. Further decreasing cash was a decrease in accounts payable, accrued expenses and other current liabilities of $2.6 million and increases in prepaid expenses and other current assets of $1.4 million, inventory of $1.4 million and accounts receivable of $480,000. The decrease in accounts payable, accrued expenses and other current liabilities of $2.6 million was primarily due to decreases of $2.0 million in amounts paid to Quintiles Commercial. The increase in prepaid expense and other current assets of $1.4 million was primarily due to increases of $1.3 million in advances to Quintiles Commercial during the fourth quarter of 2013.
For the year ended December 31, 2015, net cash used in our investing activities was approximately $450,000, which was primarily due to the purchase of drug safety management software.
For the year ended December 31, 2014, net cash used in our investing activities was approximately $25.8 million, which was primarily due to the payment of a $25.0 million milestone payment to pSivida which was payable upon the FDA’s approval of ILUVIEN in September 2014.
For the year ended December 31, 2013, net cash used in our investing activities was approximately $970,000, which was primarily due to the purchase of back-up manufacturing equipment for ILUVIEN.
For the year ended December 31, 2015, net cash provided by our financing activities was approximately $630,000. During the fourth quarter of 2015 we sold 268,978 shares of common stock at a weighted average price of $3.07 per share for proceeds of approximately $800,000 excluding approximately $79,000 of related issuance costs and placement agent fees. Further increasing cash from our financing activities was $570,000 from the proceeds from exercises of stock options. These increases were offset by decreases due to the payment of issuance costs of approximately $330,000 in January 2015 associated with the sale of our Series B Convertible Preferred Stock in December 2014, $290,000 in payments on capital leases and $260,000 in fees to modify our Term Loan Agreement.
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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2015:

	Payments Due by Future Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5+ Years
	(in thousands)
Note payable (1)	$35,000	$35,000	$—	$—	$—
Operating leases	2,816	557	1,641	618	—
Capital leases	1,284	396	888	—	—
Total	$39,100	$35,953	$2,529	$618	$—

(1) Amounts do not include interest on our note payable which accrues at a floating per annum rate equal to the greater of (i) 10.90%, or (ii) the sum of (A) 7.65%, plus (B) the prime rate. In addition, amounts do not include a required $1.05 million payment at the termination of the note. Amounts are considered payable in less than 1 year due as our current financial forecasts for 2016 project that we must obtain alternative or additional financing or it is probable that we will not be in compliance with the liquidity covenant, as discussed above.

The following has not been included in the table above as the timing of the payments is uncertain:
In May 2013, we entered into an agreement with the first of two CROs for clinical and data management services to be performed in connection with the five-year, post-authorization, open label registry study of 800 patients treated with ILUVIEN per the labeled indication in the EEA. Since May of 2013 eight additional agreements have been entered into for work with these CROs. For the years ended December 31, 2015, 2014 and 2013, we incurred $591,000, $346,000 and $222,000, respectively, of expense associated with these agreements. At December 31, 2015, $150,000 is recorded in outsourced services payable. As of December 31, 2015 we expect to incur an additional $810,000 of expense associated with these agreements through December 31, 2019.
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
Adoption of New Accounting Standards
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and the standard is to be retrospectively applied to all periods presented upon adoption. We elected to early adopt ASU 2015-03 effective December 31, 2015, and as a result reclassified $629,000 and $754,000 from deferred financing costs to note payable, net of discount in our Consolidated Balance Sheet as of December 31, 2015 and 2014, respectively.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We elected to early adopt ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.
Accounting Standards Issued But Not Yet Effective
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
In June 2014, the FASB issued ASU 2014-12, Compensation Stock - Compensation (Topic 718). ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. Our management does not expect there to be a material impact upon adopting this guidance in our financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. ASU 2014-15 provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Our management does not expect there to be a material impact upon adopting this guidance in our financial statements.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Liquidity
See the “Liquidity and Capital Resources” section of this annual report on Form 10-K for additional discussion of liquidity and related risks.
Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our loan agreement with Hercules. We do not believe we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $355,000 increase in interest expense for the year ended December 31, 2015.
Credit Quality Risk
We are subject to credit risk in connection with accounts receivable from our product sales of ILUVIEN. We have contractual payment terms with each of our customers, and we monitor our customers’ financial performance and credit worthiness so that we can properly assess and respond to any changes in their credit profile. During the year ended December 31, 2015 we did not recognize any charges for write-offs of accounts receivable. During the year ended December 31, 2014, we recognized $21,000 for write-offs of accounts receivable. During the year ended December 31, 2013, we did not recognize any charges for write-offs of accounts receivable. As of December 31, 2015, two individual customers accounted for 88% of our accounts receivable balances. There were no customers that accounted for more than 10% of accounts receivable at December 31, 2014.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related consolidated financial statement schedules required to be filed are indexed on page 71 and are incorporated herein.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2015, based on criteria for effective internal control over financial reporting established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2015 based on the specified criteria.
The independent registered public accounting firm of Grant Thornton LLP, as auditor of the consolidated balance sheets of Alimera Sciences Inc. and its subsidiaries as of December 31, 2015 and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2015, has issued an attestation report on the Company’s internal control over financial reporting, which is included on page 65.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Alimera Sciences, Inc.,

We have audited the internal control over financial reporting of Alimera Sciences, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 15, 2016

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors, including the audit committee and audit committee financial experts, and executive officers corporate governance, our code of conduct and compliance with Section 16(a) of the Exchange Act will be included in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of fiscal year ended December 31, 2015 (2016 Proxy Statement) and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item regarding executive compensation will be included in our 2016 Proxy Statement and is incorporated herein by reference, except that information required by Item 407(e)(5) of Regulation S-K will be deemed furnished in this Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item regarding security ownership and certain beneficial owners and management will be included in our 2016 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under our existing equity compensation plans, including our 2010 Equity Incentive Plan (“2010 Plan”), 2005 Equity Incentive Plan (“2005 Plan”), 2004 Equity Incentive Plan (“2004 Plan”) and our 2010 Employee Stock Purchase Plan (“ESPP”).

	A		B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category
Equity compensation plans approved by security holders	9,475,890	(1)	$3.43	830,812	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	9,475,890		$3.43	830,812

(1)
Of these shares, 8,104,754 were subject to options then outstanding under the 2010 Plan, 68,190 were subject to options then outstanding under the 2005 Plan and 1,302,946 were subject to options then outstanding under the 2004 Plan.

(2)
Represents 408,651 shares of common stock available for issuance under our 2010 Plan and 422,161 shares of common stock available for issuance under our ESPP. No shares are available for future issuance under the 2005 Plan or 2004 Plan. In addition, our 2010 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the least of: (1) 2,000,000 shares of our common stock; (2) 4% of the shares of common stock outstanding at that time; and (3) such other amount as our board of directors may determine. On January 1, 2016, an additional 1,800,233 shares became available for future issuance under our 2010 Plan in accordance with the annual increase. In addition, our ESPP provides for annual increases in the number of shares available for issuance thereunder equal to such number of shares necessary to restore the number of shares reserved thereunder to 494,422 shares of our common stock. As such, on January 1, 2016, an additional 72,261 shares became available for future issuance under our ESPP. These additional shares from the annual increase under the 2010 Plan and the ESPP are not included in the table above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2016 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item regarding principal accounting fees and services will be included in our 2016 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
(a) The following documents are filed as part of, or incorporated by reference into, this annual report on Form 10-K:
1.Financial Statements. See Index to Financial Statements under Item 8 of this annual report on Form 10-K.
2.Financial Statement Schedules. All schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or related notes.
3.Exhibits. We have filed, or incorporated into this annual report on Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index immediately following the financial statements contained in this annual report on Form 10-K.
(b) Exhibits. See Item 15(a)(3) above.
(c) Financial Statement Schedules. See Item 15(a)(2) above.

Signatures
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Alpharetta, Georgia, on March 15, 2016.

ALIMERA SCIENCES, INC.

By:	/s/ C. Daniel Myers
Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Daniel Myers	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2016
C. Daniel Myers

/s/ Richard S. Eiswirth, Jr.	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2016
Richard S. Eiswirth, Jr.

/s/ James R. Largent	Chairman of the Board of Directors	March 15, 2016
James R. Largent

/s/ Mark J. Brooks	Director	March 15, 2016
Mark J. Brooks

/s/ Brian K. Halak, Ph.D.	Director	March 15, 2016
Brian K. Halak, Ph.D.

/s/ Peter J. Pizzo, III	Director	March 15, 2016
Peter J. Pizzo, III

/s/ Calvin W. Roberts, M.D.	Director	March 15, 2016
Calvin W. Roberts, M.D.

/s/ Glen Bradley, Ph.D.	Director	March 15, 2016
Glen Bradley, Ph.D.

/s/ Garheng Kong, M.D., Ph.D.	Director	March 15, 2016
Garheng Kong, M.D., Ph.D.

ALIMERA SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Alimera Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Alimera Sciences, Inc (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alimera Sciences, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses, negative cash flow from operations, and has an accumulated deficit of $344 million as of December 31, 2015. These conditions, along with the other matters as set forth in Note 3, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 15, 2016

ALIMERA SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 AND 2014

	December 31,
	2015	2014
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$31,075	$76,697
Restricted cash	37	—
Accounts receivable, net	9,799	850
Prepaid expenses and other current assets	2,696	3,234
Inventory, net (Note 4)	1,552	1,734
Total current assets	45,159	82,515
NON-CURRENT ASSETS:
Property and equipment — at cost less accumulated depreciation	2,553	1,653
Intangible asset, net	22,549	24,490
Deferred tax asset	223	—
TOTAL ASSETS	$70,484	$108,658
CURRENT LIABILITIES:
Accounts payable	$4,002	$5,021
Accrued expenses (Note 7)	3,594	954
Accrued milestone payments	—	2,000
Outsourced services payable	317	1,466
Note payable (Note 9)	31,786	1,023
Capital lease obligations	234	11
Total current liabilities	39,933	10,475
NON-CURRENT LIABILITIES:
Derivative warrant liability	2,815	16,098
Note payable — less current portion (Note 9)	—	32,311
Capital lease obligations — less current portion	582	8
Other non-current liabilities	834	247
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value — 10,000,000 shares authorized at December 31, 2015 and 2014:
Series A Convertible Preferred Stock, 1,300,000 authorized and 600,000 issued and outstanding at December 31, 2015 and 2014; liquidation preference of $24,000 at December 31, 2015 and 2014	19,227	19,227
Series B Convertible Preferred Stock, 8,417 authorized and 8,416.251 issued and outstanding at December 31, 2015 and 2014; liquidation preference of $50,750 at December 31, 2015 and 2014	49,568	49,568
Common stock, $.01 par value — 100,000,000 shares authorized, 45,005,833 shares issued and outstanding at December 31, 2015 and 44,320,342 shares issued and outstanding at December 31, 2014	450	443
Additional paid-in capital	299,376	292,851
Common stock warrants	2,747	1,497
Accumulated deficit	(343,900)	(313,255)
Accumulated other comprehensive loss	(1,148)	(812)
TOTAL STOCKHOLDERS’ EQUITY	26,320	49,519
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,484	$108,658
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except share and per share data)
NET REVENUE	$22,438	$8,423	$1,872
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,762)	(1,442)	(1,863)
GROSS PROFIT	20,676	6,981	9

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	14,840	11,811	8,858
GENERAL AND ADMINISTRATIVE EXPENSES	14,190	12,371	9,475
SALES AND MARKETING EXPENSES	28,090	15,087	15,942
DEPRECIATION AND AMORTIZATION	2,555	659	138
OPERATING EXPENSES	59,675	39,928	34,413
NET LOSS FROM OPERATIONS	(38,999)	(32,947)	(34,404)

INTEREST EXPENSE AND OTHER	(4,693)	(2,090)	(533)
UNREALIZED FOREIGN CURRENCY (LOSS) GAIN, NET	(106)	(542)	825
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	(440)	(153)
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	13,283	283	(11,964)
NET LOSS BEFORE TAXES	(30,515)	(35,736)	(46,229)
PROVISION FOR TAXES	(130)	(174)	—
NET LOSS	(30,645)	(35,910)	(46,229)
BENEFICIAL CONVERSION FEATURE OF PREFERRED STOCK (Note 11)	—	(750)	(4,950)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(30,645)	$(36,660)	$(51,179)
NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS — Basic and diluted	$(0.69)	$(0.91)	$(1.62)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	44,450,216	40,397,224	31,579,553
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
NET LOSS	$(30,645)	$(35,910)	$(46,229)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(336)	(324)	(488)
TOTAL OTHER COMPREHENSIVE LOSS	(336)	(324)	(488)
COMPREHENSIVE LOSS	$(30,981)	$(36,234)	$(46,717)

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Additional Paid-In Capital	Common Stock Warrants	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Shares	Amount					Total
	(In thousands, except share data)
BALANCE — December 31, 2012	31,541,286	$315	1,000,000	$32,045	—	$—	$237,485	$415	$(231,116)	$—	$39,144
Issuance of common stock	26,123	—	—	—	—	—	53	—	—	—	53
Exercise of stock options	43,582	1	—	—	—	—	71	—	—	—	72
Modification of common stock warrants	—	—	—	—	—	—	—	46	—	—	46
Forfeiture of common stock warrants	—	—	—	—	—	—	49	(49)	—	—	—
Intrinsic value of beneficial conversion feature	—	—	—	(4,950)	—	—	4,950	—	—	—	—
Accretion of beneficial conversion feature	—	—	—	4,950	—	—	(4,950)	—	—	—	—
Issuance of preferred stock, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	2,477	—	—	—	2,477
Net loss	—	—	—	—	—	—	—	—	(46,229)	—	(46,229)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(488)	(488)
BALANCE — December 31, 2013	31,610,991	316	1,000,000	32,045	—	—	240,135	412	(277,345)	(488)	(4,925)
Issuance of common stock, net of issuance costs	6,284,915	63	—	—	—	—	35,146	—	—	—	35,209
Exercise of stock options	391,307	4	—	—	—	—	770	—	—	—	774
Issuance of preferred stock, net of issuance costs	—	—	—	—	8,416	49,568	—	—	—	—	49,568
Conversion of preferred stock	6,015,037	60	(400,000)	(12,818)	—	—	12,758	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	—	1,277	—	—	1,277
Exercise of common stock warrants	18,092	—	—	—	—	—	192	(192)	—	—	—
Intrinsic value of beneficial conversion feature	—	—	—	—	—	(750)	750	—	—	—	—
Accretion of beneficial conversion feature	—	—	—	—	—	750	(750)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	3,850	—	—	—	3,850
Net loss	—	—	—	—	—	—	—	—	(35,910)	—	(35,910)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(324)	(324)
BALANCE — December 31, 2014	44,320,342	443	600,000	19,227	8,416	49,568	292,851	1,497	(313,255)	(812)	49,519

ALIMERA SCIENCES, INC.

Issuance of common stock, net of issuance costs	341,239	4	—	—	—	—	920	—	—	—	924
Exercise of stock options	344,252	3	—	—	—	—	568	—	—	—	571
Modification of common stock warrants	—	—	—	—	—	—	—	1,250	—	—	1,250
Stock-based compensation	—	—	—	—	—	—	5,037	—	—	—	5,037
Net loss	—	—	—	—	—	—	—	—	(30,645)	—	(30,645)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(336)	(336)
BALANCE — December 31, 2015	45,005,833	$450	600,000	$19,227	8,416	$49,568	$299,376	$2,747	$(343,900)	$(1,148)	$26,320

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,645)	$(35,910)	$(46,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,555	659	138
Inventory reserve	445	857	410
Unrealized foreign currency transaction loss (gain)	106	542	(825)
Amortization of debt discount	836	466	159
Deferred taxes (benefit)	(223)	—	—
Loss on early extinguishment of debt	—	440	153
Stock compensation expense	5,037	3,850	2,477
Change in fair value of derivative warrant liability	(13,283)	(283)	11,964
Changes in assets and liabilities:
Accounts receivable	(8,919)	(444)	(483)
Prepaid expenses and other current assets	405	206	(1,355)
Inventory	(386)	(992)	(1,416)
Accounts payable	(487)	2,987	(259)
Accrued expenses and other current liabilities	(1,401)	3,077	(2,347)
Other long-term liabilities	596	244	(208)
Net cash used in operating activities	(45,364)	(24,301)	(37,821)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of license intangible (Note 6)	—	(25,000)	—
Purchases of property and equipment	(451)	(842)	(973)
Net cash used in investing activities	(451)	(25,842)	(973)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	571	774	72
Proceeds from sale of common stock	1,002	37,598	53
Payment of issuance cost of common stock	(27)	(2,389)	—
Proceeds from issuance of Series B convertible preferred stock	—	50,000	—
Payment of Series B convertible preferred stock offering costs	(327)	(105)	—
Proceeds from issuance of notes payable (Note 9)	—	35,000	5,000
Payment of debt issuance costs (Note 9)	(264)	(1,016)	(291)
Payment of principal on notes payable	—	(4,861)	(3,169)
Payment of debt extinguishment costs	—	(246)	—
Payments on capital lease obligations	(293)	(10)	(11)
Changes in restricted cash	(37)	—	—
Net cash provided by financing activities	625	114,745	1,654
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(432)	(533)	204
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(45,622)	64,069	(36,936)
CASH AND CASH EQUIVALENTS — Beginning of year	76,697	12,628	49,564
CASH AND CASH EQUIVALENTS — End of year	$31,075	$76,697	$12,628

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$4,177	$1,247	$607
Cash paid for income taxes	$263	$—	$—
Supplemental schedule of noncash investing and financing activities:
Property and equipment acquired under capital leases	$1,098	$—	$33
Note payable end of term payment accrued but unpaid	$1,050	$—	$—
Common Stock offering costs accrued but unpaid	$52	$—	$—
Series B Convertible Preferred Stock offering costs accrued but unpaid	$—	$327	$—
Conversion of Series A Convertible Preferred Stock to common stock	$—	$12,818	$—

There were no dividend payments made for the years ended December 31, 2015, 2014 and 2013.

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS
Alimera Sciences, Inc., together with its wholly-owned subsidiaries, (the Company) is a pharmaceutical company that specializes in the research, development, and commercialization of ophthalmic pharmaceuticals. The Company was formed on June 4, 2003 under the laws of the State of Delaware.
The Company is presently focused on diseases affecting the back of the eye, or retina, because the Company’s management believes these diseases are not well treated with current therapies and represent a significant market opportunity. The Company’s only commercial product is ILUVIEN®, which has received marketing authorization in the United States (U.S.), Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and the United Kingdom. In the U.S., ILUVIEN is indicated for the treatment of diabetic macular edema (DME) in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure (IOP). In the European Economic Area (EEA) countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with DME considered insufficiently responsive to available therapies. As part of the approval process in these countries, the Company has committed to conduct a five-year, post-authorization, open label registry study in 800 patients treated with ILUVIEN per the labeled indication.
The Company launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013 and in the U.S. and Portugal in the first quarter of 2015.
In addition, we have entered into various agreements under which distributors will provide regulatory, reimbursement or sales and marketing support for future commercialization of ILUVIEN in numerous countries in the Middle East, Canada, Italy and Australia.

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

Reclassifications — Within the operating expenses section of the Consolidated Statements of Operations for the year ended December 31, 2013, the Company reclassified depreciation expense of $138,000 from general and administrative expenses to depreciation and amortization to conform to the current year presentation. In addition, the Company reclassified certain medical affairs support expenses of $448,000 and $429,000 for the years ended December 31, 2014 and 2013, respectively, from sales and marketing expenses to research, development and medical affairs expenses.
Cash, Cash Equivalents and Restricted Cash — Cash and cash equivalents include cash and highly liquid investments that are readily convertible into cash and have a maturity of 90 days or less when purchased. Generally, cash and cash equivalents held at financial institutions are in excess of federally insured limits. The Company limits its exposure to credit loss by placing its cash and cash equivalents in highly liquid investments with high quality financial institutions. Cash and cash equivalents were $31,075,000 and $76,697,000 at December 31, 2015 and 2014, respectively, with approximately 90.0% and 96.0% of these balances, respectively held in U.S. based financial institutions. In addition, the Company has certain credit arrangements that require the Company to maintain minimum balances in specific bank accounts as collateral and are restricted cash.
Revenue Recognition — The Company recognizes revenue from its product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, and collection from the customer is reasonably assured. Title passes generally upon shipment or upon receipt by the customer depending on the agreement with the customer. Precise information regarding the receipt of product by the customer is not always readily available. In these cases, the Company estimates the date of receipt based upon shipping policies by geographic location. The Company’s shipping policies require delivery within 24 hours of shipment in most instances. Taxes that are collected from customers and remitted to governmental authorities are not included in revenue.

In the U.S., the Company sells ILUVIEN to a limited number of pharmaceutical distributors who in turn sell the product downstream to pharmacies and physician practices. Revenue from U.S. product sales is recorded upon sale to the pharmaceutical distributors net of applicable provisions for rebates and chargebacks under governmental programs, distribution-related fees and other sales-related deductions. Calculating these provisions involves management’s estimates and judgments. The Company reviews its estimates of rebates, chargebacks and other applicable provisions each period and records any necessary adjustments in the current period’s net product sales.

The Company estimates reductions to product sales for Medicaid and Veterans’ Administration (VA) programs and for certain other qualifying federal and state government programs. Based upon the Company’s contracts with government agencies, statutorily-defined discounts applicable to government-funded programs, historical experience and estimated payer mix, the Company estimates and records an allowance for rebates and chargebacks. The Company’s liability for Medicaid rebates consists of estimates for claims that a state will make for a current quarter, claims for prior quarters that have been estimated for which an invoice has not been received and invoices received for claims from prior quarters that have not been paid. The Company’s reserves related to discounted pricing to VA, Public Health Services and other institutions (collectively qualified healthcare providers) represent the Company’s estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices the Company charges to its customers (i.e., pharmaceutical distributors). The Company’s customers charge the Company for the difference between what they pay for the products and the ultimate selling price to the qualified healthcare providers. The Company’s reserve for this discounted pricing is based on expected sales to qualified healthcare providers and the historical chargebacks that customers have already claimed.

The Company has written contracts with its customers that include terms for distribution-related fees. The Company estimates and records distribution and related fees due to its customers based on gross sales.

Consistent with industry practice, the Company offers its customers a limited right to return product purchased directly from the Company, which is principally based upon the product’s expiration date. The Company will accept returns for three

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months prior to and up to nine months after the product expiration date. Depending on the circumstances, the Company may provide replacement products or cash credit for returns. Product returned is generally not resalable given the nature of the Company’s products and method of administration. The Company develops estimates for product returns based upon historical experience, inventory levels, shelf life of the product and other relevant factors. The Company monitors product supply levels in the distribution channel, as well as sales by its customers to healthcare providers using product-specific data provided by its customers. If necessary, the Company’s estimates of product returns may be adjusted in the future based on actual returns experience, known or expected changes in the marketplace, or other factors.
Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable are generated through sales primarily to pharmacies, hospitals and wholesalers which began in 2013. The Company does not require collateral from its customers for accounts receivable. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, customer types, credit worthiness and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability. Provisions for doubtful accounts are charged to operations at the time management determines these accounts may become uncollectable. The Company writes off accounts receivable when management determines they are uncollectable and credits payments subsequently received on such receivables to bad debt expense in the period received. The following summarizes activity related to the Company’s allowance for doubtful accounts:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Beginning balance	$—	$—	$—
Bad debt expense	118	21	—
Write-offs	—	(21)	—
Ending balance	$118	$—	$—
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
Property and Equipment — Property and equipment are stated at cost. Additions and improvements are capitalized while repairs and maintenance are expensed. Depreciation is provided on the straight-line method over the useful life of the related assets beginning when the asset is placed in service. The estimated useful lives of the individual assets are as follows: furniture and fixtures and manufacturing equipment, five years; automobiles, four years; office equipment and leasehold improvements, 29 months to five years; and software, three years.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Significant management judgment is involved in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Due to uncertainties with respect to the realization of deferred tax assets as a result of the Company’s history of operating losses, a valuation allowance has been established against the net deferred tax asset balance in the U.S. The valuation allowance is based on management’s estimates of taxable income in the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, a change in the valuation allowance may be needed, which could materially impact the Company’s financial position and results of operations.
Research and Development Costs — Research and development costs are expensed as incurred. Research and development expenses were $2,745,000, $7,594,000 and $3,904,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
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

Additionally, the Company sponsors an employee stock purchase plan (ESPP) under which employees may elect payroll withholdings to fund purchases of the Company’s stock at a discount. The Company estimates the fair value of the option to purchase shares of the Company’s common stock using the Black-Scholes valuation model and recognizes compensation expense in accordance with the provisions of ASC 718-50, Employee Share Purchase Plans.
Derivative Financial Instruments — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks. However, certain warrants to purchase Series A convertible Preferred Stock or common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the ASC, are classified as liabilities. In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants were considered derivative instruments at issuance because the agreements provide for settlement in Series A Convertible Preferred Shares or common shares at the option of the holder, an adjustment to the warrant exercise price for common shares at some point in the future, and contain anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The warrant exercise price no longer can be adjusted at some point in the future. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of change in fair value of derivative warrant liability in the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. At December 31, 2015 and 2014, these warrants represented the only outstanding derivative instruments issued or held by the Company.
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
Translation Policy - The U.S. dollar is the functional currency for Alimera Sciences, Inc. The Euro is the functional currency for the majority of the Company’s subsidiaries operating outside of the U.S.
For Alimera Sciences, Inc., foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for non-monetary balance sheet accounts, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-monetary balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurements are included in the statement of operations.
The financial statements of the foreign subsidiaries whose functional currency is not the U.S. dollar, have been translated into U.S. dollars in accordance with ASC 830-30, Translation of Financial Statements. For the subsidiaries operating outside of the U.S. that are denominated in the Euro, assets and liabilities are translated at end-of-period rates while revenues and expenses are translated at average rates in effect during the period in which the activity took place. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive loss.
Earnings Per Share (EPS) — Basic EPS is calculated in accordance with ASC 260, Earnings per Share by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated in accordance with ASC 260 by adjusting weighted average common shares outstanding for the dilutive effect of common stock options, warrants, convertible preferred stock and accrued but unpaid convertible preferred stock dividends. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be anti-dilutive. Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive, were as follows:

	Years Ended December 31,
	2015	2014	2013
Series A convertible preferred stock	9,022,556	9,022,556	15,037,594
Series B convertible preferred stock	8,416,251	8,416,251	—
Series A convertible preferred stock warrants	4,511,279	4,511,279	4,511,279
Common stock warrants	738,331	362,970	109,772
Stock options	9,475,890	7,681,256	7,566,437
Total	32,164,307	29,994,312	27,225,082

Reporting Segments — The Company determines operating segments in accordance with its internal operating structure. The Company’s chief operating decision maker is the Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the business is principally managed and organized based upon geographic and regulatory environment. Each segment is separately managed and is evaluated primarily upon net loss from operations. The Company does not report balance sheet information by segment since it is not reviewed by the Company’s chief operating decision maker. The Company has two reportable segments, U.S. and International.
Promotional and Advertising Costs — Promotional and advertising costs are expensed as incurred.
Adoption of New Accounting Standards — In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and the standard is to be retrospectively applied to all periods presented upon adoption. The Company elected to early adopt ASU 2015-03 effective December 31, 2015, and as a result reclassified $629,000 and $754,000 from deferred financing costs to note payable, net of discount in its Consolidated Balance Sheet as of December 31, 2015 and 2014, respectively.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Company elected to early adopt ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in its Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.
Accounting Standards Issued But Not Yet Effective — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017 for public entities, with early adoption permitted in the annual reporting period beginning after December 15, 2016. The Company is still evaluating the potential impact of adopting this guidance on its financial statements.
In June 2014, the FASB issued ASU 2014-12, Compensation Stock - Compensation (Topic 718). ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect there to be a material impact upon adopting this guidance on its financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. ASU 2014-15 provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect there to be a material impact upon adopting this guidance on its financial statements.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. FACTORS AFFECTING OPERATIONS
To date the Company has incurred recurring losses, negative cash flow from operations, and has accumulated a deficit of $343,900,000 from the Company’s inception through December 31, 2015. As of December 31, 2015, the Company had approximately $31,075,000 in cash and cash equivalents.
Due to the limited revenue generated by ILUVIEN to date, the Company may have to raise additional capital to fund the continued commercialization of ILUVIEN. If the Company is unable to raise additional financing, the Company will need to adjust its commercial plans so that the Company can continue to operate with its existing cash resources. The actual amount of funds that the Company will need will be determined by many factors, some of which are beyond its control and the Company may need funds sooner than currently anticipated.
In January 2016, the Company did not meet a revenue threshold under the covenants of the Company's note payable. While this violation was waived, the Company’s current financial forecast for 2016 projects that the Company must obtain alternative or additional financing or it is probable that the Company will not be in compliance with the liquidity covenant. While these financial covenant requirements may be waived in the future, there can be no certainty that this will be the case. The Company is currently pursuing alternative or additional debt financing and has an at-the-market offering in place under which it can sell up to approximately $34,175,000 of its common stock. If the Company is not successful, it will be in default under its loan agreement. In an event of default, all amounts may become due under our loan agreement and there would be substantial doubt about our ability to continue as a going concern. (See Note 9 Loan Agreements).
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company’s recurring net losses, negative cash flow from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
4. INVENTORY

Inventory consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Component parts (1)	$131	$76
Work-in-process (2)	333	219
Finished goods	1,525	1,972
Total inventory	1,989	2,267
Inventory reserve	(437)	(533)
Inventory — net	$1,552	$1,734

(1) Component parts inventory consisted of manufactured components of the ILUVIEN applicator.
(2) Work-in-process consisted of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing as required by U.S. or EEA regulatory authorities.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Furniture and fixtures	$376	$367
Office equipment	794	652
Automobiles	1,028	—
Software	902	601
Leasehold improvements	439	417
Manufacturing equipment	970	974
Total property and equipment	4,509	3,011
Less accumulated depreciation and amortization	(1,956)	(1,358)
Property and equipment — net	$2,553	$1,653
Depreciation and amortization expense associated with property and equipment totaled $614,000, $149,000 and $138,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

6. INTANGIBLE ASSETS
The Company had no intangible assets as of December 31, 2013. As a result of the Food and Drug Administration’s (FDA) approval of ILUVIEN in September 2014, the Company was required to pay pSivida US, Inc. (pSivida) a milestone payment of $25,000,000 (the pSivida Milestone Payment) in October 2014 (see Note 8).
The gross carrying amount of the intangible asset is $25,000,000, which is being amortized over approximately 13 years from the acquisition date. The net book value of the intangible asset was $22,549,000 and $24,490,000 as of December 31, 2015 and 2014, respectively, and amortization expense was $1,941,000 and $510,000 for the years ended December 31, 2015 and 2014, respectively.
The estimated remaining amortization as of December 31, 2015 is as follows (in thousands):

Years Ending December 31
2016	$1,940
2017	1,940
2018	1,940
2019	1,940
2020	1,940
Thereafter	12,849
Total	$22,549

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Accrued clinical investigator expenses	$732	$309
Accrued other compensation expenses	804	226
Accrued rebate, chargeback and other revenue reserves	452	—
Accrued End of Term Payment (Note 9)	1,050	—
Other accrued expenses	556	419
Total accrued expenses	$3,594	$954

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
The Company’s license rights to pSivida’s proprietary delivery device could revert to pSivida if the Company were to (i) fail twice to cure its breach of an obligation to make certain payments to pSivida following receipt of written notice thereof; (ii) fail to cure other breaches of material terms of its agreement with pSivida within 30 days after notice of such breaches or such longer period (up to 90 days) as may be reasonably necessary if the breach cannot be cured within such 30-day period; (iii) file for protection under the bankruptcy laws, make an assignment for the benefit of creditors, appoint or suffer appointment of a receiver or trustee over its property, file a petition under any bankruptcy or insolvency act or have any such petition filed against it and such proceeding remains undismissed or unstayed for a period of more than 60 days; or (iv) notify pSivida in writing of its decision to abandon its license with respect to a certain product using pSivida’s proprietary delivery device. The Company was not in breach of its agreement with pSivida as of December 31, 2015.
Upon commercialization of ILUVIEN, the Company must share 20% of net profits, determined on a cash basis, and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN, as defined by the agreement, with pSivida. In connection with this arrangement the Company is entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits, which is recovered as a reduction of future royalty payments. As of December 31, 2015 and 2014, the Company was owed $21,565,000 and $12,956,000, respectively, in commercialization costs. Due to the uncertainty of future net profits, the Company has fully reserved these amounts in the accompanying consolidated financial statements. As a result of the FDA’s approval of ILUVIEN in September 2014, the Company paid pSivida a milestone payment of $25,000,000 in October 2014.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. LOAN AGREEMENTS
2013 Loan Agreement
In May 2013, Alimera Sciences Limited (Limited), a subsidiary of the Company, entered into a loan and security agreement (2013 Loan Agreement) with SVB to provide Limited with additional working capital for general corporate purposes. Under the 2013 Loan Agreement, SVB has made a term loan (2013 Term Loan) in the principal amount of $5,000,000 to Limited and has agreed to provide up to an additional $15,000,000 to Limited under a working capital line of credit (2013 Line of Credit). As a result of entering into the 2013 Loan Agreement, in May 2013, the Company repaid all amounts owed to lenders under the previous term loan and in accordance with ASC 470-50-40-17 Debt - Modifications and Extinguishments (ASC 470-50-40-17) the Company recognized a loss on early extinguishment of debt of $153,000 associated with the remaining unamortized deferred financing costs, unamortized discount, the final interest payment, the prepayment penalty and a lender fee.
In April 2014, the 2013 Term Loan was repaid and the 2013 Line of Credit was terminated in connection with the 2014 Loan Agreement described below. Upon repayment of the 2013 Term Loan in April 2014, Limited paid SVB an outstanding loan balance prepayment penalty of $133,000, and an early termination fee of $113,000 in connection with the termination of the 2013 Line of Credit in April 2014. In addition, in accordance with ASC 470-50-40-17, the Company expensed the facility fee and incremental value of the warrants associated with the 2013 Term Loan as part of the $440,000 loss on early extinguishment.
2014 Loan Agreement, 2015 Loan Amendment and 2016 Loan Amendment
In April 2014, Limited entered into a loan and security agreement (2014 Loan Agreement) with Hercules Technology Growth Capital, Inc. (Hercules) providing for a term loan of up to $35,000,000 (2014 Term Loan), which Limited and Hercules amended in November 2015 (the 2015 Loan Amendment and, together with the 2014 Loan Agreement, the Term Loan Agreement). Under the 2014 Loan Agreement, Hercules made an advance in the initial principal amount of $10,000,000 to Limited at closing to provide Limited with additional working capital for general corporate purposes and to repay the 2013 Term Loan. Hercules made an additional advance of $25,000,000 to Limited in September 2014 following the approval of ILUVIEN by the FDA in September 2014 to fund the pSivida Milestone Payment. The 2014 Term Loan provided for interest only payments through November 2015. The 2015 Loan Amendment extended the interest only payments through May 2017. Interest on the 2014 Term Loan accrues at a floating per annum rate equal to the greater of (i) 10.90%, or (ii) the sum of (A) 7.65%, plus (B) the prime rate. Beginning in June 2017, Limited will make eleven equal monthly payments of principal and interest based upon a 30-month amortization schedule followed by a final payment of all remaining outstanding principal and interest in May 2018. In connection with the 2015 Loan Amendment, Limited paid to Hercules an amendment fee of $262,500 and agreed to make an additional payment of $1,050,000 equal to 3% of the 2014 Term Loan at the time of the final payment in May 2018 (End of Term Payment).
In connection with the initial advance under the 2014 Term Loan, Limited paid to Hercules a facility charge of $262,500 and incurred legal and other fees of approximately $383,000. Limited incurred $375,000 in additional fees in connection with the second advance. If Limited repays the Term Loan Agreement prior to maturity, it will pay Hercules a prepayment penalty of 1.25% of the total principal amount repaid.
Limited and the Company, on a consolidated basis with its other subsidiaries, also agreed to customary affirmative and negative covenants and events of default in connection with these arrangements. The occurrence of an event of default could result in the acceleration of Limited’s obligations under the Term Loan Agreement and an increase to the applicable interest rate, and would permit Hercules to exercise remedies with respect to the collateral under the Term Loan Agreement. In connection with the amendment, Limited agreed to covenants regarding certain revenue thresholds and a liquidity threshold of $20,000,000 for the Company of which at least $10,000,000 must be in cash. As of December 31, 2015, the Company, on a consolidated basis with its subsidiaries, was in compliance with the covenants of the Term Loan Agreement.
In January 2016, the revenue threshold covenant was not met by the Company. As a result, on March 14, 2016, Limited entered into a second amendment to the Term Loan Agreement (the 2016 Loan Amendment) with Hercules, which waived the covenant violation and amended certain terms of the Term Loan Agreement.
The 2016 Loan Amendment amended the revenue covenant to a rolling three month calculation to first be measured for the three months ending May 31, 2016 and increases the liquidity covenant. The amended liquidity covenant requires the Company to keep at least $25,000,000 in liquidity, with a minimum of $17,500,000 in cash. Additionally, in any month in which the Company has $25,000,000 in cash, the revenue requirement will be waived. Upon execution of the 2016 Loan

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amendment, Limited paid Hercules an amendment fee of $350,000 and agreed to increase the End of Term Payment to $1,400,000 from $1,050,000, which is payable on the date that the Term Loan Agreement is paid in full.
The Company’s current financial forecast for 2016 projects that the Company must obtain alternative or additional financing or it is probable that the Company will not be able to comply with the liquidity covenant. While Hercules may waive financial covenant requirements in the future, there can be no certainty that this will be the case. The Company is currently pursuing alternatives with various lenders and has an at-the-market offering in place under which it can sell up to approximately $34,175,000 of its common stock. However, the avoidance of noncompliance with the liquidity covenant cannot be assured. If the Company does not maintain compliance with any of its covenants, Hercules could demand immediate repayment in full of the $35,000,000 note payable and the End of Term Payment. As a result, the full amount of the related long-term note payable and the End of Term Payment have been classified as current liabilities in the accompanying Balance Sheet at December 31, 2015. Regardless of the noncompliance with financial covenants, the Company has made every scheduled payment required under the terms of the Term Loan Agreement.
Limited’s obligations to Hercules are secured by a first priority security interest in substantially all of Limited’s assets, excluding intellectual property. Hercules does, however, maintain a negative pledge on Limited’s intellectual property requiring Hercules’ consent prior to the sale of such intellectual property. The Company and certain of the Company’s other subsidiaries are guarantors of the obligations of Limited to Hercules under the Term Loan Agreement, as amended, pursuant to separate guaranty agreements between Hercules and each of Limited and such subsidiaries (Guaranties). Pursuant to the Guaranties, the Company and these subsidiaries granted Hercules a first priority security interest in substantially all of their respective assets excluding intellectual property. The Term Loan Agreement also places limitations on the Company’s ability to declare or pay any dividend or distribution on any shares of capital stock.
In connection with Limited entering into the 2014 Loan Agreement, the Company entered into a warrant agreement with Hercules to purchase up to 285,016 shares of the Company’s common stock at an exercise price of $6.14 per share. The Company estimated the fair value of warrants granted using the Black-Scholes option pricing model to be $1,349,000. The Company allocated a portion of the proceeds from the 2014 Term Loan to the warrants in accordance with ASC 470-20-25-2, Debt Instruments with Detachable Warrants. As a result, the Company recorded a discount of $1,277,000 which is amortized to interest expense using the effective interest method. Sixty percent of the warrants were exercisable at the closing in April 2014 and the remaining forty percent became exercisable upon the funding of the additional $25,000,000 to Limited in September 2014. Further, the Company agreed to amend the warrant agreement in connection with the 2015 Loan Amendment to increase the number of shares issuable upon exercise to 660,377 and decrease the exercise price to $2.65 per share. The Company recorded the incremental fair value of these warrants of $1,250,000 as a discount which is amortized to interest expense using the effective interest method. In connection with the 2016 Loan Amendment, the Company agreed to amend the warrant agreement to increase the number of shares issuable to 862,069 and decrease the exercise price to $2.03 per share.
Fair Value of Debt
The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing; therefore, the carrying amount of the notes approximated their fair value at December 31, 2015 and 2014.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. COMMITMENTS AND CONTINGENCIES
Term Note Payable — The Company entered into the Term Loan Agreement in April 2014 and amended the agreement in November 2015 and March 2016 (Note 9). As of December 31, 2015 a schedule of future minimum principal payments under the Note Payable is as follows (in thousands):

Years Ending December 31	(In thousands)
2016	$35,000
Total	$35,000
As of December 31, 2015 and 2014, the Company had $333,000 and $324,000 accrued and unpaid interest payable on the Notes Payable, respectively. In addition, the Company is required to make an additional payment of $1,050,000 at the time of the final payment in May 2018.
Operating Leases — The Company leases office space and equipment under non-cancelable agreements accounted for as operating leases. The leases generally require that the Company pay taxes, maintenance, and insurance. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. In August 2014, the Company signed a lease for office space in the U.S. through September 2021. In December 2014, Limited signed a lease for office space in the United Kingdom from December 17, 2014 to December 24, 2024, however the lease is cancellable after five years. The lease has a contingent escalation clause based on inflation beginning in 2020. The Company also leases office space in France, Germany and Portugal that expire in March 2016, June 2018 and July 2016. At December 31, 2015, a schedule by year of future minimum payments under operating leases is as follows:

Years Ending December 31	(In thousands)
2016	$557
2017	567
2018	547
2019	527
2020	350
Thereafter	268
Total	$2,816
Rent expense under all operating leases totaled approximately $541,000, $521,000 and $576,000 for the years ended December 31, 2015, 2014, and 2013 respectively.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Leases — The Company leases equipment under capital leases. The property and equipment is capitalized at the lesser of fair market value or the present value of the minimum lease payments at the inception of the leases using the Company’s incremental borrowing rate.
At December 31, 2015, a schedule by year of future minimum payments under capital leases, together with the present value of minimum lease payments, is as follows (in thousands):

Years Ending December 31	(In thousands)
2016	$396
2017	391
2018	380
2019	117
Total	1,284
Less amount representing interest	(96)
Less amount representing executory costs	(372)
Present value of minimum lease payments	816
Less current portion	(234)
Non-current portion	$582
Property and equipment under capital leases, which are included in property and equipment (Note 5), consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Automobiles	$1,028	$—
Office equipment	63	33
Less accumulated depreciation	(212)	(16)
Total	$879	$17
Depreciation expense associated with property and equipment under capital leases was approximately $210,000, $11,000 and $11,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Significant Agreements — In February 2010, the Company entered into an agreement with a third party manufacturer for the manufacture of the ILUVIEN implant, the assembly of the ILUVIEN applicator and packaging of the completed ILUVIEN commercial product. The Company is responsible for supplying the ILUVIEN applicator and the active pharmaceutical ingredient. In accordance with the terms of the agreement, the Company must order at least 80% of the ILUVIEN units required in the U.S., Canada and the EEA from the third party manufacturer for an initial term of six years. The agreement has an initial six year term and will automatically renew for successive one year periods unless either party delivers written notice of non-renewal to the other at least 12 months prior to the end of the then current term. In February 2016, the Company amended and restated its agreement to extend the term to five years, at which point it will automatically renew for successive one year periods unless either party delivers notice of non-renewal to the other party at least 12 months prior to the end of the term or any renewal term.

In May 2013, the Company entered into an agreement with the first of two contract research organizations (CROs) for clinical and data management services to be performed in connection with the five-year, post-authorization, open label registry study in 800 patients treated with ILUVIEN per the labeled indication in the EEA. Since May of 2013 eight additional agreements have been entered into for work with these CROs. For the years ended December 31, 2015, 2014 and 2013, the Company incurred $591,000, $346,000 and $222,000, respectively, of expense associated with these agreements. At December 31, 2015, $150,000 is recorded in outsourced services payable. At December 31, 2014 no amount is included in outsourced services payable. As of December 31, 2015, the Company expects to incur an additional $810,000 of expense associated with these agreements through December 31, 2019.
In November 2012, the Company entered into a master services agreement with Quintiles Commercial Europe Limited. Under the agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) provided

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain services to us in relation to the commercialization of ILUVIEN, in France, Germany and the United Kingdom. In December 2013 and January 2014, respectively, the Company transitioned our German and United Kingdom country manager positions in-house. In April 2015, the Company terminated the project orders associated with France and Germany and transitioned the persons employed by Quintiles Commercial to our payroll. In July 2015, the Company terminated the project orders associated with the United Kingdom and transitioned the persons employed by Quintiles Commercial to the Company’s payroll. For the years ended December 31, 2015, 2014 and 2013, the Company incurred $1,030,000, $5,800,000 and $7,500,000, respectively, of expense associated with this agreement. At December 31, 2015, $170,000 is included in outsourced services payable and no amount is included in prepaid expenses and other current assets.
Employment Agreements — The Company is party to employment agreements with five executives. The agreements generally provide for annual salaries, bonuses, and benefits and for the “at-will” employment of such executives. Effective January 1, 2016, the Company was party to five agreements with salaries ranging from $303,000 to $519,000. If any of the agreements are terminated by the Company without cause, or by the employee for good reason, as defined in the agreements, the Company will be liable for one year of salary and benefits. Certain other employees have general employment contracts which include stipulations regarding confidentiality, Company property, and miscellaneous items.

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
These warrants are considered derivative instruments because the agreements provide for settlement in Series A Convertible Preferred Stock shares or common stock shares at the option of the holder, an adjustment to the warrant exercise price for common shares at some point in the future, and contain anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants was subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. Therefore the warrants were recorded as a liability at issuance. These adjustment features lapsed in September 2014. At December 31, 2015 and 2014 the fair market value of the warrants was estimated to be $2,815,000 and $16,098,000, respectively. The Company recorded a gain of $13,283,000 and $283,000 as a result of the change in fair value of the warrants during the years ended December 31, 2015 and 2014, respectively. The Company recorded a loss of $11,964,000 as a result of the change in fair value of the warrants during the year ended December 31, 2013.
In April 2014, 2,255,639 shares of common stock were issued pursuant to the conversion of 150,000 shares of Series A Convertible Preferred Stock held by an investor. In September 2014, 3,759,398 shares of common stock were issued pursuant to the conversion of 250,000 shares of Series A Convertible Preferred Stock held by another investor.Series B Convertible Preferred Stock
On December 12, 2014, the Company closed a preferred stock financing in which it sold 8,291.873 shares of Series B Convertible Preferred Stock for a purchase price of $6,030.00 per share, or an aggregate purchase price of $50,000,000, prior to the payment of approximately $432,000 of related issuance costs. The Company has also agreed to issue the purchasers an additional 124.378 shares of Series B Convertible Preferred Stock as a subscription premium. The powers, preferences and rights of the Series B Convertible Preferred Stock are set forth in the certificate of designation filed by the Company with the Secretary of State of the State of Delaware. Each share of Series B Convertible Preferred Stock is convertible into 1,000 shares of the Company’s common stock at any time at the option of the holder, provided that the holder will be prohibited from converting Series B Convertible Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding. The Series B Convertible Preferred Stock ranks junior to the Company’s existing Series A Convertible Preferred Stock, and senior to the Company’s common stock, with respect to rights upon liquidation. The Series B Convertible Preferred Stock ranks junior to all existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions), the Series B Convertible Preferred Stock will not have voting rights. The Series B Preferred Stock is not redeemable at the option of the holder. The Series B Convertible Preferred Stock is not subject to any price-based or other anti-dilution protections and does not provide for any accruing dividends.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
A summary of stock option transactions under the plans are as follows:

	Years Ended December 31,
	2015		2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	7,681,256	$3.03	7,566,438	$2.74	5,493,079	$2.67
Grants	2,570,000	4.62	716,500	5.56	2,630,000	2.71
Forfeitures	(431,114)	4.79	(210,375)	3.10	(513,059)	1.96
Exercises	(344,252)	1.66	(391,307)	1.97	(43,582)	1.64
Options outstanding at year end	9,475,890	3.43	7,681,256	3.03	7,566,438	2.74
Options exercisable at year end	5,808,528	3.27	4,452,274	3.17	3,304,981	3.09
Weighted average per share fair value of options granted during the year	$3.58		$4.43		$2.14
The following table provides additional information related to outstanding stock options, fully vested stock options, and stock options expected to vest as of December 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	9,475,890	$3.43	6.96 years	$2,565
Exercisable	5,808,528	3.27	5.87 years	2,186
Outstanding, vested and expected to vest	9,016,217	3.41	6.86 years	2,541

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company estimated the fair value of options granted using the Black-Scholes option pricing model. Use of a valuation model requires the Company to make certain assumptions with respect to selected model inputs. Changes in these input variables would affect the amount of expense associated with equity-based compensation. Expected volatility is based on the historical volatility of the Company’s common shares over the expected term of the stock option grant. To estimate the expected term, the Company utilizes the “simplified” method for “plain vanilla” options as discussed within the Securities and Exchange Commission’s Statement of Accounting Bulletin 107. The Company intends to utilize the simplified method for the foreseeable future until more detailed information about exercise behavior will be more widely available. The risk-free interest rate is based on U.S. Treasury Daily Treasury Yield Curve Rates corresponding to the expected life assumed at the date of grant. Dividend yield is zero as there are no payments of dividends made or expected. The weighted-average assumptions used for option grants were as follows:

	Years Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.55%	1.79%	1.73%
Volatility factor	96.80%	102.54%	100.76%
Grant date fair value of common stock options	$3.58	$4.43	$2.14
Weighted-average expected life	6.03 years	5.89 years	5.92 years
Assumed forfeiture rate	10.00%	10.00%	10.00%
Employee stock-based compensation expense related to stock options recognized in accordance with ASC 718 was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Sales and marketing	$925	$548	$366
Research, development and medical affairs	1,271	981	504
General and administrative	2,732	2,274	1,586
Total employee stock-based compensation expense	$4,928	$3,803	$2,456
As of December 31, 2015, there was approximately $10,325,000 of total unrecognized compensation cost related to outstanding stock option awards that will be recognized over a weighted average period of 2.8 years. The total fair value of shares vested during the year ended December 31, 2015 was approximately $4,824,000.
The total estimated fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $9,172,000, $3,177,000 and $5,618,000, respectively. The total estimated intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $568,000, $1,710,000 and $79,000, respectively.
As of December 31, 2015, the Company was authorized to grant options to purchase up to an additional 381,880 shares under the 2010 Equity Incentive Plan. The Company’s 2010 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the lesser of: (1) 2,000,000 shares of our common stock; (2) 4% of the shares of common stock outstanding at that time; and (3) such other amount as our board of directors may determine. On January 1, 2016, an additional 1,800,233 shares became available for future issuance under the 2010 Plan. These additional shares from the annual increase under the 2010 Plan are not included in the foregoing discussion.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes outstanding and exercisable options at December 31, 2015:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$1.33 - $1.99	3,126,509	5.59	2,666,467	5.36
$2.00 - $2.99	2,875,955	7.44	1,381,561	6.01
$3.00 - $4.99	609,667	6.47	422,781	5.16
$5.00 - $5.99	2,329,197	8.78	817,324	8.28
$6.00 - $10.99	181,412	5.42	167,245	5.13
$11.00 - $11.91	353,150	4.79	353,150	4.79
	9,475,890		5,808,528

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. COMMON STOCK WARRANTS
The Company has issued warrants to purchase common stock to various members of the board of directors, third-parties for services, and lenders. Total warrants to purchase common stock issued and exercisable were 738,331 and 362,970 at December 31, 2015 and 2014, respectively. At December 31, 2015, the exercise prices ranged from $2.65 to $11.00 per share. The warrants are exercisable for a period between 5 and 10 years from the issuance date.
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
In connection with Limited entering into the 2014 Loan Agreement (Note 9), the Company entered into a warrant agreement with Hercules to purchase up to 285,016 shares of the Company’s common stock at an exercise price of $6.14 per share. Sixty percent of the warrants were exercisable at the closing in April 2014 and the remaining forty percent became exercisable upon the funding of the additional $25,000,000 to Limited in September 2014.  Further, in November 2015, the Company agreed to amend the warrant agreement in connection with the 2015 Loan Amendment to increase the number of shares issuable upon exercise to 660,377 and decrease the exercise price to $2.65 per share.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. CONCENTRATIONS AND CREDIT RISK
There were two customers within the U.S. segment that accounted for approximately 68% of the Company’s total consolidated revenues for the year ended December 31, 2015 as a result of our sales to large pharmaceutical distributors in the U.S. These same customers accounted for approximately 88% of the Company’s consolidated accounts receivable at December 31, 2015. There were no customers that accounted for more than 10% of revenue for the year ended December 31, 2014 or accounts receivable at December 31, 2014. There were two pharmacy customers in the International segment that comprised $314,000 of the Company’s accounts receivable at December 31, 2013. These same two customers accounted for approximately 23% of the Company’s total consolidated revenues for the year ended December 31, 2013.
For the year ended December 31, 2015, there were no vendors that comprised more than 10% of the Company’s total purchases. For the years ended December 31, 2014 and 2013, one vendor comprised of approximately 14% and two vendors comprised approximately 42% of the Company’s total purchases, respectively.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. INCOME TAXES
The components of net loss before taxes are as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
United States	$(6,026)	$(12,102)	$(29,303)
Foreign	(24,489)	(23,634)	(16,926)
Loss before provision for income taxes	$(30,515)	$(35,736)	$(46,229)
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
The provision for income taxes consists of the following components:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Current expense (benefit):
Federal	$—	$—	$—
State	—	—	—
Foreign	353	174	—
Current income tax expense	353	174	—

Deferred expense (benefit):
Federal	6,509	3,050	(18,565)
State	819	355	(2,162)
Foreign	(223)	(3,161)	3,160
	7,105	244	(17,567)
Valuation allowance	(7,328)	(244)	17,567
Deferred income tax expense (benefit)	(223)	—	—
Total income tax expense	$130	$174	$—
The following summarizes activity related to the Company’s valuation allowance:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Valuation allowance at beginning of period	$(46,399)	$(46,155)	$(63,722)
Income tax provision	(7,328)	(244)	17,567
Release of valuation allowance	—	—	—
Other	—	—	—
Valuation allowance at end of period	$(53,727)	$(46,399)	$(46,155)

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Worldwide net deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
Deferred tax assets	(In thousands)
Depreciation and amortization	$3	$8
Other deferred tax assets	4,643	3,305
NOL carry-forwards	36,941	32,191
Research and development costs	4,193	5,167
Collaboration agreement receivable reserves	8,186	5,749
Valuation allowance	(53,727)	(46,400)
Total deferred tax assets	$239	$20
Deferred tax liabilities
Unrealized foreign currency gains	$(12)	$(20)
Other deferred tax liabilities	(4)	—
Total deferred tax liabilities	(16)	(20)
Net deferred tax assets and deferred tax liabilities	$223	$—
A reconciliation from the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
Federal tax benefit at statutory rate	$(10,375)	34.0%	$(12,150)	34.0%	$(15,718)	34.0%
State tax — net of federal benefit	(715)	2.4	(479)	1.3	(1,160)	2.5
Permanent items and other	(3,997)	13.1	331	(0.9)	31,851	(68.9)
Prior period transfer pricing adjustments	—	—	3,502	(9.8)	—	—
Foreign rate differential	8,352	(27.4)	8,190	(22.9)	2,594	(5.6)
Other	(463)	1.5	536	(1.5)	—	—
Change in valuation allowance	7,328	(24.0)	244	(0.7)	(17,567)	38.0
Total tax expense (benefit)	$130	(0.4)%	$174	(0.5)%	$—	—%
The significant increase for the prior year in the effect of permanent differences is caused by intercompany transactions between Alimera Sciences, Inc. and its subsidiaries in the prior year. For financial statement purposes, the transaction eliminates in consolidation. For income tax purposes, the transaction resulted in taxable income in the United States which was offset by net operating losses.
Income tax positions are considered for uncertainty in accordance with ASC 740-10. The Company believes that its income tax filing positions and deductions are more likely than not of being sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position; therefore, no ASC 740-10 liabilities and no related penalties and interest have been recorded. The Company does not anticipate any material changes to its uncertain tax positions within the next 12 months. Tax years since from 2012 to 2015 remain subject to examination in Georgia, Tennessee, and on the federal level, with the exception of the assessment of NOL carry-forwards available for utilization which can be examined for all years since 2003. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which the NOLs are utilized.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actual results differ from these estimates or the Company adjusts these estimates in future periods, a change in the valuation allowance may be needed, which could materially impact the Company’s financial position and results of operations.
At December 31, 2015 and 2014, the Company had federal net operating loss (NOL) carry-forwards of approximately $100,844,000 and $89,547,000 and state NOL carry-forwards of approximately $84,301,000, and $73,003,000 respectively, that are available to reduce future income unless otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2029 and 2035 and the state NOL carry-forwards will expire at various dates between 2020 and 2035.
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
As of December 31, 2015, the Company had cumulative book losses in foreign subsidiaries of $67,452,000. The Company has not recorded a deferred tax asset for the excess of tax over book basis in the stock of its foreign subsidiaries. The Company anticipates that its foreign subsidiaries will be profitable and have earnings in the future. Once the foreign subsidiaries do have earnings, the Company intends to indefinitely reinvest in its foreign subsidiaries all undistributed earnings of and original investments in such subsidiaries. As a result, the Company does not expect to record deferred tax liabilities in the future related to excesses of book over tax basis in the stock of its foreign subsidiaries in accordance with ASC 740-30-25.

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
There have been no changes in the methodologies used at December 31, 2015 and 2014.
The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents (1)	$1,010	$—	$—	$1,010
Assets measured at fair value	$1,010	$—	$—	$1,010

Liabilities:
Derivative warrant liability (2)	$—	$2,815	$—	$2,815
Liabilities measured at fair value	$—	$2,815	$—	$2,815

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents (1)	$65,509	$—	$—	$65,509
Assets measured at fair value	$65,509	$—	$—	$65,509

Liabilities:
Derivative warrant liability (2)	$—	$16,098	$—	$16,098
Liabilities measured at fair value	$—	$16,098	$—	$16,098

(1)	The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. EMPLOYEE BENEFIT PLANS
The Company has a salary deferral 401(k) plan which covers substantially all U.S. employees of the Company. The Company matches participant contributions subject to certain plan limitations. Compensation expense associated with the Company’s matching plan totaled $268,000, $107,000 and $95,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company may also make an annual discretionary profit-sharing contribution. No such discretionary contributions were made during the years ended December 31, 2015, 2014 and 2013, respectively.
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
The Purchase Plan was effective upon the completion of the Company’s IPO, at which time a total of 494,422 shares of the Company’s common stock were made available for sale. As of January 1 of each year, starting in 2011, the number of available shares will automatically be restored to the original level. A total of 72,261, 34,915 and 26,123 shares of the Company’s common shares were acquired through the Purchase Plan during the years ended December 31, 2015, 2014, and 2013, respectively. As such, on January 1, 2016 and 2015, respectively, an additional 72,261 and 34,915 shares became available for future issuance under the Purchase Plan. In accordance with ASC 718-50, the ability to purchase stock at 85% of the lower of the fair market value of a share of Common Stock on the offering date or the exercise date represents an option. The Company estimates the fair value of such options at the inception of each offering period using the Black-Scholes valuation model. In connection with the Purchase Plan, the Company recorded $109,000, $47,000 and $21,000 of compensation expense for the years ended December 31, 2015, 2014, and 2013, respectively.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. SEGMENT INFORMATION
The following table presents a summary of the Company’s reporting segments for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015
	U.S.	International	Consolidated
	(In thousands)
NET REVENUE	$15,170	$7,268	$22,438
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(792)	(970)	(1,762)
GROSS PROFIT	14,378	6,298	20,676

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	9,712	5,128	14,840
GENERAL AND ADMINISTRATIVE EXPENSES	8,244	5,946	14,190
SALES AND MARKETING EXPENSES	19,777	8,313	28,090
DEPRECIATION AND AMORTIZATION	2,491	64	2,555
OPERATING EXPENSES	40,224	19,451	59,675
NET LOSS FROM OPERATIONS	(25,846)	(13,153)	(38,999)
OTHER INCOME AND EXPENSES, NET			8,484
NET LOSS BEFORE TAXES			$(30,515)

	Year Ended December 31, 2014
	U.S.	International	Consolidated
	(In thousands)
NET REVENUE	$17	$8,406	$8,423
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1)	(1,441)	(1,442)
GROSS PROFIT	16	6,965	6,981

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	5,400	6,411	11,811
GENERAL AND ADMINISTRATIVE EXPENSES	7,496	4,875	12,371
SALES AND MARKETING EXPENSES	4,704	10,383	15,087
DEPRECIATION AND AMORTIZATION	657	2	659
OPERATING EXPENSES	18,257	21,671	39,928
NET LOSS FROM OPERATIONS	(18,241)	(14,706)	(32,947)
OTHER INCOME AND EXPENSES, NET			(2,789)
NET LOSS BEFORE TAXES			$(35,736)

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2013
	U.S.	International	Consolidated
	(In thousands)
NET REVENUE	$—	$1,872	$1,872
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	—	(1,863)	(1,863)
GROSS PROFIT	—	9	9

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	4,110	4,748	8,858
GENERAL AND ADMINISTRATIVE EXPENSES	5,048	4,427	9,475
SALES AND MARKETING EXPENSES	891	15,051	15,942
DEPRECIATION AND AMORTIZATION	138	—	138
OPERATING EXPENSES	10,187	24,226	34,413
NET LOSS FROM OPERATIONS	(10,187)	(24,217)	(34,404)
OTHER INCOME AND EXPENSES, NET			(11,825)
NET LOSS BEFORE TAXES			$(46,229)

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data for years ended December 31, 2015 and 2014 are as follows (in thousands except per share data):

	March 31	June 30	September 30	December 31
	(In thousands, except share and per share data)
2015
NET REVENUE	$3,938	$5,776	$6,901	$5,823
COST OF GOOD SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(283)	(376)	(634)	(469)
GROSS PROFIT	3,655	5,400	6,267	5,354
LOSS FROM OPERATIONS	(10,994)	(9,800)	(8,444)	(9,761)
NET LOSS	(9,793)	(8,596)	(1,543)	(10,713)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(9,793)	(8,596)	(1,543)	(10,713)
NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS - Basic and diluted	(0.22)	(0.19)	(0.03)	(0.24)

2014
NET REVENUE	$2,084	$2,190	$2,408	$1,741
COST OF GOOD SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(564)	(376)	(372)	(130)
GROSS PROFIT	1,520	1,814	2,036	1,611
LOSS FROM OPERATIONS	(7,444)	(5,958)	(8,625)	(10,920)
NET LOSS	(20,759)	1,116	(7,009)	(9,258)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(20,759)	1,116	(7,009)	(10,008)
NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS - Basic	(0.58)	0.03	(0.17)	(0.23)
NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS - Diluted	(0.58)	(0.16)	(0.17)	(0.23)

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. SUBSEQUENT EVENT
As disclosed in Note 9, the Company entered into the second amendment to its Term Loan Agreement with Hercules in March 2016. The specific terms of the amendment are disclosed in detail within Note 9.

EXHIBIT INDEX

Exhibit	Exhibit
Number	Title

3.1
Restated Certificate of Incorporation of Registrant, as amended on various dates (filed as Exhibit 3.2 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on April 6, 2010, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed on November 5, 2015, and incorporated herein by reference)

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
Warrant to Purchase Shares of Series A Preferred issued to Palo Alto Healthcare Master Fund II, L.P. (filed as Exhibit 4.10.E to the Registrant’s Current Report on Form 8-K, as filed on October 2, 2012, and incorporated herein by reference)

4.9
Registration Rights Agreement dated October 2, 2012 between the Registrant and Palo Alto Healthcare Master Fund, L.P., Palo Alto Healthcare Master Fund II, L.P., Micro Cap Partners, L.P., Sofinnova Venture Partners VIII L.P. and Growth Equity Opportunities Fund III, LLC (filed as Exhibit 4.11 to the Registrant’s Current Report on Form 8-K, as filed on October 2, 2012, and incorporated herein by reference)

4.10
Amendment No. 1 to Warrant to Purchase Stock dated May 7, 2013 by and between Silicon Valley Bank and the Registrant (filed as Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2013, and incorporated herein by reference)

4.11
Irrevocable Waiver of Rights to Designate Series A Director dated May 16, 2014 (filed as Exhibit 4.11 to the Registrant’s Current Report on Form 8-K, as filed on May 16, 2014, and incorporated herein by reference)

4.12
Warrant Agreement dated as of April 24, 2014 issued to Hercules Technology Growth Capital, Inc. (filed as Exhibit 4.11 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 11, 2014, and incorporated herein by reference)

4.13*	First Amendment to Warrant Agreement dated November 2, 2015 by and among the Registrant and Hercules Technology Growth Capital, Inc.

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

10.7.A	Amendment No. 1 to 2010 Employee Stock Purchase Plan

10.8
Management Cash Incentive Plan (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on October 30, 2009, and incorporated herein by reference)

10.9
Compensation Program for Non-Employee Directors (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on October 30, 2009, and incorporated herein by reference)

10.10‡
Amended and Restated Collaboration Agreement by and between pSivida, Inc. (f/k/a/Control Delivery Systems, Inc.) and Alimera Sciences, Inc., dated as of March 14, 2008 (filed as Exhibit 10.13 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on April 16, 2010, and incorporated herein by reference)

10.11
Office Lease by and between Rubicon, L.C. and Alimera Sciences, Inc., dated as of May 27, 2003, as amended (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on October 30, 2009, and incorporated herein by reference)

10.12‡
Commercial Contract Manufacturing Agreement, between Alimera Sciences, Inc. and Alliance Medical Products, Inc., dated February 5, 2010 (filed as Exhibit 10.26 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on April 20, 2010, and incorporated herein by reference)

10.13
Form of Notice of Stock Option Grant and Stock Option Agreement under 2010 Equity Incentive Plan (filed as Exhibit 10.30 to Registrant’s Annual Report on Form 10-K, as filed on March 25, 2011, and incorporated herein by reference)

10.14‡
Amendment to Manufacturing Agreement between Registrant and Alliance Medical Products, Inc. (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q, as filed on August 5, 2011, and incorporated herein by reference)

10.15
Form of Notice of Stock Unit Award and Stock Unit Agreement under 2010 Equity Incentive Plan (filed as Exhibit 10.34 to Registrant’s Annual Report on Form 10-K, as filed on March 30, 2012, and incorporated herein by reference)

10.16‡
Manufacturing Agreement by and between the Registrant and Flextronics Medical Sales and Marketing, Ltd. (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2012, and incorporated herein by reference)

10.17	Securities Purchase Agreement dated July 17, 2012 (filed as Exhibit 10.36 to the Registrant’s Current Report, as filed on July 18, 2012, and incorporated herein by reference)

10.18	Amendment No. 1 to Securities Purchase Agreement dated September 21, 2012 (filed as Exhibit 10.37 to the Registrant’s Current Report, as filed on October 2, 2012, and incorporated herein by reference)

10.19
UK Sub-Plan of the 2010 Equity Incentive Plan of Alimera Sciences, Inc. (filed as Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 7, 2012, and incorporated herein by reference)

10.20
Form of UK Sub-Plan Notice of Stock Option Grant and Stock Option Agreement (filed as Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 7, 2012, and incorporated herein by reference)

10.21*	Form of France Sub-Plan of the 2010 Equity Incentive Plan of Alimera Sciences, Inc.

10.22	Employment Contract dated November 3, 2012 by and between the Registrant and Philip Ashman (filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, as filed on March 28, 2013)

10.23
Loan and Security Agreement dated May 7, 2013 between Silicon Valley Bank and Alimera Sciences Limited (filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2013)

10.24
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

10.26	Unconditional Guaranty entered into as of May 7, 2013 by AS C.V. in favor of Silicon Valley Bank (filed as Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2013)

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

10.29	Securities Purchase Agreement dated January 27, 2014 (filed as Exhibit 10.42 to the Registrant’s Current Report, as filed on January 27, 2014, and incorporated herein by reference)

10.30
Loan and Security Agreement dated as of April 24, 2014 by and among Alimera Sciences Limited, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Technology Growth Capital, Inc. (filed as Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 11, 2014, and incorporated herein by reference)

10.31*	First Amendment to Loan and Security Agreement dated November 2, 2015 by and among Alimera Sciences Limited, Hercules Capital Funding Trust and Hercules Technology Growth Capital, Inc.

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

10.35	Sales Agreement dated September 22, 2014 (filed as Exhibit 10.53 to the Registrant’s Current Report on Form 8-K, as filed on September 22, 2014, and incorporated herein by reference)

10.36†
Amended and Restated Employment Agreement, effective as of October 23, 2014, by and between the Registrant and C. Daniel Myers (filed as Exhibit 10.53 to the Registrant’s Current Report on Form 8-K, as filed on October 23, 2014, and incorporated herein by reference)

10.37†
Amended and Restated Employment Agreement, effective as of October 23, 2014, by and between the Registrant and Richard S. Eiswirth, Jr. (filed as Exhibit 10.54 to the Registrant’s Current Report on Form 8-K, as filed on October 23, 2014, and incorporated herein by reference)

10.38†
Amended and Restated Employment Agreement, effective as of October 23, 2014, by and between the Registrant and Kenneth Green, Ph.D. (filed as Exhibit 10.55 to the Registrant’s Current Report on Form 8-K, as filed on October 23, 2014, and incorporated herein by reference)

10.39†	Amended and Restated Employment Agreement, effective as of October 23, 2014, by and between the Registrant and David Holland

10.40	Securities Purchase Agreement dated November 26, 2014 (filed as Exhibit 10.56 to the Registrant’s Current Report on Form 8-K, as filed on November 28, 2014, and incorporated herein by reference)

21.1*	List of subsidiaries of the Registrant (including jurisdiction of organization and names under which subsidiaries do business)

23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS+*	XBRL Instance Document

101.SCH+*	XBRL Taxonomy Extension Schema Document

101.CAL+*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+*	XBRL Taxonomy Extension Presentation Linkbase Document
 __________________

†	Compensation Arrangement.

‡	Confidential treatment has been granted with respect to certain portions of this document.

*	Filed herewith.