Form 10-Q
period 2016-03-31
ALIMERA SCIENCES INC
filed 2016-05-06
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2016 there were 45,096,474 shares of the registrant’s Common Stock issued and outstanding.

ALIMERA SCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS
Various statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding Alimera Sciences, Inc.'s (we, our, Alimera or the Company) strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

•	uncertainty as to our ability to successfully commercialize ILUVIEN® in the European Economic Area (EEA) and the U.S.;

•	our ability to operate our business in compliance with the covenants and restrictions that we are subject to under our credit facility;

•	our ability to raise sufficient additional financing and our need to raise such financing;

•	our limited sales and marketing infrastructure;

•	uncertainty as to the pricing and reimbursement guidelines for ILUVIEN or any future products or product candidates, including ILUVIEN;

•	delay in or failure to obtain regulatory approval of ILUVIEN in additional countries or any future products or product candidates;

•	our expectation that we will be cash flow positive in 2017, if at all;

•	our inability to successfully market and sell ILUVIEN following regulatory approval in additional markets;

•	the extent of government regulations; and

•	dependence on third-party manufacturers to manufacture ILUVIEN or any future products or product candidates in sufficient quantities and quality.
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
We encourage you to read the discussion and analysis of our financial condition and our unaudited interim financial statements contained in this report. We also encourage you to read Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above, other unknown or unpredictable factors also could affect our results. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

PART I. FINANCIAL INFORMATION
ITEM 1. Interim Condensed Consolidated Financial Statements (unaudited)
ALIMERA SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$23,940	$31,075
Restricted cash	39	37
Accounts receivable, net	9,078	9,799
Prepaid expenses and other current assets	2,796	2,696
Inventory, net (Note 5)	1,359	1,552
Total current assets	37,212	45,159
NON-CURRENT ASSETS:
Property and equipment, net	2,489	2,553
Intangible asset, net (Note 6)	22,066	22,549
Deferred tax asset	233	223
TOTAL ASSETS	$62,000	$70,484
CURRENT LIABILITIES:
Accounts payable	$3,894	$4,002
Accrued expenses (Note 7)	4,635	3,911
Note payable, net of discount (Note 9)	33,631	31,786
Capital lease obligations	248	234
Total current liabilities	42,408	39,933
NON-CURRENT LIABILITIES:
Derivative warrant liability	1,296	2,815
Capital lease obligations — less current portion	561	582
Other non-current liabilities	842	834
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value — 10,000,000 shares authorized at March 31, 2016 and December 31, 2015:
Series A Convertible Preferred Stock, 1,300,000 authorized and 600,000 issued and outstanding at March 31, 2016 and December 31, 2015; liquidation preference of $24,000 at March 31, 2016 and December 31, 2015	19,227	19,227
Series B Convertible Preferred Stock, 8,417 authorized and 8,416.251 issued and outstanding at March 31, 2016 and December 31, 2015; liquidation preference of $50,750 at March 31, 2016 and December 31, 2015	49,568	49,568
Common stock, $.01 par value — 100,000,000 shares authorized, 45,005,833 shares issued and outstanding at March 31, 2016 and December 31, 2015	450	450
Additional paid-in capital	300,672	299,376
Common stock warrants	3,049	2,747
Accumulated deficit	(355,044)	(343,900)
Accumulated other comprehensive loss	(1,029)	(1,148)
TOTAL STOCKHOLDERS’ EQUITY	16,893	26,320
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,000	$70,484
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months Ended March 31,
	2016	2015
	(In thousands, except share and per share data)
NET REVENUE	$5,801	$3,938
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(378)	(283)
GROSS PROFIT	5,423	3,655

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	3,020	3,329
GENERAL AND ADMINISTRATIVE EXPENSES	3,395	3,619
SALES AND MARKETING EXPENSES	7,109	7,129
DEPRECIATION AND AMORTIZATION	689	572
OPERATING EXPENSES	14,213	14,649
NET LOSS FROM OPERATIONS	(8,790)	(10,994)

INTEREST EXPENSE, NET AND OTHER	(1,335)	(1,122)
UNREALIZED FOREIGN CURRENCY GAIN (LOSS), NET	34	(114)
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	1,519	2,506
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(2,564)	—
NET LOSS BEFORE TAXES	(11,136)	(9,724)
PROVISION FOR TAXES	(9)	(69)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(11,145)	$(9,793)
NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS — Basic and diluted	$(0.25)	$(0.22)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	45,005,833	44,347,639
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months Ended March 31,
	2016	2015
	(In thousands)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(11,145)	$(9,793)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	119	(358)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	119	(358)
COMPREHENSIVE LOSS	$(11,026)	$(10,151)

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months Ended March 31,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,145)	$(9,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	689	558
Inventory reserve	50	—
Unrealized foreign currency transaction (gain) loss	(34)	114
Loss on early extinguishment of debt	2,564	—
Amortization of debt discount	337	175
Stock-based compensation expense	1,296	1,078
Change in fair value of derivative warrant liability	(1,519)	(2,506)
Changes in assets and liabilities:
Accounts receivable	761	(2,666)
Prepaid expenses and other current assets	(67)	171
Inventory	164	(455)
Accounts payable	(1,522)	272
Accrued expenses and other current liabilities	1,704	(1,708)
Other long-term liabilities	(13)	58
Net cash used in operating activities	(6,735)	(14,702)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(75)	(160)
Net cash used in investing activities	(75)	(160)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	125
Payment of issuance cost of common stock	(52)	—
Payment of Series B Convertible Preferred Stock offering costs	—	(327)
Payment of debt costs	(350)	—
Payment of capital lease obligations	(64)	(3)
Net cash used in financing activities	(466)	(205)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	141	(302)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,135)	(15,369)
CASH AND CASH EQUIVALENTS — Beginning of period	31,075	76,697
CASH AND CASH EQUIVALENTS — End of period	$23,940	$61,328
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$996	$954
Cash paid for income taxes	$13	$—
Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$56	$806
Note payable end of term payment accrued but unpaid	$1,400	$—
There were no dividend payments made during the three months ended March 31, 2016 and 2015.

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
In addition, the Company has entered into various agreements under which distributors will provide regulatory, reimbursement or sales and marketing support for future commercialization of ILUVIEN in numerous countries in the Middle East, Canada, Italy, Australia and New Zealand.
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
The accompanying interim financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015 and related notes included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 15, 2016. The financial results for any interim period are not necessarily indicative of the expected financial results for the full year.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015.
Allowance for Doubtful Accounts on Accounts Receivable
Allowance for doubtful accounts on accounts receivable were $65,000 and $118,000 as of March 31, 2016 and December 31, 2015, respectively.
Research and Development Expenses
Research and development expenses were $1,571,000 and $1,306,000 for the three months ended March 31, 2016 and 2015, respectively.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. ASU 2014-15 provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is is currently in the process of evaluating the potential impact of adopting this guidance on its financial statements.
In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This update requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This ASU is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those years. The Company is currently in the process of evaluating the impact of the adoption on the consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases with durations greater than twelve months to be recognized on the balance sheet and is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption on the consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption on the consolidated financial statements.

4. FACTORS AFFECTING OPERATIONS
To date, the Company has incurred negative cash flow from operations and has accumulated a deficit of $355,044,000 from inception through March 31, 2016. As of March 31, 2016, the Company had approximately $23,940,000 in cash and cash equivalents.
In January 2016, the Company did not meet a revenue threshold under the covenants of the Company’s loan and security agreement with Hercules Capital, Inc. (Hercules). While this violation was waived by Hercules, the Company’s current financial forecast for 2016 projects that the Company must obtain alternative or additional financing or it is probable that the Company will not be in compliance with its liquidity covenant. While these financial covenant requirements may be waived in the future, there can be no certainty that this will be the case. The Company is currently pursuing alternative or additional debt financing and has an at-the-market offering in place under which it can sell up to approximately $34,175,000 of its common stock as of March 31, 2016. In an event of default, all amounts may become due under our loan agreement with Hercules and there would be substantial doubt about our ability to continue as a going concern (see Note 9 Loan Agreements).
Further, due to the limited revenue generated by ILUVIEN to date, even if the Company is able to refinance its loan and security agreement and maintain compliance with its debt covenants, it may have to raise additional capital to fund the continued commercialization of ILUVIEN. If the Company is unable to raise additional financing, the Company will need to adjust its commercial plans so that the Company can continue to operate with its existing cash resources. The actual amount of

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

funds that the Company will need will be determined by many factors, some of which are beyond its control and the Company may need funds sooner than currently anticipated.
The accompanying Interim Financial Statements have been prepared assuming the Company will continue as a going concern. The Company’s negative cash flow from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. The Interim Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.
5. INVENTORY

Inventory consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Component parts (1)	$62	$131
Work-in-process (2)	313	333
Finished goods	1,042	1,525
Total inventory	1,417	1,989
Inventory reserve	(58)	(437)
Inventory — net	$1,359	$1,552

(1) Component parts inventory consists of manufactured components of the ILUVIEN applicator.

(2) Work-in-process primarily consists of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing as required by regulatory authorities in Europe.
6. INTANGIBLE ASSET
As a result of the United States Food and Drug Administration’s (FDA) approval of the New Drug Application (NDA) for ILUVIEN in September 2014, the Company was required to pay pSivida US, Inc. (pSivida) a milestone payment of $25,000,000 (the pSivida Milestone Payment) in October 2014 (see Note 8 License Agreements). The Company had no intangible assets prior to September 2014.
The gross carrying amount of the intangible asset was $25,000,000, which is being amortized over approximately 13 years from the acquisition date. The amortization expense related to the intangible asset was $483,000 and $479,000 for the three months ended March 31 2016 and 2015, respectively. The net book value of the intangible asset was $22,066,000 and $22,549,000 as of March 31, 2016 and December 31, 2015, respectively.
The estimated future amortization expense as of March 31, 2016 for the remaining periods in the next five years and thereafter is as follows (in thousands):

Years Ending December 31
2016	$1,457
2017	1,940
2018	1,940
2019	1,940
2020	1,940
Thereafter	12,849
Total	$22,066

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Accrued compensation expenses	$943	$804
Accrued clinical investigator expenses	1,065	732
Accrued rebate and other revenue reserves	512	452
Accrued End of Term Payment (Note 9)	1,400	1,050
Other accrued expenses	715	873
Total accrued expenses	$4,635	$3,911
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
The Company must share 20% of the net profits of ILUVIEN, determined on a cash basis and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN, as defined by the agreement with pSivida. In connection with this arrangement, the Company is entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of March 31, 2016 and December 31, 2015, the Company was owed approximately $22,786,000 and $21,565,000, respectively, in commercialization costs. Due to the uncertainty of future net profits, the Company has fully reserved these amounts in the accompanying Interim Financial Statements. As a result of the FDA’s approval of the NDA for ILUVIEN in September 2014, the Company made the pSivida Milestone Payment of $25,000,000 in October 2014.

9. LOAN AGREEMENTS
2014 Loan Agreement, 2015 Loan Amendment and 2016 Loan Amendment
In April 2014, Alimera Sciences Limited (Limited), a subsidiary of the Company, entered into a loan and security agreement (2014 Loan Agreement) with Hercules providing for a term loan of up to $35,000,000 (2014 Term Loan) which Limited and Hercules amended in November 2015 (the 2015 Loan Amendment and, together with the 2014 Loan Agreement, the Term Loan Agreement). Under the 2014 Loan Agreement, Hercules made an advance in the initial principal amount of $10,000,000 to Limited at closing to provide Limited with additional working capital for general corporate purposes and to repay the 2013 Term Loan. Hercules made an additional advance of $25,000,000 to Limited in September 2014 following the approval of ILUVIEN by the FDA to fund the pSivida Milestone Payment. The 2014 Term Loan provided for interest only payments through November 2015. Interest on the 2014 Term Loan accrues at a floating per annum rate equal to the greater of (i) 10.90%, or (ii) the sum of (A) 7.65%, plus (B) the prime rate. Following the interest only period the 2014 Term Loan was due and payable to Hercules in equal monthly payments of principal and interest through May 1, 2018. The interest rate on the Term Loan Agreement was 11.15% as of March 31, 2016.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In November 2015, Limited and Hercules amended the 2014 Term Loan to extend the interest only payments through May 2017. Beginning in June 2017, Limited will make 11 equal monthly payments of principal and interest based upon a 30-month amortization schedule followed by a final payment of all remaining outstanding principal and interest in May 2018. In connection with the 2015 Loan Amendment, Limited paid to Hercules an amendment fee of $262,500 and agreed to make an additional payment of $1,050,000 equal to 3% of the 2014 Term Loan at the time of the final payment in May 2018 (End of Term Payment).
Limited and the Company, on a consolidated basis with the Company’s other subsidiaries, agreed to customary affirmative and negative covenants and events of default in connection with these arrangements. The occurrence of an event of default could result in the acceleration of Limited’s obligations under the Term Loan Agreement and an increase to the applicable interest rate and would permit Hercules to exercise remedies with respect to the collateral under the Term Loan Agreement. In connection with the 2015 Loan Amendment, Limited agreed to covenants regarding certain revenue thresholds and a liquidity threshold of $20,000,000 for the Company of which at least $10,000,000 must be in cash.
In January 2016, the revenue threshold covenant was not met by the Company. As a result, in March 2016, Limited entered into the 2016 Loan Amendment with Hercules, which amended certain terms of the Term Loan Agreement. In conjunction with the 2016 Loan Amendment, Hercules waived the covenant violation (the 2016 Loan Amendment).
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
The Company concluded the 2016 Loan Amendment resulted in a substantial modification of the terms of debt when considered with the 2015 Loan Amendment in accordance with the guidance in ASC 470-50, Debt. As a result, the Company accounted for the 2016 Loan Amendment as an extinguishment and recognized a loss on early extinguishment of debt of approximately $2,564,000 within the consolidated statement of operations for the three months ended March 31, 2016. The loss on early extinguishment consisted primarily of the unamortized debt discount associated with the warrants and debt issuance costs incurred prior to the 2016 Loan Amendment, the incremental fair value of the warrants as a result of the modifying the terms of the warrants and the debt issuance costs of $360,000 paid to Hercules for the 2016 Loan Amendment.
The Company’s current financial forecast for 2016 projects that the Company must obtain alternative or additional financing or it is probable that the Company will not be able to comply with the liquidity covenant. While Hercules may waive financial covenant requirements in the future, there can be no certainty that this will be the case. The Company is currently pursuing alternatives with various lenders and has an at-the-market offering in place under which it can sell up to approximately $34,175,000 of its common stock as of March 31, 2016. However, the ability of the Company to avoid noncompliance with the liquidity covenant cannot be assured. If the Company does not maintain compliance with any of its covenants, Hercules could demand immediate repayment in full of the $35,000,000 note payable and the End of Term Payment. As a result, the full amount of the related long-term note payable and the End of Term Payment have been classified as current liabilities in the accompanying consolidated balance sheets at March 31, 2016 and December 31, 2015.
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
In connection with Limited entering into the 2014 Loan Agreement, the Company entered into a warrant agreement with Hercules to purchase up to 285,016 shares of the Company’s common stock at an exercise price of $6.14 per share. Sixty percent of the warrants were exercisable at the closing in April 2014 and the remaining forty percent became exercisable upon

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the funding of the additional $25,000,000 to Limited in September 2014. Further, the Company agreed to amend the warrant agreement in connection with the 2015 Loan Amendment to increase the number of shares issuable upon exercise to 660,377 and decrease the exercise price to $2.65 per share. In connection with the 2016 Loan Amendment, the Company agreed to further amend the warrant agreement to increase the number of shares issuable to 862,069 and decrease the exercise price to $2.03 per share.
Fair Value of Debt
The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing; therefore, the carrying amount of the notes approximated their fair value at March 31, 2016 and December 31, 2015.
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

	Three Months Ended March 31,
	2016	2015
Series A convertible preferred stock	9,022,556	9,022,556
Series B convertible preferred stock	8,416,251	8,416,251
Series A convertible preferred stock warrants	4,511,279	4,511,279
Common stock warrants	940,023	362,970
Stock options	10,626,077	9,180,668
Total	33,516,186	31,493,724

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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These warrants are considered derivative instruments because the agreements provide for settlement in Series A Convertible Preferred Stock shares or common stock shares at the option of the holder, an adjustment to the warrant exercise price for common shares at some point in the future and contain anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. Therefore the warrants were recorded as a liability at issuance. The warrant anti-dilution provisions lapsed in September 2014. At March 31, 2016 and December 31, 2015, the fair market value of the warrants was estimated to be $1,296,000 and $2,815,000, respectively. During the three months ended March 31, 2016 and 2015, the Company recorded gains of $1,519,000 and $2,506,000, respectively, as a result of the change in fair value of the warrants.
In April 2014, 2,255,639 shares of common stock were issued pursuant to the conversion of 150,000 shares of Series A Convertible Preferred Stock held by an investor. In September 2014, 3,759,398 shares of common stock were issued pursuant to the conversion of 250,000 shares of Series A Convertible Preferred Stock held by another investor. As of March 31, 2016, there were 600,000 shares of Series A Convertible Preferred Stock issued and outstanding.
Series B Convertible Preferred Stock
On December 12, 2014, the Company closed a preferred stock financing in which it sold 8,291.873 shares of Series B Convertible Preferred Stock for a purchase price of $6,030 per share, or an aggregate purchase price of $50,000,000, prior to the payment of approximately $432,000 of related issuance costs. The Company issued an additional 124.378 shares of Series B Convertible Preferred Stock as a subscription premium to the purchasers. The powers, preferences and rights of the Series B Convertible Preferred Stock are set forth in the certificate of designation filed by the Company with the Secretary of State of the State of Delaware. Each share of Series B Convertible Preferred Stock is convertible into 1,000 shares of the Company’s common stock at any time at the option of the holder, provided that the holder will be prohibited from converting Series B Convertible Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding. The Series B Convertible Preferred Stock ranks junior to the Company’s existing Series A Convertible Preferred Stock and senior to the Company’s common stock, with respect to rights upon liquidation. The Series B Convertible Preferred Stock ranks junior to all existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions), the Series B Convertible Preferred Stock do not have voting rights. The Series B Preferred Stock is not redeemable at the option of the holder. The Series B Convertible Preferred Stock is not subject to any price-based or other anti-dilution protections and does not provide for any accruing dividends.
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
12. COMMON STOCK
In September 2014, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen) to offer shares of its common stock from time to time through Cowen for the offer and sale of the shares up to an aggregate offering price of $35,000,000. In the fourth quarter of 2015, the Company sold a total of 268,978 shares of its common stock at a weighted average purchase price of $3.07 per share. Gross proceeds from the offering were $825,000 prior to the payment of approximately $104,000 of related commissions, issuance costs and placement fees. Proceeds from the offering were used for general corporate and working capital purposes. The Company did not sell shares in the three months ended March 31, 2016, however, under the terms of the sales agreement, the Company can sell up to approximately $34,175,000 of its common stock as of March 31, 2016.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. STOCK INCENTIVE PLANS
Stock Option Plans
During the three months ended March 31, 2016 and 2015, the Company recorded compensation expense related to stock options of approximately $1,264,000 and $1,070,000, respectively. As of March 31, 2016, the total unrecognized compensation cost related to non-vested stock options granted was $11,113,000 and is expected to be recognized over a weighted average period of 2.81 years. The following table presents a summary of stock option activity for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	9,475,890	$3.43	7,681,256	$3.03
Grants	1,228,000	2.46	1,598,500	5.49
Forfeitures	(77,813)	3.55	(33,140)	4.64
Exercises	—	—	(65,948)	1.90
Options outstanding at period end	10,626,077	3.32	9,180,668	3.46
Options exercisable at period end	6,310,239	3.27	4,750,021	3.18
Weighted average per share fair value of options granted during the period	$1.86		$4.29
The following table provides additional information related to outstanding stock options, exercisable stock options and stock options expected to vest as of March 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	10,626,077	$3.32	7.03 years	$477
Exercisable	6,310,239	3.27	5.79 years	447
Outstanding, vested and expected to vest	10,046,784	3.31	6.90 years	476
The following table provides additional information related to outstanding stock options, exercisable stock options and stock options expected to vest as of December 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	9,475,890	$3.43	6.96 years	$2,565
Exercisable	5,808,528	3.27	5.87 years	2,186
Outstanding, vested and expected to vest	9,016,217	3.41	6.86 years	2,541
Employee Stock Purchase Plan
During the three months ended March 31, 2016 and 2015, the Company recorded compensation expense related to its employee stock purchase plan of approximately $32,000 and $11,000, respectively.

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

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items. The Company’s effective tax rate for the three months ended March 31, 2016 properly excluded tax benefits associated with year-to-date pre-tax losses generated in the U.S. and the Netherlands. Income tax positions are considered for uncertainty in accordance with ASC 740-10. The Company believes that its income tax filing positions and deductions are more likely than not to be sustained on audit; therefore, no ASC 740-10 liabilities and no related penalties and interest have been recorded. The Company does not anticipate any material changes to its uncertain tax positions within the next 12 months. Tax years since 2003 remain subject to examination in Georgia, Tennessee and at the federal level. The time period is longer than the standard statutory 3-year period due to net operating losses (NOLs) from 2003 being available for utilization. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which the NOLs are utilized. Tax years since 2012 remain subject to examination in the United Kingdom and the Netherlands. Tax years since 2013 remain subject to examination in Germany.
Significant management judgment is involved in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Due to uncertainties with respect to the realization of deferred tax assets due to the history of operating losses, a valuation allowance has been established against the entire net deferred tax asset balance. The valuation allowance is based on management’s estimates of taxable income in the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, a change in the valuation allowance may be needed, which could materially impact its financial position and results of operations.
At December 31, 2015, the Company had federal NOL carry-forwards of approximately $100,844,000 and state NOL carry-forwards of approximately $84,301,000 available to reduce future income. The Company’s federal NOL carry-forwards remain fully reserved as of March 31, 2016. If not utilized, the federal NOL carry-forwards will expire at various dates between 2029 and 2035 and the state NOL carry-forwards will expire at various dates between 2020 and 2035.
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
There have been no changes in the methodologies used at March 31, 2016 and December 31, 2015.
The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents (1)	$—	$—	$—	$—
Assets measured at fair value	$—	$—	$—	$—

Liabilities:
Derivative warrant liability (2)	$—	$1,296	$—	$1,296
Liabilities measured at fair value	$—	$1,296	$—	$1,296

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents (1)	$1,010	$—	$—	$1,010
Assets measured at fair value	$1,010	$—	$—	$1,010

Liabilities:
Derivative warrant liability (2)	$—	$2,815	$—	$2,815
Liabilities measured at fair value	$—	$2,815	$—	$2,815

(1)	The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)
The Company uses the Black-Scholes option pricing model and assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments.

16. SEGMENT INFORMATION
During the three months ended March 31, 2016 and 2015, two customers within the U.S. segment accounted for 71% and 62%, respectively, of the Company's consolidated revenues as a result of our sales to large pharmaceutical distributors in the U.S. These two customers within the U.S. segment accounted for approximately 87% and 88% of the Company’s consolidated accounts receivable at March 31, 2016 and December 31, 2015, respectively.
The following table presents a summary of the Company's reporting segments for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	U.S.	International	Consolidated	U.S.	International	Consolidated
	(In thousands)
NET REVENUE	$4,119	$1,682	$5,801	$2,443	$1,495	$3,938
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(222)	(156)	(378)	(138)	(145)	(283)
GROSS PROFIT	3,897	1,526	5,423	2,305	1,350	3,655

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,639	1,381	3,020	1,379	1,950	3,329
GENERAL AND ADMINISTRATIVE EXPENSES	2,014	1,381	3,395	2,188	1,431	3,619
SALES AND MARKETING EXPENSES	5,552	1,557	7,109	4,880	2,249	7,129
DEPRECIATION AND AMORTIZATION	668	21	689	558	14	572
OPERATING EXPENSES	9,873	4,340	14,213	9,005	5,644	14,649
NET LOSS FROM OPERATIONS	(5,976)	(2,814)	(8,790)	(6,700)	(4,294)	(10,994)
OTHER INCOME AND EXPENSES, NET			(2,346)			1,270
NET LOSS BEFORE TAXES			$(11,136)			$(9,724)

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
Our only commercial product is ILUVIEN®, which has been developed to treat diabetic macular edema (DME). DME is a disease of the retina that affects individuals with diabetes and can lead to severe vision loss and blindness. ILUVIEN has received marketing authorization in the United States (U.S.), Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and the United Kingdom. In the U.S., ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure (IOP). In the European Economic Area (EEA) countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with DME considered insufficiently responsive to available therapies. As part of the approval process in the EEA, we have committed to conduct a five-year, post-authorization, open label registry study in 800 patients of ILUVIEN per the labeled indication. Through March 31, 2016, we have enrolled over 300 patients.
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
We commenced operations in June 2003. Since our inception we have incurred significant losses. As of March 31, 2016, we have accumulated a deficit of $355.0 million. We expect to continue to incur losses as we:

•	continue the commercialization of ILUVIEN in the U.S. and the EEA;

•	continue to seek regulatory approval of ILUVIEN in other jurisdictions;

•	evaluate the use of ILUVIEN for the treatment of other diseases; and

•	advance the clinical development of any future products or product candidates either currently in our pipeline, or that we may license or acquire in the future.
As of March 31, 2016, we had approximately $23.9 million in cash and cash equivalents.
We do not expect to have positive cash flow from operations until 2017, if at all.
In January 2016, we did not meet a revenue threshold under the covenants of our loan and security agreement (Term Loan Agreement) with Hercules Capital, Inc. (Hercules). While this violation was subsequently waived by Hercules, our current financial forecast for 2016 projects that we must obtain additional or alternative financing or it is probable that we will not be able to comply with our liquidity covenant under the Term Loan Agreement. We are currently pursuing alternative or additional debt financing and have an at-the-market offering in place under which we may sell up to approximately $34.2 million of our common stock. In an event of default under our Term Loan Agreement, Hercules may call the Term Loan and there would be substantial doubt about our ability to continue as a going concern.
Further, due to the limited revenue generated by ILUVIEN to date, even if we are able to refinance our Term Loan Agreement and maintain compliance with its covenants, we may have to raise additional capital to fund the continued commercialization of ILUVIEN. If we are unable to raise additional financing, we will need to adjust our commercial plans so that we can continue to operate with our existing cash resources or there may be substantial doubt about our ability to continue as a going concern.

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
The agreement provides that after commercialization of ILUVIEN, pSivida will be entitled to 20% of the net profits and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN, as defined in the amended and restated agreement. In connection with this arrangement we are entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of March 31, 2016 and December 31, 2015, pSivida owed us $22.8 million and $21.6 million, respectively, in commercialization costs. Due to the uncertainty of future profits from ILUVIEN, we have fully reserved these amounts in the accompanying consolidated financial statements.
As a result of the United States Food and Drug Administration (FDA) approval of ILUVIEN in September 2014, we paid pSivida a milestone payment of $25.0 million (the pSivida Milestone Payment) in October 2014.
Our Loan Agreements
2014 Loan Agreement, 2015 Loan Amendment and 2016 Loan Amendment
In April 2014, Alimera Sciences Limited (Limited), our subsidiary, entered into a loan and security agreement (2014 Loan Agreement) with Hercules, which Limited and Hercules later amended in November 2015 (the 2015 Loan Amendment and, together with the 2014 Loan Agreement, the Term Loan Agreement). Under the 2014 Loan Agreement, Hercules made an advance in the initial principal amount of $10.0 million to Limited at closing to provide Limited with additional working capital for general corporate purposes and to repay the 2013 Term Loan. Hercules made an additional advance of $25.0 million to Limited in September 2014 following the approval of ILUVIEN by the FDA to fund the pSivida Milestone Payment. The Term Loan provided for interest only payments through November 2015. The 2015 Loan Amendment extended the interest only payments through May 2017. Interest on the Term Loan accrues at a floating per annum rate equal to the greater of (i) 10.90%, or (ii) the sum of (A) 7.65%, plus (B) the prime rate. Beginning in June 2017, Limited will make 11 equal monthly payments of principal and interest based upon a 30-month amortization schedule followed by a final payment of all remaining outstanding principal and interest in May 2018.
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
We also agreed to customary affirmative and negative covenants and events of default in connection with these arrangements. The occurrence of an event of default could result in the acceleration of Limited’s obligations under the 2014 Loan Agreement and an increase to the applicable interest rate and would permit Hercules to exercise remedies with respect to the collateral under the 2014 Loan Agreement.
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
We concluded the 2016 Loan Amendment resulted in a substantial modification of the terms of debt when considered with the 2015 Loan Amendment in accordance with the guidance in ASC 470-50, Debt. As a result, we accounted for the 2016 Loan Amendment as an extinguishment and recognized of a loss on early extinguishment of debt of $2.6 million within the consolidated statement of operations for the three months ended March 31, 2016. The loss on early extinguishment consisted primarily of the unamortized debt discount associated with the warrants and debt issuance costs incurred prior to the 2016 Loan Amendment, the incremental fair value of the warrants as a result of the modifying the terms of the warrants and the debt issuance cost of $360,000 paid to Hercules for the 2016 Loan Amendment.
Our current financial forecast for 2016 projects that we must obtain alternative or additional financing or it is probable that we will not be able to comply with the liquidity covenant. While Hercules may waive financial covenant requirements in the future, there can be no certainty that this will be the case. We are currently pursuing alternatives with various lenders and have an at-the-market offering in place under which we can sell up to approximately $34.2 million of our common stock, however, the avoidance of noncompliance with the liquidity covenant cannot be assured. If we do not maintain compliance with any of its covenants, Hercules could demand immediate repayment in full of the $35.0 million note payable and the End of Term Payment. As a result, the full amount of the related long-term note payable and the End of Term Payment have been classified as current liabilities in the accompanying Balance Sheet at March 31, 2016 and December 31, 2015. Regardless of the noncompliance with financial covenants, we have made every scheduled payment required under the terms of the Term Loan Agreement.
Limited’s obligations to Hercules are secured by a first priority security interest in substantially all of Limited’s assets, excluding intellectual property. Hercules does, however, maintain a negative pledge on Limited’s intellectual property requiring Hercules’ consent prior to the sale of such intellectual property. We and certain of our subsidiaries are guarantors of the obligations of Limited to Hercules under the 2014 Loan Agreement, as amended, pursuant to separate guaranty agreements between Hercules and each of Limited and such subsidiaries (Guaranties). Pursuant to the Guaranties, we and these subsidiaries granted Hercules a first priority security interest in substantially all of their respective assets excluding intellectual property. As of March 31, 2016, we, on a consolidated basis with our subsidiaries, were in compliance with the covenants of the 2014 Term Loan Agreement.
In connection with Limited entering into the 2014 Loan Agreement, we entered into a warrant agreement with Hercules that allows Hercules to purchase up to 285,016 shares of our common stock at an exercise price of $6.14 per share. Sixty percent of the warrants were exercisable at the closing in April 2014 and the remaining 40% became exercisable upon the funding of the additional $25.0 million to Limited in September 2014. Further, we agreed to amend the warrant agreement in connection with the amendment to increase the number of shares issuable upon exercise to 660,377 and decrease the exercise price to $2.65 per share. We recorded the incremental fair value of these warrants as a discount of $1.3 million which is being amortized to interest expense using the effective interest method. We agreed to further amend the warrant agreement in connection with the 2016 Loan Amendment to increase the number of shares issuable upon exercise to 862,069 and decrease the exercise price to $2.03 per share.
The weighted average interest rates of our notes payable approximate the rate at which we could obtain alternative financing; therefore, the carrying amount of the notes approximated their fair value at March 31, 2016 and December 31, 2015.

Financial Operations Overview

	Three Months Ended March 31,
	2016	2015
	(In thousands)
NET REVENUE	$5,801	$3,938
GROSS PROFIT	5,423	3,655
OPERATING EXPENSES	14,213	14,649
NET LOSS FROM OPERATIONS	(8,790)	(10,994)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(11,145)	(9,793)
Revenue
We began generating revenue from ILUVIEN in the second quarter of 2013, but do not expect positive cash flow from operations until 2017, if at all. In addition to generating revenue from product sales, we intend to seek to generate revenue from other sources such as upfront fees, milestone payments in connection with collaborative or strategic relationships and royalties resulting from the licensing of ILUVIEN or any future product candidates and other intellectual property. We expect the revenue we generate in countries where we are commercialized will continue to fluctuate from quarter to quarter based on seasonality and the timing of orders from our customers. Specifically in the U.S., our revenue could fluctuate quarter over quarter, based on our distributors’ ordering patterns which may not correspond directly with their customers' ordering patterns. Additionally, margins will be lower in countries where we choose to partner with distributors who will provide regulatory, reimbursement or sales and marketing support for future commercialization of ILUVIEN. Further, we expect any revenue we generate will fluctuate from quarter to quarter as a result of the nature, timing and amount of any milestone payments we may receive from potential collaborative and strategic relationships.
Net revenue increased by approximately $1.9 million, or 49%, to approximately $5.8 million for the three months ended March 31, 2016 primarily as a result of our U.S. launch of ILUVIEN in March 2015.
Operating Expenses
Operating expenses decreased by approximately $400,000, or 3%, to approximately $14.2 million for the three months ended March 31, 2016 primarily as a result of decreases in research, development and medical affairs expenses of $300,000 and in general and administrative expenses of $200,000 offset by an increase of $100,000 in depreciation and amortization expenses.
Research, Development and Medical Affairs Expenses
Substantially all of our research, development and medical affairs expenses incurred to date related to our continuing operations have been related to the development of ILUVIEN. We anticipate that we will incur additional research, development and medical affairs expenses in the future as we expand the availability of ILUVIEN in additional geographies, evaluate and possibly pursue the regulatory approval of ILUVIEN in additional jurisdictions, the development of ILUVIEN for additional indications, or develop additional products or product candidates. We recognize research, development and medical affairs expenses as they are incurred. Our research, development and medical affairs expenses consist primarily of:

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
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of professional fees and compensation for employees for the commercial promotion of, the development of market awareness for, the pursuit of reimbursement for and the execution of launch plans for ILUVIEN. Other costs include professional fees associated with developing plans for ILUVIEN and maintaining public relations.
We launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013 and in the U.S. and Portugal in the first quarter of 2015.
We have a European management team, local management teams and commercial personnel in France, Germany, Portugal and the United Kingdom totaling 26 persons at March 31, 2016, of which five are consultants. As of March 31, 2016, we had a U.S. field force of approximately 44 persons, including sales personnel, reimbursement specialists and payor relations directors.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our unaudited interim condensed consolidated financial statements and notes (interim financial statements) which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. We discuss our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K. There have been no significant changes in our critical accounting policies.

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
Certain operating expenses are allocated between our reporting segments based on activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates will directly impact the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. There were no significant changes in our expense allocation methodology during 2016 or 2015.
U.S. Segment

	Three Months Ended March 31,
	2016	2015
	(In thousands)
NET REVENUE	$4,119	$2,443
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(222)	(138)
GROSS PROFIT	3,897	2,305

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,639	1,379
GENERAL AND ADMINISTRATIVE EXPENSES	2,014	2,188
SALES AND MARKETING EXPENSES	5,552	4,880
DEPRECIATION AND AMORTIZATION	668	558
OPERATING EXPENSES	9,873	9,005
NET LOSS FROM OPERATIONS	$(5,976)	$(6,700)
Three months ended March 31, 2016 compared to the three months ended March 31, 2015
Net Revenue. Net revenue increased by approximately $1.7 million, or 71%, to approximately $4.1 million for the three months ended March 31, 2016 compared to approximately $2.4 million for the three months ended March 31, 2015. The increase was primarily attributable to an increase in sales volume since the U.S. launch of ILUVIEN in the first quarter of 2015.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by approximately $80,000, or 57%, to approximately $220,000 for the three months ended March 31, 2016 compared to approximately $140,000 for the three months ended March 31, 2015, as a result of an increase in sales volume since the U.S. launch of ILUVIEN in the first quarter of 2015.
Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $200,000, or 14%, to approximately $1.6 million for the three months ended March 31, 2016 compared to approximately $1.4 million for the three months ended March 31, 2015. The increase was primarily attributable to an increase of $650,000 in allocated costs associated with U.S. based research and development. These costs are allocated based upon our future expected revenues from our segments. The increase is offset by decreases of approximately $310,000 related to state R&D tax credits and $130,000 for U.S. compliance costs.
General and administrative expenses. General and administrative expenses decreased by approximately $200,000, or 9%, to approximately $2.0 million for the three months ended March 31, 2016 compared to approximately $2.2 million for the three months ended March 31, 2015. The decrease was primarily attributable to a reduction in professional and legal fees of $160,000 due to the addition of in-house counsel in the second quarter of 2015.
Sales and Marketing expenses. Sales and marketing expenses increased by approximately $700,000, or 14%, to approximately $5.6 million for the three months ended March 31, 2016 compared to approximately $4.9 million for the three months ended March 31, 2015. The increase was primarily attributable to an increase of $970,000 in costs for the commercial team hired for the launch of ILUVIEN in the U.S. in the first quarter of 2015 offset by a decrease of $440,000 in marketing and market access costs associated with the initial launch of ILUVIEN in the U.S. in the first quarter of 2015.
Depreciation and amortization. Depreciation and amortization increased by approximately $110,000, or 20%, to approximately $670,000 for the three months ended March 31, 2015 compared to approximately $560,000 for the three months ended March 31, 2015. The increase was primarily attributable to depreciation expense associated with capital leases entered into beginning in late March 2015 for automobiles for the U.S. commercial team.
International Segment

	Three Months Ended March 31,
	2016	2015
	(In thousands)
NET REVENUE	$1,682	$1,495
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(156)	(145)
GROSS PROFIT	1,526	1,350

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,381	1,950
GENERAL AND ADMINISTRATIVE EXPENSES	1,381	1,431
SALES AND MARKETING EXPENSES	1,557	2,249
DEPRECIATION AND AMORTIZATION	21	14
OPERATING EXPENSES	4,340	5,644
NET LOSS FROM OPERATIONS	$(2,814)	$(4,294)
Three months ended March 31, 2016 compared to the three months ended March 31, 2015
Net Revenue. Net revenue increased by approximately $200,000, or 13%, to approximately $1.7 million for the three months ended March 31, 2016 compared to approximately $1.5 million for the three months ended March 31, 2015. The increase was primarily attributable to a net increase of $320,000 from higher sales volumes in Portugal and Germany offset by decreases in sales volume in the United Kingdom and in the value of the British pound sterling and the Euro which reduced reported revenue by $140,000 in the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by approximately $10,000, or 7%, to approximately $160,000 for the three months ended March 31, 2016 compared to approximately $150,000 for the three months ended March 31, 2015. The increase was primarily attributable to higher sales volume.
Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $600,000, or 30%, to approximately $1.4 million for the three months ended March 31, 2016 compared to approximately $2.0 million for the three months ended March 31, 2015. The decrease was primarily attributable to a reduction of allocated costs associated with U.S. based research and development. These costs are allocated based upon our future expected revenues from our segments.
General and administrative expenses. General and administrative expenses were $1.4 million for the three months ended March 31, 2016 and 2015. There was an increase in personnel costs of $120,000 as the international segment has expanded, which was offset by other reductions in costs.
Sales and Marketing expenses. Sales and marketing expenses decreased by approximately $600,000, or 27%, to approximately $1.6 million for the three months ended March 31, 2016 compared to approximately $2.2 million for the three months ended March 31, 2015. The decrease was primarily attributable to decreases of approximately $460,000 in costs associated with the transition of several sales, management and market access roles that were contracted from Quintiles Commercial and brought in-house in 2015 and approximately $210,000 in costs for market research, consultants and market access.

Consolidated other income and expense
The following selected unaudited financial and operating data are derived from our consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our interim condensed consolidated financial statements.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
NET LOSS FROM OPERATIONS	$(8,790)	$(10,994)

INTEREST EXPENSE, NET AND OTHER	(1,335)	(1,122)
UNREALIZED FOREIGN CURRENCY GAIN (LOSS), NET	34	(114)
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	1,519	2,506
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(2,564)	—
NET LOSS BEFORE TAXES	(11,136)	(9,724)
PROVISION FOR TAXES	(9)	(69)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(11,145)	$(9,793)
Interest expense, net and other.
Interest expense, net and other increased by approximately $200,000, or 18%, to approximately $1.3 million for the three months ended March 31, 2016 compared to approximately $1.1 million for the three months ended March 31, 2015. The increase was primarily attributable to an increase in the underlying prime interest rate on our Term Loan Agreement.
Unrealized foreign currency loss, net.
We recorded a non-cash unrealized foreign currency gain of approximately $30,000 for the three months ended March 31, 2016 compared to a loss of approximately $110,000 for the three months ended March 31, 2015. The unrealized foreign currency loss in 2015 was primarily attributable to the declining value of the Euro and the British pound sterling during the three months ended March 31, 2015.
Change in fair value of derivative warrant liability.
A decrease in the fair value of our derivative warrant liability resulted in a non-cash gains of approximately $1.5 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively. The change in fair value was primarily attributable to decreases in the fair market value of our underlying common stock during both the three-month periods ended March 31, 2016 and 2015.
Loss on early extinguishment of debt.
We recorded a loss on early extinguishment of debt of approximately $2.6 million for the three months ended March 31, 2016, as a result of the 2016 Loan Amendment to our Term Loan Agreement.
Liquidity and Capital Resources
To date, we have incurred negative cash flow from operations and have accumulated a deficit of $355.0 million from our inception through March 31, 2016.
As of March 31, 2016, we had approximately $23.9 million in cash and cash equivalents. We launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013 and in the U.S. and Portugal in the first quarter of 2015.
In January 2016, we did not meet a revenue threshold under the covenants of the Term Loan Agreement. Limited entered into the 2016 Loan Amendment, which waived the covenant violation and amended certain terms of the Term Loan Agreement. The 2016 Loan Amendment amends the revenue covenant to a rolling three month calculation to first be measured for the three months ending May 31, 2016 and increases the liquidity covenant. The amended liquidity covenant requires us to keep at least $25.0 million in liquidity, with a minimum of $17.5 million in cash. Additionally, in any month in which we have $25.0 million in cash, the revenue requirement will be waived. Our current financial forecasts for 2016 project that we must obtain alternative or additional financing otherwise it is probable that we will not be able to comply with the liquidity covenant. We are currently pursuing alternative or additional debt financing and have an at-the-market offering in place under which we may sell up to approximately $34.2 million of our common stock. If an event of default occurs under our Term Loan Agreement, Hercules may call the Term Loan.
Further, due to the limited revenue generated by ILUVIEN to date, even if we are able to refinance our Term Loan Agreement and maintain compliance with its covenants, we may have to raise additional capital to fund the continued commercialization of ILUVIEN. If we are unable to raise additional financing, we will need to adjust our commercial plans so that we can continue to operate with our existing cash resources or there may be substantial doubt about our ability to continue as a going concern.
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
For the three months ended March 31, 2016, cash used by our operations of $6.7 million was primarily due to our net loss of $11.1 million and a non-cash gain of $1.5 million for the change in our derivative warrant liability offset by non-cash items including $2.6 million loss on early debt extinguishment, $1.3 million of stock-based compensation expense, $690,000 for depreciation and amortization and $340,000 for non-cash interest expense associated with our debt discount. Further decreasing cash used in operations were decreases in accounts receivable of approximately $760,000 and in inventory of approximately $160,000 and an increase in accounts payable, accrued expenses and other current liabilities of approximately $180,000. Accounts receivable decreased primarily due to collections in the U.S. and Portugal.
For the three months ended March 31, 2015, cash used by our operations of $14.7 million was primarily due to our net loss of $9.8 million and non-cash gain of $2.5 million for the change in our derivative warrant liability offset by non-cash items including $1.1 million of stock-based compensation expense, $560,000 for depreciation and amortization and $110,000 for unrealized foreign currency transaction loss. Further increasing cash used in operations were increases in accounts receivable of approximately $2.7 million and in inventory of $460,000 and a decrease of accounts payable, accrued expenses and other current liabilities of $1.5 million. Accounts receivable and inventory increased primarily due to the U.S. launch of ILUVIEN during the quarter. Accounts payable and accrued expenses and other current liabilities decreased primarily due to the payment of $2.0 million for a milestone payment payable to a consultant that was engaged to assist with the pursuit of approval of ILUVIEN in the U.S.
For the three months ended March 31, 2016, net cash used in our investing activities was approximately $80,000, which was due to the purchase of property and equipment, primarily the purchase of accounts payable software and leasehold improvements.
For the three months ended March 31, 2015, net cash used in our investing activities was approximately $160,000, which was due to the purchase of property and equipment, primarily the purchase of drug safety management software.
For the three months ended March 31, 2016, net cash used in our financing activities was approximately $470,000 due to the payment of debt issuance costs of approximately $350,000 associated with the second amendment of our Hercules Term Loan Agreement and approximately $60,000 in payments on capital leases.
For the three months ended March 31, 2015, net cash used in our financing activities was approximately $210,000 due to the payment of issuance costs of $330,000 associated with the sale of our Series B Convertible Preferred Stock offset by cash received of $130,000 from the proceeds from stock option exercises.
Contractual Obligations and Commitments
There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 15, 2016.
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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. ASU 2014-15 provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Our management is currently in the process of evaluating the potential impact of adopting this guidance on our financial statements.
In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This update requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This ASU is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those years. Our management is currently in the process of evaluating the impact of the adoption on the consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases with durations greater than twelve months to be recognized on the balance sheet and is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted. Our management is currently in the process of evaluating the impact of the adoption on the consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. Our management is currently in the process of evaluating the impact of the adoption on the consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Liquidity
See the “Liquidity and Capital Resources” section of this Quarterly Report on Form 10-Q for additional discussion of liquidity and related risks.
Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our loan agreement with Hercules. We do not believe we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $90,000 increase in interest expense for the three months ended March 31, 2016.
Credit Quality Risk
We are subject to credit risk in connection with accounts receivable from our product sales of ILUVIEN. We have contractual payment terms with each of our customers and we monitor our customers’ financial performance and credit worthiness so that we can properly assess and respond to any changes in their credit profile. During the three months ended March 31, 2016 and 2015, we did not recognize any charges for write-offs of accounts receivable. As of March 31, 2016 and December 31, 2015, two U.S.-based distributors accounted for 87% and 88%, respectively, of our accounts receivable balances.
Foreign Exchange Risk
As discussed further above, we market ILUVIEN outside the U.S. Therefore, significant changes in foreign exchange rates of the countries outside the U.S. where our product is sold can impact our operating results and financial condition. As sales outside the U.S. continue to grow and as we expand our international operations, we will continue to assess potential steps, including foreign currency hedging and other strategies, to mitigate our foreign exchange risk.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
We are not a party to any material pending legal proceedings and management is not aware of any contemplated proceedings by any governmental authority against us.
ITEM 1A. Risk Factors
In our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 15, 2016, we identify under Item 1A of Part I important factors which could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. There have been no material changes in our risk factors subsequent to the filing of our Form 10-K for the fiscal year ended December 31, 2015. However, the risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of Registrant, as amended on various dates (filed as Exhibit 3.2 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on April 6, 2010 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed on November 5, 2015 and incorporated herein by reference).

3.3
Certificate of Designation of Series A Convertible Preferred Stock (filed as Exhibit 3.5 to the Registrant’s Current Report on Form 8-K, as filed on October 2, 2012 and incorporated herein by reference).

3.4
Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (filed as Exhibit 3.6 to the Registrant’s Current Report on Form 8-K, as filed on December 15, 2014 and incorporated herein by reference).

4.14	Second Amendment to Warrant Agreement dated March 14, 2016 by and among the Registrant and Hercules Capital, Inc. f/k/a Hercules Technology Growth Capital, Inc.

10.41†	First Amended and Restated Commercial Contract Manufacturing Agreement dated as of February 5, 2016 by and between Alimera Sciences, Inc. and Alliance Medical Products, Inc. d.b.a. Siegfried Irvine.

10.42
Second Amendment to Loan and Security Agreement dated March 14, 2016 by and among Alimera Sciences Limited, Hercules Capital Funding Trust and Hercules Capital, Inc. f/k/a Hercules Technology Growth Capital, Inc.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Link Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Confidential treatment has been requested with respect to certain portions of this document.

+
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

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

ALIMERA SCIENCES, INC.

May 6, 2016	By:	/s/ C. Daniel Myers
C. Daniel Myers
Chief Executive Officer
(Principal Executive Officer)

May 6, 2016	By:	/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of Registrant, as amended on various dates (filed as Exhibit 3.2 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on April 6, 2010 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed on November 5, 2015 and incorporated herein by reference).

3.3
Certificate of Designation of Series A Convertible Preferred Stock (filed as Exhibit 3.5 to the Registrant’s Current Report on Form 8-K, as filed on October 2, 2012 and incorporated herein by reference).

3.4
Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (filed as Exhibit 3.6 to the Registrant’s Current Report on Form 8-K, as filed on December 15, 2014 and incorporated herein by reference).

4.14	Second Amendment to Warrant Agreement dated March 14, 2016 by and among the Registrant and Hercules Capital, Inc. f/k/a Hercules Technology Growth Capital, Inc.

10.41†	First Amended and Restated Commercial Contract Manufacturing Agreement dated as of February 5, 2016 by and between Alimera Sciences, Inc. and Alliance Medical Products, Inc. d.b.a. Siegfried Irvine.

10.42
Second Amendment to Loan and Security Agreement dated March 14, 2016 by and among Alimera Sciences Limited, Hercules Capital Funding Trust and Hercules Capital, Inc. f/k/a Hercules Technology Growth Capital, Inc.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Link Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Confidential treatment has been requested with respect to certain portions of this document.

+
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

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