Form 10-K
period 2016-12-31
ALIMERA SCIENCES INC
filed 2017-03-03
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
As of June 30, 2016, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $45,721,956 based on the closing price of the registrant’s Common Stock, on June 30, 2016, as reported by the NASDAQ Global Market. For the purposes of this disclosure, shares of Common Stock held by each executive officer, director and stockholder known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 1, 2017 there were 64,862,904 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement with respect to the registrant’s 2016 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2016, are incorporated by reference into Part III of this annual report on Form 10-K.

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

ITEM 1. BUSINESS
Overview
Alimera Sciences, Inc., and its subsidiaries (we, Alimera or the Company), is a pharmaceutical company that specializes in the commercialization, research and development of prescription ophthalmic pharmaceuticals. We are presently focused on diseases affecting the back of the eye, or retina, because we believe these diseases are not well treated with current therapies and represent a significant market opportunity.
Our only commercial product is ILUVIEN®, which has been developed to treat diabetic macular edema (DME). DME is a disease of the retina that affects individuals with diabetes and can lead to severe vision loss and blindness. ILUVIEN has received marketing authorization in the United States (U.S.), Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and the United Kingdom. In the U.S., ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure (IOP). In the European Economic Area (EEA) countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with DME considered insufficiently responsive to available therapies. As part of the approval process in Europe, we committed to conduct a five-year, post-authorization, open label registry study in 800 patients treated with ILUVIEN. In the fourth quarter of 2016, we requested approval to modify our protocol to cap enrollment in the study due to our post market safety surveillance not showing any unexpected safety signals. Although we have not received formal regulatory approval, the Medicines & Healthcare products Regulatory Agency (MHRA) has agreed to allow us to suspend enrollment, pending approval of our protocol amendment. As of December 31, 2016, 548 patients were enrolled in this study.
We launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013 and in the U.S. and Portugal in the first quarter of 2015.
In addition, we have entered into various agreements under which distributors will provide regulatory, reimbursement or sales and marketing support for future commercialization of ILUVIEN in numerous countries in the Middle East, Italy, Australia, New Zealand and Canada. In the third quarter of 2016, our Middle East distributor launched ILUVIEN and initiated named patient sales in the Middle East.
ILUVIEN is an intravitreal implant that treats patients by delivering a continuous microdose of the non-proprietary corticosteroid fluocinolone acetonide (FAc) in the eye, which lasts for up to 36 months. We believe that corticosteroids provide the best option in the treatment of DME because of the inflammatory aspects of the disease. Further, we believe that ILUVIEN’s continuous microdose makes it the only approved drug therapy that can deliver consistent daily therapeutic levels and mitigate the typical corticosteroid related side effects. ILUVIEN, which is non-bioerodable, provides consistent delivery as a result of its constant surface area. This provides a sustained therapeutic effect on DME, and an adverse event profile that is predictable and manageable by a retinal physician. Other corticosteroid options for DME provide a higher initial daily dose but then rapidly decline, requiring frequent reinjection by the physician to maintain or reestablish the therapeutic effect. ILUVIEN is inserted into the back of the patient’s eye in a non-surgical procedure employing a device with a 25-gauge needle, which allows for a self-sealing wound.
Our strategy is to establish ILUVIEN as a leading therapy for vision loss in DME patients and subsequently for other indications for which ILUVIEN is proven safe and effective. We are led by an executive team with extensive development and commercialization expertise with ophthalmic products. We intend to capitalize on our management’s experience and expertise to market ILUVIEN, and other potential eye care products, when, where and if such drugs receive regulatory approval.
Business Strategy
We are presently focused on diseases affecting the back of the eye, or retina, because we believe these diseases are not well treated with current therapies and represent a significant market opportunity. Our business strategy is to:

•
Maximize the Commercial Success of ILUVIEN. We launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013 and in the U.S. and Portugal in the first quarter of 2015. We have approval in 14 additional countries in the EEA and we are pursuing opportunities to sell ILUVIEN in some of these countries, including Austria and Ireland. In Italy, our distributor plans to launch ILUVIEN in 2017. In addition, outside the EEA, our distributor launched in the Middle East and began selling ILUVIEN in the United Arab Emirates in the second half of 2016.

•
Pursue Approval in Additional Countries. We plan to pursue regulatory approval for ILUVIEN, directly or with a partner, in other countries. In addition to the distribution agreements for the Middle East and Italy, we entered into agreements to distribute ILUVIEN in Australia, New Zealand and Canada. Pursuant to these agreements, our distributors will assist us in obtaining approval or seek approval with our oversight in those countries. In addition, under a Mutual Recognition Procedure (MRP) available in the EEA, we can submit ILUVIEN for approval in any or all of the remaining 12 European Union (EU) countries where we do not have marketing approval.

•
Assess the Effectiveness of ILUVIEN for Additional Retinal Diseases. We believe that ILUVIEN has the potential to address additional retinal diseases including, among others, Non-Proliferative Diabetic Retinopathy (NPDR), retinal vein occlusion (RVO), dry aged-related macular degeneration (AMD) and wet AMD.

•
Expand Our Ophthalmic Product Pipeline. We believe there are further unmet medical needs in the treatment of ophthalmic diseases. Toward that end, we intend to evaluate in-licensing and acquisition opportunities for compounds and technologies with potential treatment applications for diseases affecting the eye.

Disease Overview and Market Opportunity
Diabetes and Diabetic Retinopathy
Diabetes mellitus, with its systemic and ophthalmic complications, represents a global public health threat. The estimated prevalence of diabetes worldwide in 2015 increased to 415 million people and is expected to increase to 642 million people by 2040 according to the U.S. Centers for Disease Control and Prevention (CDC).
According to the CDC, the number of Americans diagnosed with diabetes was approximately 22.0 million people in 2014 and continues to increase each year. In addition to diagnosed cases, the CDC most recently estimated in 2012 that an additional 8.1 million Americans with diabetes are undiagnosed and are therefore not being monitored and treated to control their disease and prevent systemic and ophthalmic complications. In the EEA countries in which ILUVIEN has received marketing authorizations, according to the International Diabetes Foundation, Diabetes Atlas, Seventh Edition, 2015 Update, there are approximately 17.2 million diagnosed diabetics and 10.5 million diabetics that remain undiagnosed.
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
DME has been demonstrated to be mediated by multiple cytokines in various studies where cytokine levels are measured inside the eye. Of the currently approved pharmacotherapies to treat DME, only corticosteroids, including the corticosteroid in ILUVIEN, affect multiple cytokines.
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
Current Treatments for DME
Anti-vascular endothelial growth factor (VEGF) therapies are the current standard of care for the treatment of DME. Lucentis and Eylea are the only approved anti-VEGF therapies marketed for the treatment of vision loss associated with DME in the EEA and for the treatment of DME in the U.S. having been proven efficacious in patients suffering from DME. Off-label injections and anti-VEGF oncology therapy are also used to treat DME. However, anti-VEGF therapies are limited by a need for multiple and frequent injections to maintain a therapeutic effect. Further, many patients either do not achieve a response or achieve an insufficient response from these anti-VEGF therapies. In addition, these therapies have safety profiles which include an increased risk of endophthalmitis, a serious eye infection that must be treated with high doses of antibiotics.
Intravitreal corticosteroid therapies are also used to treat DME. Ozurdex, a short acting corticosteroid, is marketed for the treatment of vision loss associated with DME in the EEA and for the treatment of DME in the U.S. Intravitreal injections of triamcinolone, an off label corticosteroid, and Avastin are also used to treat DME via intravitreal injections. Corticosteroids have historically been associated with significant increases in IOP, which may increase the risk of glaucoma and the acceleration of cataract formation. Like anti-VEGF antibody therapy, these shorter duration corticosteroids are limited by a need for multiple and frequent injections to maintain a therapeutic effect.
Because of the bolus nature of anti-VEGF and shorter duration corticosteroid injections, the daily drug therapy delivered to the eye is often inconsistent.
Laser photocoagulation is a retinal procedure in which a laser is used to apply a burn, or a pattern of burns, to cauterize leaky blood vessels to reduce edema. Visual acuity gains are less frequently seen with this therapy, however, its primary benefit is to prevent or slow vision loss. Further, this is a destructive procedure that has undesirable side effects including partial loss of peripheral and night vision.
ILUVIEN
Overview
Our only commercial product is ILUVIEN, a sustained release corticosteroid intravitreal implant for the treatment of DME. "Intravitreal" refers to the space inside the eye behind the lens that contains the jelly-like substance called vitreous. DME is a disease of the retina which affects individuals with diabetes and can lead to severe vision loss and blindness. ILUVIEN consists of a tiny non-bioerodable polyimide tube with a permeable membrane cap on one end and an impermeable silicone cap on the other end that is filled with 190mg of FAc in a polyvinyl alcohol matrix. Both polyimide and the polyvinyl alcohol matrix have been demonstrated to be biocompatible with ocular tissues and have histories of safe use within the eye. ILUVIEN, which is non-bioerodable, provides consistent delivery as a result of its constant surface area which allows it to deliver a continuous microdose of FAc over 36 months. ILUVIEN is inserted in the back of the patient’s eye in a non-surgical procedure using a sterile preloaded applicator (the ILUVIEN applicator) employing a 25-gauge needle, which allows for a self-sealing wound. This procedure is similar to that commonly employed by retinal specialists in the administration of other intravitreal therapies.
Based on data from our FAME Study (described below), our current post-market study in Europe and our real world experience with ILUVIEN, we believe ILUVIEN is a unique therapeutic option for DME that improves vision while mitigating side effects associated with the continuous, multi-year, intravitreal delivery of corticosteroids, especially elevated IOP. We believe that the uniqueness of this therapeutic option rests on the following reasons:

•
ILUVIEN delivers FAc. The active pharmaceutical ingredient in ILUVIEN is FAc, which has demonstrated efficacy in the treatment of DME in clinician’s real world experience and in the two completed Phase 3 pivotal clinical trials, collectively referred to as our FAME Study, over multiple years.

•
ILUVIEN delivers a continuous daily microdose of steroid to the eye. The delivery mechanism of ILUVIEN provides lower daily and aggregate exposure to corticosteroids than other intraocular dosage forms currently available. ILUVIEN has shown to provide sustained sub-microgram levels of FAc through in vitro release kinetics and in vivo over time. The results of our FAME Study demonstrated that ILUVIEN provides a sustained, therapeutic effect in the treatment of DME patients for up to 36 months.

Fluocinolone Acetonide
FAc, a non-proprietary corticosteroid, is the active compound in ILUVIEN and a member of the class of steroids known as corticosteroids. Corticosteroids have demonstrated a range of pharmacological actions, including inhibition of inflammation, inhibition of leukostasis, up regulation of occludin, inhibition of the release of certain inflammatory cytokines and suppression of VEGF secretion. Leukostasis refers to the accumulation of white blood cells at a particular site which leads to further tissue damage. Occludin is an important protein in maintaining and reinforcing the tight junctions between cells. These pharmacological actions have the potential to treat various ocular conditions, including DME, NPDR, RVO, dry AMD and wet AMD. However, FAc shares many of the same side effects as other corticosteroids currently available for intraocular use, including increased IOP, which may increase the risk of glaucoma, and the acceleration of cataract formation.

ILUVIEN for Other Diseases of the Eye
We believe that ILUVIEN has the potential to address other ophthalmic diseases such as RVO, NPDR, dry AMD and wet AMD. Details regarding the rationale for these other indications are as follows:

•
Macular edema associated with RVO. According to GlobalData, a provider of global business intelligence, there are 16 million adults affected with RVO around the world. In September 2009, Allergan, Inc. (Allergan) introduced Ozurdex (a short duration corticosteroid) as the first approved product for macular edema following branch or RVO. The U.S. Food and Drug Administration’s (FDA) approval of Ozurdex provides additional evidence that corticosteroids work effectively to treat RVO.

•
Moderately severe to severe NPDR progression to proliferative diabetic retinopathy (PDR). NPDR is the most at-risk stage of diabetic retinopathy for risk of progression to PDR. Prevention of progression to PDR is clinically important as the risk of severe vision loss, blindness and retinal detachment increase when diabetic retinopathy progresses from NPDR to PDR.

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

•
Wet AMD. The size of the wet AMD market was $2 billion in 2008 according to VisionGain, an independent competitive intelligence organization. According to American Academy of Ophthalmology, more than 11 million people in America are affected by AMD and are now benefiting from advanced treatment options such as anti-VEGF agents and photodynamic therapy (PDT). Anti-VEGF antibodies require persistent dosing to maintain a therapeutic effect which is a burden on both the patient and the physician. Estimates as of March 2015 of the global cost of visual impairment due to AMD is $343 billion, including $255 billion in direct health care costs according to BrightFocus Foundation. We believe ILUVIEN has the potential to be synergistic with the market leading anti-VEGF antibody therapies in the treatment of wet AMD given that corticosteroids have been shown to suppress the production of VEGF.

ILUVIEN Regulatory Status
ILUVIEN has received marketing authorization in the U.S., Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and the United Kingdom. In the U.S., ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in IOP. In the EEA countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with DME considered insufficiently responsive to available therapies. As part of the approval in Europe, we committed to conduct a five-year, post-authorization, open label registry study in 800 patients treated with ILUVIEN. In the fourth quarter of 2016, we requested approval to modify our protocol to cap enrollment in the study due to our post market safety surveillance not showing any unexpected safety signals. Although we have not received formal regulatory approval, the MHRA has agreed to allow us to suspend enrollment, pending approval of our protocol amendment. As of December 31, 2016, 548 patients were enrolled in this study.
We or our distributors are currently pursuing regulatory approval in certain Middle East countries, Australia, New Zealand and Canada.
Commercialization
ILUVIEN is the only intraocular therapy to treat DME designed to deliver a continuous microdose of FAc over 36 months enabling the physician to treat DME consistently and continuously every day. Our commercialization strategy is to establish ILUVIEN as a leading therapy for the treatment of DME and subsequently for other indications for which ILUVIEN may prove safe and effective. We launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013 and in the U.S. and Portugal in the first quarter of 2015. We plan to launch ILUVIEN in Austria and Ireland in 2017. Our distributor in the Middle East launched ILUVIEN in the United Arab Emirates in the fourth quarter of 2016. In Italy, our distributor plans to launch ILUVIEN in 2017. We also plan to commercialize ILUVIEN, directly or with a partner, in other EEA and non-EEA countries pending the receipt of reimbursement and future applicable regulatory approvals. Although we anticipate ILUVIEN being administered as a standalone therapy, we do not foresee the use of ILUVIEN as precluding the administration of other therapies in conjunction with ILUVIEN. Our commercialization strategy in any geography is subject to and dependent upon the regulatory approval of ILUVIEN in any jurisdiction.
Sales and Marketing
We began building our U.S. commercial infrastructure in the fourth quarter of 2014 following the FDA approval of ILUVIEN with the addition of sales management, field sales representatives, payor relations specialists, reimbursement support specialists and other positions. As of December 31, 2016, we had a U.S. field force of approximately 45 persons, including sales personnel, reimbursement specialists, and payor relations directors.
In late 2012 and early 2013 we established a core management team for our European operations based in the United Kingdom. In November 2012, we entered into a master services agreement with Quintiles Commercial Europe Limited. Under the agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) provided certain services to us in relation to the commercialization of ILUVIEN, in France, Germany and the United Kingdom. In December 2013 and January 2014, respectively, we transitioned our German and United Kingdom country manager positions in-house. In April 2015, we terminated the project orders associated with France and Germany and transitioned the covered positions employed by Quintiles Commercial to our payroll. In July 2015, we terminated the remaining project orders associated with the United Kingdom and transitioned the covered positions employed by Quintiles Commercial to our payroll. As of December 31, 2015 all of the agreements with Quintiles Commercial had been terminated.
In the fourth quarter of 2016, after unsuccessfully negotiating with the French government to obtain an appropriate price, we decided to close operations in France. We expect the closing of operations to be completed in early 2017. We are continuing to evaluate our options to enter the French market, including potential distributor relationships.
As of December 31, 2016, we had a European management team, local management teams and commercial personnel in France, Germany, Portugal and the United Kingdom totaling 31 persons, three of which are consultants.
We are developing our medical marketing, promotion and communication materials to ensure that influential retinal specialists are presenting our ILUVIEN data, clinician’s real world data and messages at key retina meetings in the U.S. and EEA.
In addition, we have entered into various agreements under which distributors will provide regulatory, reimbursement or sales and marketing support for future commercialization of ILUVIEN in numerous countries in the Middle East, Italy, Australia, New Zealand and Canada, Pursuant to these agreements, our distributors will assist us in obtaining approval or seek approval with our oversight in those countries. In Italy, our distributor plans to launch ILUVIEN in 2017. Our distributor in the Middle East began sales in the United Arab Emirates in the fourth quarter of 2016, although these sales were not significant. We expect that our distributors may be able to sell ILUVIEN in the future in the other territories which we have distribution agreements.
Manufacturing
We do not have an in-house manufacturing capability for our products and as a result we will continue to depend exclusively on third-party contract manufacturers to produce and package ILUVIEN. We manage the quality of our product produced by these manufacturers through quality agreements and the implementation of our quality system to ensure that they produce active pharmaceutical ingredients (APIs) and finished drug products in accordance with current Good Manufacturing Practices (cGMPs) and all other applicable laws and regulations. We maintain agreements with potential and existing manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to ILUVIEN.
Third party manufacturers are responsible for the commercial-scale production of ILUVIEN and the ILUVIEN applicator. We have agreements with the manufacturer of FAc, the API in ILUVIEN (FARMABIOS SpA/Byron Chemical Company Inc.), the manufacturer of the components of the ILUVIEN applicator (FlexMedical or an affiliate of Flextronics International, Ltd. (Flextronics)), the manufacturer of ILUVIEN (Alliance Medical Products Inc., a Siegfried Company (Alliance)) and the manufacturer for the quality release testing of ILUVIEN in the EEA (AndersonBrecon Limited trading as Packaging Coordinators, Inc.). Although we may seek alternative providers in the future, we do not currently have alternate providers for any of these activities. The manufacturing process for ILUVIEN consists of filling the polyimide tube with a paste consisting of 190mg of FAc and polyvinyl alcohol, cutting the tubes, capping the tubes with a permeable membrane cap on one end and an impermeable silicone cap on the other end, curing at high temperature, loading ILUVIEN inside the ILUVIEN applicator, packaging and sterilizing the product. This process has been validated at Alliance, one of the third-party contract manufacturers of ILUVIEN.

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
In February 2012, we entered into a commercial manufacturing agreement with Flextronics whereby Flextronics agreed to manufacture the components of the ILUVIEN applicator for us at its Tijuana, Mexico facility. Certain equipment at Flextronics’ facility was purchased by us and is used solely for the purpose of allowing Flextronics to manufacture the components of the ILUVIEN applicator for us. Unless terminated earlier in accordance with the provisions thereof, our agreement with Flextronics had an initial term of three years and automatically renews for successive terms of one year unless either party delivers written notice of non-renewal to the other at least 18 months prior to the end of the then current term.
Business Segments
Our business is aligned in two segments: U.S. and International. Financial information about our business segments can be found in the section entitled “Results of Operations - Segment Review” of Item 7 of Part I of this annual report on Form 10-K and Note 18 of the accompanying consolidated financial statements in this annual report on Form 10-K.
Customers
Our revenues for the fiscal years ended December 31, 2015 and 2016 were generated from product sales primarily in the U.S., Germany, Portugal and the United Kingdom. Because we sell to only two large pharmaceutical distributors in the U.S., they accounted for 75% and 68% of our consolidated revenues for the years ended December 31, 2016 and 2015, respectively.
Competition
The development and commercialization of new drugs and drug delivery technologies is highly competitive. We face competition with respect to ILUVIEN and any products or product candidates we may develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide, many of whom have substantially greater financial and other resources than we do. In the countries in which ILUVIEN has received or been recommended for marketing authorization, or becomes approved for use in the treatment of DME, it competes or will compete against the use of anti-VEGF antibodies, short duration corticosteroids and laser photocoagulation or other therapies that may be approved in the future. There are other companies working to develop other drug therapies and sustained delivery platforms for DME and other indications. We believe that the following companies provide competition to ILUVIEN:

•
Roche’s products Lucentis (ranibizumab injection) and Avastin (bevacizumab) are both antibodies that inhibit VEGF signaling pathways. Lucentis is marketed in the EEA by Novartis. Lucentis is currently approved for the treatment of DME, the treatment of diabetic retinopathy in patients with DME, the treatment of neovascular wet AMD and the treatment of macular edema following RVO in the U.S. In the EEA, the indications are similar except for the indication to treat diabetic retinopathy in patients with DME. Avastin, an oncology product, is used by retinal specialists in both the U.S. and in certain countries of the EEA in the treatment of numerous retinal diseases off label but is not formulated or approved for any ophthalmic use.

•
Regeneron’s Eylea (aflibercept), an anti-VEGF inhibitor, is approved for the treatment of DME, the treatment of diabetic retinopathy in patients with DME, neovascular wet AMD and RVO in the U.S. As with Lucentis, in the EEA, the indication does not include diabetic retinopathy. Eylea is marketed in the EEA by Bayer.

•
Allergan’s product Ozurdex (dexamethasone intravitreal implant), is a short duration biodegradable implant that delivers the corticosteroid dexamethasone. Ozurdex is approved for the treatment of DME, macular edema following branch or central RVO and non-infectious uveitis affecting the posterior segment of the eye in the U.S. In the EEA, the indication for DME is for visual impairment due to diabetic macular oedema who are pseudophakic or who are considered insufficiently responsive to, or unsuitable for non-corticosteroid therapy.

In addition, there are a number of other companies, including Ampio Pharmaceuticals, Aerpio, Allegro and pSivida, which are developing drug therapies or sustained delivery platforms for the treatment of DME.

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
Our license rights to pSivida’s proprietary delivery device could revert to pSivida if we were to (i) fail twice to cure our breach of an obligation to make certain payments to pSivida following receipt of written notice thereof; (ii) fail to cure other breaches of material terms of our agreement with pSivida within 30 days after notice of such breaches or such longer period (up to 90 days) as may be reasonably necessary if the breach cannot be cured within such 30-day period; (iii) file for protection under the bankruptcy laws, make an assignment for the benefit of creditors, appoint or suffer appointment of a receiver or trustee over our property, file a petition under any bankruptcy or insolvency act or have any such petition filed against us and such proceeding remains undismissed or unstayed for a period of more than 60 days; or (iv) we notify pSivida in writing of our decision to abandon our license with respect to a certain product using pSivida’s proprietary delivery device. We were not in breach of our agreement with pSivida as of December 31, 2016.
The agreement provides that after commercialization of ILUVIEN, pSivida will be entitled to 20% of the net profits and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN as defined in the amended and restated agreement. In connection with this arrangement we are entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of December 31, 2016 and 2015, pSivida owed us $25.8 million and $21.6 million, respectively, in commercialization costs. Due to the uncertainty of future net profits from ILUVIEN, we have fully reserved these amounts in the accompanying consolidated financial statements. As of December 31, 2016 we owed pSivida approximately $240,000 for their portion of net profits on a cash basis, as defined in the amended and restated agreement, from the fourth quarter of 2016.
In the second quarter of 2016, pSivida disputed portions of our claimed commercialization costs for the year ended December 31, 2014. As part of this dispute, pSivida notified us that it disagreed with approximately $1.3 million of the $13.0 million in commercialization costs receivable that we had reported as of December 31, 2014 and claimed incremental profit sharing payments of $136,000 for the year ended December 31, 2014. We are disputing pSivida’s assertions using the alternative dispute resolution mechanism under the pSivida Agreement. If pSivida’s assertions were to prevail in the alternative dispute resolution mechanism and their assertions were then applied to the commercialization cost calculations for the year ended December 31, 2015 and the year ended December 31, 2016, then we believe the commercialization costs receivable from pSivida would be reduced from $21.6 million to $18.5 million as of December 31, 2015 and from $25.8 million to $21.2 million as of December 31, 2016. If pSivida’s assertions were to prevail in the alternative dispute resolution mechanism, the impact on our statements of operations for the year ended December 31, 2015 and the year ended December 31, 2016 would be immaterial.
As a result of the FDA’s approval of ILUVIEN in September 2014, we paid pSivida a milestone payment of $25.0 million (the pSivida Milestone Payment) in October 2014.

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
The testing and collection of data and the preparation of the necessary applications are expensive and time consuming. The FDA may not act quickly or favorably in reviewing these applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approval that could delay or preclude us from marketing additional products. Once approved by the FDA, a drug requires an annual product and establishment fee which is currently projected to be $585,000.
Post-Marketing Requirements.
There are post-marketing safety surveillance requirements that are required to be met to continue marketing an approved product. Adverse experiences with the product must be reported to the FDA and could result in imposition of market restrictions through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety and/or efficacy of the product occur following approval. The FDA may also, at its discretion, require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. The FDA did not require any post-marketing testing as part of its approval of ILUVIEN.
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
Under the EU regulatory system, applications for drug approval may be submitted either in a centralized or decentralized procedure. Under the centralized procedure, a single application to the European Medicines Evaluation Agency, if approved, would permit marketing of the product throughout the EU (currently 27 member states). We chose to pursue the decentralized procedure in Austria, France, Germany, Italy, Portugal, Spain and the United Kingdom due to our limited resources. The decentralized procedure provides for applications to be submitted for marketing authorization in a select number of EU countries. The process is managed by a Reference Member State (RMS) that coordinates the review process with the Concerned Member States.
A mutual recognition procedure of nationally approved decisions is available to pursue marketing authorizations for a product in the remaining EU countries. Under the mutual recognition procedure, the holders of national marketing authorization in one of the countries within the EU may submit further applications to other countries within the EU, who will be requested to recognize the original authorization. Pursuant to this procedure, we obtained marketing authorizations in Belgium, the Czech Republic, Denmark, Finland, Ireland, Luxembourg, the Netherlands, Norway, Poland and Sweden.
Third-party reimbursement and pricing controls
In the EU, U.S. and elsewhere, sales of pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third-party payers, such as government and private insurance plans. Third-party payers are increasingly challenging the prices charged for medical products and services.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (together, the PPACA), is expected to significantly change the way healthcare is financed by both governmental and private insurers. The provisions of the PPACA became effective beginning in 2010, although the new presidential administration and Congress is actively working to repeal it and replace it with a different health care law. While we cannot predict what impact on federal reimbursement policies this law or any replacement law will have in general or specifically on any product we commercialize, the PPACA or any replacement may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products. Any rebates, discounts, taxes costs or regulatory or systematic changes on healthcare resulting from the PPACA or its replacement may have a significant effect on our profitability in the future. We cannot predict whether the PPACA will continue or what other laws or proposals will be made or adopted, or what impact these efforts may have on us.
In addition, other legislative changes have been proposed and adopted in the U.S. since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, which will remain in effect until 2024 unless additional congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, increased the statute of limitations period for the government to recover overpayment to providers from three to five years. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.
More recently, the new presidential administration and the U.S. Congress have indicated they may seek to replace the PPACA and related legislation with new healthcare legislation. There is uncertainty with respect to the impact these potential changes may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the PPACA. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.
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
As of December 31, 2016, we owned or had licensed six U.S. utility patents, one U.S. design patent and two U.S. patent applications as well as numerous foreign counterparts to many of these patents and patent applications relating to ILUVIEN or the ILUVIEN applicator. We licensed two European patents from pSivida directed to our low-dose device and have an application pending directed to our applicator system for ILUVIEN. We licensed our patent rights relating to ILUVIEN from pSivida. Pursuant to our agreement with pSivida, our ILUVIEN-related patent rights are only for diseases of the human eye (other than uveitis). Our licensed patent portfolio includes U.S. patents (with no currently pending or issued corresponding European applications or patents) with claims directed to methods for administering a corticosteroid with an implantable sustained delivery device to deliver the corticosteroid to the vitreous of the eye wherein aqueous corticosteroid concentration is less than vitreous corticosteroid concentration during release.
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
Research and Development
We have built a research and development organization that includes extensive expertise with ophthalmic product development. We operate cross-functionally and are led by an experienced research and development management team. We also access relevant market information and key opinion leaders in creating target product profiles and, when appropriate, as we advance our programs to commercialization. We engage third parties to conduct our clinical and preclinical research as we do not have research laboratories in house. In addition, we utilize multiple clinical sites to conduct our clinical trials; however, we are not substantially dependent upon any one of these sites for our clinical trials nor do any of them conduct a major portion of our clinical trials.
We invested $2.1 million and $2.4 million in research and development during the years ended December 31, 2016 and 2015, respectively.
Employees
As of December 31, 2016, we had 125 employees with 28 of these employees engaged in research, development, regulatory and medical affairs activities, 24 of these employees engaged in administrative support, finance, legal and information technology and 73 of these employees engaged in sales and marketing activities.
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

Risks Related to Our Dependence on ILUVIEN and Our Business

We are dependent on the commercial success of our lead product, ILUVIEN, which in the near term will depend almost entirely on our ability to successfully commercialize ILUVIEN on our own in the U.S., Germany, Portugal and the United Kingdom, and on our distributors ability to generate revenues in other countries, which may not be significant or may never occur.

We are a pharmaceutical company with only one product available for commercial sale in a limited number of markets. We launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013 and the U.S. and Portugal in the first quarter of 2015. We anticipate that our distributors in Italy and the Middle East may generate some revenues for us in 2017 if they are able to successfully commercialize ILUVIEN in those territories. We also anticipate launching ILUVIEN directly in Austria and Ireland in 2017.

In the fourth quarter of 2016, through our Middle Eastern distributor, we received from the Health Authority in Abu Dhabi (HAAD) a reimbursement code for ILUVIEN to allow for reimbursement in the Emirate of Abu Dhabi. As a result, our distributor in the Middle East has begun limited named patient sales in the United Arab Emirates in late 2016. In February of 2017, we announced that the Italian government had published a change in the reimbursement status of ILUVIEN, allowing ILUVIEN to be hospital-administered and that ILUVIEN should be fully reimbursed for pseudophakic patients. The timing of the commercial launch of ILUVIEN in any country is dependent upon each specific country’s pricing and reimbursement timelines. Because we do not currently have any products or product candidates available for sale or in clinical development other than ILUVIEN, our future success is dependent upon our successful and our distributors successful commercialization of ILUVIEN for the treatment of DME.

If we or our distributors do not successfully commercialize ILUVIEN in these countries our ability to generate revenue may be jeopardized and, consequently, our business may be seriously harmed. We and our distributors may not be able to commercialize ILUVIEN successfully, which would have a material adverse effect on our business and prospects. In the near term, we may experience delays and unforeseen difficulties in the commercialization of ILUVIEN, including obtaining unfavorable pricing and/or reimbursement which could negatively affect our ability to increase revenues.

We incurred and expect to continue to incur significant expenses and to use a substantial portion of our cash resources for the continued commercial launch of ILUVIEN in the U.S., Germany, Portugal and the United Kingdom, continue to pursue the approval of and reimbursement for ILUVIEN in other countries and continue to grow our operational capabilities. This represents a significant investment in the commercial and regulatory success of ILUVIEN, which is uncertain.

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

We may need alternative financing or additional capital to maintain our covenants under our $35.0 million debt facility, which we may be unable to obtain or which may be expensive or dilutive.

We may need to raise alternative or additional financing to maintain compliance with our debt covenants under our loan and security agreement with Hercules Technology Growth Capital, Inc. (Hercules), which Alimera Sciences Limited (Limited), our subsidiary, entered into in April 2014, and amended in November 2015, March 2016, May 2016 and October 2016 (the Term Loan Agreement). Under the Term Loan Agreement, Limited obtained a term loan in an aggregate principal amount of $35.0 million, with up to $10 million in additional financing upon our achievement of certain revenue milestones (Term Loan).

The Term Loan Agreement contains customary affirmative and negative covenants, including without limitation, covenants of minimum liquidity, minimum trailing six-month net revenue and adjusted EBITDA, and events of default in connection with these covenants.

Under the Term Loan Agreement, if we maintain $35.0 million in liquidity, including cash and eligible accounts receivable, and we have not been and are not in breach of the Term Loan Agreement at the end of a month, the six-month trailing revenue covenant is waived for such month. As of December 31, 2016, our liquidity as defined under the Term Loan Agreement was $40.9 million, which consisted of $31.0 million in cash and cash equivalents, and 80% of our $12.4 million in eligible U.S. accounts receivable.

To secure the performance of our obligations under the Term Loan Agreement, Limited pledged all of its assets to Hercules. Our or Limited’s failure to comply with the covenants under the Term Loan Agreement could result in an event of default, the acceleration of our debt and the loss of our assets. We and certain of our subsidiaries are guarantors of the obligations of Limited to the lender under the Term Loan Agreement (Guaranties). Pursuant to the Guaranties, we and these subsidiaries granted the lender a first priority security interest in substantially all of our respective assets.

In the event that we are unable to meet the liquidity requirement under the Term Loan Agreement and we are not in a position to meet the trailing six-month revenue requirement, we may determine that we need alternative financing, which may not be available or may be very expensive or we may need to raise funds on terms not favorable to us or our stockholders in order to meet the liquidity requirement.

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

In an event of default, Hercules may call the Term Loan, which could require us to pay back the entire amount owed and pay an early termination fee, or if they do not call the Term Loan, we may have to pay an increased rate of interest, pay additional monetary amounts in exchange for a waiver or modification of the Term Loan, or grant additional equity or warrant coverage and agree to further restrictions on our operations that could hinder us in the future. For example, in January of 2016 we did not meet the revenue requirement and in June of 2016 we did not meet the liquidity requirements under the then existing terms of the Term Loan Agreement. While these violations were waived by Hercules, we were required to pay additional monies to Hercules and modify the terms of a warrant previously issued to Hercules. In conjunction with the first waiver, we paid an amendment fee of $350,000 and agreed to increase the payment that will be made when the Term Loan ends to $1.4 million. In conjunction with the second waiver, we agreed to pay a fee of $350,000 and paid a weekly ticking fee of 0.05% multiplied by the outstanding principal amount of the Term Loan, in addition to the normal interest payments we were making, until we raised $15.0 million in equity, which we did in August of 2016. The warrant was modified in conjunction with the first and second waiver to increase the number of shares that may be purchased under the warrant and reduce the exercise price. Although Hercules waived each of these defaults, there can be no assurance that it will do so with respect to any future default.

We rely on a single manufacturer for ILUVIEN, a single manufacturer for the ILUVIEN applicator and a single active pharmaceutical ingredient manufacturer for ILUVIEN’s active pharmaceutical ingredient. Our business would be seriously harmed if any of these third-parties are not able to satisfy our demand and alternative sources are not available.

We do not have, nor currently intend to have, in-house manufacturing capability and depend completely on a single third-party manufacturer for the manufacture of the ILUVIEN implant (Alliance Medical Products, Inc., a Siegfried Company (Alliance)), a single third-party manufacturer for the manufacture of the ILUVIEN applicator (FlexMedical or an affiliate of Flextronics International, Ltd. (Flextronics)), a single third-party manufacturer for the manufacture of ILUVIEN’s active pharmaceutical ingredient (FARMABIOS SpA./Byron Chemical Company Inc. (FARMABIOS)) and a single third-party manufacturer for the quality release testing of ILUVIEN in the EEA (AndersonBrecon Limited trading as Packaging Coordinators, Inc. (PCI)). Although we have agreements for the manufacture of the ILUVIEN implant (with Alliance), the manufacture of the ILUVIEN applicator (with Flextronics), for the supply of ILUVIEN’s active pharmaceutical ingredient (with FARMABIOS) and for the quality release testing of ILUVIEN in the EEA (with PCI), if any of the third-party manufacturers breach their agreements or are unable to meet their contractual or quality requirements or unwilling to perform for any reason, we may not be able to locate alternative acceptable manufacturers, enter into favorable agreements with them or get them approved by the applicable regulatory authorities, such as the U.S. Food and Drug Administration (FDA), in a timely manner. Further, all of our manufacturers rely on additional third-parties for the manufacture of component parts. For example, in the third quarter of 2016, we did not have ILUVIEN that was labeled for the German and Portuguese markets. We were able to sell the United Kingdom labeled ILUVIEN in Germany and Portugal during this period and the effect was not material on our operations. Any inability to acquire sufficient quantities of ILUVIEN implants, the ILUVIEN applicator or the active pharmaceutical ingredient in a timely manner from these third-parties could delay commercial production of, and impact our ability to fulfill demand for ILUVIEN, which may be material in the future and affect our revenue, operations and cash flow.

Materials necessary to manufacture ILUVIEN may not be available on commercially reasonable terms, or at all, which may delay the development, regulatory approval and commercialization of ILUVIEN.

We rely on our manufacturers to purchase materials from third-party suppliers necessary to produce ILUVIEN. Suppliers may not sell these materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. If our manufacturers are unable to obtain these materials in sufficient amounts, the commercialization of ILUVIEN would be hampered or there would be a shortage in supply, which would materially affect our ability to generate revenues from the sale of ILUVIEN. Moreover, although we have entered into agreements for the commercial production of the ILUVIEN implant, the commercial production of the ILUVIEN applicator, and the supply of the active pharmaceutical ingredient in ILUVIEN, the suppliers may be unable to meet their contractual or quality requirements or choose not to supply us in a timely manner or in the minimum guaranteed quantities. If we are unable to obtain these supplies, our ability to manufacture ILUVIEN for commercial sale would be delayed, significantly impacting our ability to generate revenue from the sale of ILUVIEN.

The terms of our Term Loan Agreement require us to meet certain operating covenants and place restrictions on our operating and financial flexibility.

The Term Loan Agreement contains certain operating covenants and restricts our operating and financial flexibility. The Term Loan is secured by a lien covering all of our assets, other than our intellectual property. The Term Loan Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to meet certain six-month trailing revenue requirements, satisfy certain financial covenants, including maintaining at least $35.0 million in a combination of cash and eligible accounts receivable and certain adjusted EBITDA, maintaining our legal existence and governmental approvals, delivering certain financial reports and maintain insurance coverage. Negative covenants include, among others, restrictions on transferring any part of our business or property, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments and creating other liens on our assets and other financial covenants, in each case subject to customary exceptions.

In order to maintain compliance with these covenants, we must ensure that our activities will not violate the terms of the affirmative or negative covenants, which may cause us to delay expenditures or reduce costs, all of which may reduce our future revenue growth. In an event of default under our Term Loan Agreement, including failure to satisfy our operating covenants, Hercules may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to raise additional financing, renegotiate the Term Loan Agreement on terms less favorable to us or to immediately cease operations. Any declaration by Hercules of an event of default could cause adverse publicity, could significantly harm our business and prospects and could cause the price of our common stock to decline significantly. Further, if we are liquidated, Hercules’ right to repayment would be senior to the rights of our stockholders.

We may need to raise additional capital to fund our operations and support our growth, and if we do not do so, we may be unable to successfully commercialize ILUVIEN.

We do not expect to have positive cash flow from operations until later in 2017, if at all. As of December 31, 2016, we had approximately $31.0 million in cash and cash equivalents. We may need to raise additional funds to fund our operations and support our growth. The actual amount of funds that we may need to raise, if any, will be determined by many factors, some of which are beyond our control, and we may need monies to fund our operations and support our growth sooner than we might anticipate. These factors include but are not limited to:

•	the level of success of the commercialization of ILUVIEN in the U.S., Germany, Portugal, the United Kingdom and any other territories we may launch in,

•	expenses relating to the commercialization of ILUVIEN;

•	the level of success of the commercialization of ILUVIEN by our distributors in Italy and the Middle East;

•	the timing of approvals, if any, of ILUVIEN in additional jurisdictions;

•
the extent to which we enter into, maintain, and derive revenues from licensing agreements, including agreements to out-license ILUVIEN, research and other collaborations, joint ventures and other business arrangements;

•	the amount of our research, development and medical affairs, marketing and general and administrative expenses;

•	the need and cost of conducting additional clinical trials for ILUVIEN;

•	the extent to which we acquire, and our success in integrating, technologies or companies;

•	regulatory changes and technological developments in our markets; and

•	the extent to which we can manage the use of cash in our business operations.

If we need additional capital to fund our operations and support our growth and we are unable to do so, we may not be able to commercialize ILUVIEN successfully. If we are unable to obtain additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of ILUVIEN,

If we seek to raise additional capital it may be difficult to obtain on commercially reasonable terms, may further restrict our operations and could result in additional dilution to our stockholders.

We do not expect to have positive cash flow from operations until later in 2017, if at all. As of December 31, 2016, we had approximately $31.0 million in cash and cash equivalents. We may need to raise alternative or additional financing to maintain compliance with our debt covenants under the Term Loan Agreement, as discussed above in these risk factors. We may need to raise alternative or additional financing to fund our operations and support growth, as discussed above in these risk factors. General market conditions or the market price of our common stock may not support capital raising transactions such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Global Market or upon obtaining stockholder approval. There can be no assurance that we will be able to satisfy the criteria for continued listing on NASDAQ or that we will be able to obtain stockholder approval if it is necessary. In the event additional financing is needed or advisable, we may seek to fund our operations through the sale of equity securities, additional debt financing and strategic collaboration agreements. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. If we attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements, or the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to commercialize ILUVIEN or any future products or product candidates or operate our business. For example, under our Term Loan Agreement, we and certain of our subsidiaries are subject to a variety of affirmative and negative covenants, including revenue requirements, adjusted EBITDA requirements, liquidity requirements, limitations on the disposition of assets, limitations on incurring additional debt, required financial reporting, and other requirements.

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

In many countries, the pricing of prescription pharmaceuticals is subject to governmental control. In the U.S., we obtained approvals for payment for ILUVIEN from private insurers, including managed care organizations, and from the Medicare and Medicaid programs, but the payment amount for ILUVIEN could be modified in the future, and the types of patients for which ILUVIEN is reimbursed could be reduced to a smaller subset of patients. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Comprehensive reforms to the U.S. healthcare system were recently enacted, including changes to the methods for, and amounts of, Medicare reimbursement. The new presidential administration and Congress have indicated they may further reform the Medicare program and the U.S. healthcare system, but have not made any definitive proposals which allow us to gauge the impact of such potential reforms, if any, on our business and operations. These reforms could significantly reduce payments from Medicare and Medicaid over the next ten years. Reforms or other changes to these payment systems, including modifications to the conditions on qualification for payment, bundling of payments or the imposition of enrollment limitations on new providers, may change the availability, methods and rates of reimbursements from Medicare, private insurers and other third-party payers for ILUVIEN and our future product candidates. Some of these changes and proposed changes could result in reduced reimbursement rates for ILUVIEN and our future product candidates, which would adversely affect our business strategy, operations and financial results. Our business also could be adversely affected if retinal specialists are not reimbursed for the cost of the procedure in which they administer ILUVIEN on a basis satisfactory to the administering retinal specialists.

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

In the EEA, each country has a different reviewing body that evaluates reimbursement dossiers submitted by marketing authorization holders of new drugs and then makes recommendations as to whether or not the drug should be reimbursed. In these countries, pricing negotiations with governmental authorities can take 12 months or longer after the receipt of regulatory approval. For example, in February of 2017, we announced that the Italian government had published a change in the reimbursement status of ILUVIEN, allowing ILUVIEN to be hospital-administered and that ILUVIEN should be fully reimbursed for pseudophakic patients. The negotiation for this reimbursement change took more than 15 months. To obtain reimbursement or pricing approval at a level that we feel is appropriate in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of ILUVIEN to other available therapies. Limitations on reimbursement could be imposed at the national, regional or local level or by fiscal intermediaries in each country either through the initial authorization process or at some point in the future. For example, in November 2016, we began a review process with The National Institute for Health and Care Excellence (NICE) in the United Kingdom. This review could result in beneficial or detrimental changes to the limitations on the use of ILUVIEN in England and Wales. Our business could be materially adversely affected if such limitations are imposed.

In addition, due to price referencing within the EEA and certain other countries, existing pricing in our current markets could be negatively impacted by a change in pricing in a country where we currently have reimbursement or by a new price in a country where we obtain reimbursement in the future. For example, if we were to obtain pricing in France that is lower than our current established price in Portugal, the Portuguese government may choose to revisit the current level of reimbursement.

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

The manufacture and packaging of pharmaceutical products such as ILUVIEN and any future product candidates are regulated by the FDA and similar foreign regulatory agencies and must be conducted in accordance with the FDA’s current Good Manufacturing Practice (cGMP) and comparable requirements of foreign regulatory agencies. There are a limited number of manufacturers that operate under these cGMP regulations which are both capable of manufacturing ILUVIEN and willing to do so. Failure by us or our third-party manufacturers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of ILUVIEN or any future products or product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. Failure of our manufacturers to maintain compliance could interrupt the production of ILUVIEN, resulting in delays and additional costs which could significantly and adversely affect our business. Any significant delays in the manufacture of ILUVIEN or the quality of the product could materially harm our business and prospects.

Changes in certain aspects of the manufacturing process or procedure will require prior FDA review and/or approval of the manufacturing process and procedures in accordance with the FDA’s cGMP regulations. There are comparable foreign requirements as well. This review may be costly and time consuming and could delay or prevent the launch of a product. If we elect to manufacture products in our own facility or at the facility of another third-party, we would need to ensure that the new facility and the manufacturing process are in compliance with cGMP and comparable foreign regulations. Any such new facility will also be subject to inspection. In addition, we have to demonstrate that the product made at any such new facility is equivalent to the product made at the former facility by physical and chemical methods, which are costly and time consuming. It is also possible that the FDA or a foreign regulatory agency may require clinical testing as a way to prove equivalency of the product manufactured at any new facility as compared to the old facility, which would result in additional costs and delay.

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

Our international operations require significant management attention and financial resources. In addition, there are many risks inherent in international business activities including, but not limited to:

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

We anticipate that in the near term our ability to generate revenues will depend almost entirely on our ability to successfully commercialize ILUVIEN on our own in the U.S., Germany, Portugal and the United Kingdom. We launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013, and the U.S. and Portugal in the first quarter of 2015. A commercial launch of this size is a significant undertaking that requires substantial financial and managerial resources. We anticipate that our distributors in Italy and the Middle East may generate some revenues for us in 2017, if they are able to successfully commercialize ILUVIEN in those territories, but the amount of that revenue will be minimal compared to the revenue generated in geographic locations where we sell ILUVIEN directly.

As of December 31, 2016, we had 125 employees, 77 of whom were located in the U.S. and 48 of whom were located in the United Kingdom, Germany, Portugal and France. We began building our U.S. commercial infrastructure in the fourth quarter of 2014 following the FDA approval of ILUVIEN in the third quarter of 2014 with the addition of sales management, field sales representatives, payor relations specialists, reimbursement support specialists and other positions. As of December 31, 2016, our commercial U.S. organization included 45 employees. As our development and commercialization plans and strategies evolve beyond our initial planned EEA launches, we will need to further expand the size of our organization by recruiting additional managerial, operational, sales, marketing, financial and other personnel.

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

If we are not successful in recruiting and retaining sales and marketing personnel or in maintaining our sales and marketing infrastructure or if we do not successfully enter into additional collaboration arrangements with third-parties, we will have difficulty commercializing ILUVIEN or any future products or product candidates, which would adversely affect our business, operating results and financial condition.

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

The regulatory approval of ILUVIEN in any additional countries is uncertain and our regulatory approval in certain countries is contingent on our ability to sell ILUVIEN in an appropriate time frame. Failure to obtain regulatory approval in additional foreign jurisdictions or maintain regulatory approval in jurisdiction where we have received regulatory approval but not yet sold ILUVIEN would prevent us from marketing and commercializing ILUVIEN in additional markets, which may have an adverse effect on our business and results of operations.

ILUVIEN has received marketing authorization in the U.S. and in the following countries of the EEA: Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and the United Kingdom. We have launched ILUVIEN in the U.S., Portugal, Germany and the United Kingdom. We plan to sell ILUVIEN in Austria and Ireland in 2017. Our distributor plans to launch ILUVIEN in Italy in 2017. When we received marketing authorization in the remaining countries in the EEA, those marketing authorizations required that we sell at least one ILUVIEN in those countries within three years or our license in those countries could be revoked unless we negotiate to extend the deadline. We intend to either sell one ILUVIEN in each of those countries or negotiate to extend the deadline, but we may not be able to make such a sale or extend the deadline in which case our license in that country may be revoked. If our license in any of these countries is revoked, we will need to pursue marketing authorization for any of these countries. We intend to continue to pursue market authorizations for ILUVIEN internationally in additional jurisdictions. In order to market our products in foreign jurisdictions, we will be required to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements.

The research, testing, manufacturing and marketing of drug products are subject to extensive regulation by U.S. federal, state and local government authorities, including the FDA and similar entities in other countries. The approval procedure varies among countries and jurisdictions and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval or approval in the seventeen EEA countries in which ILUVIEN has received marketing authorization. To obtain regulatory approval of a product, we must demonstrate to the satisfaction of the regulatory agencies that, among other things, the product is safe and effective for its intended use. In addition, we must show that the manufacturing facilities used to produce the products are in compliance with cGMP regulations or their equivalent in the jurisdiction in which we are seeking approval.

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

We may not be able to file for regulatory approvals, may not receive necessary approvals to commercialize ILUVIEN in any additional market or we may be unable to maintain regulatory approvals in certain EEA countries. The failure to obtain these approvals or maintain regulatory approvals in certain EEA countries if they are revoked, could harm our business materially. Further, a delay in the commercial launch of ILUVIEN could result in the withdrawal of our marketing or regulatory authorization for ILUVIEN in certain jurisdictions, including certain EEA member states where ILUVIEN has already received marketing authorization. The withdrawal of an approval could harm our business materially.

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

Our licenses are material to our business, and we may enter into additional licenses in the future. We hold a license from pSivida to intellectual property relating to ILUVIEN. Our ability to pursue the development and commercialization of ILUVIEN depends upon the continuation of our license from pSivida. This license imposes various commercialization, milestone payment, profit sharing, insurance and other obligations on us, including the right by pSivida to audit the commercialization costs of ILUVIEN incurred by us. If we fail to comply with these obligations, pSivida may have the right to terminate the license. Our license rights to pSivida’s proprietary delivery device could revert to pSivida if we (i) fail twice to cure our breach of an obligation to make certain payments to pSivida following receipt of written notice thereof; (ii) fail to cure other breaches of material terms of our agreement with pSivida within 30 days after notice of such breaches or such longer period (up to 90 days) as may be reasonably necessary if the breach cannot be cured within such 30-day period; (iii) file for protection under the bankruptcy laws, make an assignment for the benefit of creditors, appoint or suffer appointment of a receiver or trustee over our property, file a petition under any bankruptcy or insolvency act or have any such petition filed against us and such proceeding remains undismissed or unstayed for a period of more than 60 days; or (iv) notify pSivida in writing of our decision to abandon our license with respect to a certain product using pSivida’s proprietary delivery device. If the license with pSivida, or any other current or future material license agreement were terminated, we would not be able to market the applicable products, such as ILUVIEN, that may be covered by such license, which would materially and adversely affect our business, results of operations and future prospects.

Regulatory approval for any approved product is limited by the regulatory authorities to those specific indications and conditions for which clinical safety and efficacy have been demonstrated.

Any regulatory approval is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the applicable regulatory authorities, including the FDA in the U.S. and by various regulatory authorities in

European. In addition to approval required for new formulations, any new indication for an approved product also requires regulatory approval. If we are not able to obtain regulatory approval for any desired future indications for our products, including ILUVIEN, our ability to effectively market and sell our products, including ILUVIEN, may be reduced and our business may be adversely affected.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, pursuant to Section 404 of the Sarbanes-Oxley Act (Section 404), we are required to perform system and process evaluation and testing of our internal controls over financial reporting. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 would require us to continue to incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner or if we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the Securities and Exchange Commission (SEC) or other regulatory authorities, which would require additional financial and management resources.

We are also subject to complex tax laws, regulations, accounting principles and interpretations thereof. The preparation of our financial statements requires us to interpret accounting principles and guidance and make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our interpretations, estimates and judgments are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for the preparation of our financial statements. Generally accepted accounting principles presentation is subject to interpretation by the SEC, the Financial Accounting Standards Board and various other bodies formed to interpret and create appropriate accounting principles and guidance. In the event that one of these bodies disagrees with our accounting recognition, measurement or disclosure or any of our accounting interpretations, estimates or assumptions, it may have a significant effect on our reported results and may retroactively affect previously reported results. The need to restate our financial results could, among other potential adverse effects, result in us incurring substantial costs, affect our ability to timely file our periodic reports until such restatement is completed, divert the attention of our management and employees from managing our business, result in material changes to our historical and future financial results, result in investors losing confidence in our operating results, subject us to securities class action litigation, and cause our stock price to decline.

We have incurred operating losses in each year since our inception and may continue to incur substantial and increasing losses.

We launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013, and the U.S. and Portugal in the first quarter of 2015. We are not currently generating revenues that cover our expenses or would cover our anticipated expenses. ILUVIEN is our only product currently approved for commercial sale. As a result of these factors, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. As of December 31, 2016, we had accumulated a deficit of $377.1 million. Our ability to generate significant revenue and achieve profitability is dependent on our ability to successfully market and sell ILUVIEN and expand the geographic areas where we or our distributors can sell ILUVIEN, and to complete the development of any future products or product candidates and obtain necessary regulatory approvals of any future products or product candidates. Although we believe we may be cash flow positive in late 2017, we cannot assure you that we will be profitable, or cash flow positive, even if we successfully commercialize ILUVIEN or future products or product candidates. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

Our quarterly operating results and cash flows may fluctuate significantly.

We expect our operating results and cash flows to continue to be subject to quarterly fluctuations. The revenues we generate and our operating results will be affected by numerous factors, including:

•	the commercial success of ILUVIEN;

•	timing and ordering patterns from our distributors;

•	our ability to obtain regulatory approval of ILUVIEN in additional jurisdictions;

•	sales, marketing and medical affairs expenses;

•	manufacturing or supply issues;

•	seasonality caused by insurance renewals for patients in the U.S., and by doctor and or patient absences due to holidays and vacations;

•	regulatory developments affecting ILUVIEN, our future product candidates or our competitors’ products;

•	the emergence of products that compete with ILUVIEN;

•	cost of product sales;

•	variations in the level of expenses related to our products or future development programs;

•	the timing and amount of royalties, milestone payments, or product purchases by our distributors;

•	the status of our preclinical and clinical development programs;

•	our execution of collaborative, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements;

•	any intellectual property infringement or other lawsuit in which we may become involved; and

•	the timing and recognition of stock-based compensation expense.

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

ILUVIEN utilizes fluocinolone acetonide (FAc), a corticosteroid that has demonstrated undesirable side effects in the eye; therefore, the success of ILUVIEN will be dependent upon our ability to convince physicians that the benefits of its efficacy are greater than the risks of its side-effect profile.

The use of corticosteroids in the eye has been associated with undesirable side effects, including increased incidence of cataract formation and elevated IOP, which may increase the risk of glaucoma. We have 36 months of clinical data from our two completed Phase 3 pivotal clinical trials (collectively, our FAME Study), but the extent of ILUVIEN’s long-term side-effect profile beyond month 36 is not yet known. As part of the approval process in Europe, we committed to conduct a five-year, post-authorization, open label registry study in 800 patients treated with ILUVIEN. In the fourth quarter of 2016, we requested approval to modify our protocol to cap enrollment in the study due to our post market safety surveillance not showing any unexpected safety signals. Although we have not received formal regulatory approval, the Medicines & Healthcare products Regulatory Agency (MHRA) has agreed to allow us to suspend enrollment, pending approval of our protocol amendment. As of December 31, 2016, 548 patients were enrolled in this study. Although unlikely, data accumulated from the five-year post-authorization study, or other commercial experience, could result in the withdrawal of ILUVIEN approval in one or more jurisdictions. In addition, if we are not able to convince physicians that the benefits of ILUVIEN’s efficacy are greater than the risks of its side-effect profile it could impact our revenues and revenue growth in our current markets where we sell ILUVIEN or in future markets where we may attempt to sell ILUVIEN.

Although we have received approval to temporarily suspend enrollment in our post authorization European registry study for ILUVIEN, we are awaiting formal and final approval from the MHRA of the change in our protocol to cap enrollment at our current level. Because final approval has not yet occurred, and if it were not approved, the cost to continue enrollment to the originally submitted protocol level of 800 patients would adversely impact our operating results, profitability and cash flow.

As part of the approval process in Europe, we committed to conduct a five-year, post-authorization, open label registry study in 800 patients treated with ILUVIEN. In the fourth quarter of 2016, we requested approval to modify our protocol to cap enrollment in the study due to our post market safety surveillance not showing any unexpected safety signals. Although we have not received formal regulatory approval, the MHRA has agreed to allow us to suspend enrollment, pending approval of our protocol amendment. As of December 31, 2016, 548 patients were enrolled in this study. If the MHRA were to not give formal regulatory approval to cease enrollment and we had to reach the full enrollment in the study, the additional costs of the additional patients in the study would adversely affect our cash flows and profitability in 2017 and 2018.

pSivida plans to file and obtain regulatory approval in both the EU and the U.S. for a drug to treat uveitis with FAc that uses the same insert technology as ILUVIEN, although with a different delivery device. The obtaining of regulatory approval and the subsequent commercialization of this drug either by pSivida or by another party that licenses the technology may create confusion in the marketplace and may disrupt our reimbursement agreements with governmental agencies.

Our license agreement with pSivida permits them to develop a drug to treat posterior segment uveitis using the technology of the polyimide insert, but not the ILUVIEN inserter. pSivida has conducted clinical trials with such a drug for the treatment of posterior segment uveitis and has announced that they plan to file a European Market Authorization in the second quarter of 2017 and a NDA in the U.S. for this drug in the second half of calendar year 2017 (Uveitis Drug). If they receive approval for the posterior segment uveitis and they or another party commercializes the Uveitis Drug in either the EU or the U.S., similarities of the Uveitis Drug to ILUVIEN may create confusion in the market place. In addition, pSivida may seek or receive pricing or reimbursement that is lower than ILUVIEN which may impact the reimbursement of ILUVIEN in certain countries. This potential market place confusion or any impact to our reimbursement for ILUVIEN could have a material adverse impact on our revenues, business and operations.

Legislative or regulatory reform of the health care system in the U.S. and foreign jurisdictions may adversely impact our business, operations or financial results.

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. In particular, in March 2010, the Patient Protection and Affordable Care Act (the PPACA), and a related reconciliation bill were signed into law. This legislation changes the current system of healthcare insurance and benefits intended to broaden coverage and control costs. The law also contains provisions that will affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. The new presidential administration and Congress have indicated that they will repeal and replace the PPACA and the president in January of 2017 signed an executive order (Executive Order) that mandated that all executive agencies to the maximum extent of the law waive, defer, grant exemptions from, or delay implementation of any provision or requirement of the PPACA. Provisions affecting pharmaceutical companies in the PPACA include for pharmaceutical companies changes in the mandatory rebates required for Medicaid for drugs, certain requirements for discounts to certain hospitals and entities, discounts for patients in Medicare Part D coverage gap and non-tax deductible fees to the federal government based on the pharmaceutical companies market share.

The PPACA has not been fully implemented and the affects if fully implemented are not known. In addition, the effect of any "repeal and replace" of this healthcare reform legislation or the Executive Order cannot be known at this time. The financial impact of the U.S. healthcare reform legislation and the current attempt to "repeal and replace" this healthcare legislation over the next few years will depend on a number of factors.

The Physician Payment Sunshine Act also imposes reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. In addition, device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in significant civil monetary penalties and potential government action. Similar laws requiring reporting of "transfer of value" have been passed in Europe, with potential penalties and government action for failure to comply.

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

Further, in some foreign countries the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take 12 months or longer after the receipt of regulatory approval and product launch. For example, in the fourth quarter of 2016, after unsuccessfully negotiating with the French government to obtain an appropriate price, we decided to close operations in France. We expect the closing of operations to be completed in early 2017. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. Our business could be materially harmed if reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels.

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

Significant developments arising from the new U.S. presidential administration and congress or the United Kingdom’s vote on leaving the EU could have a material adverse effect on us.

In January of 2017, a new presidential administration and congress took power in the U.S. The new president has expressed antipathy towards existing trade agreements, such as the North American Free Trade Agreement, greater restrictions on free trade generally and significant increases on tariffs on goods imported into the U.S., particularly from China and Mexico. Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture certain components of our products, such as Mexico and in countries where we sell products, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business.

On June 23, 2016, the United Kingdom held a referendum and voted in favor of leaving the EU. This result has created political and economic uncertainty, particularly in the United Kingdom and the EU, and this uncertainty may last for years. Our business in the United Kingdom, the EU, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the United Kingdom’s referendum decision. There are many ways in which our business could be affected, only some of which we can identify.

The forthcoming withdrawal of the United Kingdom from the EU has caused and, along with events that could occur in the future as a consequence of the United Kingdom’s withdrawal, may continue to cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new trade agreements between the United Kingdom and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the United Kingdom. Furthermore, we currently operate in Europe through a subsidiary based in the United Kingdom, which currently provides us with certain operational and other benefits. The United Kingdom’s withdrawal from the EU could adversely affect our ability to realize those benefits and we may incur costs and suffer disruptions in our European operations as a result, including changing our base of operations from the United Kingdom to another country in the EU. These possible negative impacts, and others resulting from the United Kingdom’s actual or threatened withdrawal from the EU, may adversely affect our operating results and growth prospects.

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

Our commercial opportunities for ILUVIEN will be reduced or eliminated if our competitors develop or market products that:

•	are more effective;

•	receive better reimbursement terms;

•	are more accepted by physicians;

•	have fewer or less severe adverse side effects;

•	are better tolerated;

•	are more adaptable to various modes of dosing;

•	have better distribution channels;

•	are easier to administer; or

•	are less expensive, including but not limited to a generic version of ILUVIEN.

We believe that ILUVIEN competes with other products that have been or are being developed for the treatment of DME. Currently, DME is treated with biological anti-vascular endothelial growth factor (VEGF) agents, corticosteroids and laser photocoagulation.

There are three biological anti-VEGF agents used to treat DME. Lucentis is currently approved for the treatment of DME, the treatment of diabetic retinopathy in patients with DME, the treatment of neovascular wet age-related macular degeneration (AMD) and the treatment of macular edema following retinal vein occlusion (RVO) in the U.S. In the EEA, the approval does not include diabetic retinopathy in patients with DME. Lucentis is marketed in the U.S. by Genentech and in the EEA by Novartis. Eylea is currently approved for the treatment of DME, the treatment of diabetic retinopathy in patients with DME, the treatment of neovascular wet AMD and the treatment of macular edema following RVO in the U.S. In the EEA, the approval does not include diabetic retinopathy in patients with DME. Eylea is marketed in the U.S. by Regeneron and in the EEA by Bayer. Avastin, an oncology product marketed by the Roche Group, is used off label by retinal specialists in both the U.S. and in certain countries of the EEA in the treatment of numerous retinal diseases, including DME, but is not formulated or approved for any ophthalmic use.

Within the corticosteroid class, Ozurdex is currently approved in the U.S. for the treatment of DME and in the EEA for visual impairment due to DME in patients who are pseudophakic or who are considered insufficiently responsive to, or unsuitable for non-corticosteroid therapy. Ozurdex is also indicated for macular edema resulting from RVO and for uveitis in the U.S. and the EEA. Ozurdex is marketed in the U.S. and EEA by Allergan. Intravitreal triamcinolone is utilized by some physicians for the treatment of DME although it is not approved for DME.

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

Exchange rate fluctuations of foreign currencies relative to the U.S. Dollar could materially, adversely affect our business.

A substantial majority of our international revenues and expenses are denominated in British Pounds and Euros, and as such are sensitive to changes in exchange rates. We also have balances, such as cash, accounts receivable, accounts payable and accruals that are denominated in foreign currencies. These foreign currency transactions and balances are sensitive to changes in exchange rates. Fluctuations in exchange rates of the British Pound and Euro in relation to the U.S. Dollar could materially reduce our future revenues as compared to prior periods. We do not seek to mitigate this exchange rate effect through the use of derivative financial instruments. To the extent we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in that currency could have a material adverse effect on our business and results of operations.

Although we currently do not have any material collaboration agreements with third-parties, other than our license with pSivida, we expect to depend on collaborations to develop and commercialize our products. If we are unable to identify or enter into an agreement with any material third-party collaborator, if our collaborations with any such third-party are not scientifically or commercially successful or if our agreement with any such third-party is terminated or allowed to expire, we could be adversely affected financially or our business reputation could be harmed.

Our business strategy includes entering into collaborations with corporate and academic collaborators for the commercialization, research and development of ILUVIEN and any future products or product candidates. Although we currently do not have any material collaboration agreements with third-parties other than our license with pSivida, we have entered into various agreements under which distributors will provide regulatory, reimbursement or sales and marketing support for future commercialization of ILUVIEN in numerous countries in the Middle East, Australia, New Zealand and Canada. In addition, we have an agreement with a distributor in Italy to provide regulatory, reimbursement and sales and marketing support for future commercialization of ILUVIEN in Italy. We expect that these distributors may be able to sell ILUVIEN in the future in these territories. As of December 31, 2016 there have been sales of ILUVIEN by our distributor in the Middle East, which were not significant, and there have been no other sales in any of these remaining territories in which we have distribution agreements. These arrangements may not be commercially successful. In the future we may potentially enter into third-party collaboration arrangements including joint sales and marketing arrangements for sales and marketing of ILUVIEN in certain EEA countries and elsewhere outside of North America, and future product development arrangements. If we are unable to identify or enter into an agreement with any material third-party collaborator we could be adversely affected financially or our business reputation could be harmed. Any of these arrangements that we enter into in the future may not be scientifically or commercially successful. The termination of any of these arrangements whether currently in existence or entered into in the future might adversely affect our ability to develop, commercialize and market our products.

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

As of December 31, 2016, we had U.S. federal and state net operating loss (NOL) carry-forwards of approximately $104.9 million and $83.3 million, respectively, which expire at various dates beginning in 2020 through 2035. Section 382 of the Internal Revenue Code (Section 382) limits the annual utilization of NOL carry-forwards and tax credit carry-forwards following an ownership change in our company. NOL carry-forwards may be subject to annual limitations under Section 382 (or comparable provisions of state law) in the event that certain changes in ownership of our company were to occur. In general, an ownership change occurs for purposes of Section 382 if there is a more than 50% change in ownership of a company over a 3-year testing period. We have determined that a Section 382 change in ownership occurred in late 2015. Therefore, the annual utilization of our NOLs is subject to certain limitations under Section 382 and other limitations under state tax laws. We are currently in the process of calculating these limitations. Any reduction to our NOL deferred tax asset due to the annual Section 382 limitation and the NOL carryforward period would result in an offsetting reduction in valuation allowance recorded against the NOL deferred tax asset. Therefore, any limitation would not have an impact on the statements of operations for the periods presented. The results of the analysis on the impact to our NOLs will be disclosed at a later date. Any future changes in our ownership or sale of our stock could further limit the use of our NOLs in the future. If we need to obtain alternative or additional financing to meet our liquidity requirements under our Term Loan Agreement and we raise such funds by selling additional equity, this could further limit the use of our NOLs in the future.

We may not be successful in our efforts to expand our portfolio of products.

In the future, we may choose to commercialize a portfolio of new ophthalmic drugs in addition to ILUVIEN. We may seek to do so through our internal research programs and through licensing or otherwise acquiring the rights to potential new products and future product candidates for the treatment of ophthalmic disease.

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

Any failure or delay in completing clinical trials for any future products or product candidates could harm our business.

Preclinical studies and clinical trials required to demonstrate the safety and efficacy of any product or future product candidates will be time consuming and expensive and together will take several years to complete. The completion of clinical trials for any product candidates may be delayed by many factors, including:

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

If we fail to successfully complete any future clinical trials for any products or future product candidates, we may not receive the regulatory approvals needed to market those product candidates. Therefore, any failure or delay in commencing or completing such clinical trials would harm our business materially.

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

If we are required to conduct additional clinical trials or other studies with respect to any products or future product candidates beyond those that we initially contemplated, if we are unable to successfully complete our clinical trials or other studies or if the results of these trials or studies are not positive or are only modestly positive, we may be delayed in obtaining marketing approval for those products or future product candidates, we may not be able to obtain marketing approval or we may obtain approval for indications that are not as broad as intended. Our product development costs will also increase if we experience delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or future product candidates. If any of this occurs, our business will be materially harmed.

If our contract research organizations (CROs), third-party vendors and investigators do not successfully carry out their duties or if we lose our relationships with them, our development efforts with respect to any future product candidates could be delayed.

We expect to be dependent on CROs, third-party vendors and investigators for preclinical testing and clinical trials related to our discovery and development efforts with respect to any products or future product candidates. These parties are not our employees and we cannot control the amount or timing of resources that they devote to our programs. If they fail to devote sufficient time and resources to our development programs with respect to our product candidates or if their performance is substandard, it will delay the development and commercialization of our product candidates. The parties with which we contract for execution of clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Their failure to meet their obligations could adversely affect clinical development of our products or product candidates. Moreover, these parties may also have relationships with other commercial entities, some of which may compete with us. If they assist our competitors, it could harm our competitive position.

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

Economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control. Sales of our products will be dependent, in large part, on reimbursement from government health administration authorities, private health insurers, distribution partners and other organizations in the U.S., Germany, Portugal and the United Kingdom and other countries. If there were to be negative trends in the general economy in any of the jurisdictions in which we may do business, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. In addition, health authorities in some jurisdictions may reduce reimbursements, and private insurers may increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could negatively affect our product sales and revenue. For example, a global economic downturn and subsequent market instability such as the one occurred in 2008 and 2009 made the business climate more volatile and costly.

In addition, we rely on third parties for several important aspects of our business. During challenging and uncertain economic times and in tight credit markets, there may be a disruption or delay in the performance of our third party contractors, suppliers or partners. If such third parties are unable to satisfy their commitments to us, our business and results of operations would be adversely affected. Because we sell to only two large pharmaceutical distributors in the U.S., they accounted for 75% and 68% of our consolidated revenues for the years ended December 31, 2016 and 2015, respectively.

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

The strength of our patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. In addition to the rights we have licensed from pSivida relating to ILUVIEN, we rely upon intellectual property we own, including patents, patent applications and trade secrets. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third-parties from developing or designing around these patents. As of December 31, 2016, the patent rights relating to ILUVIEN licensed to us from pSivida included six U.S. patents that expire between March 2019 and August 2027, two European patents expiring in April of 2021 and October of 2024, and counterpart filings to these patents in a number of other jurisdictions. No patent term extension will be available for any of these U.S. patents, European patent or any of our licensed U.S. or European pending patent applications. After these patents expire in August 2027 in the U.S. and October of 2024 in Europe, we will not be able to block others from marketing FAc in an implant similar to ILUVIEN. Moreover, it is possible that a third-party could successfully challenge the scope (i.e., whether a patent is infringed), validity and enforceability of our licensed patents prior to patent expiration and obtain approval to market a competitive product.

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

Our research and development activities may involve the controlled use of potentially hazardous substances, including chemical and biological materials. In addition, our operations may produce hazardous waste products. Federal, state and local laws and regulations in the U.S. govern the use, manufacture, storage, handling and disposal of hazardous materials. Although we believe that our procedures for use, handling, storing and disposing of these materials comply with legally prescribed standards, we may incur significant additional costs to comply with applicable laws in the future. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, operating results and financial condition.

Risks Related to the Ownership of Our Common Stock

Our stock price has been and may continue to be volatile, and the value of an investment in our common stock may decline.

We completed our Initial Public Offering (IPO) in April 2010 at a price of $11.00 per share. Subsequently, our common stock has traded as low as $1.01 per share. The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	our ability to successfully commercialize ILUVIEN in the U.S., Germany, Portugal and the United Kingdom;

•	the ability of ILUVIEN to be approved in any additional jurisdiction;

•	the ability of ILUVIEN or any future products or product candidates, if approved in additional jurisdictions, to achieve and maintain commercial success;

•	FDA or international regulatory actions, including failure to receive or maintain regulatory approval for ILUVIEN or any future products or product candidates;

•	quarterly variations in our results of operations or those of our competitors;

•	announcements by us or our competitors of acquisitions, regulatory approvals, clinical milestones, new products, significant contracts, commercial relationships or capital commitments;

•	third-party coverage and reimbursement policies;

•	our ability to meet our repayment and other obligations under our loan agreements;

•	additions or departures of key personnel;

•	commencement of, or our involvement in, litigation;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	any major change in our board of directors or management;

•	results from our clinical trial programs;

•	our ability to develop and market new and enhanced products or product candidates on a timely basis;

•	general economic conditions and slow or negative growth of our markets; and

•	political instability, natural disasters, war and/or events of terrorism.

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

We also have the right to sell shares of our common stock through an at-the-market offering. For example, in 2016, we sold a total of 662,779 shares of common stock at a weighted average price of $1.83 per share pursuant to our at-the-market offering through Cowen and Company, LLC (Cowen). Pursuant to our sales agreement with Cowen, we could sell additional shares of common stock in the future if we determined it was appropriate or necessary to do so, which could cause a significant reduction in the market price of our common stock.

In addition to our outstanding common stock, as of December 31, 2016, there were a total of 10,804,412 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options granted under our equity incentive plans. Upon the exercise of these options, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under the SEC’s Rule 144. If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms.

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

To the extent we raise additional capital by issuing equity securities; our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in August, 2016, we sold an aggregate of 18,900,000 shares of our common stock at a price of $1.40 each, resulting in gross proceeds of approximately $26.5 million, before deducting underwriting fees, commissions and offering expenses. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to existing stockholders. In addition, the Series A Convertible Preferred Stock is entitled to price-based anti-dilution protection in connection with certain financings, which has the potential to further dilute our other stockholders.

Pursuant to our 2010 Equity Incentive Plan, our Board of Directors is authorized to grant stock options to our employees, directors and consultants. The number of shares available for future grant under our 2010 Equity Incentive Plan increases each year by an amount equal to the lesser of 4% of all shares of our capital stock outstanding as of January 1st of each year, 2,000,000 shares, or such lesser number as determined by our Board of Directors. On January 1, 2017, an additional 2,000,000 shares became available for future issuance under our 2010 Equity Incentive Plan in accordance with the annual increase. In addition, as of December 31, 2016 we have reserved 411,662 shares of our common stock for issuance under our 2010 Employee Stock Purchase Plan. The number of shares eligible for purchase is replenished as of January 1st of each year in an amount equal to the shares purchased under the plan in the preceding year. As such, on January 1, 2017, an additional 82,760 shares became available for future issuance under our 2010 Employee Stock Purchase Plan.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our U.S. headquarters are located in Alpharetta, Georgia, consisting of approximately 18,000 square feet of office space. Our lease for this facility expires in September 2021. Our EEA headquarters are located in Aldershot, United Kingdom, consisting of approximately 6,100 square feet of office space. Our lease for this facility expires in December 2024, however is cancelable without penalty in December 2019. We also lease office space located in Berlin, Germany, and Lisbon, Portugal, each consisting of less than 1,000 square feet of office space. Our leases for these facilities in Germany and Portugal expire in June 2018 and March 2020, respectively. We anticipate that following the expiration of the leases, additional or alternative space will be available at commercially reasonable terms. We also lease office space in France, consisting of less than 1,000 square feet. As part of our decision in 2016 to close operations in France, which will not be completed until early 2017, we gave notice to the leasing company that we would not be renewing the lease after April 2017.
ITEM 3. LEGAL PROCEEDINGS
On December 22, 2016, Cantor Fitzgerald & Co. (Cantor Fitzgerald) filed a complaint in the Supreme Court of the State of New York, County of New York against us. This complaint mirrored a complaint that Cantor Fitzgerald filed against us in November 2016 in the United States District Court for the Southern District of New York and then voluntarily dismissed.
In the operative complaint, Cantor Fitzgerald alleges breach of a letter agreement pursuant to which we had engaged Cantor Fitzgerald to assist us in obtaining bank or loan financing. Cantor Fitzgerald alleges that our agreement in October 2016 with Hercules Capital, Inc. (Hercules) to restructure and amend our existing $35 million debt facility with Hercules and to secure an additional $10 million in debt financing requires the payment to Cantor Fitzgerald of an advisory fee of 2% of $45 million, or $900,000, plus expenses of $24,890. Cantor Fitzgerald seeks compensatory and punitive damages, pre- and post-judgment interest, plus attorneys’ fees and costs.
On January 12, 2017, we filed a counterclaim against Cantor Fitzgerald for breach of contract. We allege in the counterclaim, among other things, that Cantor Fitzgerald failed to meet its obligations to provide services to us as required under the letter agreement. We seek compensatory and other damages, arising from, among other things, our additional out-of-pocket costs incurred as a result of Cantor Fitzgerald’s breach.
Both parties have answered each other’s complaint and counterclaims and denied liability. This lawsuit is in its earliest stages, no date has been set for trial and we are not able to predict the outcome.
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

Year Ended December 31, 2016	High	Low
First quarter 2016	$2.75	$1.49
Second quarter 2016	$5.15	$1.21
Third quarter 2016	$2.40	$1.01
Fourth quarter 2016	$1.54	$1.03

Year Ended December 31, 2015	High	Low
First quarter 2015	$5.92	$4.12
Second quarter 2015	$5.18	$3.98
Third quarter 2015	$5.03	$1.94
Fourth quarter 2015	$3.45	$2.00

Holders
As of March 1, 2017 there were 31 holders of record of our common stock.

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
Recent Sales of Unregistered Securities
None.
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
As a smaller reporting company, we are not required to provide this information.

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
Overview
Alimera Sciences, Inc., and its subsidiaries (we, Alimera or the Company) is a pharmaceutical company that specializes in the commercialization, research and development of prescription ophthalmic pharmaceuticals. We are presently focused on diseases affecting the back of the eye, or retina, because we believe these diseases are not well treated with current therapies and represent a significant market opportunity.
Our only commercial product is ILUVIEN®, which has been developed to treat diabetic macular edema (DME). DME is a disease of the retina that affects individuals with diabetes and can lead to severe vision loss and blindness. ILUVIEN has received marketing authorization in the United States (U.S.), Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, and the United Kingdom. In the U.S., ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure (IOP). In the European Economic Area (EEA) countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with DME considered insufficiently responsive to available therapies. As part of the approval process in Europe, we committed to conduct a five-year, post-authorization, open label registry study in 800 patients treated with ILUVIEN. In the fourth quarter of 2016, we requested approval to modify our protocol to cap enrollment in the study due to our post market safety surveillance not showing any unexpected safety signals. Although we have not received formal regulatory approval, the Medicines & Healthcare products Regulatory Agency (MHRA) has agreed to allow us to suspend enrollment, pending approval of our protocol amendment. As of December 31, 2016, 548 patients were enrolled in this study.
We launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013 and in the U.S. and Portugal in the first quarter of 2015.
In addition, we have entered into various agreements under which distributors will provide regulatory, reimbursement or sales and marketing support for future commercialization of ILUVIEN in numerous countries in the Middle East, Italy, Australia, New Zealand and Canada.
We commenced operations in June 2003. Since our inception we have incurred significant losses. As of December 31, 2016, we had accumulated a deficit of $377.1 million. We expect to incur substantial losses through the continued commercialization of ILUVIEN as we:

•	continue the commercialization of ILUVIEN in the U.S. and EEA and through our distributor, in the Middle East;

•	continue to seek regulatory approval of ILUVIEN in other jurisdictions;

•	evaluate the use of ILUVIEN for the treatment of other diseases; and

•	advance the clinical development of any future products or product candidates either currently in our pipeline, or that we may license or acquire in the future.
As of December 31, 2016, we had approximately $31.0 million in cash and cash equivalents.
We launched ILUVIEN in Germany and the United Kingdom, in the second quarter of 2013 and in the U.S. and Portugal in the first quarter of 2015. Our distributor in the Middle East launched ILUVIEN in the United Arab Emirates in the fourth quarter of 2016. In Italy, our distributor plans to launch ILUVIEN in 2017. We do not expect to have positive cash flow from operations until 2017, if at all. Due to the limited revenue generated by ILUVIEN to date, we may have to raise additional capital to fund the continued commercialization of ILUVIEN. If we are unable to raise additional financing, we will need to adjust our commercial plans so that we can continue to operate with our existing cash resources or there may be substantial doubt about our ability to continue as a going concern.

In October 2016, we entered into the Fourth Loan Amendment (as defined below) with Hercules Capital, Inc. (Hercules) in order to modify certain terms of the Term Loan Agreement (as defined below) and obtained additional loan amounts. If there is an event of default, all amounts may become due under the Term Loan Agreement and there would continue to be substantial doubt about our ability to continue as a going concern.
Our Agreement with pSivida US, Inc.
We entered into an agreement with pSivida US, Inc. (pSivida) for the use of fluocinolone acetonide (FAc) in pSivida’s proprietary delivery device in February 2005, which was subsequently amended and restated in 2008. pSivida is a global drug delivery company committed to the biomedical sector and the development of drug delivery products. Our agreement with pSivida provides us with a worldwide exclusive license to develop and sell ILUVIEN, which consists of a tiny polyimide tube with a permeable membrane cap on one end and an impermeable silicone cap on the other end that is filled with FAc in a polyvinyl alcohol matrix for delivery to the back of the eye for the treatment and prevention of eye diseases in humans (other than uveitis). This agreement also provides us with a worldwide non-exclusive license to develop and sell pSivida’s proprietary delivery device to deliver other corticosteroids to the back of the eye for the treatment and prevention of eye diseases in humans (other than uveitis) or to treat DME by delivering a compound to the back of the eye through a direct delivery method through an incision required for a 25-gauge or larger needle. We do not have the right to develop and sell pSivida’s proprietary delivery device in connection with indications for diseases outside of the eye or for the treatment of uveitis. Further, our agreement with pSivida permits pSivida to grant to any other party the right to use its intellectual property (i) to treat DME through an incision smaller than that required for a 25-gauge needle, unless using a corticosteroid delivered to the back of the eye, (ii) to deliver any compound outside the back of the eye unless it is to treat DME through an incision required for a 25-gauge or larger needle, or (iii) to deliver non-corticosteroids to the back of the eye, unless it is to treat DME through an incision required for a 25-gauge or larger needle. We were not in breach of our agreement with pSivida as of December 31, 2016.
The agreement provides that after commercialization of ILUVIEN, pSivida will be entitled to 20% of the net profits and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN, as defined in the amended and restated agreement. In connection with this arrangement we are entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of December 31, 2016 and 2015, we could offset future royalty payments to pSivida in the amounts of $25.8 million and $21.6 million, respectively, due to the accumulation of commercialization costs. Due to the uncertainty of future profits from ILUVIEN, we have fully reserved these amounts in the accompanying consolidated financial statements. As of December 31, 2016 we owed pSivida approximately $240,000 for their portion of net profits on a cash basis, as defined in the amended and restated agreement, from the fourth quarter of 2016.
As a result of the Food and Drug Administration’s (FDA) approval of ILUVIEN in September 2014, we paid pSivida a milestone payment of $25.0 million (the pSivida Milestone Payment) in October 2014.
In the second quarter of 2016, pSivida disputed portions of our claimed commercialization costs for the year ended December 31, 2014. As part of this dispute, pSivida notified us that it disagreed with $1.3 million of the $13.0 million in commercialization costs receivable that we had reported as of December 31, 2014 and claimed incremental profit sharing payments of $136,000 for the year ended December 31, 2014. We are disputing pSivida’s assertions using the alternative dispute resolution mechanism under the pSivida Agreement. If pSivida’s assertions were to prevail in the alternative dispute resolution mechanism and their assertions were then applied to the commercialization cost calculations for the years ended December 31, 2016 and 2015, then we believe the commercialization costs receivable from pSivida would be reduced from $25.8 million to $21.2 million as of December 31, 2016 and from $21.6 million to $18.5 million as of December 31, 2015. If pSivida’s assertions were to prevail in the alternative dispute resolution mechanism, the impact on the statements of operations for the years ended December 31, 2016 and 2015 would be immaterial.
Our Credit Facility
Hercules Loan Agreement
2014 Loan Agreement
In April 2014, Alimera Sciences Limited (Limited), a subsidiary of ours, entered into a loan and security agreement (2014 Loan Agreement) with Hercules Capital, Inc. (Hercules) providing for a term loan of up to $35.0 million (2014 Term Loan), which Limited and Hercules amended in November 2015 (the First Loan Amendment), March 2016 (the Second Loan Amendment), May 2016 (the Third Loan Amendment) and October 2016 (the Fourth Loan Amendment and, collectively with the 2014 Loan Agreement, the First Loan Amendment, the Second Loan Amendment and the Third Loan Amendment, the Term Loan Agreement). Under the 2014 Loan Agreement, Hercules made an advance in the initial principal amount of $10.0 million to Limited at closing to provide Limited with additional working capital for general corporate purposes and to repay a 2013 term loan with Silicon Valley Bank. Hercules made an additional advance of $25.0 million to Limited in September 2014, following the approval of ILUVIEN by the FDA to fund the pSivida Milestone Payment. The 2014 Loan Agreement provided for interest only payments through November 2015. Interest on the 2014 Term Loan accrued at a floating per annum rate equal to the greater of (i) 10.90%, or (ii) the sum of (A) 7.65%, plus (B) the prime rate. Following the interest only period the 2014 Term Loan was due and payable to Hercules in equal monthly payments of principal and interest through May 1, 2018. The interest rate on the Term Loan Agreement was 11.25% as of December 31, 2016.
First Loan Amendment
In November 2015, Limited and Hercules amended the 2014 Loan Agreement to extend the interest only payments through May 2017. In connection with the First Loan Amendment, Limited paid to Hercules an amendment fee of $262,500 and agreed to make an additional payment of $1,050,000, equal to 3% of the 2014 Term Loan at the time of the final payment on May 1, 2018 (End of Term Payment).
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
We concluded that the Second Loan Amendment resulted in a substantial modification of the terms of debt when considered with the First Loan Amendment in accordance with the guidance in Accounting Standard Codification (ASC) 470-50, Debt. As a result, we accounted for the Second Loan Amendment as an extinguishment and recognized a loss on early extinguishment of debt of approximately $2,564,000 within the consolidated statement of operations for the year ended December 31, 2016. The loss on early extinguishment consisted primarily of the unamortized debt discount associated with the warrant and debt issuance costs incurred prior to the Second Loan Amendment, the incremental fair value of the warrant as a result of modifying the terms of the warrant and the debt issuance costs of $360,000 paid to Hercules for the Second Loan Amendment.
Third Loan Amendment and July 2016 Waiver
In May 2016, Limited and Hercules entered into the Third Loan Amendment to expand the definition of liquidity to allow for the inclusion of cash of up to $2.0 million in bank accounts outside of the U.S. and the United Kingdom.
In July 2016, Limited obtained a waiver of the requirements of the liquidity covenant (the Waiver) because the Consolidated Group was not in compliance with the liquidity covenant as of June 30, 2016. The Waiver cured the default of the liquidity covenant then existing under the Term Loan Agreement and decreased the liquidity requirement. In addition, the Waiver modified the three-month revenue covenant so that it was not measured at July 31, 2016 and reduced the three-month revenue target to be measured at August 31, 2016. Following execution of the Waiver, Limited incurred a weekly ticking fee equal to 0.05% multiplied by the outstanding principal amount through the closing of our public offering in August 2016 (see Note 12 Common Stock), totaling $65,000. Further, Limited paid Hercules a fee of $350,000 associated with the Waiver.
Fourth Loan Amendment
In October 2016, Limited entered into the Fourth Loan Amendment with Hercules, which further amended certain terms of the Term Loan Agreement. Pursuant to the terms of the Fourth Loan Amendment, Hercules agreed to provide up to an additional $10.0 million to Limited with (i) the first $5.0 million available at Limited’s option through June 30, 2017 subject to (A) the Consolidated Group’s achievement of $12.0 million in trailing three month net product revenue and (B) no event of default having occurred since October 20, 2016 (the Effective Date) and (ii) the second $5.0 million available at Limited’s option through December 31, 2017 subject to (A) the Consolidated Group’s achievement of $15.0 million in trailing three month net product revenue, (B) no event of default having occurred since the Effective Date and (C) the prior $5.0 million having been advanced to Limited (the Additional Advances and, together with the 2014 Term Loan, the Term Loan). The

Fourth Loan Amendment provides for interest only payments through November 30, 2018 (the Interest-Only Period). Pursuant to the Fourth Loan Amendment, interest on the Term Loan accrues at a floating per annum rate equal to the greater of (i) 11.0% and (ii) the sum of (A) 11.0% plus (B) the prime rate as reported in The Wall Street Journal, or if not reported, the prime rate most recently reported in The Wall Street Journal, minus 3.5%. In addition to the interest described above, the principal balance of the Term Loan will bear “payment-in kind” interest at the rate of 1.0% (PIK Interest), which PIK Interest will be added to the outstanding principal balance of the Term Loan so as to increase the outstanding principal balance of the Term Loan on each payment date for the Term Loan and which amount will be payable when the aggregate outstanding principal amount of the Term Loan is payable. The Term Loan will be due and payable to Hercules in 24 equal monthly payments of principal and interest following the Interest-Only Period beginning on December 1, 2018 and matures in full on November 1, 2020.
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
The Consolidated Group also agreed to customary affirmative and negative covenants, including, without limitation, covenants relating to minimum liquidity, minimum trailing six-month net revenue and adjusted EBITDA, and events of default in connection with these arrangements. The occurrence of an event of default could result in the acceleration of Limited’s obligations under the Term Loan Agreement, as amended by the Fourth Loan Amendment and an increase to the applicable interest rate, and would permit Hercules to exercise remedies with respect to the collateral under the Term Loan Agreement, as amended by the Fourth Loan Amendment. In the event that we maintain $35.0 million in liquidity, including cash and eligible accounts receivable, at the end of the month and have not been and are not in breach of the amended debt facility, the six-month trailing revenue covenant is effectively waived for such month. As of December 31, 2016, our liquidity as defined under the Term Loan Agreement was $40.9 million, which consisted of $31.0 million in cash and cash equivalents and 80% of our $12.4 million in eligible U.S. accounts receivable.
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
We agreed to amend the 2014 Warrant in connection with the First Loan Amendment to increase the number of shares issuable upon exercise to 660,377 and decrease the exercise price to $2.65 per share. Upon entering into the Second Loan Amendment, we agreed to further amend the 2014 Warrant to increase the number of shares issuable upon exercise to 862,069 and decrease the exercise price to $2.03 per share. In connection with the July 2016 Waiver, we agreed to further amend the 2014 Warrant to increase the number of shares issuable upon exercise to 1,258,993 and decrease the exercise price to $1.39 per share.
2016 Warrant
In connection with Limited entering into the Fourth Loan Amendment, we agreed to issue a new warrant to Hercules (the 2016 Warrant) to purchase up to 458,716 shares of our common stock at an exercise price of $1.09 per share which was equal to $500,000 divided by the lowest volume-weighted average sale price for a share of our common stock reported over any ten consecutive trading days during the period commencing on and including September 23, 2016 and ending on the earlier to occur of (i) December 30, 2016 (inclusive of such date), and (ii) the second trading day immediately preceding the date of closing of a merger event (as defined in the 2016 Warrant).

Fair Value of Debt
The weighted average interest rates of our notes payable approximate the rate at which we could obtain alternative financing and the fair value of the warrants that were issued in connection with our notes payable are immaterial. Therefore, the carrying amount of the notes approximated their fair value at December 31, 2016 and 2015.
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
In November 2012, we entered into a master services agreement with Quintiles Commercial Europe Limited. Under the agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) provided certain services to us in relation to the commercialization of ILUVIEN, in France, Germany and the United Kingdom. In December 2013 and January 2014, respectively, we transitioned our German and United Kingdom country manager positions in-house. In April 2015, we terminated the project orders associated with France and Germany and transitioned the persons employed by Quintiles Commercial to our payroll. In July 2015, we terminated the remaining project orders associated with the United Kingdom and transitioned the covered positions employed by Quintiles Commercial to our payroll. As of December 31, 2015 the master services agreement with Quintiles Commercial had been terminated.
As of December 31, 2016, we had a European management team, local management teams and commercial personnel in France, Germany, Portugal and the United Kingdom totaling 31 persons, of which three are consultants.
In the fourth quarter of 2016, after unsuccessfully negotiating with the French government to obtain an appropriate price, we decided to close operations in France. We expect the closing of operations to be completed in early 2017. We are continuing to evaluate our options to enter the French market, including potential distributor relationships.
In the fourth quarter of 2014, following the FDA approval of ILUVIEN in the U.S., we began establishing the infrastructure to support the anticipated commercial launch of ILUVIEN in the U.S. in the first quarter of 2015 with the addition of regional sales directors, reimbursement specialists and payor relations directors. We hired additional sales and marketing personnel through the first quarter of 2015 for the launch of ILUVIEN and as of December 31, 2016, had a field force of approximately 45 people, including sales personnel, reimbursement specialists and payor relations directors.
Interest Expense and Other
Interest expense consists primarily of interest and amortization of deferred financing costs and debt discounts associated with our Term Loan Agreement. Interest income consists primarily of interest earned on our cash, cash equivalents and investments.

Change in Fair Value of Derivative Warrant Liability
Warrants to purchase our Series A Convertible Preferred Stock or common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the Financial Accounting Standards Board (FASB) ASC, are classified as liabilities. We record these derivative financial instruments as liabilities in our balance sheet measured at their fair value. We record the changes in fair value of such instruments as non-cash gains or losses in the consolidated statements of operations.
Basic and Diluted Net Loss Applicable to Common Stockholders per Share of Common Stock
We calculated net loss per share in accordance with ASC 260, Earning Per Share. We had a net loss for all periods presented; accordingly, the inclusion of common stock options and warrants would be anti-dilutive. Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options, warrants for convertible securities and warrants for common stock equivalents. Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive, totaled approximately 34,550,161 and 32,164,307 for the years ended December 31, 2016 and 2015, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods of net loss because of their anti-dilutive effect. Therefore, for the years ended December 31, 2016 and 2015, the weighted average shares used to calculate both basic and diluted loss per share are the same.
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
Income Taxes
We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities in accordance with ASC 740, Income Taxes. We evaluate the positive and negative evidence bearing upon the realizability of our deferred tax assets on an annual basis. Significant management judgment is involved in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Due to uncertainties with respect to the realization of our U.S. deferred tax assets due to our history of operating losses, a valuation allowance has been established against our U.S. deferred tax asset balances to reduce the net carrying value to an amount that is more likely than not to be realized. As a result, we have fully reserved against the U.S. deferred tax asset balances. The valuation allowances are based on our estimates of taxable income in the jurisdictions in which we operate and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, a change in the valuation allowance may be needed, which could materially impact our financial position and results of operations. Our deferred tax assets primarily consist of net operating loss (NOL) carry-forwards. As of December 31, 2016 we had federal NOL carry-forwards of approximately $104.9 million and state NOL carry-forwards of approximately $83.3 million, respectively, that are available to reduce future income otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2029 and 2035 and the state NOL carry-forwards will expire at various dates between 2020 and 2035. We periodically evaluate our NOL carry-forwards and whether certain changes in ownership have occurred that would limit our ability to utilize a portion of our NOL carry-forwards. If it is determined that significant ownership changes have occurred since these NOLs were generated, we would be subject to annual limitations on the use of these NOLs under Section 382 (or comparable provisions of state law). We have determined that a Section 382 change in ownership occurred in late 2015. Therefore, the annual utilization of our NOLs is subject to certain limitations under Section 382 and other limitations under state tax laws. We are currently in the process of calculating these limitations. Any reduction to our NOL deferred tax asset due to the annual Section 382 limitation and the NOL carryforward period would result in an offsetting reduction in valuation allowance recorded against the NOL deferred tax asset. Therefore, any limitation would not have an impact on the statements of operations for the periods presented. The results of the analysis on the impact to our NOLs will be disclosed at a later date.
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
We considered our income tax positions for uncertainty in accordance with ASC 740. The balance of unrecognized tax benefits as of December 31, 2016 and December 31, 2015 are approximately $59,000 and $46,000, respectively. Both balances relate to research and development tax credits. In accordance with ASC 740-10, such attributes are reduced the amount that is expected to be recognized in the future. We do not accrue interest or penalties as there is no risk of additional tax liability due to significant NOLs available. We do not expect any decreases to the unrecognized tax benefits within the next twelve months due to any lapses in statute of limitations. Tax years from 2012 to 2015 remain subject to examination in California, Georgia, Kentucky, Tennessee, Texas and on the federal level, with the exception of the assessment of NOL carry-forwards available for utilization which can be examined for all years since 2003. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which the NOLs are utilized.
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
U.S. Segment

	Years Ended December 31,
	2016	2015
	(In thousands)
NET REVENUE	$25,765	$15,170
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,694)	(792)
GROSS PROFIT	24,071	14,378

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	7,875	9,712
GENERAL AND ADMINISTRATIVE EXPENSES	9,316	8,244
SALES AND MARKETING EXPENSES	22,134	19,777
DEPRECIATION AND AMORTIZATION	2,678	2,491
OPERATING EXPENSES	42,003	40,224
NET LOSS FROM OPERATIONS	$(17,932)	$(25,846)

Year ended December 31, 2016 compared to the year ended December 31, 2015
Net Revenue. Net revenue increased by approximately $10.6 million, or 70%, to approximately $25.8 million for the year ended December 31, 2016, compared to approximately $15.2 million for the year ended December 31, 2015. The growth was primarily attributable to increases in both the number of end user accounts and the order frequency from our existing accounts, as well as we continued to recognize gains in market acceptance. We also benefited from ILUVIEN being available for sale for the full year ending December 31, 2016. During the year ended December 31, 2015 ILUVIEN was only available following our launch in March of 2015.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by approximately $910,000, or 115%, to approximately $1.7 million for the year ended December 31, 2016 compared to approximately $790,000 for the year ended December 31, 2015. The increase was primarily attributable to our increase in sales volume.
Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $1.8 million, or 19%, to approximately $7.9 million for the year ended December 31, 2016, compared to approximately $9.7 million for the year ended December 31, 2015. The decrease was primarily attributable to decreases of approximately $1.1 million in costs with third parties related to potential product enhancements incurred during 2015, $480,000 in medical affairs and scientific communication costs associated with the U.S. launch in 2015 and $220,000 in U.S. compliance reporting costs. These costs were offset by increases of approximately $310,000 in costs associated with maintaining the registration of ILUVIEN in the U.S., and $210,000 in pharmacovigilance costs.

General and administrative expenses. General and administrative expenses increased by approximately $1.1 million, or 13%, to approximately $9.3 million for the year ended December 31, 2016, compared to approximately $8.2 million for the year ended December 31, 2015. The increase was primarily attributable to increases of $960,000 for certain one-time costs associated with pursuing alternative debt options, including contingent advisory fees, and $270,000 in costs incurred with our third party manufactures of ILUVIEN.
Sales and marketing expenses. Sales and marketing expenses increased by approximately $2.3 million, or 12%, to approximately $22.1 million for the year ended December 31, 2016, compared to approximately $19.8 million for the year ended December 31, 2015. The increase was primarily attributable to increases of approximately $880,000 in additional costs incurred in 2016 for the commercial team hired for the launch of ILUVIEN in the U.S., $750,000 for additional commissions paid to our U.S. sales force due to increased sales in 2016 and $480,000 in additional marketing costs including professional fees for the promotion of ILUVIEN incurred during 2016, medical marketing and an increased presence at certain regional and national meetings.
Depreciation and amortization. Depreciation and amortization increased by approximately $200,000, or 8%, to approximately $2.7 million for the year ended December 31, 2016, compared to approximately $2.5 million for the year ended December 31, 2015. The increase was primarily attributable to depreciation expense associated with capital leases entered into in March 2015 for automobiles for the U.S. commercial team.
International Segment

	Years Ended December 31,
	2016	2015
	(In thousands)
NET REVENUE	$8,568	$7,268
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(650)	(970)
GROSS PROFIT	7,918	6,298

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	4,500	5,128
GENERAL AND ADMINISTRATIVE EXPENSES	5,947	5,946
SALES AND MARKETING EXPENSES	7,297	8,313
DEPRECIATION AND AMORTIZATION	89	64
OPERATING EXPENSES	17,833	19,451
NET LOSS FROM OPERATIONS	$(9,915)	$(13,153)

Year ended December 31, 2016 compared to the year ended December 31, 2015
Net Revenue. Net revenue increased by approximately $1.3 million, or 18%, to approximately $8.6 million for the year ended December 31, 2016, compared to approximately $7.3 million for the year ended December 31, 2015. The increase was primarily attributable to higher sales volumes in Portugal and Germany offset by decreases in sales volume in the United Kingdom. Revenue was further reduced by the change in the value of the British pound sterling and the Euro which impacted reported revenue by $210,000 for the year ended December 31, 2016 compared to the year ended December 31, 2015.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization decreased by approximately $320,000, or 33%, to approximately $650,000 for the year ended December 31, 2016, compared to approximately $970,000 for the year ended December 31, 2015. The decrease was primarily attributable to a decrease of $450,000 in charges for expiring inventory, offset by increased sales volume and increases in our supplier costs.
Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $600,000, or 12%, to approximately $4.5 million for the year ended December 31, 2016, compared to approximately $5.1 million for the year ended December 31, 2015. The decrease was primarily attributable to decreases of approximately $320,000 in ongoing medical affairs costs and $320,000 scientific communication costs.
General and administrative expenses. General and administrative expenses were approximately $5.9 million for both the years ended December 31, 2016 and 2015.

Sales and marketing expenses. Sales and marketing expenses decreased by approximately $1.0 million, or 12%, to approximately $7.3 million for the year ended December 31, 2016, compared to approximately $8.3 million for the year ended December 31, 2015. The decrease was primarily attributable to a decrease of approximately $1.5 million in marketing costs including reductions of $820,000 in trade show costs, $470,000 in medical communication costs and $180,000 in market research costs. These decreases were offset by an increase of approximately $530,000 in market access costs as we pursue expanded reimbursement in the United Kingdom and other European countries.
Consolidated other income and expense
The following selected unaudited financial and operating data are derived from our consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements.

	Years Ended December 31,
	2016	2015
	(In thousands)
NET LOSS FROM OPERATIONS	$(27,847)	$(38,999)

INTEREST EXPENSE AND OTHER	(5,178)	(4,693)
UNREALIZED FOREIGN CURRENCY LOSS, NET	(40)	(106)
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(2,564)	—
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	2,627	13,283
NET LOSS BEFORE TAXES	(33,002)	(30,515)
PROVISION FOR TAXES	(172)	(130)
NET LOSS	$(33,174)	$(30,645)

Year ended December 31, 2016 compared to the year ended December 31, 2015
Interest expense and other. Interest expense and other increased by approximately $500,000, or 11%, to approximately $5.2 million for the year ended December 31, 2016, compared to approximately $4.7 million for the year ended December 31, 2015. The increase was primarily attributable to costs associated with the amendments to our Term Loan Agreement.
Unrealized foreign currency loss, net. Unrealized foreign currency (loss) gain, net was a loss of approximately $40,000 for the year ended December 31, 2016, compared to a loss of approximately $106,000 for the year ended December 31, 2015. The 2016 and 2015 unrealized foreign currency losses were primarily attributable to the weakening of the Euro during the period and the revaluation of Limited’s U.S. dollar denominated net liabilities.
Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt of approximately $2.6 million for the year ended December 31, 2016, as a result of the Second Loan Amendment to our Term Loan Agreement.
Change in fair value of derivative warrant liability. During the years ended December 31, 2016 and 2015, we recognized gains of approximately $2.6 million and $13.3 million, respectively, related to decreases in the fair value of our derivative warrant liability. The change in fair value was due to decreases in the fair market value of our underlying common stock during the years ended December 31, 2016 and 2015 and the time remaining to exercise the warrants.

Liquidity and Capital Resources
Since inception, we have incurred recurring losses, negative cash flow from operations and have accumulated a deficit of $377.1 million from our inception through December 31, 2016. We have funded our operations through the public and private placement of common stock, convertible preferred stock, warrants, the sale of certain assets of the non-prescription business in which we were previously engaged and certain debt facilities.
In September 2014, we entered into a sales agreement with Cowen and Company, LLC (Cowen) to offer shares of our common stock, $0.01 par value per share, from time to time through Cowen, as our sales agent for the offer and sale of the shares up to an aggregate offering price of $35.0 million. We paid a commission equal to 3% of the gross proceeds from the sales of shares of our common stock under the sales agreement. We intended to use the net proceeds from this offering for general corporate purposes, including capital expenditures, debt repayments and working capital. In 2016, we sold a total of 662,779 shares of our common stock at a weighted average price of $1.83 per share through our at-the-market offering, for total gross proceeds of approximately $1.2 million, reduced by approximately $60,000 of related commissions, issuance costs and placement agent fees. In 2015, we sold a total of 268,978 shares of our common stock at a weighted average price of $3.07 per share through our at-the-market offering, for total gross proceeds of approximately $825,000, further reduced by approximately $100,000 of related commissions, issuance costs and placement agent fees.
In August 2016, we closed an underwritten public offering pursuant to which we sold and issued 18,900,000 shares of our common stock at a price to the public of $1.40 per share, resulting in gross proceeds of $26,460,000, offset by payments of approximately $1.3 million of related issuance costs.
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
As of December 31, 2016, we had approximately $31.0 million in cash and cash equivalents. We launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013 and in the U.S. and Portugal in the first quarter of 2015. Due to the limited revenue generated by ILUVIEN to date, we may have to raise additional capital to fund the continued commercialization of ILUVIEN. If we are unable to raise additional financing, we will need to adjust our commercial plans so that we can continue to operate with our existing cash resources. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control and we may need funds sooner than currently anticipated.
We cannot be sure that additional financing would be available when needed or that, if available, the additional financing would be obtained on terms favorable to us or our stockholders. If we were to raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result and the terms of any new equity securities may have a preference over our common stock. If we were to attempt to raise additional funds through strategic collaboration agreements we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. If we were to attempt to raise additional funds through debt financing the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to commercialize ILUVIEN or any future products or product candidates or operate our business.
For the twelve months ended December 31, 2016, cash used in our operations of $25.1 million was primarily due to our net loss of $33.2 million, which is subject to further adjustment for non-cash items. These items included approximately $2.6 million for a non-cash gain for the change in the value of our derivative warrant liability, charges of approximately $4.9 million for stock compensation expense, $2.8 million of depreciation and amortization expense and $1.0 million of amortization costs associated with our debt discount. Further reducing cash from operations was an increase in accounts receivable of $4.1 million. This reduction was offset by an increase in accounts payable, accrued expenses and other current liabilities of $2.1 million and a decrease in inventory of $1.0 million. Accounts receivable increased primarily due to an increase in U.S. sales volume as ILUVIEN continued to gain market acceptance during the year ended December 31, 2016. Accounts payable, accrued expenses and other current liabilities increased primarily due to increases of $600,000 in amounts payable for one-time fees associated with pursuing alternative debt options, including contingent advisory fees, $540,000 in accrued costs associated with closing operations in France, $390,000 in amounts payable to the investigators and CROs in our ongoing clinical studies and $220,000 in accrued compensation expenses including commissions earned, but not paid, in the three months ended December 31, 2016 to our sales force.

For the twelve months ended December 31, 2015, cash used in our operations of $45.4 million was primarily due to our net loss of $30.6 million, which is subject to further adjustment for non-cash items. These items included approximately $13.3 million for a non-cash gain for the change in the value of our derivative warrant liability, charges of approximately $5.0 million for stock compensation expense, $2.6 million of depreciation and amortization expense, $840,000 of amortization of our debt discount, $450,000 in inventory reserves and $110,000 for unrealized foreign currency transactions losses. Further impacting cash from operations was an increase in accounts receivable of $8.9 million, decrease in accounts payable, accrued expenses and other current liabilities of $1.9 million and increase in inventory of $390,000. Accounts receivable increased primarily due to the U.S. launch of ILUVIEN during the first quarter of 2015. Accounts payable, accrued expenses and other current liabilities decreased primarily due to the milestone payment of $2.0 million paid to a consultant that was engaged to assist with the pursuit of approval of ILUVIEN in the U.S. and a decrease of $1.2 million in amounts payable to Quintiles Commercial, offset by increases of $460,000 in accruals associated with accrued rebate, chargeback and other revenue reserves, $450,000 in clinical studies accruals and $300,000 in commissions payable to our U.S. sales force.
For the year ended December 31, 2016, net cash used in our investing activities was approximately $190,000, which was primarily due to the purchase of property and equipment, primarily the purchase of accounts payable software and leasehold improvements.
For the year ended December 31, 2015, net cash used in our investing activities was approximately $450,000, which was primarily due to the purchase of drug safety management software.
For the year ended December 31, 2016, net cash provided by our financing activities was approximately $25.4 million. In August 2016, we closed an underwritten public offering pursuant to which we sold and issued 18,900,000 shares of our common stock at a price to the public of $1.40 per share, resulting in gross proceeds of $26,460,000. In June and July 2016, we sold a total of 662,779 shares of our common stock through our at-the-market offering, resulting in total gross proceeds of $1.2 million. Offsetting these increases were payments of approximately $1.3 million relating to common stock issuance costs, $1.1 million associated with the amendments of our Term Loan Agreement and $230,000 in payments on capital leases.
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
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.
Adoption of New Accounting Standards
In June 2014, the FASB issued Accounting Standards Update (ASU) 2014-12, Compensation Stock - Compensation (Topic 718). ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance did not have a material impact on our financial statements.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The adoption of this guidance did not have a material impact on our financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and the standard is to be retrospectively applied to all periods presented upon adoption. We elected to early adopt ASU 2015-03 effective December 31, 2015, and as a result reclassified $629,000 from deferred financing costs to note payable, net of discount in our Consolidated Balance Sheet as of December 31, 2015.
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
Accounting Standards Issued but Not Yet Effective
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017 for public entities, with early adoption permitted in the annual reporting period beginning after December 15, 2016. We have begun our evaluation of the new guidance on our business and, at this time, do not believe there will be a material impact on our current direct product sales in international markets. For the U.S. business, we continue to evaluate the variable consideration provisions of the new guidance and the impact it will have specifically on our gross to net revenue adjustments, including chargebacks and rebates. We anticipate adopting the new revenue standard using the modified retrospective transition method.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. ASU 2014-15 provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We do not expect there to be a material impact upon adopting this guidance in our financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This update requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This ASU is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those years. We do not expect the impact of the adoption to have a material effect on its financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases with durations greater than twelve months to be recognized on the balance sheet and is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted. We are currently in the process of evaluating the impact of the adoption on its financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We do not expect the impact of the adoption to have a material effect on its financial statements.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Liquidity
See the “Liquidity and Capital Resources” section of this annual report on Form 10-K for additional discussion of liquidity and related risks.
Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our loan agreement with Hercules. We do not believe we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $356,000 increase in interest expense for the year ended December 31, 2016.
Credit Quality Risk
We are subject to credit risk in connection with accounts receivable from our product sales of ILUVIEN. We have contractual payment terms with each of our customers, and we monitor our customers’ financial performance and credit worthiness so that we can properly assess and respond to any changes in their credit profile. During the years ended December 31, 2016 and 2015 we did not recognize any charges for write-offs of accounts receivable. As of December 31, 2016 and 2015, our only two U.S. customers, which are large pharmaceutical distributors, accounted for 90% and 88%, respectively, of our accounts receivable balances.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2016, based on criteria for effective internal control over financial reporting established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2016 based on the specified criteria.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors, including the audit committee and audit committee financial experts, and executive officers corporate governance, our code of conduct and compliance with Section 16(a) of the Exchange Act will be included in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of fiscal year ended December 31, 2016 (2017 Proxy Statement) and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item regarding executive compensation will be included in our 2017 Proxy Statement and is incorporated herein by reference, except that information required by Item 407(e)(5) of Regulation S-K will be deemed furnished in this Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item regarding security ownership and certain beneficial owners and management will be included in our 2017 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under our existing equity compensation plans, including our 2010 Equity Incentive Plan (2010 Plan), 2005 Equity Incentive Plan (2005 Plan), 2004 Equity Incentive Plan (2004 Plan) and our 2010 Employee Stock Purchase Plan (ESPP).

	A		B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category
Equity compensation plans approved by security holders	10,804,412	(1)	$3.22	1,080,492	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	10,804,412		$3.22	1,080,492

(1)
Of these shares, 9,736,130 were subject to options then outstanding under the 2010 Plan, 65,072 were subject to options then outstanding under the 2005 Plan and 1,003,210 were subject to options then outstanding under the 2004 Plan.

(2)
Represents 668,830 shares of common stock available for issuance under our 2010 Plan and 411,662 shares of common stock available for issuance under our ESPP. No shares are available for future issuance under the 2005 Plan or 2004 Plan. In addition, our 2010 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the least of: (1) 2,000,000 shares of our common stock; (2) 4% of the shares of common stock outstanding at that time; and (3) such other amount as our board of directors may determine. On January 1, 2017, an additional 2,000,000 shares became available for future issuance under our 2010 Plan in accordance with the annual increase. In addition, our ESPP provides for annual increases in the number of shares available for issuance thereunder equal to such number of shares necessary to restore the number of shares reserved thereunder to 494,422 shares of our common stock. As such, on January 1, 2017, an additional 82,760 shares became available for future issuance under our ESPP. These additional shares from the annual increase under the 2010 Plan and the ESPP are not included in the table above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2017 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item regarding principal accounting fees and services will be included in our 2017 Proxy Statement and is incorporated herein by reference.

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
(b) Exhibits. See Item 15(a)(3) above.
(c) Financial Statement Schedules. See Item 15(a)(2) above.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

Signatures
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Alpharetta, Georgia, on March 3, 2017.

ALIMERA SCIENCES, INC.

By:	/s/ C. Daniel Myers
Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Daniel Myers	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2017
C. Daniel Myers

/s/ Richard S. Eiswirth, Jr.	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2017
Richard S. Eiswirth, Jr.

/s/ James R. Largent	Chairman of the Board of Directors	March 3, 2017
James R. Largent

/s/ Glen Bradley, Ph.D.	Director	March 3, 2017
Glen Bradley, Ph.D.

/s/ Mark J. Brooks	Director	March 3, 2017
Mark J. Brooks

/s/ Brian K. Halak, Ph.D.	Director	March 3, 2017
Brian K. Halak, Ph.D.

/s/ Garheng Kong, M.D., Ph.D.	Director	March 3, 2017
Garheng Kong, M.D., Ph.D.

/s/ Peter J. Pizzo, III	Director	March 3, 2017
Peter J. Pizzo, III

/s/ Calvin W. Roberts, M.D.	Director	March 3, 2017
Calvin W. Roberts, M.D.

ALIMERA SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Alimera Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Alimera Sciences, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alimera Sciences, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses, negative cash flow from operations, and has an accumulated deficit of $377 million as of December 31, 2016. These conditions, along with the other matters as set forth in Note 3, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 3, 2017

ALIMERA SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2016 AND 2015

	December 31,
	2016	2015
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$30,979	$31,075
Restricted cash	31	37
Accounts receivable, net	13,839	9,799
Prepaid expenses and other current assets	2,107	2,696
Inventory, net (Note 4)	446	1,552
Total current assets	47,402	45,159
NON-CURRENT ASSETS:
Property and equipment — at cost less accumulated depreciation	1,787	2,553
Intangible asset, net	20,604	22,549
Deferred tax asset	436	223
TOTAL ASSETS	$70,229	$70,484
CURRENT LIABILITIES:
Accounts payable	$4,986	$4,002
Accrued expenses (Note 7)	3,758	3,911
Derivative warrant liability	188	—
Note payable (Note 9)	—	31,786
Capital lease obligations	191	234
Total current liabilities	9,123	39,933
NON-CURRENT LIABILITIES:
Derivative warrant liability	—	2,815
Note payable — less current portion (Note 9)	33,084	—
Capital lease obligations — less current portion	274	582
Other non-current liabilities	2,162	834
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value — 10,000,000 shares authorized at December 31, 2016 and 2015:
Series A Convertible Preferred Stock, 1,300,000 authorized and 600,000 issued and outstanding at December 31, 2016 and 2015; liquidation preference of $24,000 at December 31, 2016 and 2015	19,227	19,227
Series B Convertible Preferred Stock, 8,417 authorized and 8,416.251 issued and outstanding at December 31, 2016 and 2015; liquidation preference of $50,750 at December 31, 2016 and 2015	49,568	49,568
Common stock, $.01 par value — 150,000,000 shares authorized, 64,862,904 shares issued and outstanding at December 31, 2016 and 100,000,000 shares authorized 45,005,833 shares issued and outstanding at December 31, 2015	649	450
Additional paid-in capital	330,781	299,376
Common stock warrants	3,707	2,747
Accumulated deficit	(377,074)	(343,900)
Accumulated other comprehensive loss	(1,272)	(1,148)
TOTAL STOCKHOLDERS’ EQUITY	25,586	26,320
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,229	$70,484
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Years Ended December 31,
	2016	2015
	(In thousands, except share and per share data)
NET REVENUE	$34,333	$22,438
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(2,344)	(1,762)
GROSS PROFIT	31,989	20,676

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	12,375	14,840
GENERAL AND ADMINISTRATIVE EXPENSES	15,263	14,190
SALES AND MARKETING EXPENSES	29,431	28,090
DEPRECIATION AND AMORTIZATION	2,767	2,555
OPERATING EXPENSES	59,836	59,675
NET LOSS FROM OPERATIONS	(27,847)	(38,999)

INTEREST EXPENSE AND OTHER	(5,178)	(4,693)
UNREALIZED FOREIGN CURRENCY LOSS, NET	(40)	(106)
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(2,564)	—
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	2,627	13,283
NET LOSS BEFORE TAXES	(33,002)	(30,515)
PROVISION FOR TAXES	(172)	(130)
NET LOSS	$(33,174)	$(30,645)
NET LOSS PER SHARE — Basic and diluted	$(0.63)	$(0.69)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	52,801,603	44,450,216
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Years Ended December 31,
	2016	2015
	(In thousands)
NET LOSS	$(33,174)	$(30,645)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(124)	(336)
TOTAL OTHER COMPREHENSIVE LOSS	(124)	(336)
COMPREHENSIVE LOSS	$(33,298)	$(30,981)

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Additional Paid-In Capital	Common Stock Warrants	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE — December 31, 2014	44,320,342	$443	600,000	$19,227	8,416	$49,568	$292,851	$1,497	$(313,255)	$(812)	$49,519
Issuance of common stock, net of issuance costs	341,239	4	—	—	—	—	920	—	—	—	924
Exercise of stock options	344,252	3	—	—	—	—	568	—	—	—	571
Modification of common stock warrants	—	—	—	—	—	—	—	1,250	—	—	1,250
Stock-based compensation	—	—	—	—	—	—	5,037	—	—	—	5,037
Net loss	—	—	—	—	—	—	—	—	(30,645)	—	(30,645)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(336)	(336)
BALANCE — December 31, 2015	45,005,833	450	600,000	19,227	8,416	49,568	299,376	2,747	(343,900)	(1,148)	26,320
Issuance of common stock, net of issuance costs	19,645,539	197	—	—	—	—	26,225	—	—	—	26,422
Exercise of stock options	211,532	2	—	—	—	—	291	—	—	—	293
Modification of common stock warrants	—	—	—	—	—	—	—	590	—	—	590
Issuance of common stock warrants	—	—	—	—	—	—	—	370	—	—	370
Stock-based compensation	—	—	—	—	—	—	4,889	—	—	—	4,889
Net loss	—	—	—	—	—	—	—	—	(33,174)	—	(33,174)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(124)	(124)
BALANCE — December 31, 2016	64,862,904	$649	600,000	$19,227	8,416	$49,568	$330,781	$3,707	$(377,074)	$(1,272)	$25,586

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Years Ended December 31,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,174)	$(30,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,767	2,555
Inventory reserve	104	445
Unrealized foreign currency transaction loss	40	106
Amortization of debt discount	1,038	836
Deferred taxes (benefit)	(213)	(223)
Loss on early extinguishment of debt	2,564	—
Stock compensation expense	4,889	5,037
Change in fair value of derivative warrant liability	(2,627)	(13,283)
Changes in assets and liabilities:
Accounts receivable	(4,096)	(8,919)
Prepaid expenses and other current assets	556	405
Inventory	1,000	(386)
Accounts payable	1,073	(487)
Accrued expenses and other current liabilities	1,035	(1,401)
Other long-term liabilities	(55)	596
Net cash used in operating activities	(25,099)	(45,364)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(186)	(451)
Net cash used in investing activities	(186)	(451)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	292	571
Proceeds from sale of common stock	27,763	1,002
Payment of issuance cost of common stock	(1,341)	(27)
Payment of Series B convertible preferred stock offering costs	—	(327)
Payment of debt issuance costs (Note 9)	(1,069)	(264)
Payments on capital lease obligations	(227)	(293)
Changes in restricted cash	6	(37)
Net cash provided by financing activities	25,424	625
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(235)	(432)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(96)	(45,622)
CASH AND CASH EQUIVALENTS — Beginning of year	31,075	76,697
CASH AND CASH EQUIVALENTS — End of year	$30,979	$31,075

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$3,958	$4,177
Cash paid for income taxes	$193	$263
Supplemental schedule of noncash investing and financing activities:
Property and equipment acquired under capital leases	$76	$1,098
Note payable end of term payment accrued but unpaid	$1,400	$1,050
Common Stock offering costs accrued but unpaid	$—	$52

There were no dividend payments made for the years ended December 31, 2016 and 2015.

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS
Alimera Sciences, Inc., together with its wholly-owned subsidiaries, (the Company) is a pharmaceutical company that specializes in the commercialization, research and development of ophthalmic pharmaceuticals. The Company was formed on June 4, 2003 under the laws of the State of Delaware.
The Company is presently focused on diseases affecting the back of the eye, or retina, because the Company’s management believes these diseases are not well treated with current therapies and represent a significant market opportunity. The Company’s only commercial product is ILUVIEN®, which has received marketing authorization in the United States (U.S.), Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and the United Kingdom. In the U.S., ILUVIEN is indicated for the treatment of diabetic macular edema (DME) in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure (IOP). In the European Economic Area (EEA) countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with DME considered insufficiently responsive to available therapies. As part of the approval process in Europe, the Company committed to conduct a five-year, post-authorization, open label registry study in 800 patients treated with ILUVIEN. In the fourth quarter of 2016, the Company requested approval to modify its protocol to cap enrollment in the study due to its post market safety surveillance not showing any unexpected safety signals. Although the Company has not received formal regulatory approval, the Medicines & Healthcare products Regulatory Agency (MHRA) has agreed to allow the Company to suspend enrollment, pending approval of the Company’s protocol amendment. As of December 31, 2016, 548 patients were enrolled in this study.
The Company launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013 and in the U.S. and Portugal in the first quarter of 2015.
In addition, the Company has entered into various agreements under which distributors will provide regulatory, reimbursement or sales and marketing support for future commercialization of ILUVIEN in numerous countries in the Middle East, Italy, Australia, New Zealand and Canada.

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
Cash, Cash Equivalents and Restricted Cash — Cash and cash equivalents include cash and highly liquid investments that are readily convertible into cash and have a maturity of 90 days or less when purchased. Generally, cash and cash equivalents held at financial institutions are in excess of federally insured limits. The Company limits its exposure to credit loss by placing its cash and cash equivalents in highly liquid investments with high quality financial institutions. Cash and cash equivalents were $30,979,000 and $31,075,000 as of December 31, 2016 and 2015, respectively, with approximately 92.0% and 90.0% of these balances, respectively held in U.S. based financial institutions. In addition, the Company has certain credit arrangements that require the Company to maintain minimum balances in specific bank accounts as collateral which are recorded as restricted cash.
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

	Years Ended December 31,
	2016	2015
	(in thousands)
Beginning balance	$118	$—
Bad debt expense	—	118
Recovery of bad debt reserve	(118)	—
Ending balance	$—	$118
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
Property and Equipment — Property and equipment are stated at cost. Additions and improvements are capitalized while repairs and maintenance are expensed. Depreciation is provided on the straight-line method over the useful life of the related assets beginning when the asset is placed in service. The estimated useful lives of the individual assets are as follows: furniture, fixtures and manufacturing equipment, five years; automobiles, four years; office equipment and leasehold improvements, 29 months to five years; and software, three years.
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
Income tax positions are considered for uncertainty in accordance with ASC 740-10. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position; therefore, no ASC 740-10 liabilities for uncertain tax positions have been recorded. The Company will recognize accrued interest and penalties related to unrecognized tax benefits, if any, as interest expense and income tax expense, respectively, in the consolidated statements of operations.
Significant management judgment is involved in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Due to uncertainties with respect to the

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Research and Development Costs — Research and development costs are expensed as incurred. Research and development expenses were $2,146,000 and $2,395,000 for the years ended December 31, 2016 and 2015, respectively.
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
Derivative Financial Instruments — The Company generally does not use derivative instruments to hedge exposures to cash flow or market risks. However, certain warrants to purchase Series A Convertible Preferred Stock or common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the ASC, are classified as liabilities. In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for a net-cash settlement. These warrants were considered derivative instruments at issuance because the agreements provide for settlement in Series A Convertible Preferred Shares or common shares at the option of the holder, an adjustment to the warrant exercise price for common shares at some point in the future and contain anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. The warrant exercise price no longer can be adjusted at some point in the future. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock. Such financial instruments are initially recorded at fair value with subsequent changes in fair value recorded as a component of change in fair value of derivative warrant liability in the consolidated statements of operations in each reporting period. If these instruments subsequently meet the requirements for equity classification, the Company reclassifies the fair value to equity. As of December 31, 2016 and 2015, these warrants represented the only outstanding derivative instruments issued or held by the Company.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Years Ended December 31,
	2016	2015
Series A convertible preferred stock	9,022,556	9,022,556
Series B convertible preferred stock	8,416,251	8,416,251
Series A convertible preferred stock warrants	4,511,279	4,511,279
Common stock warrants	1,795,663	738,331
Stock options	10,804,412	9,475,890
Total	34,550,161	32,164,307

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
Adoption of New Accounting Standards — In June 2014, the FASB issued Accounting Standards Update (ASU) 2014-12, Compensation Stock - Compensation (Topic 718). ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard was effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of this guidance did not have a material impact on its financial statements.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The adoption of this guidance did not have a material impact on its financial statements.
In April 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and the standard is to be retrospectively applied to all periods presented upon adoption. The Company elected to early adopt ASU 2015-03 effective December 31, 2015, and as a result the Company reclassified $629,000 from deferred financing costs to note payable in its Consolidated Balance Sheet as of December 31, 2015.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Standards Issued but Not Yet Effective — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as subsequently amended. ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017 for public entities, with early adoption permitted in the annual reporting period beginning after December 15, 2016. The Company has begun its evaluation of the new guidance on its business and, at this time, do not believe there will be a material impact on the Company’s current direct product sales in international markets. For the U.S. business, the Company continues to evaluate the variable consideration provisions of the new guidance and the impact it will have specifically on the Company’s gross to net revenue adjustments, including chargebacks and rebates. The Company anticipates adopting the new revenue standard using the modified retrospective transition method.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. GOING CONCERN
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
To date the Company has incurred recurring losses, negative cash flow from operations and has accumulated a deficit of $377,074,000 from the Company’s inception through December 31, 2016. As of December 31, 2016, the Company had approximately $30,979,000 in cash and cash equivalents. The Company's ability to achieve profitability and positive cash flow is dependent upon its ability to increase revenue and contain its expenses. Further, the Company must maintain compliance with the debt covenants of its debt agreement (see Note 9). In 2016, in order to continue to fund its operations and meet its debt covenants, the Company raised additional equity and amended its debt agreement. In management’s opinion, the uncertainty regarding future revenues raises substantial doubt about the Company’s ability to continue as a going concern without access to additional debt or equity financing, over the course of the next twelve months.
In order to meet the Company’s working capital needs through the next twelve months and maintain compliance with its debt covenants, the Company may need to raise additional debt or equity financing. The Company may be able to access capital under the Company’s current at-the-market offering facility, which has approximately $22,000,000 of remaining availability. The Company implemented a cost savings program in late 2016 that the Company believes will help decrease our cash burn over the next twelve months. While the Company has historically been able to raise additional capital through issuance of equity and/or debt financing, and while the Company has a plan in place to reduce spending in order to satisfy its obligations due within one year from the date of issuance of these financial statements, there can be no guarantees on the Company’s ability to maintain debt compliance, raise additional equity, or successfully implement its cost reduction plans. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern within one year after these financial statements are issued.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. INVENTORY

Inventory consisted of the following:

	December 31,
	2016	2015
	(In thousands)
Component parts (1)	$115	$131
Work-in-process (2)	18	333
Finished goods	353	1,525
Total inventory	486	1,989
Inventory reserve	(40)	(437)
Inventory — net	$446	$1,552

(1) Component parts inventory consisted of manufactured components of the ILUVIEN applicator.
(2) Work-in-process consisted of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing as required by U.S. or EEA regulatory authorities.

5. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	December 31,
	2016	2015
	(In thousands)
Furniture and fixtures	$391	$376
Office equipment	838	794
Automobiles	762	1,028
Software	973	902
Leasehold improvements	460	439
Manufacturing equipment	997	970
Total property and equipment	4,421	4,509
Less accumulated depreciation and amortization	(2,634)	(1,956)
Property and equipment — net	$1,787	$2,553
Depreciation and amortization expense associated with property and equipment totaled $822,000 and $614,000 for the years ended December 31, 2016 and 2015, respectively.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. INTANGIBLE ASSETS
As a result of the U.S. Food and Drug Administration’s (FDA) approval of ILUVIEN in September 2014, the Company was required to pay pSivida US, Inc. (pSivida) a milestone payment of $25,000,000 (the pSivida Milestone Payment) in October 2014 (see Note 8).
The gross carrying amount of the intangible asset is $25,000,000, which is being amortized over approximately 13 years from the acquisition date. The net book value of the intangible asset was $20,604,000 and $22,549,000 as of December 31, 2016 and 2015, respectively, and amortization expense was $1,946,000 and $1,940,000 for the years ended December 31, 2016 and 2015, respectively.
The estimated remaining amortization as of December 31, 2016 is as follows (in thousands):

Years Ending December 31
2017	$1,940
2018	1,940
2019	1,940
2020	1,946
2021	1,940
Thereafter	10,898
Total	$20,604
7. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	December 31,
	2016	2015
	(In thousands)
Accrued clinical investigator expenses	$1,122	$732
Accrued other compensation expenses	1,020	804
Accrued rebate, chargeback and other revenue reserves	809	452
Accrued End of Term Payment (Note 9)	—	1,050
Other accrued expenses	807	873
Total accrued expenses	$3,758	$3,911

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. LICENSE AGREEMENTS
The Company entered into an agreement with pSivida for the use of fluocinolone acetonide (FAc) in pSivida’s proprietary delivery device in February 2005 with a subsequent amendment in 2008. pSivida is a global drug delivery company committed to the biomedical sector and the development of drug delivery products. The agreement with pSivida provides the Company with a worldwide exclusive license to develop and sell ILUVIEN.
The Company’s license rights to pSivida’s proprietary delivery device could revert to pSivida if the Company were to (i) fail twice to cure its breach of an obligation to make certain payments to pSivida following receipt of written notice thereof; (ii) fail to cure other breaches of material terms of its agreement with pSivida within 30 days after notice of such breaches or such longer period (up to 90 days) as may be reasonably necessary if the breach cannot be cured within such 30-day period; (iii) file for protection under the bankruptcy laws, make an assignment for the benefit of creditors, appoint or suffer appointment of a receiver or trustee over its property, file a petition under any bankruptcy or insolvency act or have any such petition filed against it and such proceeding remains undismissed or unstayed for a period of more than 60 days; or (iv) notify pSivida in writing of its decision to abandon its license with respect to a certain product using pSivida’s proprietary delivery device. The Company was not in breach of its agreement with pSivida as of December 31, 2016.
The Company must share 20% of net profits, determined on a cash basis and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN, as defined by the agreement, with pSivida. In connection with this arrangement the Company is entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits, which is recovered as a reduction of future royalty payments. As of December 31, 2016 and 2015, the Company could offset future royalty payments to pSivida in the amounts of $25,828,000 and $21,565,000, respectively, due to the accumulation of commercialization costs. Due to the uncertainty of future net profits, the Company has fully reserved these amounts in the accompanying consolidated financial statements. As a result of the FDA’s approval of ILUVIEN in September 2014, the Company paid pSivida a milestone payment of $25,000,000 in October 2014. As of December 31, 2016 the Company owed pSivida approximately $240,000 for their portion of net profits on a cash basis, as defined in the amended and restated agreement, from the fourth quarter of 2016.
In the second quarter of 2016, pSivida disputed portions of the Company’s claimed commercialization costs for the year ended December 31, 2014. As part of this dispute, pSivida notified the Company that it disagreed with $1,290,000 of the $12,956,000 in commercialization costs receivable that the Company had reported as of December 31, 2014 and claimed incremental profit sharing payments of $136,000 for the year ended December 31, 2014. The Company is disputing pSivida’s assertions using the alternative dispute resolution mechanism under the pSivida Agreement. If pSivida’s assertions were to prevail in the alternative dispute resolution mechanism and their assertions were then applied to the commercialization cost calculations for the years ended December 31, 2016 and 2015, then the Company believes the commercialization costs receivable from pSivida would be reduced from $25,828,000 to $21,201,000 as of December 31, 2016 and from $21,565,000 to $18,504,000 as of December 31, 2015 and the impact on the statements of operations for the years ended December 31, 2016 and 2015 would be immaterial.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. LOAN AGREEMENTS
Hercules Loan Agreement
2014 Loan Agreement
In April 2014, Alimera Sciences Limited (Limited), a subsidiary of the Company, entered into a loan and security agreement (2014 Loan Agreement) with Hercules Capital, Inc. (Hercules) providing for a term loan of up to $35,000,000 (2014 Term Loan), which Limited and Hercules amended in November 2015 (the First Loan Amendment), March 2016 (the Second Loan Amendment), May 2016 (the Third Loan Amendment) and October 2016 (the Fourth Loan Amendment and, collectively with the 2014 Loan Agreement, the First Loan Amendment, the Second Loan Amendment and the Third Loan Amendment, the Term Loan Agreement). Under the 2014 Loan Agreement, Hercules made an advance in the initial principal amount of $10,000,000 to Limited at closing to provide Limited with additional working capital for general corporate purposes and to repay a 2013 term loan with Silicon Valley Bank. Hercules made an additional advance of $25,000,000 to Limited in September 2014, following the approval of ILUVIEN by the FDA to fund the pSivida Milestone Payment. The 2014 Loan Agreement provided for interest only payments through November 2015. Interest on the 2014 Term Loan accrued at a floating per annum rate equal to the greater of (i) 10.90%, or (ii) the sum of (A) 7.65%, plus (B) the prime rate. Following the interest only period the 2014 Term Loan was due and payable to Hercules in equal monthly payments of principal and interest through May 1, 2018. The interest rate on the Term Loan Agreement was 11.25% as of December 31, 2016.
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
The Second Loan Amendment adjusted the revenue covenant to a rolling three-month calculation, first measured for the three months ended May 31, 2016. In addition, the Second Loan Amendment increased the liquidity covenant. Upon execution of the Second Loan Amendment, Limited paid Hercules an amendment fee of $350,000 and agreed to increase the End of Term Payment to $1,400,000 from $1,050,000, which is payable in May 2018.
The Company concluded that the Second Loan Amendment resulted in a substantial modification of the terms of debt when considered with the First Loan Amendment in accordance with the guidance in ASC 470-50, Debt. As a result, the Company accounted for the Second Loan Amendment as an extinguishment and recognized a loss on early extinguishment of debt of approximately $2,564,000 within the consolidated statement of operations for the year ended December 31, 2016. The loss on early extinguishment consisted primarily of the unamortized debt discount associated with the warrant and debt issuance costs incurred prior to the Second Loan Amendment, the incremental fair value of the warrant as a result of modifying the terms of the warrant and the debt issuance costs of $360,000 paid to Hercules for the Second Loan Amendment.
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
Fourth Loan Amendment
In October 2016, Limited entered into the Fourth Loan Amendment with Hercules, which further amended certain terms of the Term Loan Agreement. Pursuant to the terms of the Fourth Loan Amendment, Hercules agreed to provide up to an additional $10,000,000 to Limited with (i) the first $5,000,000 available at Limited’s option through June 30, 2017 subject to (A) the Consolidated Group’s achievement of $12,000,000 in trailing three month net product revenue and (B) no event of default having occurred since October 20, 2016 (the Effective Date) and (ii) the second $5,000,000 available at Limited’s option through December 31, 2017 subject to (A) the Consolidated Group’s achievement of $15,000,000 in trailing three month net product revenue, (B) no event of default having occurred since the Effective Date and (C) the prior $5,000,000 having been advanced to Limited (the Additional Advances and, together with the 2014 Term Loan, the Term Loan). The Fourth Loan Amendment provides for interest only payments through November 30, 2018 (the Interest-Only Period). Pursuant to the Fourth Loan Amendment, interest on the Term Loan accrues at a floating per annum rate equal the greater of (i) 11.0% and (ii) the sum of (A) 11.0% plus (B) the prime rate as reported in The Wall Street Journal, or if not reported, the prime rate most recently reported in The Wall Street Journal, minus 3.5%. In addition to the interest described above, the principal balance of the Term Loan will bear “payment-in kind” interest at the rate of 1.0% (PIK Interest), which PIK Interest will be added to the outstanding principal balance of the Term Loan so as to increase the outstanding principal balance of the Term Loan on each payment date for the Term Loan and which amount will be payable when the aggregate outstanding principal amount of the Term Loan is payable. The Term Loan will be due and payable to Hercules in 24 equal monthly payments of principal and interest following the Interest-Only Period beginning on December 1, 2018 and matures in full on November 1, 2020.
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
The Consolidated Group also agreed to customary affirmative and negative covenants, including, without limitation, covenants relating to minimum liquidity, minimum trailing six-month net revenue and adjusted EBITDA and events of default in connection with these arrangements. The occurrence of an event of default could result in the acceleration of Limited’s obligations under the Term Loan Agreement, as amended by the Fourth Loan Amendment and an increase to the applicable interest rate and would permit Hercules to exercise remedies with respect to the collateral under the Term Loan Agreement, as amended by the Fourth Loan Amendment. In the event that the Company maintains $35,000,000 in liquidity, including cash and eligible accounts receivable, at the end of the month and has not been and is not in breach of the amended debt facility, the six-month trailing revenue covenant is waived for such month. As of December 31, 2016, the Company’s liquidity as defined under the Term Loan Agreement was $40,923,000, which consisted of $30,979,000 in cash and cash equivalents and 80% of the Company’s $12,430,000 U.S. eligible accounts receivable.
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
2016 Warrant
In connection with Limited entering into the Fourth Loan Amendment, the Company agreed to issue a new warrant to Hercules (the 2016 Warrant) to purchase up to 458,716 shares of the Company’s common stock at an exercise price of $1.09 per share, which was equal to $500,000 divided by the lowest volume-weighted average sale price for a share of the Company’s common stock reported over any ten consecutive trading days during the period commencing on and including September 23, 2016 and ending on the earlier to occur of (i) December 30, 2016 (inclusive of such date), and (ii) the second trading day immediately preceding the date of closing of a merger event (as defined in the 2016 Warrant).
Fair Value of Debt
The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing and the fair value of the warrants that were issued in connection with the Company’s notes payable are immaterial. Therefore, the carrying amount of the notes approximated their fair value at December 31, 2016 and 2015.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. COMMITMENTS AND CONTINGENCIES
Term Note Payable — The Company entered into the Term Loan Agreement in April 2014 and amended the agreement in November 2015, March 2016, May 2016 and October 2016 (Note 9). As of December 31, 2016 a schedule of future minimum principal payments, excluding PIK Interest and excluding the End of Term Payment of $1,400,000 which is payable in May 2018, under the Note Payable is as follows (in thousands):

Years Ending December 31	(In thousands)
2017	$—
2018	$1,300
2019	$16,526
2020	$17,174
Total	$35,000
As of December 31, 2016 and 2015, the Company had $336,000 and $333,000 accrued and unpaid interest payable on the Notes Payable, respectively. In addition, the Company is required to make an additional payment of $1,400,000 in May 2018.
Operating Leases — The Company leases office space and equipment under non-cancelable agreements accounted for as operating leases. The leases generally require that the Company pay taxes, maintenance, and insurance. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. In August 2014, the Company signed a lease for office space in the U.S. through September 2021. In December 2014, Limited signed a lease for office space in the United Kingdom through December 24, 2024, however the lease is cancellable after December 17, 2019. The lease has a contingent escalation clause based on inflation beginning in 2020. The Company also leases office space in Germany and Portugal that expire in July 2018 and March 2020, respectively. The Company also leases office space in France, consisting of less than 1,000 square feet. As part of the Company's decision in 2016 to close operations in France, which will not be completed until early 2017, the Company gave notice to the leasing company that the Company would not be renewing the lease after April 2017. As of December 31, 2016, a schedule by year of future minimum payments under all of the Company’s operating leases is as follows:

Years Ending December 31	(In thousands)
2017	$547
2018	512
2019	459
2020	350
2021	268
Total	$2,136
Rent expense under all operating leases totaled approximately $544,000 and $541,000 for the years ended December 31, 2016 and 2015, respectively.
Capital Leases — The Company leases equipment under capital leases. The property and equipment is capitalized at the lesser of fair market value or the present value of the minimum lease payments at the inception of the leases using the Company’s incremental borrowing rate.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2016, a schedule by year of future minimum payments under capital leases, together with the present value of minimum lease payments, is as follows (in thousands):

Years Ending December 31	(In thousands)
2017	$300
2018	289
2019	107
2020	3
Total	699
Less amount representing interest	(41)
Less amount representing executory costs	(193)
Present value of minimum lease payments	465
Less current portion	(191)
Non-current portion	$274
Property and equipment under capital leases, which are included in property and equipment (Note 5), consisted of the following:

	December 31,
	2016	2015
	(In thousands)
Automobiles	$762	$1,028
Office equipment	63	63
Less accumulated depreciation	(342)	(212)
Total	$483	$879
Depreciation expense associated with property and equipment under capital leases was approximately $267,000 and $210,000 for the years ended December 31, 2016 and 2015, respectively.
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
In May 2013, the Company entered into an agreement with the first of three contract research organizations (CROs) for clinical and data management services to be performed in connection with the five-year, post-authorization, open label registry study in 800 patients treated with ILUVIEN per the labeled indication in the EEA. Since May of 2013 nine additional agreements have been entered into for work with these CROs. For the years ended December 31, 2016 and 2015, the Company incurred $157,000 and $591,000, respectively, of expense associated with these agreements. As of December 31, 2016 and 2015, $76,000 and $150,000, respectively, is included in accrued expenses (Note 7). As of December 31, 2016, the Company expects to incur an additional $587,000 of expense associated with these agreements through December 31, 2019.
In November 2012, the Company entered into a master services agreement with Quintiles Commercial Europe Limited. Under the agreement, Quintiles Commercial Europe Limited and its affiliates (collectively, Quintiles Commercial) provided certain services to us in relation to the commercialization of ILUVIEN, in France, Germany and the United Kingdom. In December 2013 and January 2014, respectively, the Company transitioned our German and United Kingdom country manager positions in-house. In April 2015, the Company terminated the project orders associated with France and Germany and transitioned the persons employed by Quintiles Commercial to our payroll. In July 2015, the Company terminated the

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining project orders associated with the United Kingdom and transitioned the persons employed by Quintiles Commercial to the Company’s payroll. For the year ended December 31, 2015, the Company incurred $1,030,000 of expense associated with this agreement. As of December 31, 2016 and 2015, $164,000 and $170,000, respectively, was included in accrued expenses. As of December 31, 2015 the master services agreement with Quintiles Commercial had been terminated and no expense was incurred during the year ended December 31, 2016.
Employment Agreements — The Company is party to employment agreements with five executives. The agreements generally provide for annual salaries, bonuses, and benefits and for the “at-will” employment of such executives. Effective January 1, 2016, the Company is party to five agreements with salaries ranging from $253,000 to $519,000. If any of the agreements are terminated by the Company without cause, or by the employee for good reason, as defined in the agreements, the Company will be liable for one year of salary and benefits. Certain other employees have general employment contracts which include stipulations regarding confidentiality, Company property, severance in an event of change of control and miscellaneous items.

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
These warrants are considered derivative instruments because the agreements provide for settlement in Series A Convertible Preferred Stock shares or common stock shares at the option of the holder, an adjustment to the warrant exercise price for common shares at some point in the future, and contain anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants was subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. Therefore, the warrants were recorded as a liability at issuance. These adjustment features lapsed in September 2014. As of December 31, 2016 and 2015 the fair market value of the warrants was estimated to be $188,000 and $2,815,000, respectively. The Company recorded gains of $2,627,000 and $13,283,000 as a result of the change in fair value of the warrants during the years ended December 31, 2016 and 2015, respectively.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company determined that the conversion option of the Preferred Shares represented a beneficial conversion feature, as the conversion feature had intrinsic value to the holder on the commitment date as a result of the subscription premium. Therefore, the Company recorded a beneficial conversion feature of $750,000 during the year ended December 31, 2014 as an increase in additional paid in capital. Because the Series B Convertible Preferred Stock was immediately convertible into common stock at the option of the holder at issuance, the Company immediately accreted the full value of the beneficial conversion feature to the carrying value of the Series B Convertible Preferred Stock on that date.

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
A summary of stock option transactions under the plans are as follows:

	Years Ended December 31,
	2016		2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	9,475,890	$3.43	7,681,256	$3.03
Grants	2,195,250	2.05	2,570,000	4.62
Forfeitures	(581,497)	3.15	(431,114)	4.79
Exercises	(285,231)	1.41	(344,252)	1.66
Options outstanding at year end	10,804,412	3.22	9,475,890	3.43
Options exercisable at year end	7,363,400	3.29	5,808,528	3.27
Weighted average per share fair value of options granted during the year	$1.55		$3.58
The following table provides additional information related to outstanding stock options, fully vested stock options, and stock options expected to vest as of December 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	10,804,412	$3.22	6.45 years	$—
Exercisable	7,363,400	3.29	5.42 years	—
Outstanding, vested and expected to vest	10,374,846	3.23	6.35 years	—

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

	Years Ended December 31,
	2016	2015
Risk-free interest rate	1.57%	1.55%
Volatility factor	93.54%	96.80%
Grant date fair value of common stock options	$1.55	$3.58
Weighted-average expected life	5.99 years	6.03 years
Assumed forfeiture rate	10.00%	10.00%
Employee stock-based compensation expense related to stock options recognized in accordance with ASC 718 was as follows:

	Years Ended December 31,
	2016	2015
	(In thousands)
Sales and marketing	$1,109	$925
Research, development and medical affairs	886	1,271
General and administrative	2,814	2,732
Total employee stock-based compensation expense	$4,809	$4,928
As of December 31, 2016, there was approximately $7,049,000 of total unrecognized compensation cost related to outstanding stock option awards that will be recognized over a weighted average period of 2.35 years. The total fair value of shares vested during the year ended December 31, 2016 was approximately $4,955,000.
The total estimated fair value of options granted during the years ended December 31, 2016 and 2015 was $3,410,000 and $9,172,000, respectively. The total estimated intrinsic value of options exercised during the years ended December 31, 2016 and 2015 was $65,000 and $568,000, respectively.
As of December 31, 2016, the Company was authorized to grant options to purchase up to an additional 668,830 shares under the 2010 Equity Incentive Plan. The Company’s 2010 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the lesser of: (1) 2,000,000 shares of our common stock; (2) 4% of the shares of common stock outstanding at that time; and (3) such other amount as our board of directors may determine. On January 1, 2017, an additional 2,000,000 shares became available for future issuance under the 2010 Plan. These additional shares from the annual increase under the 2010 Plan are not included in the foregoing discussion.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. COMMON STOCK WARRANTS
The Company has issued warrants to purchase common stock to various members of the board of directors, third-parties for services, and lenders. Total warrants to purchase common stock issued and exercisable were 1,795,663 and 738,331 as of December 31, 2016 and 2015, respectively. As of December 31, 2016, the exercise prices ranged from $1.09 to $11.00 per share. The warrants are exercisable for a period between 5 and 10 years from the issuance date.
In connection with Limited entering into the 2014 Loan Agreement (Note 9), the Company entered into the 2014 Warrant to purchase up to 285,016 shares of the Company’s common stock at an exercise price of $6.14 per share. Sixty percent of the warrants were exercisable at the closing in April 2014 and the remaining forty percent became exercisable upon the funding of the additional $25,000,000 to Limited in September 2014.
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
In connection with Limited entering into the Fourth Loan Amendment, the Company agreed to issue the 2016 Warrant to purchase up to 458,716 shares of the Company’s common stock at an exercise price of $1.09 per share, which was equal to $500,000 divided by the lowest volume-weighted average sale price for a share of the Company’s common stock reported over any ten consecutive trading days during the period commencing on and including September 23, 2016 and ending on the earlier to occur of (i) December 30, 2016 (inclusive of such date), and (ii) the second trading day immediately preceding the date of closing of a merger event (as defined in the 2016 Warrant).

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. CONCENTRATIONS AND CREDIT RISK
For the years ended December 31, 2016 and 2015, there were only two customers within the U.S. segment. These two customers, which are large pharmaceutical distributors, accounted for approximately 75% and 68%, respectively, of the Company’s total consolidated revenues. These two same customers accounted for approximately 90% and 88% of the Company’s consolidated accounts receivable as of December 31, 2016 and 2015, respectively.
For the years ended December 31, 2016 and 2015, there were no vendors that comprised more than 10% of the Company’s total purchases. The Company relies on a single manufacturer for ILUVIEN, a single manufacturer for the ILUVIEN applicator and a single active pharmaceutical ingredient manufacturer for ILUVIEN’s active pharmaceutical ingredient.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. INCOME TAXES
The components of net loss before taxes are as follows:

	Years Ended December 31,
	2016	2015
	(In thousands)
United States	$(8,516)	$(6,026)
Foreign	(24,486)	(24,489)
Loss before provision for income taxes	$(33,002)	$(30,515)
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
The provision for income taxes consists of the following components:

	Years Ended December 31,
	2016	2015
	(In thousands)
Current expense (benefit):
Federal	$—	$—
State	—	—
Foreign	385	353
Current income tax expense	385	353

Deferred expense (benefit):
Federal	3,099	6,509
State	(858)	819
Foreign	(213)	(223)
	2,028	7,105
Valuation allowance	(2,241)	(7,328)
Deferred income tax benefit	(213)	(223)
Total income tax expense	$172	$130
The following summarizes activity related to the Company’s valuation allowance:

	Years Ended December 31,
	2016	2015
	(In thousands)
Valuation allowance at beginning of period	$(53,727)	$(46,399)
Income tax provision	(2,241)	(7,328)
Release of valuation allowance	—	—
Other	—	—
Valuation allowance at end of period	$(55,968)	$(53,727)

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Worldwide net deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
Deferred tax assets	(In thousands)
Depreciation and amortization	$12	$3
Other deferred tax assets	5,824	4,643
NOL carry-forwards	38,183	36,941
Research and development costs	3,063	4,193
Collaboration agreement receivable reserves	9,327	8,186
Valuation allowance	(55,968)	(53,727)
Total deferred tax assets	$441	$239
Deferred tax liabilities
Unrealized foreign currency gains	$—	$(12)
Other deferred tax liabilities	(5)	(4)
Total deferred tax liabilities	(5)	(16)
Net deferred tax assets and deferred tax liabilities	$436	$223
A reconciliation from the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended December 31,
	2016		2015
	Amount	Percent	Amount	Percent
Federal tax benefit at statutory rate	$(11,219)	34.0%	$(10,375)	34.0%
State tax — net of federal benefit	(10)	—	(715)	2.4
Permanent items and other	(225)	0.7	(3,997)	13.1
Prior period transfer pricing adjustments	—	—	—	—
Foreign rate differential	8,470	(26.1)	8,352	(27.4)
Deferred rate change	825	(2.5)	—	—
Other	90	(0.3)	(463)	1.5
Change in valuation allowance	2,241	(6.3)	7,328	(24.0)
Total tax expense (benefit)	$172	(0.5)%	$130	(0.4)%
The change in permanent differences and other items from 2015 to 2016 is primarily due to the decreased benefit associated with the current period movement of the derivative warranty liability. However, as such current period movement creates an increased net operating loss in the United States which has a full valuation allowance recorded against its deferred tax assets, there is effectively no impact to total tax expense. Also included in the 2016 permanent differences is expense related to incentive stock options of approximately $517,000.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A rollforward of the Company’s uncertain tax positions is as follows:

	Years Ended December 31,
	2016	2015
	(In thousands)
Balance of uncertain tax positions at beginning of period	$46	$—
Gross increases - tax positions in current period	16	3
Gross increases - tax positions in prior period	13	43
Gross decreases - tax positions in prior period	(16)	—
Settlements	—	—
Lapse of statute of limitations	—	—
Balance of uncertain tax positions at end of period	$59	$46
Included in the balance of unrecognized tax benefits as of December 31, 2016 and December 31, 2015 are approximately $59,000 and $46,000, respectively, of tax benefits related to research and development tax credits. In accordance with ASC 740-10, such attributes are reduced the amount that is expected to be recognized in the future. The Company does not accrue interest or penalties as there is no risk of additional tax liability due to significant NOLs available. The Company does not expect any decreases to the unrecognized tax benefits within the next twelve months due to any lapses in statute of limitations. Tax years from 2012 to 2015 remain subject to examination in California, Georgia, Kentucky, Tennessee, Texas and on the federal level, with the exception of the assessment of NOL carry-forwards available for utilization which can be examined for all years since 2003. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which the NOLs are utilized.
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
As of December 31, 2016 and 2015, the Company had federal net operating loss (NOL) carry-forwards of approximately $104,944,000 and $100,844,000 and state NOL carry-forwards of approximately $83,270,000, and $84,301,000 respectively, that are available to reduce future income unless otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2029 and 2035 and the state NOL carry-forwards will expire at various dates between 2020 and 2035.
NOL carry-forwards may be subject to annual limitations under Internal Revenue Code (IRC) Section 382 (Section 382) (or comparable provisions of state law) in the event that certain changes in ownership of the Company were to occur. The Company periodically evaluates its NOL carry-forwards and whether certain changes in ownership, including its Initial Public Offering (IPO), have occurred that would limit the Company’s ability to utilize a portion of its NOL carry-forwards. If it is determined that significant ownership changes have occurred since the Company generated its NOL carry-forwards, it may be subject to annual limitations on the use of these NOL carry-forwards under Section 382 (or comparable provisions of state law). The Company has determined that a Section 382 change in ownership occurred in late 2015. Therefore, the annual utilization of the Company’s NOLs are subject to certain limitations under Section 382 and other limitations under state tax laws. The Company is currently in the process of calculating these limitations. Any reduction to the Company’s NOL deferred tax asset due to the annual Section 382 limitation and the NOL carryforward period would result in an offsetting reduction in valuation allowance recorded against the NOL deferred tax asset. Therefore, any limitation would not have an impact on the statements of operations for the periods presented. The results of the analysis on the impact to the Company’s NOLs will be disclosed at a later date.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2016, the Company had cumulative book losses in foreign subsidiaries of approximately $92,939,000. The Company has not recorded a deferred tax asset for the excess of tax over book basis in the stock of its foreign subsidiaries. The Company anticipates that its foreign subsidiaries will be profitable and have earnings in the future. Once the foreign subsidiaries do have earnings, the Company intends to indefinitely reinvest in its foreign subsidiaries all undistributed earnings of and original investments in such subsidiaries. As a result, the Company does not expect to record deferred tax liabilities in the future related to excesses of book over tax basis in the stock of its foreign subsidiaries in accordance with ASC 740-30-25.

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
There have been no changes in the methodologies used as of December 31, 2016 and 2015.
The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents (1)	$—	$—	$—	$—
Assets measured at fair value	$—	$—	$—	$—

Liabilities:
Derivative warrant liability (2)	$—	$188	$—	$188
Liabilities measured at fair value	$—	$188	$—	$188

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents (1)	$1,010	$—	$—	$1,010
Assets measured at fair value	$1,010	$—	$—	$1,010

Liabilities:
Derivative warrant liability (2)	$—	$2,815	$—	$2,815
Liabilities measured at fair value	$—	$2,815	$—	$2,815

(1)	The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. EMPLOYEE BENEFIT PLANS
The Company has a salary deferral 401(k) plan which covers substantially all U.S. employees of the Company. The Company matches participant contributions subject to certain plan limitations. Compensation expense associated with the Company’s matching plan totaled $287,000 and $268,000 for the years ended December 31, 2016 and 2015, respectively. The Company may also make an annual discretionary profit-sharing contribution. No such discretionary contributions were made during the years ended December 31, 2016 and 2015, respectively.
In April 2010, the Company established an Employee Stock Purchase Plan (the Purchase Plan). Under the Company’s Purchase Plan, eligible employees can participate and purchase common stock semi-annually through accumulated payroll deductions. The Purchase Plan is administered by the Company’s board of directors or a committee appointed by the Company’s board of directors. Under the Purchase Plan eligible employees may purchase stock at 85% of the lower of the fair market value of a share of Common Stock on the offering date or the exercise date. The Purchase Plan provides for two six-month purchase periods generally starting on the first trading day on or after October 31 and April 30 of each year. Eligible employees may contribute up to 15% of their eligible compensation. A participant may purchase a maximum of 2,500 shares of common stock per purchase period. The value of the shares purchased in any calendar year may not exceed $25,000.
The Purchase Plan was effective upon the completion of the Company’s IPO, at which time a total of 494,422 shares of the Company’s common stock were made available for sale. As of January 1 of each year, starting in 2011, the number of available shares will automatically be restored to the original level. A total of 82,760 and 72,261 shares of the Company’s common shares were acquired through the Purchase Plan during the years ended December 31, 2016 and 2015, respectively. As such, on January 1, 2017 and 2016, respectively, an additional 82,760 and 72,261 shares became available for future issuance under the Purchase Plan. In accordance with ASC 718-50, the ability to purchase stock at 85% of the lower of the fair market value of a share of Common Stock on the offering date or the exercise date represents an option. The Company estimates the fair value of such options at the inception of each offering period using the Black-Scholes valuation model. In connection with the Purchase Plan, the Company recorded $80,000 and $109,000 of compensation expense for the years ended December 31, 2016 and 2015, respectively.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. SEGMENT INFORMATION
The following table presents a summary of the Company’s reporting segments for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016
	U.S.	International	Consolidated
	(In thousands)
NET REVENUE	$25,765	$8,568	$34,333
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,694)	(650)	(2,344)
GROSS PROFIT	24,071	7,918	31,989

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	7,875	4,500	12,375
GENERAL AND ADMINISTRATIVE EXPENSES	9,316	5,947	15,263
SALES AND MARKETING EXPENSES	22,134	7,297	29,431
DEPRECIATION AND AMORTIZATION	2,678	89	2,767
OPERATING EXPENSES	42,003	17,833	59,836
NET LOSS FROM OPERATIONS	(17,932)	(9,915)	(27,847)
OTHER INCOME AND EXPENSES, NET			(5,155)
NET LOSS BEFORE TAXES			$(33,002)

	Year Ended December 31, 2015
	U.S.	International	Consolidated
	(In thousands)
NET REVENUE	$15,170	$7,268	$22,438
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(792)	(970)	(1,762)
GROSS PROFIT	14,378	6,298	20,676

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	9,712	5,128	14,840
GENERAL AND ADMINISTRATIVE EXPENSES	8,244	5,946	14,190
SALES AND MARKETING EXPENSES	19,777	8,313	28,090
DEPRECIATION AND AMORTIZATION	2,491	64	2,555
OPERATING EXPENSES	40,224	19,451	59,675
NET LOSS FROM OPERATIONS	(25,846)	(13,153)	(38,999)
OTHER INCOME AND EXPENSES, NET			8,484
NET LOSS BEFORE TAXES			$(30,515)

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data for years ended December 31, 2016 and 2015 are as follows (in thousands except per share data):

	March 31	June 30	September 30	December 31
	(In thousands, except share and per share data)
2016
NET REVENUE	$5,801	$9,557	$8,298	$10,677
COST OF GOOD SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(378)	(556)	(486)	(924)
GROSS PROFIT	5,423	9,001	7,812	9,753
LOSS FROM OPERATIONS	(8,790)	(6,449)	(7,243)	(5,365)
NET LOSS BEFORE TAXES	(11,136)	(6,816)	(9,212)	(5,838)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(11,145)	(6,858)	(9,245)	(5,926)
NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS - Basic and diluted	(0.25)	(0.15)	(0.16)	(0.09)

2015
NET REVENUE	$3,938	$5,776	$6,901	$5,823
COST OF GOOD SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(283)	(376)	(634)	(469)
GROSS PROFIT	3,655	5,400	6,267	5,354
LOSS FROM OPERATIONS	(10,994)	(9,800)	(8,444)	(9,761)
NET LOSS BEFORE TAXES	(9,793)	(8,596)	(1,543)	(10,713)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(9,793)	(8,596)	(1,543)	(10,713)
NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS - Basic and diluted	(0.22)	(0.19)	(0.03)	(0.24)

As a result of the Company’s weighted averages shares outstanding changing from quarter to quarter, the quarterly per share data will not necessarily add to the annual total.

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

3.5*	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant

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
Warrant to Purchase Shares of Series A Preferred issued to Palo Alto Healthcare Master Fund II, L.P. (filed as Exhibit 4.10.E to the Registrant’s Current Report on Form 8-K, as filed on October 2, 2012, and incorporated herein by reference)

4.9
Registration Rights Agreement dated October 2, 2012 between the Registrant and Palo Alto Healthcare Master Fund, L.P., Palo Alto Healthcare Master Fund II, L.P., Micro Cap Partners, L.P., Sofinnova Venture Partners VIII L.P. and Growth Equity Opportunities Fund III, LLC (filed as Exhibit 4.11 to the Registrant’s Current Report on Form 8-K, as filed on October 2, 2012, and incorporated herein by reference)

4.10
Amendment No. 1 to Warrant to Purchase Stock dated May 7, 2013 by and between Silicon Valley Bank and the Registrant (filed as Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2013, and incorporated herein by reference)

4.11
Irrevocable Waiver of Rights to Designate Series A Director dated May 16, 2014 (filed as Exhibit 4.11 to the Registrant’s Current Report on Form 8-K, as filed on May 16, 2014, and incorporated herein by reference)

4.12
Warrant Agreement dated as of April 24, 2014 issued to Hercules Technology Growth Capital, Inc. (filed as Exhibit 4.11 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 11, 2014, and incorporated herein by reference)

4.13
First Amendment to Warrant Agreement dated November 2, 2015 by and among the Registrant and Hercules Technology Growth Capital, Inc. (filed as Exhibit 4.13 to the Registrant’s Annual Report on Form 10-K, as filed on March 15, 2016, and incorporated herein by reference)

4.14
Second Amendment to Warrant Agreement dated March 14, 2016 by and among the Registrant and Hercules Technology Growth Capital, Inc. (filed as Exhibit 4.14 to the Registrant’s Quarterly Report on Form 10-Q, as filed on May 6, 2016, and incorporated herein by reference)

4.15
Third Amendment to Warrant Agreement dated July 21, 2016 by and among the Registrant and Hercules Capital, Inc. f/k/a Hercules Technology Growth Capital, Inc. (filed as Exhibit 4.15 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 4, 2016, and incorporated herein by reference)

4.16
Warrant Agreement dated October 20, 2016 by and among the Registrant and Hercules Capital, Inc. f/k/a Hercules Technology Growth Capital, Inc. (filed as Exhibit 4.16 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 4, 2016, and incorporated herein by reference)

10.1
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on October 30, 2009, and incorporated herein by reference)

10.2
Alimera Sciences, Inc. 2004 Incentive Stock Plan, as amended (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on October 30, 2009, and incorporated herein by reference)

10.3
Form of Option Certificate under the Alimera Sciences, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.7.A to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on October 30, 2009, and incorporated herein by reference)

10.4
Alimera Sciences, Inc. 2005 Incentive Stock Plan (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on October 30, 2009, and incorporated herein by reference)

10.5
Form of Option Certificate under the Alimera Sciences, Inc. 2005 Incentive Stock Plan (filed as Exhibit 10.8.A to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on October 30, 2009, and incorporated herein by reference)

10.6
2010 Equity Incentive Plan (filed as Exhibit 10.9 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on April 6, 2010, and incorporated herein by reference)

10.7
2010 Employee Stock Purchase Plan (filed as Exhibit 10.10 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on April 6, 2010, and incorporated herein by reference)

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

10.19
UK Sub-Plan of the 2010 Equity Incentive Plan of Alimera Sciences, Inc. (filed as Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 7, 2012, and incorporated herein by reference and replaced by exhibit 10.46)

10.20
Form of UK Sub-Plan Notice of Stock Option Grant and Stock Option Agreement (filed as Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 7, 2012, and incorporated herein by reference)

10.21
Form of France Sub-Plan of the 2010 Equity Incentive Plan of Alimera Sciences, Inc. (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, as filed on March 15, 2016, and incorporated herein by reference)

10.22	Employment Contract dated November 3, 2012 by and between the Registrant and Philip Ashman (filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, as filed on March 28, 2013)

10.23
Loan and Security Agreement dated May 7, 2013 between Silicon Valley Bank and Alimera Sciences Limited (filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2013)

10.24
Security Agreement entered into as of May 7, 2013 by and between Silicon Valley Bank and the Registrant (filed as Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2013)

10.25
Unconditional Guaranty entered into as of May 7, 2013 by Alimera Sciences B.V. in favor of Silicon Valley Bank (filed as Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2013)

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

10.30
Loan and Security Agreement dated as of April 24, 2014 by and among Alimera Sciences Limited, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Technology Growth Capital, Inc. (filed as Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 11, 2014, and incorporated herein by reference)

10.31
First Amendment to Loan and Security Agreement dated November 2, 2015 by and among Alimera Sciences Limited, Hercules Capital Funding Trust and Hercules Technology Growth Capital, Inc. (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, as filed on March 15, 2016, and incorporated herein by reference)

10.32
Unconditional Guaranty entered into as of April 24, 2014 by the Registrant in favor of Hercules Technology Growth Capital, Inc. (filed as Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 11, 2014, and incorporated herein by reference)

10.33
Unconditional Guaranty entered into as of April 24, 2014 by Alimera Sciences B.V. in favor of Hercules Technology Growth Capital, Inc. (filed as Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 11, 2014, and incorporated herein by reference)

10.34
Unconditional Guaranty entered into as of April 24, 2014 by AS C.V. in favor of Hercules Technology Growth Capital, Inc. (filed as Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 11, 2014, and incorporated herein by reference)

10.35	Sales Agreement dated September 22, 2014 (filed as Exhibit 10.53 to the Registrant’s Current Report on Form 8-K, as filed on September 22, 2014, and incorporated herein by reference)

10.36†
Amended and Restated Employment Agreement, effective as of October 23, 2014, by and between the Registrant and C. Daniel Myers (filed as Exhibit 10.53 to the Registrant’s Current Report on Form 8-K, as filed on October 23, 2014, and incorporated herein by reference)

10.37†
Amended and Restated Employment Agreement, effective as of October 23, 2014, by and between the Registrant and Richard S. Eiswirth, Jr. (filed as Exhibit 10.54 to the Registrant’s Current Report on Form 8-K, as filed on October 23, 2014, and incorporated herein by reference)

10.38†
Amended and Restated Employment Agreement, effective as of October 23, 2014, by and between the Registrant and Kenneth Green, Ph.D. (filed as Exhibit 10.55 to the Registrant’s Current Report on Form 8-K, as filed on October 23, 2014, and incorporated herein by reference)

10.39†
Amended and Restated Employment Agreement, effective as of October 23, 2014, by and between the Registrant and David Holland (filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, as filed on March 15, 2016, and incorporated herein by reference)

10.40	Securities Purchase Agreement dated November 26, 2014 (filed as Exhibit 10.56 to the Registrant’s Current Report on Form 8-K, as filed on November 28, 2014, and incorporated herein by reference)

10.41‡
First Amended and Restated Commercial Contract Manufacturing Agreement dated as of February 5, 2016 by and between Alimera Sciences, Inc. and Alliance Medical Products, Inc. d.b.a. Siegfried Irvine (filed as Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q, as filed on May 6, 2016, and incorporated herein by reference)

10.42
Second Amendment to Loan and Security Agreement dated March 14, 2016 by and among Alimera Sciences Limited, Hercules Capital Funding Trust and Hercules Capital, Inc. f/k/a Hercules Technology Growth Capital, Inc. (filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q, as filed on May 6, 2016, and incorporated herein by reference)

10.43
Third Amendment to Loan and Security Agreement dated May 26, 2016 by and among Alimera Sciences Limited, Hercules Capital Funding Trust and Hercules Capital, Inc. f/k/a Hercules Technology Growth Capital, Inc. (filed as Exhibit 10.43 to the Registrant’s Current Report on Form 8-K, as filed on May 27, 2016, and incorporated herein by reference)

10.44
Waiver by Hercules Capital, Inc. of Certain Defaults under Loan and Security Agreement dated July 21, 2016 (filed as Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 4, 2016 and incorporated herein by reference)

10.45
Fourth Amendment to Loan and Security Agreement dated October 20, 2016 by and among Alimera Sciences Limited, Hercules Capital Funding Trust and Hercules Capital, Inc. f/k/a/ Hercules Technology Growth Capital, Inc. (filed as Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 4, 2016 and incorporated herein by reference)

10.46*	(2017) UK Sub-Plan of the 2010 Equity Incentive Plan of Alimera Sciences, Inc.

10.47*	Forms of Notice of Restricted Stock Unit Award and restricted Stock Unit Agreement under 2010 Equity Incentive Plan for the U.S., Germany, Portugal and the United Kingdom

21.1
List of subsidiaries of the Registrant (including jurisdiction of organization and names under which subsidiaries do business) (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, as filed on March 15, 2016, and incorporated herein by reference)

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