Form 10-Q
period 2017-03-31
ALIMERA SCIENCES INC
filed 2017-05-11
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a)(2)(B) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 10, 2017 there were 64,901,636 shares of the registrant’s Common Stock issued and outstanding.

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

•	our ability to operate our business in compliance with the covenants and restrictions that we are subject to under our credit facility;

•	dependence on third-party manufacturers to manufacture ILUVIEN or any future products or product candidates in sufficient quantities and quality.

•	our ability to raise sufficient additional funding and our need to raise such funds;

•	uncertainty as to the pricing and reimbursement guidelines for ILUVIEN or any future products or product candidates, including ILUVIEN;

•	our ability to successfully commercialize ILUVIEN following regulatory approval in additional markets;

•	delay in or failure to obtain regulatory approval of ILUVIEN in additional countries or any future products or product candidates;

•	our expectation that we will be cash flow positive in late 2017, if at all; and

•	the extent of government regulations.
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
We encourage you to read the discussion and analysis of our financial condition and our unaudited interim financial statements contained in this report. We also encourage you to read Item 1A of Part II of this Quarterly Report on Form 10-Q entitled “Risk Factors” and Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above, other unknown or unpredictable factors also could affect our results. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

PART I. FINANCIAL INFORMATION
ITEM 1. Interim Condensed Consolidated Financial Statements (unaudited)
ALIMERA SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$26,737	$30,979
Restricted cash	31	31
Accounts receivable, net	10,768	13,839
Prepaid expenses and other current assets	2,112	2,107
Inventory, net (Note 5)	802	446
Total current assets	40,450	47,402
NON-CURRENT ASSETS:
Property and equipment, net	1,572	1,787
Intangible asset, net (Note 6)	20,125	20,604
Deferred tax asset	443	436
TOTAL ASSETS	$62,590	$70,229
CURRENT LIABILITIES:
Accounts payable	$3,963	$4,986
Accrued expenses (Note 7)	2,636	3,758
Derivative warrant liability	21	188
Capital lease obligations	157	191
Total current liabilities	6,777	9,123
NON-CURRENT LIABILITIES:
Note payable (Note 9)	33,409	33,084
Capital lease obligations — less current portion	184	274
Other non-current liabilities	2,154	2,162
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value — 10,000,000 shares authorized at March 31, 2017 and December 31, 2016:
Series A Convertible Preferred Stock, 1,300,000 authorized and 600,000 issued and outstanding at March 31, 2017 and December 31, 2016; liquidation preference of $24,000 at March 31, 2017 and December 31, 2016	19,227	19,227
Series B Convertible Preferred Stock, 8,417 authorized and 8,416.251 issued and outstanding at March 31, 2017 and December 31, 2016; liquidation preference of $50,750 at March 31, 2016 and December 31, 2015	49,568	49,568
Common stock, $.01 par value — 150,000,000 shares authorized, 64,862,904 shares issued and outstanding at March 31, 2017 and December 31, 2016	649	649
Additional paid-in capital	331,947	330,781
Common stock warrants	3,707	3,707
Accumulated deficit	(383,809)	(377,074)
Accumulated other comprehensive loss	(1,223)	(1,272)
TOTAL STOCKHOLDERS’ EQUITY	20,066	25,586
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,590	$70,229
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	Three Months Ended March 31,
	2017	2016
	(In thousands, except share and per share data)
NET REVENUE	$6,618	$5,801
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(587)	(378)
GROSS PROFIT	6,031	5,423

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,110	3,020
GENERAL AND ADMINISTRATIVE EXPENSES	3,264	3,395
SALES AND MARKETING EXPENSES	5,502	7,109
DEPRECIATION AND AMORTIZATION	666	689
OPERATING EXPENSES	11,542	14,213
NET LOSS FROM OPERATIONS	(5,511)	(8,790)

INTEREST EXPENSE, NET AND OTHER	(1,337)	(1,335)
UNREALIZED FOREIGN CURRENCY (LOSS) GAIN, NET	(28)	34
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	167	1,519
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	(2,564)
NET LOSS BEFORE TAXES	(6,709)	(11,136)
PROVISION FOR TAXES	(26)	(9)
NET LOSS	$(6,735)	$(11,145)
NET LOSS PER SHARE — Basic and diluted	$(0.10)	$(0.25)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	64,862,904	45,005,833
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	Three Months Ended March 31,
	2017	2016
	(In thousands)
NET LOSS	$(6,735)	$(11,145)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	49	119
TOTAL OTHER COMPREHENSIVE INCOME	49	119
COMPREHENSIVE LOSS	$(6,686)	$(11,026)

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	Three Months Ended March 31,
	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,735)	$(11,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	666	689
Inventory reserve	8	50
Unrealized foreign currency transaction loss (gain)	28	(34)
Loss on early extinguishment of debt	—	2,564
Amortization of debt discount	343	337
Stock-based compensation expense	1,166	1,296
Change in fair value of derivative warrant liability	(167)	(1,519)
Changes in assets and liabilities:
Accounts receivable	3,090	761
Prepaid expenses and other current assets	8	(67)
Inventory	(361)	164
Accounts payable	(1,053)	(1,522)
Accrued expenses and other current liabilities	(1,147)	1,704
Other long-term liabilities	(15)	(13)
Net cash used in operating activities	(4,169)	(6,735)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(57)	(75)
Net cash used in investing activities	(57)	(75)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of issuance cost of common stock	—	(52)
Payment of debt costs	—	(350)
Payment of capital lease obligations	(38)	(64)
Net cash used in financing activities	(38)	(466)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	22	141
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,242)	(7,135)
CASH AND CASH EQUIVALENTS — Beginning of period	30,979	31,075
CASH AND CASH EQUIVALENTS — End of period	$26,737	$23,940
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$985	$996
Cash paid for income taxes	$11	$13
Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$—	$56
Note payable end of term payment accrued but unpaid	$1,400	$1,400
There were no dividend payments made during the three months ended March 31, 2017 and 2016.

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS
Alimera Sciences, Inc., together with its wholly-owned subsidiaries (the Company), is a pharmaceutical company that specializes in the commercialization, research and development of prescription ophthalmic pharmaceuticals. The Company was formed on June 4, 2003 under the laws of the State of Delaware.
The Company is presently focused on diseases affecting the back of the eye, or retina, because the Company’s management believes these diseases are not well treated with current therapies and represent a significant market opportunity. The Company’s only commercial product is ILUVIEN®, which has received marketing authorization in the United States (U.S.), Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and the United Kingdom. In the U.S., ILUVIEN is indicated for the treatment of diabetic macular edema (DME) in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure (IOP). In the European Economic Area (EEA) countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with DME considered insufficiently responsive to available therapies. As part of the approval process in the EEA, the Company committed to conduct a five-year, post-authorization, open label registry study in 800 patients treated with ILUVIEN per the labeled indication. In the fourth quarter of 2016, the Company requested approval to modify its protocol to cap enrollment in the study due to its post market safety surveillance not showing any unexpected safety signals. Although the Company has not received formal regulatory approval, the Medicines & Healthcare products Regulatory Agency (MHRA) has agreed to allow the Company to suspend enrollment, pending approval of the Company’s protocol amendment. As of March 31, 2017, 560 patients were enrolled in this study.
The Company launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013, in the U.S. and Portugal in the first quarter of 2015 and in Austria in the first quarter of 2017.
In addition, the Company has entered into various agreements under which distributors will provide regulatory, reimbursement or sales and marketing support for future commercialization of ILUVIEN in numerous countries in the Middle East, Italy, Spain, Australia, New Zealand and Canada.
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
The accompanying interim financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016 and related notes included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 3, 2017. The financial results for any interim period are not necessarily indicative of the expected financial results for the full year.
Modification of Segment Footnote
The Company modified its segment footnote for the three months ended March 31, 2016 for an immaterial change and removed, within the segment footnote, certain non-cash expenses including $1,296,000 of stock-based compensation expense and $689,000 of depreciation and amortization from the Company’s U.S. and International segments. These amounts are appropriately classified as Other within the segment footnote of these interim unaudited condensed consolidated financial statements. Additionally, in the Company’s Annual Report on Form 10-K filing for the year ended December 31, 2016, the Company disclosed that the Company’s chief operating decision maker separately managed and evaluated each segment primarily upon net loss from operations. The modification made in these financial statements clarifies that the chief operating decision maker manages and evaluates each segment based on net loss from operations adjusted for certain non-cash items, such as stock-based compensation expense and depreciation and amortization.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016.
Research and Development Expenses
Research and development expenses were $350,000 and $561,000 for the three months ended March 31, 2017 and 2016, respectively.
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
Adoption of New Accounting Standards
In August 2014, the FASB issued Accounting Standards Update (ASU) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires all leases with durations greater than twelve months to be recognized on the balance sheet and is effective for interim and annual reporting periods

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning after December 15, 2018, although early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.
4. GOING CONCERN
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
To date, the Company has incurred recurring losses, negative cash flow from operations and has accumulated a deficit of $383,809,000 from inception through March 31, 2017. As of March 31, 2017, the Company had approximately $26,737,000 in cash and cash equivalents. The Company’s ability to achieve profitability and positive cash flow is dependent upon its ability to increase revenue and contain its expenses. Further, the Company must maintain compliance with the debt covenants of its debt agreement (see Note 9). In 2016, in order to continue to fund its operations and meet its debt covenants, the Company raised additional equity and amended its debt agreement. In management’s opinion, the uncertainty regarding future revenues raises substantial doubt about the Company’s ability to continue as a going concern without access to additional debt or equity financing, over the course of the next twelve months.
In order to meet the Company’s working capital needs through the next twelve months and maintain compliance with its debt covenants, the Company may need to raise additional debt or equity financing. The Company may be able to access capital under the Company’s current at-the-market offering facility, which has approximately $21,504,000 of remaining availability. The Company implemented a cost savings program in late 2016 that the Company believes will help decrease cash burn over the next twelve months. While the Company has historically been able to raise additional capital through issuance of equity and/or debt financing, and while the Company has a plan in place to reduce spending in order to satisfy its obligations due within one year from the date of issuance of these financial statements, there can be no guarantees on the Company’s ability to maintain debt compliance, raise additional equity, or successfully implement its cost reduction plans. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern within one year after these financial statements are issued.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. INVENTORY

Inventory consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Component parts (1)	$334	$115
Work-in-process (2)	389	18
Finished goods	127	353
Total inventory	850	486
Inventory reserve	(48)	(40)
Inventory — net	$802	$446

(1) Component parts inventory consists of manufactured components of the ILUVIEN applicator.

(2) Work-in-process primarily consists of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing or stability testing as required by regulatory authorities in Europe and the U.S.
6. INTANGIBLE ASSET
As a result of the U.S. Food and Drug Administration’s (FDA) approval of the New Drug Application (NDA) for ILUVIEN in September 2014, the Company was required to pay pSivida US, Inc. (pSivida) a milestone payment of $25,000,000 (the pSivida Milestone Payment) in October 2014 (see Note 8 License Agreements). The Company had no intangible assets prior to September 2014.
The gross carrying amount of the intangible asset was $25,000,000, which is being amortized over approximately 13 years from the payment date. The amortization expense related to the intangible asset was $478,000 and $483,000 for the three months ended March 31, 2017 and 2016, respectively. The net book value of the intangible asset was $20,125,000 and $20,604,000 as of March 31, 2017 and December 31, 2016, respectively.
The estimated future amortization expense as of March 31, 2017 for the remaining periods in the next five years and thereafter is as follows:

Years Ending December 31	(In thousands)
2017	$1,462
2018	1,940
2019	1,940
2020	1,946
2021	1,940
Thereafter	10,897
Total	$20,125

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Accrued clinical investigator expenses	$1,119	$1,122
Accrued compensation expenses	402	1,020
Accrued rebate, chargeback and other revenue reserves	348	809
Other accrued expenses	767	807
Total accrued expenses	$2,636	$3,758
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
The Company must share 20% of the net profits of ILUVIEN, determined on a cash basis and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN, as defined by the pSivida Agreement. In connection with this arrangement, the Company is entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the pSivida Agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of March 31, 2017 and December 31, 2016, the Company can reduce future net profit payments to pSivida, as defined in the pSivida Agreement, in the amounts of $24,909,000 and $24,475,000, respectively. Due to the uncertainty of future net profits, the Company has fully reserved these amounts in the accompanying Interim Financial Statements. As a result of the FDA’s approval of the NDA for ILUVIEN in September 2014, the Company made the pSivida Milestone Payment of $25,000,000 in October 2014.
In the second quarter of 2016, pSivida disputed portions of the Company’s claimed commercialization costs for the year ended December 31, 2014. On May 3, 2017, the Company and pSivida settled this dispute and amended and clarified certain definitions and clauses of the pSivida Agreement. As part of this settlement, the Company and pSivida agreed no additional amounts would be due for the years ended December 31, 2014, 2015 and 2016 and no audits will take place related to the amounts reported for the years ended December 31, 2015 and 2016. As a result of this settlement and amendment, the amount available for the reduction of future net profit payments was reduced from $25,828,000 to $24,475,000 as of December 31, 2016. Since these amounts are fully reserved, there was no impact to the statements of operations for any period as a result of this settlement and amendment.

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
The Consolidated Group also agreed to customary affirmative and negative covenants, including, without limitation, covenants relating to minimum liquidity, minimum trailing six-month net revenue and adjusted EBITDA and events of default in connection with these arrangements. The occurrence of an event of default could result in the acceleration of Limited’s obligations under the Term Loan Agreement, as amended by the Fourth Loan Amendment and an increase to the applicable interest rate and would permit Hercules to exercise remedies with respect to the collateral under the Term Loan Agreement, as amended by the Fourth Loan Amendment. In the event that the Company maintains $35,000,000 in liquidity, including cash and eligible accounts receivable, at the end of the month and has not been and is not in breach of the amended debt facility, the six-month trailing revenue covenant is waived for such month. As of March 31, 2017, the Company was in compliance with its debt covenants.
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
Fair Value of Debt
The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing and the fair value of the warrants that were issued in connection with the Company’s notes payable are immaterial. Therefore, the carrying amount of the notes approximated their fair value at March 31, 2017 and December 31, 2016.
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

	Three Months Ended March 31,
	2017	2016
Series A convertible preferred stock	9,022,556	9,022,556
Series B convertible preferred stock	8,416,251	8,416,251
Series A convertible preferred stock warrants	4,511,279	4,511,279
Common stock warrants	1,795,663	940,023
Stock options	11,696,269	10,626,077
Total	35,442,018	33,516,186

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
These warrants are considered derivative instruments because the agreements provide for settlement in Series A Convertible Preferred Stock shares or common stock shares at the option of the holder, an adjustment to the warrant exercise price for common shares at some point in the future and contain anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. Therefore the warrants were recorded as a liability at issuance. The warrant anti-dilution provisions lapsed in September 2014. At March 31, 2017 and December 31, 2016, the fair market value of the warrants was estimated to be $21,000 and $188,000, respectively. During the three months ended March 31, 2017 and 2016, the Company recorded gains of $167,000 and $1,519,000, respectively, as a result of the change in fair value of the warrants. The rights to exercise these warrants expire on October 1, 2017.
In April 2014, 2,255,639 shares of common stock were issued pursuant to the conversion of 150,000 shares of Series A Convertible Preferred Stock held by an investor. In September 2014, 3,759,398 shares of common stock were issued pursuant to the conversion of 250,000 shares of Series A Convertible Preferred Stock held by another investor. As of March 31, 2017, there were 600,000 shares of Series A Convertible Preferred Stock issued and outstanding.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series B Convertible Preferred Stock
On December 12, 2014, the Company closed a preferred stock financing in which it sold 8,291.873 shares of Series B Convertible Preferred Stock for a purchase price of $6,030 per share, or an aggregate purchase price of $50,000,000, prior to the payment of approximately $432,000 of related issuance costs. The Company issued an additional 124.378 shares of Series B Convertible Preferred Stock as a subscription premium to the purchasers. The powers, preferences and rights of the Series B Convertible Preferred Stock are set forth in the certificate of designation filed by the Company with the Secretary of State of the State of Delaware. Each share of Series B Convertible Preferred Stock is convertible into 1,000 shares of the Company’s common stock at any time at the option of the holder, provided that the holder will be prohibited from converting Series B Convertible Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding. The Series B Convertible Preferred Stock ranks junior to the Company’s existing Series A Convertible Preferred Stock and senior to the Company’s common stock, with respect to rights upon liquidation. The Series B Convertible Preferred Stock ranks junior to all existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions), the Series B Convertible Preferred Stock do not have voting rights. The Series B Convertible Preferred Stock is not redeemable at the option of the holder. The Series B Convertible Preferred Stock is not subject to any price-based or other anti-dilution protections and does not provide for any accruing dividends.
The Company determined that the conversion option of the Series B Convertible Preferred Stock represented a beneficial conversion feature, as the conversion feature had intrinsic value to the holder on the commitment date as a result of the subscription premium. Therefore, the Company recorded a beneficial conversion feature of $750,000 as an increase in additional paid in capital. Because the Series B Convertible Preferred Stock was immediately convertible into common stock at the option of the holder at issuance, the Company immediately accreted the full value of the beneficial conversion feature to the carrying value of the Series B Convertible Preferred Stock on that date.
12. COMMON STOCK
In September 2014, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen) to offer shares of its common stock from time to time through Cowen for the offer and sale of the shares up to an aggregate offering price of $35,000,000. In 2016, the Company sold a total of 662,779 shares of its common stock at a weighted average purchase price of $1.83 per share, resulting in gross proceeds of $1,211,000, prior to the payment of approximately $62,000 of underwriter discounts and commissions and related issuance costs. Proceeds from the offering were used for general corporate and working capital purposes. The Company did not sell shares during the three months ended March 31, 2017. As of March 31, 2017, the Company can sell up to approximately $21,504,000 of its common stock under the terms of the sales agreement with Cowen.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. STOCK INCENTIVE PLANS
Stock Option Plans
During the three months ended March 31, 2017 and 2016, the Company recorded compensation expense related to stock options of approximately $972,000 and $1,264,000, respectively. As of March 31, 2017, the total unrecognized compensation cost related to non-vested stock options granted was $7,877,000 and is expected to be recognized over a weighted average period of 2.40 years. The following table presents a summary of stock option activity for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	10,804,412	$3.22	9,475,890	$3.43
Grants	1,312,500	1.19	1,228,000	2.46
Forfeitures	(420,643)	2.79	(77,813)	3.55
Exercises	—	—	—	—
Options outstanding at period end	11,696,269	3.00	10,626,077	3.32
Options exercisable at period end	7,527,392	3.28	6,310,239	3.27
Weighted average per share fair value of options granted during the period	$0.92		$1.86
The following table provides additional information related to outstanding stock options, exercisable stock options and stock options expected to vest as of March 31, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	11,696,269	$3.00	6.71 years	$289
Exercisable	7,527,392	3.28	5.52 years	12
Outstanding, vested and expected to vest	11,131,410	3.05	6.58 years	240
The following table provides additional information related to outstanding stock options, exercisable stock options and stock options expected to vest as of December 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	10,804,412	$3.22	6.45 years	$—
Exercisable	7,363,400	3.29	5.42 years	—
Outstanding, vested and expected to vest	10,374,846	3.23	6.35 years	—
Employee Stock Purchase Plan
During the three months ended March 31, 2017 and 2016, the Company recorded compensation expense related to its employee stock purchase plan of approximately $13,000 and $32,000, respectively.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units
In January 2017, the Company granted 873,900 restricted stock units (RSUs) to its employees in lieu of a cash bonus program for 2017. As of March 31, 2017, 815,700 RSUs were outstanding. During the three months ended March 31, 2017, the Company recorded compensation expense related these RSUs of $182,000.

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

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items. The Company’s effective tax rate for the three months ended March 31, 2017 properly excluded tax benefits associated with year-to-date pre-tax losses generated in the U.S. and the Netherlands. Income tax positions are considered for uncertainty in accordance with ASC 740-10. The Company has recorded unrecognized tax benefits related to research and development tax credits. In accordance with ASC 740-10, such attributes are reduced to the amount that is expected to be recognized in the future. The Company has not accrued interest or penalties as no research and development credits have been utilized due to significant net operating losses (NOLs) available. The Company does not expect any decreases to the unrecognized tax benefits within the next twelve months due to any lapses in statute of limitations. Tax years since 2003 remain subject to examination in Georgia, Tennessee and at the federal level. The time period is longer than the standard statutory 3-year period due to NOLs from 2003 being available for utilization. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which the NOLs are utilized. Tax years since 2012 remain subject to examination in the United Kingdom and the Netherlands. Tax years since 2013 remain subject to examination in Germany.
Significant management judgment is involved in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Due to uncertainties with respect to the realization of deferred tax assets due to the history of operating losses, a valuation allowance has been established against the net deferred tax asset balance in the U.S. and the Netherlands. The valuation allowance is based on management’s estimates of taxable income in the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, a change in the valuation allowance may be needed, which could materially impact its financial position and results of operations.
At December 31, 2016, the Company had federal NOL carry-forwards of approximately $104,944,000 and state NOL carry-forwards of approximately $83,270,000 available to reduce future taxable income. The Company’s federal NOL carry-forwards remain fully reserved as of March 31, 2017. If not utilized, the federal NOL carry-forwards will expire at various dates between 2029 and 2035 and the state NOL carry-forwards will expire at various dates between 2020 and 2035.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Therefore, any limitation would not have an impact on the statements of operations for the periods presented. The results of the analysis on the impact to the Company’s NOLs will be disclosed at a later date.
As of December 31, 2016, the Company had cumulative book losses in foreign subsidiaries of $92,939,000. The Company has not recorded a deferred tax asset for the excess of tax over book basis in the stock of its foreign subsidiaries. The Company anticipates that its foreign subsidiaries will be profitable and have earnings in the future. Once the foreign subsidiaries do have earnings, the Company intends to indefinitely reinvest in its foreign subsidiaries all undistributed earnings of and original investments in such subsidiaries. As a result, the Company has not recorded a deferred tax liability related to excess of book over tax basis in the stock of its foreign subsidiaries in accordance with ASC 740-30-25.
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
There have been no changes in the methodologies used at March 31, 2017 and December 31, 2016.
The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents (1)	$—	$—	$—	$—
Assets measured at fair value	$—	$—	$—	$—

Liabilities:
Derivative warrant liability (2)	$—	$21	$—	$21
Liabilities measured at fair value	$—	$21	$—	$21

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents (1)	$—	$—	$—	$—
Assets measured at fair value	$—	$—	$—	$—

Liabilities:
Derivative warrant liability (2)	$—	$188	$—	$188
Liabilities measured at fair value	$—	$188	$—	$188

(1)	The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

(2)
The Company uses the Black-Scholes option pricing model and assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. SEGMENT INFORMATION
During the three months ended March 31, 2017 and 2016, two customers within the U.S. segment accounted for 67% and 71%, respectively, of the Company’s consolidated revenues as a result of our sales to large pharmaceutical distributors in the U.S. These two customers within the U.S. segment accounted for approximately 85% and 90% of the Company’s consolidated accounts receivable at March 31, 2017 and December 31, 2016, respectively. The Company’s chief operating decision maker is the Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the business is principally managed and organized based upon geographic and regulatory environment. Each segment is separately managed and is evaluated primarily upon segment loss from operations. Non-cash items including stock-based compensation expense and depreciation and amortization are categorized as Other within the table below.
The following table presents a summary of the Company’s reporting segments for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
	U.S.	International	Other	Consolidated	U.S.	International	Other	Consolidated
	(In thousands)
NET REVENUE	$4,445	$2,173	$—	$6,618	$4,119	$1,682	$—	$5,801
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(448)	(139)	—	(587)	(222)	(156)	—	(378)
GROSS PROFIT	3,997	2,034	—	6,031	3,897	1,526	—	5,423

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,158	741	211	2,110	1,708	1,086	226	3,020
GENERAL AND ADMINISTRATIVE EXPENSES	1,705	918	641	3,264	1,921	714	760	3,395
SALES AND MARKETING EXPENSES	4,045	1,143	314	5,502	5,310	1,489	310	7,109
DEPRECIATION AND AMORTIZATION	—	—	666	666	—	—	689	689
OPERATING EXPENSES	6,908	2,802	1,832	11,542	8,939	3,289	1,985	14,213
SEGMENT LOSS FROM OPERATIONS	(2,911)	(768)	(1,832)	(5,511)	(5,042)	(1,763)	(1,985)	(8,790)
OTHER INCOME AND EXPENSES, NET	—	—	(1,198)	(1,198)	—	—	(2,346)	(2,346)
NET LOSS BEFORE TAXES				$(6,709)				$(11,136)
17. SUBSEQUENT EVENT
As disclosed in Note 8 License Agreements, the Company and pSivida settled their dispute and amended and clarified certain definitions and clauses of the pSivida Agreement on May 3, 2017. The specific terms of the settlement and amendment are described in detail within Note 8 License Agreements.

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
Our only commercial product is ILUVIEN®, which has been developed to treat diabetic macular edema (DME). DME is a disease of the retina that affects individuals with diabetes and can lead to severe vision loss and blindness. ILUVIEN has received marketing authorization in the United States (U.S.), Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and the United Kingdom. In the U.S., ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure (IOP). In the European Economic Area (EEA) countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with DME considered insufficiently responsive to available therapies. As part of the approval process in Europe, we committed to conduct a five-year, post-authorization, open label registry study in 800 patients treated with ILUVIEN. In the fourth quarter of 2016, we requested approval to modify our protocol to cap enrollment in the study due to our post market safety surveillance not showing any unexpected safety signals. Although we have not received formal regulatory approval, the Medicines & Healthcare products Regulatory Agency (MHRA) has agreed to allow us to suspend enrollment, pending approval of our protocol amendment. As of March 31, 2017, 560 patients were enrolled in this study.
We launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013, in the U.S. and Portugal in the first quarter of 2015 and in Austria in the first quarter of 2017.
In addition, we have entered into various agreements under which distributors will provide regulatory, reimbursement or sales and marketing support for future commercialization of ILUVIEN in numerous countries in the Middle East, Italy, Spain, Australia, New Zealand and Canada. In the third quarter of 2016, our Middle East distributor launched ILUVIEN and initiated named patient sales in the United Arab Emirates.
We commenced operations in June 2003. Since our inception we have incurred significant losses. As of March 31, 2017, we have accumulated a deficit of $383.8 million. We expect to continue to incur losses as we:

•	continue the commercialization of ILUVIEN in the U.S. and the EEA;

•	continue to seek regulatory approval of ILUVIEN in other jurisdictions;

•	evaluate the use of ILUVIEN for the treatment of other diseases; and

•	advance the clinical development of any future products or product candidates either currently in our pipeline, or that we may license or acquire in the future.
As of March 31, 2017, we had approximately $26.7 million in cash and cash equivalents.
As a result of the limited revenue generated by ILUVIEN to date, our negative cash flow from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. Our Interim Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. We believe that we have sufficient funds to allow us to become cash flow positive. However, it is possible that we may determine that we may need to raise additional funds in the future in order to support our business in these countries, to expand ILUVIEN into new geographies, to allow us to expand the indication of ILUVIEN, to maintain compliance with our debt covenants or other business development activities. We cannot be sure that additional financing will be available when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders.

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
The pSivida Agreement provides that after commercialization of ILUVIEN, pSivida will be entitled to 20% of our net profits determined on a cash basis, in each country where we sell ILUVIEN directly or through our distributors or sub-distributors and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN, as defined in the pSivida Agreement. In connection with this arrangement we are entitled to recover 20% of commercialization costs of ILUVIEN, as defined in the agreement, incurred prior to product profitability out of pSivida’s share of net profits. As of March 31, 2017 and December 31, 2016, we can reduce future net profit payments to pSivida, as defined in the pSivida Agreement, in the amounts of $24.9 million and $24.5 million, respectively. Due to the uncertainty of future profits from ILUVIEN, we have fully reserved these amounts in the accompanying consolidated financial statements.
In the second quarter of 2016, pSivida disputed portions of our claimed commercialization costs for the year ended December 31, 2014. On May 3, 2017, we and pSivida settled this dispute and amended and clarified certain definitions and clauses of the pSivida Agreement. As part of this settlement, we and pSivida agreed no additional amounts would be due for the years ended December 31, 2014, 2015 and 2016 and no audits will take place related to the amounts reported for the years ended December 31, 2015 and 2016. As a result of this settlement and amendment, the amount available for the reduction of future net profit payments was reduced from $25.8 million to $24.5 million as of December 31, 2016. Since these amounts are fully reserved, there was no impact to our statements of operations for any period as a result of this settlement and amendment.
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
The Consolidated Group also agreed to customary affirmative and negative covenants, including, without limitation, covenants relating to minimum liquidity, minimum trailing six-month net revenue and adjusted EBITDA, and events of default in connection with these arrangements. The occurrence of an event of default could result in the acceleration of Limited’s obligations under the Term Loan Agreement, as amended by the Fourth Loan Amendment and an increase to the applicable interest rate, and would permit Hercules to exercise remedies with respect to the collateral under the Term Loan Agreement, as amended by the Fourth Loan Amendment. In the event that we maintain $35.0 million in liquidity, including cash and eligible accounts receivable, at the end of the month and have not been and are not in breach of the amended debt facility, the six-month trailing revenue covenant is effectively waived for such month. As of March 31, 2017, we were in compliance with our debt covenants.
General Discussion of the Term Loan Agreement
Pursuant to the Term Loan Agreement, Limited’s obligations to Hercules are secured by a first-priority security interest in substantially all of Limited’s assets, excluding intellectual property. Hercules does, however, maintain a negative pledge on Limited’s intellectual property requiring Hercules’ consent prior to the sale of such intellectual property. We and certain of our other subsidiaries are guarantors of the obligations of Limited to Hercules under the Term Loan Agreement pursuant to separate guaranty agreements between Hercules and each of Limited and such subsidiaries (Guaranties). Pursuant to the Guaranties, we and our subsidiaries granted Hercules a first-priority security interest in substantially all of their respective assets excluding intellectual property. The Term Loan Agreement also places limitations on our ability to declare or pay any dividend or distribution on any shares of capital stock.
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
Fair Value of Debt
The weighted average interest rates of our notes payable approximate the rate at which we could obtain alternative financing and the fair value of the warrants that were issued in connection with our notes payable are immaterial. Therefore, the carrying amount of the notes approximated their fair value at March 31, 2017 and December 31, 2016.

Financial Operations Overview

	Three Months Ended March 31,
	2017	2016
	(In thousands)
NET REVENUE	$6,618	$5,801
GROSS PROFIT	6,031	5,423
OPERATING EXPENSES	11,542	14,213
NET LOSS FROM OPERATIONS	(5,511)	(8,790)
NET LOSS	(6,735)	(11,145)
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
Net revenue increased by approximately $800,000, or 14%, to approximately $6.6 million for the three months ended March 31, 2017. The increase was primarily attributable to increased sales volume in the U.S. and all the markets in Europe offset by changes in exchange rates of the Euro and the British pound sterling.
Operating Expenses
Operating expenses decreased by approximately $2.7 million, or 19%, to approximately $11.5 million for the three months ended March 31, 2017, primarily as a result of decreases in sales and marketing expenses of approximately $1.6 million and in research, development and medical affairs expenses of approximately $860,000.
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

•	costs incurred with third parties related to the establishment of a commercially viable manufacturing process for products or product candidates;

•	costs related to production of clinical materials, including fees paid to contract manufacturers;

•	costs related to post marketing authorization studies;

•	consulting fees paid to third-parties involved in research, development and medical affairs activities; and

•	costs related to stock options or other stock-based compensation granted to personnel in research, development and medical affairs functions.

We expense both internal and external development costs as they are incurred.
Currently, our research, development and medical affairs expenses are primarily focused on activities that support ILUVIEN. Until we reach profitability, if at all, we do not expect to change the focus of these activities. However, once we reach profitability we expect that a large percentage of our research, development and medical affairs expenses in the future will be incurred in support of our current and future technical, preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in terms of both their timing and total cost to completion. Assuming we reach profitability, we expect to continue to develop stable formulations of ILUVIEN or any future products or product candidates, test such formulations in preclinical studies for toxicology, safety and efficacy and to conduct clinical trials for each future product candidate. We anticipate funding these clinical trials ourselves, but we may engage collaboration partners at certain stages of clinical development. As we obtain results from these clinical trials, we may elect to discontinue or delay them for certain products or product candidates or programs in order to focus our resources on more promising products or product candidates or programs. Completion of these clinical trials by us or our future collaborators may take several years or more, the length of time generally varying with the type, complexity, novelty and intended use of a product candidate.
Our only commercial product is ILUVIEN, which has received marketing authorization in the U.S., Austria, Belgium, the Czech Republic, Denmark, Finland, Germany, France, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and the United Kingdom. In the U.S., ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in IOP. In the EEA countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. ILUVIEN has not been approved in any jurisdiction other than as set forth above. In order to grant marketing approval, a health authority such as the FDA or foreign regulatory agencies must conclude that clinical and preclinical data establish the safety and efficacy of ILUVIEN or any future products or product candidates with an appropriate benefit to risk profile relevant to a particular indication and that the product can be manufactured under current Good Manufacturing Practice in a reproducible manner to deliver the product’s intended performance in terms of its stability, quality, purity and potency. Until our submissions are reviewed by health authorities, there is no way to predict the outcome of their review. Even if the clinical studies meet their predetermined primary endpoints and a registration dossier is accepted for filing, a health authority could still determine that an appropriate benefit to risk relationship does not exist for the indication that we are seeking. We cannot forecast with any degree of certainty whether ILUVIEN or any future products or product candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our development projects or when and to what extent we will receive cash inflows from the commercialization and sale of an approved product candidate.
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
We launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013, in the U.S. and Portugal in the first quarter of 2015 and in Austria in the first quarter of 2017.
We have a European marketing and sales team, including local management and sales teams in France, Germany, Portugal and the United Kingdom, totaling 22 persons as of March 31, 2017. We also have a U.S. marketing and field force, including sales personnel, reimbursement specialists and payor relations directors, totaling 39 persons as of March 31, 2017.
In the fourth quarter of 2016, after unsuccessfully negotiating with the French government to obtain an appropriate price, we decided to close operations in France. We expect the closing of operations to be completed in 2017. We are continuing to evaluate our options to enter the French market, including potential distributor relationships.

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
Results of Operations - Segment Review
The following selected unaudited financial and operating data are derived from our interim financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements. The results and discussions that follow are reflective of how our executive management monitors the performance of our reporting segments. Our chief operating decision maker is our Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the business is principally managed and organized based upon geographic and regulatory environment. Each segment is separately managed and is evaluated primarily upon segment loss from operations. The tables below exclude non-cash items including stock-based compensation expense and depreciation and amortization.
U.S. Segment

	Three Months Ended March 31,
	2017	2016
	(In thousands)
NET REVENUE	$4,445	$4,119
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(448)	(222)
GROSS PROFIT	3,997	3,897

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,158	1,708
GENERAL AND ADMINISTRATIVE EXPENSES	1,705	1,921
SALES AND MARKETING EXPENSES	4,045	5,310
DEPRECIATION AND AMORTIZATION	—	—
OPERATING EXPENSES	6,908	8,939
SEGMENT LOSS FROM OPERATIONS	$(2,911)	$(5,042)
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Net Revenue. Net revenue increased by approximately $300,000, or 7%, to approximately $4.4 million for the three months ended March 31, 2017 compared to approximately $4.1 million for the three months ended March 31, 2016. The increase was primarily attributable to an increase in end user unit demand of 34% offset by fluctuations in the timing of orders by our two U.S. distributors.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by approximately $230,000, or 105%, to approximately $450,000 for the three months ended March 31, 2017 compared to approximately $220,000 for the three months ended March 31, 2016, primarily as a result of an increase in net profit amounts owed to pSivida, as defined in the pSivida Agreement, for the three months ended March 31, 2017.
Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $500,000, or 29%, to approximately $1.2 million for the three months ended March 31, 2017 compared to approximately $1.7 million for the three months ended March 31, 2016. The decrease was primarily attributable to decreases of $210,000 in personnel costs and $110,000 in FDA registration costs.

General and administrative expenses. General and administrative expenses decreased by approximately $200,000, or 11%, to approximately $1.7 million for the three months ended March 31, 2017 compared to approximately $1.9 million for the three months ended March 31, 2016. The decrease was primarily attributable to decreases in bonus expense as we granted restricted stock unit awards to our non-field personnel in lieu of a cash bonus program in 2017.
Sales and Marketing expenses. Sales and marketing expenses decreased by approximately $1.3 million, or 25%, to approximately $4.0 million for the three months ended March 31, 2017 compared to approximately $5.3 million for the three months ended March 31, 2016. The decrease was primarily attributable to decreases of $760,000 for personnel costs, $310,000 in marketing cost and $140,000 in travel and entertainment costs in connection with the cost savings program we implemented in late 2016.
International Segment

	Three Months Ended March 31,
	2017	2016
	(In thousands)
NET REVENUE	$2,173	$1,682
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(139)	(156)
GROSS PROFIT	2,034	1,526

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	741	1,086
GENERAL AND ADMINISTRATIVE EXPENSES	918	714
SALES AND MARKETING EXPENSES	1,143	1,489
DEPRECIATION AND AMORTIZATION	—	—
OPERATING EXPENSES	2,802	3,289
SEGMENT LOSS FROM OPERATIONS	$(768)	$(1,763)
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Net Revenue. Net revenue increased by approximately $500,000, or 29%, to approximately $2.2 million for the three months ended March 31, 2017 compared to approximately $1.7 million for the three months ended March 31, 2016. The increase was primarily attributable to increased sales volume in all the markets in Europe offset by changes in exchange rates of the Euro and the British pound sterling.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization decreased by approximately $20,000, or 13%, to approximately $140,000 for the three months ended March 31, 2017 compared to approximately $160,000 for the three months ended March 31, 2016. During the three months ended March 31, 2016 we reserved $50,000 for potentially expiring inventory, offset by increases in our supplier costs and increased sales volume during the three months ended March 31, 2017.
Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $360,000, or 33%, to approximately $740,000 for the three months ended March 31, 2017 compared to approximately $1.1 million for the three months ended March 31, 2016. The decrease was primarily attributable to decreases of $210,000 in costs associated with our five-year, post-authorization, open label registry study.
General and administrative expenses. General and administrative expenses increased by approximately $200,000, or 28%, to approximately $920,000 for the three months ended March 31, 2017 compared to approximately $720,000 for the three months ended March 31, 2016.
Sales and Marketing expenses. Sales and marketing expenses decreased by approximately $400,000, or 27%, to approximately $1.1 million for the three months ended March 31, 2017 compared to approximately $1.5 million for the three months ended March 31, 2016. The decrease was primarily attributable to decreases of $250,000 in market access costs in the United Kingdom and Germany and $120,000 in personnel costs.

Consolidated other income and expense
The following selected unaudited financial and operating data are derived from our consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our interim condensed consolidated financial statements.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
NET LOSS FROM OPERATIONS	$(5,511)	$(8,790)

INTEREST EXPENSE, NET AND OTHER	(1,337)	(1,335)
UNREALIZED FOREIGN CURRENCY (LOSS) GAIN, NET	(28)	34
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	167	1,519
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	(2,564)
NET LOSS BEFORE TAXES	(6,709)	(11,136)
PROVISION FOR TAXES	(26)	(9)
NET LOSS	$(6,735)	$(11,145)
Interest expense, net and other.
Interest expense, net and other was approximately $1.3 million for the three months ended March 31, 2017 and 2016. Interest incurred in both periods was related to the 2014 Term Loan and related amendments with Hercules.
Unrealized foreign currency loss, net.
We recorded a non-cash unrealized foreign currency loss of approximately $30,000 for the three months ended March 31, 2017 compared to a gain of approximately $30,000 for the three months ended March 31, 2016. The unrealized foreign currency loss and gain were primarily attributable to the changing values of the Euro and the British pound sterling during the three months ended March 31, 2017 and 2016.
Change in fair value of derivative warrant liability.
A decrease in the fair value of our derivative warrant liability resulted in a non-cash gains of approximately $170,000 and $1.5 million for the three months ended March 31, 2017 and 2016, respectively. The change in fair value was primarily attributable to decreases in the fair market value of our underlying common stock during both the three-month periods ended March 31, 2017 and 2016 and the decreasing time remaining to exercise the warrants.
Loss on early extinguishment of debt.
We recorded a loss on early extinguishment of debt of approximately $2.6 million for the three months ended March 31, 2016, as a result of the Second Loan Amendment to our 2014 Term Loan with Hercules.

Liquidity and Capital Resources
To date, we have incurred negative cash flow from operations and have accumulated a deficit of $383.8 million from our inception through March 31, 2017.
As of March 31, 2017, we had approximately $26.7 million in cash and cash equivalents.
We launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013, in the U.S. and Portugal in the first quarter of 2015 and in Austria in the first quarter of 2017.
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
The Term Loan Agreement requires that we maintain at least $25.0 million in liquid assets, with a minimum of $12.5 million in cash. Additionally, in any month in which we have $35.0 million in liquidity, including cash and eligible accounts receivable, the revenue and adjusted EBITDA covenants requirement will be waived.
As a result of the limited revenue generated by ILUVIEN to date, our negative cash flow from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. Our Interim Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. We believe that we have sufficient funds to allow us to become cash flow positive in the countries in which we sell ILUVIEN. However, in order to meet the Company’s working capital needs through the next twelve months and maintain compliance with its debt covenants, the Company may need to raise additional debt or equity financing.
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
For the three months ended March 31, 2017, cash used by our operations of $4.2 million was primarily due to our net loss of $6.7 million offset by non-cash items, including $1.2 million of stock-based compensation expense, $670,000 for depreciation and amortization and $340,000 for non-cash interest expense associated with our debt discount. Further offsetting cash used in operations was a decrease in accounts receivable of approximately $3.1 million, offset by a decrease in accounts payable, accrued expenses and other current liabilities of approximately $2.2 million and an increase in inventory of approximately $360,000. Accounts receivable decreased primarily due to lower sales volume in the U.S. in the first quarter of 2017 compared to the fourth quarter of 2016. Accounts payable, accrued expenses and other current liabilities decreased primarily due to decreases of approximately $1.0 million of general accounts payable as our operating expenses during the three months ended March 31, 2017 were significantly reduced compared to the three months ended December 31, 2016 as a result of a cost savings program we implemented in late 2016, $740,000 of accrued 2016 bonuses and commissions that were paid in the first quarter of 2017 and $460,000 of accrued rebate, chargeback and other revenue reserves.
For the three months ended March 31, 2016, cash used by our operations of $6.7 million was primarily due to our net loss of $11.1 million and a non-cash gain of $1.5 million for the change in our derivative warrant liability offset by non-cash items, including $2.6 million loss on early debt extinguishment, $1.3 million of stock-based compensation expense, $690,000 for depreciation and amortization and $340,000 for non-cash interest expense associated with our debt discount. Further decreasing cash used in operations were decreases in accounts receivable of approximately $760,000 and in inventory of approximately $160,000 and an increase in accounts payable, accrued expenses and other current liabilities of approximately $180,000. Accounts receivable decreased primarily due to collections in the U.S. and Portugal.
For the three months ended March 31, 2017, net cash used in our investing activities was approximately $60,000, which was due to the purchase of property and equipment, primarily the purchase of software that our sales force will use in the field.

For the three months ended March 31, 2016, net cash used in our investing activities was approximately $80,000, which was due to the purchase of property and equipment, primarily the purchase of accounts payable software and leasehold improvements.
For the three months ended March 31, 2017, net cash used in our financing activities was approximately $40,000 due to payments on capital leases.
For the three months ended March 31, 2016, net cash used in our financing activities was approximately $470,000 due to the payment of debt issuance costs of approximately $350,000 associated with the second amendment of our Hercules Term Loan Agreement and approximately $60,000 in payments on capital leases.
Contractual Obligations and Commitments
There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 3, 2017.
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
Adoption of New Accounting Standards
In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The adoption of this guidance did not have a material impact on our financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The adoption of this guidance did not have a material impact on our financial statements.
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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires all leases with durations greater than twelve months to be recognized on the balance sheet and is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted. We are currently in the process of evaluating the impact of the adoption on our financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Liquidity
See the “Liquidity and Capital Resources” section of this Quarterly Report on Form 10-Q for additional discussion of liquidity and related risks.
Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our loan agreement with Hercules. We do not believe we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $88,000 increase in interest expense for the three months ended March 31, 2017.
Credit Quality Risk
We are subject to credit risk in connection with accounts receivable from our product sales of ILUVIEN. We have contractual payment terms with each of our customers and we monitor our customers’ financial performance and credit worthiness so that we can properly assess and respond to any changes in their credit profile. During the three months ended March 31, 2017 and 2016, we did not recognize any charges for write-offs of accounts receivable. As of March 31, 2017 and December 31, 2016, two U.S.-based distributors accounted for 85% and 90%, respectively, of our accounts receivable balances.
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

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In the operative complaint, Cantor Fitzgerald alleges breach of a letter agreement pursuant to which we had engaged Cantor Fitzgerald to assist us in obtaining bank or loan financing. Cantor Fitzgerald alleges that our agreement in October 2016 with Hercules Capital, Inc. (Hercules) to restructure and amend our existing $35.0 million debt facility with Hercules and to secure an additional $10.0 million in debt financing requires the payment to Cantor Fitzgerald of an advisory fee of 2% of $45 million, or $900,000, plus expenses of $24,890. Cantor Fitzgerald seeks compensatory and punitive damages, pre- and post-judgment interest, plus attorneys’ fees and costs.
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
ITEM 1A. Risk Factors
In our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 3, 2017, we identify under Item 1A of Part I important factors which could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. There have been no material changes in our risk factors subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. However, the risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

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

ALIMERA SCIENCES, INC.

May 11, 2017	By:	/s/ C. Daniel Myers
C. Daniel Myers
Chief Executive Officer
(Principal Executive Officer)

May 11, 2017	By:	/s/ Richard S. Eiswirth, Jr.
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