Form 10-Q
period 2017-06-30
ALIMERA SCIENCES INC
filed 2017-08-10
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a)(2)(B) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2017 there were 69,050,604 shares of the registrant’s Common Stock issued and outstanding.

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
We encourage you to read the discussion and analysis of our financial condition and our unaudited interim condensed consolidated financial statements contained in this report. We also encourage you to read Item 1A of Part II of this Quarterly Report on Form 10-Q entitled “Risk Factors” and Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above, other unknown or unpredictable factors also could affect our results. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

PART I. FINANCIAL INFORMATION
ITEM 1. Interim Condensed Consolidated Financial Statements (unaudited)
ALIMERA SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$26,882	$30,979
Restricted cash	33	31
Accounts receivable, net	13,648	13,839
Prepaid expenses and other current assets	2,574	2,107
Inventory, net (Note 5)	1,143	446
Total current assets	44,280	47,402
NON-CURRENT ASSETS:
Property and equipment, net	1,477	1,787
Intangible asset, net (Note 6)	19,642	20,604
Deferred tax asset	474	436
TOTAL ASSETS	$65,873	$70,229
CURRENT LIABILITIES:
Accounts payable	$5,711	$4,986
Accrued expenses (Note 7)	3,729	3,758
Derivative warrant liability	—	188
Capital lease obligations	137	191
Total current liabilities	9,577	9,123
NON-CURRENT LIABILITIES:
Note payable (Note 9)	33,689	33,084
Capital lease obligations — less current portion	132	274
Other non-current liabilities	773	2,162
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value — 10,000,000 shares authorized at June 30, 2017 and December 31, 2016:
Series A Convertible Preferred Stock, 1,300,000 authorized and 600,000 issued and outstanding at June 30, 2017 and December 31, 2016; liquidation preference of $24,000 at June 30, 2017 and December 31, 2016	19,227	19,227
Series B Convertible Preferred Stock, 8,417 authorized and 8,416.251 issued and outstanding at June 30, 2017 and December 31, 2016; liquidation preference of $50,750 at June 30, 2017 and December 31, 2016	49,568	49,568
Common stock, $.01 par value — 150,000,000 shares authorized, 67,042,349 shares issued and outstanding at June 30, 2017 and 64,862,904 shares issued and outstanding at December 31, 2016	670	649
Additional paid-in capital	336,093	330,781
Common stock warrants	3,707	3,707
Accumulated deficit	(386,566)	(377,074)
Accumulated other comprehensive loss	(997)	(1,272)
TOTAL STOCKHOLDERS’ EQUITY	21,702	25,586
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,873	$70,229
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except share and per share data)
NET REVENUE	$10,368	$9,557	$16,986	$15,358
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(769)	(556)	(1,356)	(934)
GROSS PROFIT	9,599	9,001	15,630	14,424

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,238	3,205	4,348	6,225
GENERAL AND ADMINISTRATIVE EXPENSES	3,012	4,039	6,276	7,434
SALES AND MARKETING EXPENSES	5,060	7,510	10,562	14,619
DEPRECIATION AND AMORTIZATION	667	696	1,333	1,385
OPERATING EXPENSES	10,977	15,450	22,519	29,663
NET LOSS FROM OPERATIONS	(1,378)	(6,449)	(6,889)	(15,239)

INTEREST EXPENSE, NET AND OTHER	(1,384)	(1,177)	(2,721)	(2,512)
UNREALIZED FOREIGN CURRENCY GAIN (LOSS), NET	28	(14)	—	20
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	21	824	188	2,343
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	—	(2,564)
NET LOSS BEFORE TAXES	(2,713)	(6,816)	(9,422)	(17,952)
PROVISION FOR TAXES	(44)	(42)	(70)	(51)
NET LOSS	$(2,757)	$(6,858)	$(9,492)	$(18,003)
NET LOSS PER SHARE — Basic and diluted	$(0.04)	$(0.15)	$(0.15)	$(0.40)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	65,485,106	45,088,072	65,175,724	45,046,952
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
NET LOSS	$(2,757)	$(6,858)	$(9,492)	$(18,003)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	226	(70)	275	(288)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	226	(70)	275	(288)
COMPREHENSIVE LOSS	$(2,531)	$(6,928)	$(9,217)	$(18,291)

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	Six Months Ended June 30,
	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,492)	$(18,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,333	1,385
Inventory reserve	34	50
Unrealized foreign currency transaction gain	—	(20)
Loss on early extinguishment of debt	—	2,564
Amortization of debt discount	693	517
Stock-based compensation expense	2,400	2,619
Change in fair value of derivative warrant liability	(188)	(2,343)
Changes in assets and liabilities:
Accounts receivable	337	(3,456)
Prepaid expenses and other current assets	(390)	(652)
Inventory	(719)	301
Accounts payable	572	264
Accrued expenses and other current liabilities	(216)	2,604
Other long-term liabilities	(1,357)	(26)
Net cash used in operating activities	(6,993)	(14,196)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(167)	(116)
Net cash used in investing activities	(167)	(116)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	88
Proceeds from sale of common stock	3,042	287
Payment of issuance cost of common stock	(108)	(52)
Payment of debt costs	—	(357)
Changes in restricted cash	2	—
Payment of capital lease obligations	(73)	(124)
Net cash provided by (used in) financing activities	2,863	(158)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	200	22
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,097)	(14,448)
CASH AND CASH EQUIVALENTS — Beginning of period	30,979	31,075
CASH AND CASH EQUIVALENTS — End of period	$26,882	$16,627
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,013	$2,006
Cash paid for income taxes	$55	$263
Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$—	$56
Proceeds receivable from sale of common stock	$—	$172
Common stock issuance costs accrued but unpaid	$—	$32
Note payable end of term payment accrued but unpaid	$1,400	$1,400
There were no dividend payments made during the six months ended June 30, 2017 and 2016.
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
As part of the approval process in the EEA, the Company committed to conduct a five-year, post-authorization, open label registry study in 800 patients treated with ILUVIEN per the labeled indication. In the fourth quarter of 2016, the Company requested approval to modify its protocol to cap enrollment in the study due to its post market safety surveillance not showing any unexpected safety signals. The Company received regulatory approval from the Medicines & Healthcare products Regulatory Agency (MHRA) in July 2017. As of June 30, 2017, 562 patients were enrolled in this study.
The Company launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013, in the U.S. and Portugal in the first quarter of 2015.
In addition, the Company has entered into various agreements under which distributors will provide regulatory, reimbursement or sales and marketing support for future commercialization of ILUVIEN in numerous countries in the Middle East, Italy, Spain, Australia, New Zealand and Canada. As of June 30, 2017, the Company has recognized sales of ILUVIEN to our distributors in the Middle East, Italy and Spain.
In July 2017, the Company amended its license with pSivida US, Inc. (pSivida) for the technology underlying ILUVIEN to include the treatment of non-infectious posterior uveitis (NIPU) in Europe, the Middle East and Africa (see Note 8). NIPU is an inflammatory disease of the uveal tract, which is comprised of the iris, ciliary body and choroid, that can lead to severe vision loss and blindness. The Company plans to file an application for a new indication for ILUVIEN for NIPU in the 17 EEA countries where ILUVIEN is currently approved for the treatment of DME.

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
The Interim Financial Statements and related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016 and related notes included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 3, 2017. The financial results for any interim period are not necessarily indicative of the expected financial results for the full year.
Modification of Segment Footnote
The Company modified its segment footnote for the three and six months ended June 30, 2016 for an immaterial change and removed, within the segment footnote, certain non-cash expenses including $1,323,000 of stock-based compensation expense and $696,000 of depreciation and amortization from the Company’s U.S. and International segments for the three months ended June 30, 2016 and $2,619,000 of stock-based compensation expense and $1,385,000 of depreciation and amortization from the Company’s U.S. and International segments for the six months ended June 30, 2016. These amounts are appropriately classified as Other within the segment footnote of these Interim Financial Statements. Additionally, in the Company’s Annual Report on Form 10-K filing for the year ended December 31, 2016, the Company disclosed that the Company’s chief operating decision maker separately managed and evaluated each segment primarily upon net loss from operations. The modification made in these financial statements clarifies that the chief operating decision maker manages and evaluates each segment based on net loss from operations adjusted for certain non-cash items, such as stock-based compensation expense and depreciation and amortization.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016.
Research and Development Expenses
Research and development expenses were $3,000 and $541,000 for the three months ended June 30, 2017 and 2016, respectively. Research and development expenses were $354,000 and $1,102,000 for the six months ended June 30, 2017 and 2016, respectively. These research and development expenses do not include medical affairs expenses.
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
Accounting Standards Issued but Not Yet Effective
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as subsequently amended. ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017 for public entities, with early adoption permitted in the annual reporting period beginning after December 15, 2016. The Company has evaluated the variable consideration provisions of the new guidance and does not believe there will be a material impact on the Company’s recognition of revenues. The Company anticipates adopting the new revenue standard using the modified retrospective transition method.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect the impact of the adoption to have a material effect on its financial statements.
4. GOING CONCERN
The accompanying Interim Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Interim Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.
To date, the Company has incurred recurring losses, negative cash flow from operations and has accumulated a deficit of $386,566,000 from inception through June 30, 2017. As of June 30, 2017, the Company had approximately $26,882,000 in cash and cash equivalents. The Company’s ability to achieve profitability and positive cash flow is dependent upon its ability to increase revenue and contain its expenses. Further, the Company must maintain compliance with the debt covenants of its debt agreement (see Note 9). During the six months ended June 30, 2017, the Company raised $3,001,000 of additional equity, and subsequent to June 30, 2017 the Company raised $3,000,000 of additional equity via the Company’s at-the-market offering facility in order to raise additional funds for operations and ensure compliance with its debt covenants. The Company does not plan to sell additional shares via the at-the-market offering, which expires on August 13, 2017 (see Notes 12 and 17). In management’s opinion, the uncertainty regarding future revenues raises doubt about the Company’s ability to continue as a going concern without access to alternate or additional debt or equity financing, over the course of the next twelve months.
In order to meet the Company’s working capital needs through the next twelve months and maintain compliance with its debt covenants, the Company may need to raise alternate or additional debt or equity financing. The Company implemented a cost savings program in late 2016 that the Company believes will help decrease cash burn over the next twelve months. While the Company has historically been able to raise additional capital through issuance of equity and/or debt financing, and while the Company has a plan in place to reduce spending in order to satisfy its obligations due within one year from the date of issuance of these financial statements, there can be no guarantees on the Company’s ability to maintain debt compliance, raise additional equity, or successfully implement its cost reduction plans. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern within one year after these financial statements are issued.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. INVENTORY
Inventory consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Component parts (1)	$455	$115
Work-in-process (2)	480	18
Finished goods	208	353
Total inventory	1,143	486
Inventory reserve	—	(40)
Inventory — net	$1,143	$446
(1) Component parts inventory consists of manufactured components of the ILUVIEN applicator.
(2) Work-in-process primarily consists of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing or stability testing as required by regulatory authorities in Europe and the U.S.
6. INTANGIBLE ASSET
As a result of the U.S. Food and Drug Administration’s (FDA) approval of the New Drug Application (NDA) for ILUVIEN in September 2014, the Company was required to pay pSivida a milestone payment of $25,000,000 (the pSivida Milestone Payment) in October 2014 (see Note 8). The Company had no intangible assets prior to September 2014.
The gross carrying amount of the intangible asset is $25,000,000, which is being amortized over approximately 13 years from the payment date. The amortization expense related to the intangible asset was $484,000 for the three months ended June 30, 2017 and 2016, respectively. The amortization expense related to the intangible asset was $962,000 and $967,000 for the six months ended June 30, 2017 and 2016, respectively. The net book value of the intangible asset was $19,642,000 and $20,604,000 as of June 30, 2017 and December 31, 2016, respectively.
The estimated future amortization expense as of June 30, 2017 for the remaining periods in the next five years and thereafter is as follows:

Years Ending December 31	(In thousands)
2017	$978
2018	1,940
2019	1,940
2020	1,946
2021	1,940
Thereafter	10,898
Total	$19,642

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Accrued clinical investigator expenses	$765	$1,122
Accrued compensation expenses	494	1,020
Accrued rebate, chargeback and other revenue reserves	374	809
Accrued End of Term Payment (Note 9)	1,400	—
Other accrued expenses	696	807
Total accrued expenses	$3,729	$3,758
8. LICENSE AGREEMENTS
pSivida Agreement
The Company entered into an agreement with pSivida for the use of fluocinolone acetonide (FAc) in pSivida’s proprietary delivery device in February 2005, which was subsequently amended a number of times (as amended, the pSivida Agreement). The pSivida Agreement provides the Company with a worldwide exclusive license to utilize certain underlying technology used in the development and commercialization of ILUVIEN.
2008 Amended and Restated Collaboration Agreement
Pursuant to the payment terms of the 2008 Amended and Restated Agreement (the 2008 Agreement), the Company was required to share 20% of the net profits of ILUVIEN, determined on a cash basis and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN, as defined by the 2008 Agreement. In connection with the 2008 Agreement, the Company was entitled to recover 20% of commercial losses associated with ILUVIEN, as defined in the pSivida Agreement, that could be offset in any future quarter out of payments of pSivida’s share of net profits (the Future Offset). As of December 31, 2016, the total Future Offsets available to reduce future net profit payments to pSivida, as defined in the 2008 Agreement, was $24,475,000. In connection with the New Collaboration Agreement discussed below, the Company and pSivida agreed to cap the Future Offset amount at June 30, 2017 to $25,000,000. Due to the uncertainty of future net profits as of June 30, 2017 and December 31, 2016, the Company fully reserved these Future Offset amounts in the Interim Financial Statements.
May 2017 Amendment
In the second quarter of 2016, pSivida disputed portions of the Company’s claimed commercialization costs for the year ended December 31, 2014. On May 3, 2017, the Company and pSivida settled this dispute and amended and clarified certain definitions and clauses of the 2008 Agreement. As part of this settlement, the Company and pSivida agreed no additional amounts would be due for the year ended December 31, 2014 and effectively no audits would occur for the years ended December 31, 2015 and 2016. As a result of this settlement and amendment, Future Offsets was reduced from $25,828,000 to $24,475,000 as of December 31, 2016. Since these amounts were fully reserved, there was no impact on the statements of operations for any period as a result of this settlement and amendment.
New Collaboration Agreement - Second Amended and Restated Collaboration Agreement
On July 10, 2017, the Company and pSivida entered into a Second Amended and Restated Collaboration Agreement (the New Collaboration Agreement), which amends and restates the pSivida Agreement.
Prior to entering into the New Collaboration Agreement, the Company held the worldwide license from pSivida for the use of FAc in pSivida’s proprietary delivery device for the treatment of all ocular diseases other than uveitis. The New Collaboration Agreement expands the license to include uveitis in Europe, the Middle East and Africa and allows the Company to also pursue an indication for posterior uveitis for ILUVIEN in those territories.
The New Collaboration Agreement converts the Company’s obligation to share 20% of its net profits to a royalty payable on global net revenues of ILUVIEN. The Company will begin paying a 2% royalty on net revenues and other related consideration to pSivida beginning effective July 1, 2017. This royalty amount will increase to 6% upon the earliest of January

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1, 2019, the receipt of the first marketing approval for ILUVIEN for the treatment of posterior uveitis, or one year from the Company’s filing of a marketing authorization application in the EU for posterior uveitis. The Company will pay an additional 2% royalty on global net revenues and other related consideration in excess of $75,000,000 in any year.
The New Collaboration Agreement did not require an upfront cash payment by the Company. In connection with the New Collaboration Agreement, the Company agreed to forgive $10,000,000 of the Future Offset. Following the signing of the New Collaboration Agreement, the Company retains a right to recover an additional $15,000,000 of the Future Offset. The Company will be able to recover this additional $15,000,000 as a reduction of future royalties as follows:

•
In the first two years following the increase in royalty amount to 6%, the royalty will be reduced to 4% for net revenues and other related consideration up to $75,000,000 annually and 5% for net revenues and other related consideration in excess of $75,000,000 on an annual basis; and

•
Beginning with the third year following the increase in royalty amount to 6%, the royalty will be reduced to 5.2% for net revenues and other related consideration up to $75,000,000 annually and to 6.8% for net revenues and other related consideration in excess of $75,000,000 on an annual basis.

The Company will forgive an additional $5,000,000 of the Future Offsets upon the earlier of the approval of ILUVIEN for posterior uveitis in any EU country or January 1, 2020, unless certain conditions under the New Collaboration Agreement are not met. If the amounts recoverable by the Company associated with the Future Offsets are less than $5,000,000 at that time, the Company will pay pSivida the difference in cash.
General Discussion of pSivida Agreement
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. LOAN AGREEMENTS
Hercules Loan Agreement
2014 Loan Agreement
In April 2014, Alimera Sciences Limited (Limited), a subsidiary of the Company, entered into a loan and security agreement (2014 Loan Agreement) with Hercules Capital, Inc. (Hercules) providing for a term loan of up to $35,000,000 (2014 Term Loan), which Limited and Hercules amended in November 2015 (the First Loan Amendment), March 2016 (the Second Loan Amendment), May 2016 (the Third Loan Amendment), October 2016 (the Fourth Loan Amendment) and May 2017 (the Fifth Loan Amendment and, collectively with the 2014 Loan Agreement, the First Loan Amendment, the Second Loan Amendment, the Third Loan Amendment and the Fourth Loan Amendment, the Term Loan Agreement). Under the 2014 Loan Agreement, Hercules made an advance in the initial principal amount of $10,000,000 to Limited at closing to provide Limited with additional working capital for general corporate purposes and to repay a 2013 term loan with Silicon Valley Bank. Hercules made an additional advance of $25,000,000 to Limited in September 2014, following the approval of ILUVIEN by the FDA to fund the pSivida Milestone Payment. The 2014 Loan Agreement provided for interest only payments through November 2015. Interest on the 2014 Term Loan accrued at a floating per annum rate equal to the greater of (i) 10.90%, or (ii) the sum of (A) 7.65%, plus (B) the prime rate. Following the interest only period the 2014 Term Loan was due and payable to Hercules in equal monthly payments of principal and interest through May 1, 2018.
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
In July 2016, Limited obtained a waiver of the requirements of the liquidity covenant (the Waiver) because the Consolidated Group was not in compliance with the liquidity covenant as of June 30, 2016. The Waiver cured the default of the liquidity covenant then existing under the Term Loan Agreement and decreased the liquidity requirement. In addition, the

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Waiver modified the three-month revenue covenant so that it was not measured at July 31, 2016 and reduced the three-month revenue target to be measured at August 31, 2016. Following execution of the Waiver, Limited incurred a weekly ticking fee equal to 0.05% multiplied by the outstanding principal amount through the closing of the Company’s public offering in August 2016 (see Note 12), totaling $65,000. Further, Limited paid Hercules a fee of $350,000 associated with the Waiver.
Fourth Loan Amendment
In October 2016, Limited entered into the Fourth Loan Amendment with Hercules, which further amended certain terms of the Term Loan Agreement. Pursuant to the terms of the Fourth Loan Amendment, Hercules agreed to provide up to an additional $10,000,000 to Limited with (i) the first $5,000,000 available at Limited’s option through June 30, 2017 subject to (A) the Consolidated Group’s achievement of $12,000,000 in trailing three month net product revenue and (B) no event of default having occurred since October 20, 2016 (the Effective Date) and (ii) the second $5,000,000 available at Limited’s option through December 31, 2017 subject to (A) the Consolidated Group’s achievement of $15,000,000 in trailing three month net product revenue, (B) no event of default having occurred since the Effective Date and (C) the prior $5,000,000 having been advanced to Limited (the Additional Advances and, together with the 2014 Term Loan, the Term Loan). The Consolidated Group did not achieve the trailing three month net product revenue threshold prior to June 30, 2017 and as a result the additional $10,000,000 is not available to Limited.
The Fourth Loan Amendment provides for interest only payments through November 30, 2018 (the Interest-Only Period). Pursuant to the Fourth Loan Amendment, interest on the Term Loan accrues at a floating per annum rate equal the greater of (i) 11.0% and (ii) the sum of (A) 11.0% plus (B) the prime rate as reported in The Wall Street Journal, or if not reported, the prime rate most recently reported in The Wall Street Journal, minus 3.5%. In addition to the interest described above, the principal balance of the Term Loan will bear “payment-in kind” interest at the rate of 1.0% (PIK Interest), which PIK Interest will be added to the outstanding principal balance of the Term Loan so as to increase the outstanding principal balance of the Term Loan on each payment date for the Term Loan and which amount will be payable when the aggregate outstanding principal amount of the Term Loan is payable. The Term Loan will be due and payable to Hercules in 24 equal monthly payments of principal and interest following the Interest-Only Period beginning on December 1, 2018 and matures in full on November 1, 2020. The interest rate on the Term Loan Agreement was 11.75% as of June 30, 2017.
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
The Consolidated Group also agreed to customary affirmative and negative covenants, including, without limitation, covenants relating to minimum liquidity, minimum trailing six-month net revenue and adjusted EBITDA and events of default in connection with these arrangements. The occurrence of an event of default could result in the acceleration of Limited’s obligations under the Term Loan Agreement, as amended by the Fourth Loan Amendment and an increase to the applicable interest rate and would permit Hercules to exercise remedies with respect to the collateral under the Term Loan Agreement, as amended by the Fourth Loan Amendment. In the event that the Company maintains $35,000,000 in liquidity, including cash and eligible accounts receivable, at the end of the month and has not been and is not in breach of the amended debt facility, the six-month trailing revenue covenant is waived for such month. As of June 30, 2017, the Company was in compliance with its debt covenants.
Fifth Loan Amendment
In May 2017, Limited entered into the Fifth Loan Amendment with Hercules, which further amended and clarified certain terms of the Term Loan Agreement. The amendment was not material.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Fair Value of Debt
The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing and the fair value of the warrants that were issued in connection with the Company’s notes payable are immaterial. Therefore, the carrying amount of the notes approximated their fair value at June 30, 2017 and December 31, 2016.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Series A convertible preferred stock	9,022,556	9,022,556	9,022,556	9,022,556
Series B convertible preferred stock	8,416,251	8,416,251	8,416,251	8,416,251
Series A convertible preferred stock warrants	4,511,279	4,511,279	4,511,279	4,511,279
Common stock warrants	1,795,663	940,023	1,795,663	940,023
Stock options	11,496,801	10,648,702	11,496,801	10,648,702
Restricted stock units	861,430	—	861,430	—
Total	36,103,980	33,538,811	36,103,980	33,538,811

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
These warrants are considered derivative instruments because the agreements provide for settlement in Series A Convertible Preferred Stock shares or common stock shares at the option of the holder, an adjustment to the warrant exercise price for common shares at some point in the future and contain anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. Therefore, the warrants were recorded as a liability at issuance. The warrant anti-dilution provisions lapsed in September 2014. At June 30, 2017 and December 31, 2016, the fair market value of the warrants was estimated to be approximately $0 and $188,000, respectively. During the three months ended June 30, 2017 and 2016, the Company recorded gains of $21,000 and $824,000, respectively, as a result of the change in fair value of the warrants. During the six months ended June 30, 2017 and 2016, the Company recorded gains of $188,000 and $2,343,000, respectively, as a result of the change in fair value of the warrants. The rights to exercise these warrants expire on October 1, 2017.
In 2014, 6,015,037 shares of common stock were issued pursuant to the conversion of 400,000 shares of Series A Convertible Preferred Stock. As of June 30, 2017, there were 600,000 shares of Series A Convertible Preferred Stock issued and outstanding.

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
12. COMMON STOCK
In September 2014, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen) to offer shares of its common stock from time to time through Cowen for the offer and sale of the shares up to an aggregate offering price of $35,000,000. During the three and six months ended June 30, 2017, the Company sold a total of 2,140,713 shares of its common stock at a weighted average purchase price of $1.40 per share resulting in gross proceeds of $3,001,000, prior to the payment of approximately $108,000 of sales agent discounts and commissions and related issuance costs. During the year ended December 31, 2016, the Company sold a total of 662,779 shares of its common stock at a weighted average purchase price of $1.83 per share, resulting in gross proceeds of $1,211,000, prior to the payment of approximately $62,000 of sales agent discounts and commissions and related issuance costs. Proceeds from the offering were used for general corporate and working capital purposes. As of June 30, 2017, the Company can sell up to approximately $18,503,000 of its common stock under the terms of the sales agreement with Cowen. Subsequent to June 30, 2017 the Company sold additional shares via the Company’s at-the-market offering facility (see Note 17). The Company does not plan to sell additional shares under the sales agreement, which expires on August 13, 2017.
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
During the three and six months ended June 30, 2017 and 2016, 38,732 and 41,413 shares of the Company’s common stock were acquired through its employee stock purchase plan resulting in proceeds of $41,000 and $78,000, respectively.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. STOCK INCENTIVE PLANS
Stock Option Plans
During the three months ended June 30, 2017 and 2016, the Company recorded compensation expense related to stock options of approximately $1,007,000 and $1,304,000, respectively. During the six months ended June 30, 2017 and 2016, the Company recorded compensation expense related to stock options of approximately $1,979,000 and $2,568,000, respectively. As of June 30, 2017, the total unrecognized compensation cost related to non-vested stock options granted was $6,980,000 and is expected to be recognized over a weighted average period of 2.18 years. The following table presents a summary of stock option activity for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	11,696,269	$3.00	10,626,077	$3.32	10,804,412	$3.22	9,475,890	$3.43
Grants	336,300	1.39	192,500	1.59	1,648,800	1.23	1,420,500	2.34
Forfeitures	(535,768)	3.04	(120,647)	2.81	(956,411)	2.93	(198,460)	3.10
Exercises	—	—	(49,228)	1.80	—	—	(49,228)	1.80
Options outstanding at period end	11,496,801	2.96	10,648,702	3.30	11,496,801	2.96	10,648,702	3.30
Options exercisable at period end	7,599,761	3.25	6,739,491	3.28	7,599,761	3.25	6,739,491	3.28
Weighted average per share fair value of options granted during the period	$1.07		$1.19		$0.95		$1.77
The following table provides additional information related to outstanding stock options, exercisable stock options and stock options expected to vest as of June 30, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	11,496,801	$2.96	6.69 years	$282
Exercisable	7,599,761	3.25	5.61 years	28
Outstanding, vested and expected to vest	11,028,468	2.99	6.59 years	240
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan
During the three months ended June 30, 2017 and 2016, the Company recorded compensation expense related to its employee stock purchase plan of approximately $7,000 and $19,000, respectively. During the six months ended June 30, 2017 and 2016, the Company recorded compensation expense related to its employee stock purchase plan of approximately $20,000 and $52,000, respectively.
Restricted Stock Units
During the six months ended June 30, 2017, the Company granted 949,330 restricted stock units (RSUs) to its employees in lieu of a cash bonus program for 2017. As of June 30, 2017, 861,430 RSUs were outstanding. During the three and six months ended June 30, 2017, the Company recorded compensation expense related these RSUs of approximately $219,000 and $401,000, respectively.
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
The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items. The Company’s effective tax rate for the six months ended June 30, 2017 properly excluded tax benefits associated with year-to-date pre-tax losses generated in the U.S. and the Netherlands. Income tax positions are considered for uncertainty in accordance with ASC 740-10. The Company has recorded unrecognized tax benefits related to research and development tax credits. In accordance with ASC 740-10, such attributes are reduced to the amount that is expected to be recognized in the future. The Company has not accrued interest or penalties as no research and development credits have been utilized due to significant net operating losses (NOLs) available. The Company does not expect any decreases to the unrecognized tax benefits within the next twelve months due to any lapses in statute of limitations. Tax years since 2003 remain subject to examination in Georgia, Tennessee and at the federal level. The time period is longer than the standard statutory 3-year period due to NOLs from 2003 being available for utilization. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which the NOLs are utilized. Tax years since 2012 remain subject to examination in the United Kingdom and the Netherlands. Tax years since 2013 remain subject to examination in Germany.
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
At December 31, 2016, the Company had federal NOL carry-forwards of approximately $104,944,000 and state NOL carry-forwards of approximately $83,270,000 available to reduce future taxable income. The Company’s federal NOL carry-forwards remain fully reserved as of June 30, 2017. If not utilized, the federal NOL carry-forwards will expire at various dates between 2029 and 2035 and the state NOL carry-forwards will expire at various dates between 2020 and 2035.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
There have been no changes in the methodologies used at June 30, 2017 and December 31, 2016.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

June 30, 2017
	Level 1	Level 2	Level 3	Total
(In thousands)
Assets:
Cash equivalents (1)	$—	$—	$—	$—
Assets measured at fair value	$—	$—	$—	$—

Liabilities:
Derivative warrant liability (2)	$—	$—	$—	$—
Liabilities measured at fair value	$—	$—	$—	$—

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents (1)	$—	$—	$—	$—
Assets measured at fair value	$—	$—	$—	$—

Liabilities:
Derivative warrant liability (2)	$—	$188	$—	$188
Liabilities measured at fair value	$—	$188	$—	$188

(1)	The carrying amounts approximate fair value due to the short-term maturities of the cash equivalents.

(2)
The Company uses the Black-Scholes option pricing model and assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. SEGMENT INFORMATION
For the three and six months ended June 30, 2017 and 2016, there were only two customers within the U.S. segment. These two customers, which are large pharmaceutical distributors, accounted for 78% and 75% of the Company’s consolidated revenues for the three months ended June 30, 2017 and 2016, respectively. These two customers also accounted for 74% of the Company’s consolidated revenues in both the six months ended June 30, 2016 and 2017, respectively. These same two customers within the U.S. segment accounted for approximately 84% and 90% of the Company’s consolidated accounts receivable at June 30, 2017 and December 31, 2016, respectively.
The Company’s chief operating decision maker is the Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the business is principally managed and organized based upon geographic and regulatory environment. Each segment is separately managed and is evaluated primarily upon segment income or loss from operations. Non-cash items including stock-based compensation expense and depreciation and amortization are categorized as Other within the table below.
The following table presents a summary of the Company’s reporting segments for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016
	U.S.	International	Other	Consolidated	U.S.	International	Other	Consolidated
	(In thousands)
NET REVENUE	$8,056	$2,312	$—	$10,368	$7,208	$2,349	$—	$9,557
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(503)	(266)	—	(769)	(368)	(188)	—	(556)
GROSS PROFIT	7,553	2,046	—	9,599	6,840	2,161	—	9,001

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,498	518	222	2,238	1,869	1,048	288	3,205
GENERAL AND ADMINISTRATIVE EXPENSES	1,828	476	708	3,012	2,126	1,164	749	4,039
SALES AND MARKETING EXPENSES	3,521	1,236	303	5,060	5,185	2,039	286	7,510
DEPRECIATION AND AMORTIZATION	—	—	667	667	—	—	696	696
OPERATING EXPENSES	6,847	2,230	1,900	10,977	9,180	4,251	2,019	15,450
SEGMENT INCOME (LOSS) FROM OPERATIONS	706	(184)	(1,900)	(1,378)	(2,340)	(2,090)	(2,019)	(6,449)
OTHER INCOME AND EXPENSES, NET	—	—	(1,335)	(1,335)	—	—	(367)	(367)
NET LOSS BEFORE TAXES				$(2,713)				$(6,816)

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of the Company’s reporting segments for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
	U.S.	International	Other	Consolidated	U.S.	International	Other	Consolidated
	(In thousands)
NET REVENUE	$12,501	$4,485	$—	$16,986	$11,327	$4,031	$—	$15,358
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(951)	(405)	—	(1,356)	(590)	(344)	—	(934)
GROSS PROFIT	11,550	4,080	—	15,630	10,737	3,687	—	14,424

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,656	1,259	433	4,348	3,576	2,134	515	6,225
GENERAL AND ADMINISTRATIVE EXPENSES	3,531	1,395	1,350	6,276	4,047	1,878	1,509	7,434
SALES AND MARKETING EXPENSES	7,567	2,378	617	10,562	10,495	3,529	595	14,619
DEPRECIATION AND AMORTIZATION	—	—	1,333	1,333	—	—	1,385	1,385
OPERATING EXPENSES	13,754	5,032	3,733	22,519	18,118	7,541	4,004	29,663
SEGMENT LOSS FROM OPERATIONS	(2,204)	(952)	(3,733)	(6,889)	(7,381)	(3,854)	(4,004)	(15,239)
OTHER INCOME AND EXPENSES, NET	—	—	(2,533)	(2,533)	—	—	(2,713)	(2,713)
NET LOSS BEFORE TAXES				$(9,422)				$(17,952)
17. SUBSEQUENT EVENT
As disclosed in Note 8 License Agreements, the Company and pSivida entered into the New Collaboration Agreement on July 10, 2017. The specific terms of the New Collaboration Agreement are described in detail within Note 8 License Agreements.
As discussed in notes 4 and 12, subsequent to June 30, 2017, the Company sold a total of 2,062,302 shares of its common stock at a weighted average purchase price of $1.45 per share, resulting in gross proceeds of $3,000,000, prior to the payment of approximately $75,000 of sales agent discounts and commissions and related issuance costs. The Company does not plan to sell additional shares under the sales agreement with Cowen, which expires on August 13, 2017.

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
Our only commercial product is ILUVIEN®, which is approved to treat diabetic macular edema (DME). DME is a disease of the retina that affects individuals with diabetes and can lead to severe vision loss and blindness. ILUVIEN has received marketing authorization in the United States (U.S.), Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and the United Kingdom. In the U.S., ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure (IOP). In the European Economic Area (EEA) countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with DME considered insufficiently responsive to available therapies.
As part of the approval process for DME in Europe, we committed to conduct a five-year, post-authorization, open label registry study in 800 patients treated with ILUVIEN. In the fourth quarter of 2016, we requested approval to modify our protocol to cap enrollment in the study due to our post market safety surveillance not showing any unexpected safety signals. As of June 30, 2017, 562 patients were enrolled in this study. We received regulatory approval from the Medicines & Healthcare products Regulatory Agency (MHRA) in July 2017 to cease enrollment.
In July 2017, we amended our license for the technology underlying ILUVIEN to include the treatment of non-infectious posterior uveitis (NIPU) in Europe, the Middle East and Africa from pSivida US, Inc. (pSivida). NIPU is an inflammatory disease of the uveal tract, which is comprised of the iris, ciliary body and choroid, that can lead to severe vision loss and blindness. We plan to file an application for a new indication for ILUVIEN for NIPU in the 17 EEA countries where ILUVIEN is currently approved for the treatment of DME.
We launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013, in the U.S. and Portugal in the first quarter of 2015.
In addition, we have entered into various agreements under which distributors will provide regulatory, reimbursement or sales and marketing support for future commercialization of ILUVIEN in numerous countries in the Middle East, Italy, Spain, Australia, New Zealand and Canada. In the third quarter of 2016, our Middle East distributor launched ILUVIEN and initiated named patient sales in the United Arab Emirates. Our Italian distributor launched ILUVIEN in Italy in the second quarter of 2017. As of June 30, 2017, we have recognized sales of ILUVIEN to our distributors in the Middle East, Italy and Spain.
We commenced operations in June 2003. Since our inception we have incurred significant losses. As of June 30, 2017, we have accumulated a deficit of $386.6 million. We expect to continue to incur losses as we:

•	continue the commercialization of ILUVIEN in the U.S. and the EEA;

•	seek the regulatory approval of ILUVIEN for NIPU in Europe, the Middle East and Africa;

•	continue to seek regulatory approval of ILUVIEN for DME in other jurisdictions

•	evaluate the use of ILUVIEN for the treatment of other diseases; and

•	advance the clinical development of any future products or product candidates either currently in our pipeline, or that we may license or acquire in the future.
As of June 30, 2017, we had approximately $26.9 million in cash and cash equivalents.
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

Our Agreement with pSivida
pSivida Agreement
General Discussion of pSivida Agreement
We entered into an agreement with pSivida for the use of fluocinolone acetonide (FAc) in pSivida’s proprietary delivery device in February 2005, which was subsequently amended and restated a number of times (as amended, the pSivida Agreement). The pSivida Agreement provides us with a worldwide exclusive license to utilize certain underlying technology used in the development and commercialization of ILUVIEN. ILUVIEN consists of a tiny polyimide tube with a permeable membrane cap on one end and an impermeable silicone cap on the other end that is filled with FAc in a polyvinyl alcohol matrix for delivery to the back of the eye for the treatment and prevention of eye diseases in humans (other than uveitis). The pSivida Agreement also provides us with a worldwide non-exclusive license to utilize pSivida’s proprietary delivery device to deliver other corticosteroids to the back of the eye for the treatment and prevention of eye diseases in humans (other than uveitis) or to treat DME by delivering a compound to the back of the eye through a direct delivery method through an incision required for a 25-gauge or larger needle. We do not have the right to utilize pSivida’s proprietary delivery device in connection with indications for diseases outside of the eye or for the treatment of uveitis. Further, the pSivida Agreement permits pSivida to grant to any other party the right to use its intellectual property (i) to treat DME through an incision smaller than that required for a 25-gauge needle, unless using a corticosteroid delivered to the back of the eye, (ii) to deliver any compound outside the back of the eye unless it is to treat DME through an incision required for a 25-gauge or larger needle, or (iii) to deliver non-corticosteroids to the back of the eye, unless it is to treat DME through an incision required for a 25-gauge or larger needle.
As a result of the U.S. Food and Drug Administration (FDA) approval of ILUVIEN in September 2014, we paid pSivida a milestone payment of $25.0 million (the pSivida Milestone Payment) in October 2014.
2008 Amended and Restated Collaboration Agreement
Pursuant to the payment terms of the 2008 Amended and Restated Agreement (the 2008 Agreement), we were required to share 20% of the net profits of ILUVIEN, determined on a cash basis and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN, as defined by the 2008 Agreement. In connection with the 2008 Agreement, we were entitled to recover 20% of commercial losses associated with ILUVIEN, as defined in the pSivida Agreement, that could be offset in any future quarter out of payments of pSivida’s share of net profits (the Future Offset). As of December 31, 2016, the total Future Offsets available to reduce future net profit payments to pSivida, as defined in the 2008 Agreement, was $24.5 million. In connection with the New Collaboration Agreement discussed below we and pSivida agreed to cap the Future Offset amount at June 30, 2017 to $25.0 million. Due to the uncertainty of future net profits as of June 30, 2017 and December 31, 2016, we fully reserved these Future Offset amounts in our Interim Financial Statements.
May 2017 Amendment
In the second quarter of 2016, pSivida disputed portions of our claimed commercialization costs for the year ended December 31, 2014. On May 3, 2017, we and pSivida settled this dispute and amended and clarified certain definitions and clauses of the 2008 Agreement. As part of this settlement, we and pSivida agreed no additional amounts would be due for the year ended December 31, 2014 and effectively no audits would occur for the years ended December 31, 2015 and 2016. As a result of this settlement and amendment, Future Offsets was reduced from $25.8 million to $24.5 million as of December 31, 2016. Since these amounts were fully reserved, there was no impact on our statements of operations for any period as a result of this settlement and amendment.
New Collaboration Agreement - Second Amended and Restated Collaboration Agreement
On July 10, 2017, we and pSivida entered into a Second Amended and Restated Collaboration Agreement (the New Collaboration Agreement), which amends and restates the pSivida Agreement.
Prior to entering into the New Collaboration Agreement, we held the worldwide license from pSivida for the use of FAc in pSivida’s proprietary delivery device for the treatment of all ocular diseases other than uveitis. The New Collaboration Agreement expands the license to include uveitis in Europe, the Middle East and Africa and allows us to also pursue an indication for posterior uveitis for ILUVIEN in those territories.
The New Collaboration Agreement converts our obligation to share 20% of our net profits to a royalty payable on global net revenues of ILUVIEN. We will begin paying a 2% royalty on net revenues and other related consideration to pSivida beginning effective July 1, 2017. This royalty amount will increase to 6% upon the earliest of January 1, 2019, the receipt of the first marketing approval for ILUVIEN for the treatment of posterior uveitis, or one year from our filing of a marketing authorization application in the EU for posterior uveitis. We will pay an additional 2% royalty on global net revenues and other related consideration in excess of $75.0 million in any year.
The New Collaboration Agreement did not require an upfront cash payment from us. In connection with the New Collaboration Agreement, we agreed to forgive $10.0 million of the Future Offset. Following the signing of the New Collaboration Agreement, we retain a right to recover an additional $15.0 million of the Future Offset. We will be able to recover this additional $15.0 million as a reduction of future royalties as follows:

•
In the first two years following the increase in royalty amount to 6%, the royalty will be reduced to 4% for net revenues and other related consideration up to $75.0 million annually and 5% for net revenues and other related consideration in excess of $75.0 million on an annual basis; and

•
Beginning with the third year following the increase in royalty amount to 6%, the royalty will be reduced to 5.2% for net revenues and other related consideration up to $75.0 million annually and to 6.8% for net revenues and other related consideration in excess of $75.0 million on an annual basis.

We will forgive an additional $5.0 million of the Future Offsets upon the earlier of the approval of ILUVIEN for posterior uveitis in any EU country or January 1, 2020, unless certain conditions under the New Collaboration Agreement are not met. If the amounts recoverable by us associated with the Future Offsets are less than $5.0 million at that time, we will pay pSivida the difference in cash.

Our Credit Facility
Hercules Loan Agreement
2014 Loan Agreement
In April 2014, Alimera Sciences Limited (Limited), our subsidiary, entered into a loan and security agreement (2014 Loan Agreement) with Hercules Capital, Inc. (Hercules) providing for a term loan of up to $35.0 million (2014 Term Loan), which Limited and Hercules amended in November 2015 (the First Loan Amendment), March 2016 (the Second Loan Amendment), May 2016 (the Third Loan Amendment), October 2016 (the Fourth Loan Amendment) and May 2017 (the Fifth Loan Amendment and, collectively with the 2014 Loan Agreement, the First Loan Amendment, the Second Loan Amendment, the Third Loan Amendment and the Fourth Loan Amendment, the Term Loan Agreement). Under the 2014 Loan Agreement, Hercules made an advance in the initial principal amount of $10.0 million to Limited at closing to provide Limited with additional working capital for general corporate purposes and to repay a 2013 term loan with Silicon Valley Bank. Hercules made an additional advance of $25.0 million to Limited in September 2014, following the approval of ILUVIEN by the FDA to fund the pSivida Milestone Payment. The 2014 Loan Agreement provided for interest only payments through November 2015. Interest on the 2014 Term Loan accrued at a floating per annum rate equal to the greater of (i) 10.90%, or (ii) the sum of (A) 7.65%, plus (B) the prime rate. Following the interest only period, the 2014 Term Loan was due and payable to Hercules in equal monthly payments of principal and interest through May 1, 2018.
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
Fourth Loan Amendment
In October 2016, Limited entered into the Fourth Loan Amendment with Hercules, which further amended certain terms of the Term Loan Agreement. Pursuant to the terms of the Fourth Loan Amendment, Hercules agreed to provide up to an additional $10.0 million to Limited with (i) the first $5.0 million available at Limited’s option through June 30, 2017 subject to (A) the Consolidated Group’s achievement of $12.0 million in trailing three month net product revenue and (B) no event of default having occurred since October 20, 2016 (the Effective Date) and (ii) the second $5.0 million available at Limited’s option through December 31, 2017 subject to (A) the Consolidated Group’s achievement of $15.0 million in trailing three month net product revenue, (B) no event of default having occurred since the Effective Date and (C) the prior $5.0 million having been advanced to Limited (the Additional Advances and, together with the 2014 Term Loan, the Term Loan). We did not achieve the trailing three month net product revenue threshold prior to June 30, 2017 and as a result the additional $10.0 million is not available to Limited.
The Fourth Loan Amendment provides for interest only payments through November 30, 2018 (the Interest-Only Period). Pursuant to the Fourth Loan Amendment, interest on the Term Loan accrues at a floating per annum rate equal to the greater of (i) 11.0% and (ii) the sum of (A) 11.0% plus (B) the prime rate as reported in The Wall Street Journal, or if not reported, the prime rate most recently reported in The Wall Street Journal, minus 3.5%. In addition to the interest described above, the principal balance of the Term Loan will bear “payment-in kind” interest at the rate of 1.0% (PIK Interest), which PIK Interest will be added to the outstanding principal balance of the Term Loan so as to increase the outstanding principal balance of the Term Loan on each payment date for the Term Loan and which amount will be payable when the aggregate outstanding principal amount of the Term Loan is payable. The Term Loan will be due and payable to Hercules in 24 equal monthly payments of principal and interest following the Interest-Only Period beginning on December 1, 2018 and matures in full on November 1, 2020. The interest rate on the Term Loan Agreement was 11.75% as of June 30, 2017.
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
The Consolidated Group also agreed to customary affirmative and negative covenants, including, without limitation, covenants relating to minimum liquidity, minimum trailing six-month net revenue and adjusted EBITDA, and events of default in connection with these arrangements. The occurrence of an event of default could result in the acceleration of Limited’s obligations under the Term Loan Agreement, as amended by the Fourth Loan Amendment and an increase to the applicable interest rate, and would permit Hercules to exercise remedies with respect to the collateral under the Term Loan Agreement, as amended by the Fourth Loan Amendment. In the event that we maintain $35.0 million in liquidity, including cash and eligible accounts receivable, at the end of the month and have not been and are not in breach of the amended debt facility, the six-month trailing revenue covenant is effectively waived for such month. As of June 30, 2017, we were in compliance with our debt covenants.
Fifth Loan Amendment
In May 2017, Limited entered into the Fifth Loan Amendment with Hercules, which further amended and clarified certain terms of the Term Loan Agreement. The amendment was not material.
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
Fair Value of Debt
The weighted average interest rates of our notes payable approximate the rate at which we could obtain alternative financing and the fair value of the warrants that were issued in connection with our notes payable are immaterial. Therefore, the carrying amount of the notes approximated their fair value at June 30, 2017 and December 31, 2016.

Financial Operations Overview

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
NET REVENUE	$10,368	$9,557	$16,986	$15,358
GROSS PROFIT	9,599	9,001	15,630	14,424
OPERATING EXPENSES	10,977	15,450	22,519	29,663
NET LOSS FROM OPERATIONS	(1,378)	(6,449)	(6,889)	(15,239)
NET LOSS	(2,757)	(6,858)	(9,492)	(18,003)
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
Net revenue increased by approximately $800,000, or 8%, to approximately $10.4 million for the three months ended June 30, 2017 and by approximately $1.6 million, or 10%, to approximately $17.0 million for the six months ended June 30, 2017. The increase was primarily attributable to increased sales volume in the U.S.
Gross Profit
Gross profit is impacted by costs of good sold which includes costs of manufactured goods sold, royalty expenses, and net profit amounts owed to pSivida, as defined in the pSivida Agreement. Additionally, revenue from our international distributors will fluctuate depending on the timing of the shipment to the distributor and the distributors’ sales of ILUVIEN to their customers.
Gross profit increased by approximately $600,000, or 7%, to $9.6 million for three months ended June 30, 2017, compared to $9.0 million for the three months ended June 30, 2016. Gross margin was 93% and 94% for the three months ended June 30, 2017 and 2016, respectively.
Gross profit increased by approximately $1.2 million, or 8%, to $15.6 million for six months ended June 30, 2017, compared to $14.4 million for the six months ended June 30, 2016. Gross margin was 92% and 94% for the six months ended June 30, 2017 and 2016, respectively.
Operating Expenses
Operating expenses decreased by approximately $4.5 million, or 29%, to approximately $11.0 million for the three months ended June 30, 2017, primarily as a result of decreases in sales and marketing expenses of approximately $2.4 million, in research, development and medical affairs expenses of approximately $1.0 million and in general and administrative expenses of approximately $1.0 million.
Operating expenses decreased by approximately $7.2 million, or 24%, to approximately $22.5 million for the six months ended June 30, 2017, primarily as a result of decreases in sales and marketing expenses of approximately $4.0 million, in research, development and medical affairs expenses of approximately $1.9 million and in general and administrative expenses of approximately $1.1 million.
Research, Development and Medical Affairs Expenses
Substantially all of our research, development and medical affairs expenses incurred to date related to our continuing operations have been related to the development of ILUVIEN. We anticipate that we will incur additional research, development and medical affairs expenses in the future as we expand the availability of ILUVIEN in additional geographies, evaluate and possibly pursue the regulatory approval of ILUVIEN in additional jurisdictions, the development of ILUVIEN for additional indications, or develop additional products or product candidates. We recognize research, development and medical affairs expenses as they are incurred. Our research, development and medical affairs expenses consist primarily of:

•	salaries and related expenses for personnel, including medical science liaisons;

•	costs related to the provision of medical affairs support, including symposia development for physician education;

•	costs related to compliance with FDA, EEA or other regulatory requirements;

•	costs related to seeking the regulatory approval of ILUVIEN for NIPU in Europe, the Middle East and Africa;

•
fees paid to consultants and contract research organizations (CRO) in conjunction with independently monitoring clinical trials and acquiring and evaluating data in conjunction with clinical trials, including all related fees such as investigator grants, patient screening, lab work and data compilation and statistical analysis;

•	costs incurred with third parties related to the establishment of a commercially viable manufacturing process for products or product candidates;

•	costs related to production of clinical materials;

•	costs related to post marketing authorization studies;

•	consulting fees paid to third-parties involved in research, development and medical affairs activities; and

•	costs related to stock options or other stock-based compensation granted to personnel in research, development and medical affairs functions.
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
Our only commercial product is ILUVIEN, which has received marketing authorization in the U.S., Austria, Belgium, the Czech Republic, Denmark, Finland, Germany, France, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and the United Kingdom. In the U.S., ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in IOP. In the EEA countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. Our distributor partners are assisting us with obtaining approvals in the Middle East and in other jurisdictions for DME, but ILUVIEN has not been approved in any jurisdiction other than as set forth above.
We plan to file an application for a new indication for marketing approval of ILUVIEN for NIPU in the 17 EEA countries where ILUVIEN is currently approved for the treatment of DME.
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
We have a European marketing and sales team, including local management and sales teams in France, Germany, Portugal and the United Kingdom, totaling 26 persons as of June 30, 2017. We also have a U.S. marketing and field force, including sales personnel, reimbursement specialists and payor relations directors, totaling 43 persons as of June 30, 2017.
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
U.S. Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
NET REVENUE	$8,056	$7,208	$12,501	$11,327
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(503)	(368)	(951)	(590)
GROSS PROFIT	7,553	6,840	11,550	10,737

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,498	1,869	2,656	3,576
GENERAL AND ADMINISTRATIVE EXPENSES	1,828	2,126	3,531	4,047
SALES AND MARKETING EXPENSES	3,521	5,185	7,567	10,495
OPERATING EXPENSES	6,847	9,180	13,754	18,118
SEGMENT INCOME (LOSS) FROM OPERATIONS	$706	$(2,340)	$(2,204)	$(7,381)
Three months ended June 30, 2017 compared to the three months ended June 30, 2016
Net Revenue. Net revenue increased by approximately $900,000, or 13%, to approximately $8.1 million for the three months ended June 30, 2017 compared to approximately $7.2 million for the three months ended June 30, 2016. The increase was primarily attributable to an increase in end user unit demand.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by approximately $130,000, or 35%, to approximately $500,000 for the three months ended June 30, 2017 compared to approximately $370,000 for the three months ended June 30, 2016, primarily as a result of increased sales for the three months ended June 30, 2017.
Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $400,000, or 21%, to approximately $1.5 million for the three months ended June 30, 2017 compared to approximately $1.9 million for the three months ended June 30, 2016. The decrease was primarily attributable to decreases of $210,000 in personnel costs, $130,000 in scientific communication costs and $110,000 of costs related to maintain the U.S. registration of ILUVIEN. These decreases were offset by an increase of $110,000 in our domestic scientific study costs.
General and administrative expenses. General and administrative expenses decreased by approximately $300,000, or 14%, to approximately $1.8 million for the three months ended June 30, 2017 compared to approximately $2.1 million for the three months ended June 30, 2016. The decrease was primarily attributable to a decrease of approximately $200,000 in costs associated with the 2016 dispute between us and pSivida that was later settled in 2017.
Sales and Marketing expenses. Sales and marketing expenses decreased by approximately $1.7 million, or 33%, to approximately $3.5 million for the three months ended June 30, 2017 compared to approximately $5.2 million for the three months ended June 30, 2016. The decrease was primarily attributable to decreases of $620,000 for personnel costs, $580,000 in marketing costs, $250,000 in market access costs and $140,000 in travel and entertainment costs. These reductions were a result of the cost savings program we implemented in late 2016.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016
Net Revenue. Net revenue increased by approximately $1.2 million, or 11%, to approximately $12.5 million for the six months ended June 30, 2017 compared to approximately $11.3 million for the six months ended June 30, 2016. The increase was primarily attributable to an increase in end user unit demand, offset by fluctuations in the timing of orders by our two U.S. distributors.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by approximately $360,000, or 61%, to approximately $950,000 for the six months ended June 30, 2017 compared to approximately $590,000 for the six months ended June 30, 2016, as a result of an increase in net profit amounts owed to pSivida, as defined in the pSivida Agreement from the first quarter of 2017 and from increased sales for the six months ended June 30, 2017.
Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $900,000, or 25%, to approximately $2.7 million for the six months ended June 30, 2017 compared to approximately $3.6 million for the six months ended June 30, 2016. The decrease was primarily attributable to decreases of $450,000 in personnel costs, $400,000 of costs related to maintain the U.S. registration of ILUVIEN and $170,000 in scientific communication costs. These decreases were offset by an increase of $190,000 in our domestic scientific study costs.
General and administrative expenses. General and administrative expenses decreased by approximately $500,000, or 13%, to approximately $3.5 million for the six months ended June 30, 2017 compared to approximately $4.0 million for the six months ended June 30, 2016. The decrease was primarily attributable to decreases of approximately $230,000 in bonus expense as we granted restricted stock unit awards to our non-field personnel in lieu of a cash bonus program in 2017 and $200,000 in costs associated with the 2016 dispute between us and pSivida that was later settled in 2017.
Sales and Marketing expenses. Sales and marketing expenses decreased by approximately $2.9 million, or 28%, to approximately $7.6 million for the six months ended June 30, 2017 compared to approximately $10.5 million for the six months ended June 30, 2016. The decrease was primarily attributable to decreases of $1.4 million for personnel costs, $910,000 in marketing costs, $230,000 in market access costs and $270,000 in travel and entertainment costs. These reductions were a result of the cost savings program we implemented in late 2016.

International Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
NET REVENUE	$2,312	$2,349	$4,485	$4,031
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(266)	(188)	(405)	(344)
GROSS PROFIT	2,046	2,161	4,080	3,687

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	518	1,048	1,259	2,134
GENERAL AND ADMINISTRATIVE EXPENSES	476	1,164	1,395	1,878
SALES AND MARKETING EXPENSES	1,236	2,039	2,378	3,529
OPERATING EXPENSES	2,230	4,251	5,032	7,541
SEGMENT LOSS FROM OPERATIONS	$(184)	$(2,090)	$(952)	$(3,854)
Three months ended June 30, 2017 compared to the three months ended June 30, 2016
Net Revenue. Net revenue was approximately $2.3 million for the three months ended June 30, 2017 and 2016.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by approximately $80,000, or 42%, to approximately $270,000 for the three months ended June 30, 2017 compared to approximately $190,000 for the three months ended June 30, 2016. The increase was primarily attributable to an increase in the number of units sold to our international distributors.
Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $480,000, or 48%, to approximately $520,000 for the three months ended June 30, 2017 compared to approximately $1.0 million for the three months ended June 30, 2016. The decrease was primarily attributable to a decrease in our international scientific study costs including the five-year, post-authorization, open label registry study in Europe.
General and administrative expenses. General and administrative expenses decreased by approximately $720,000, or 60%, to approximately $480,000 for the three months ended June 30, 2017 compared to approximately $1.2 million for the three months ended June 30, 2016. The decrease was primarily attributable to decreases of $240,000 in personnel costs, $200,000 in professional fees including legal and tax preparation fees and $150,000 in costs associated with the 2016 dispute between us and pSivida that was later settled in 2017.
Sales and Marketing expenses. Sales and marketing expenses decreased by approximately $800,000, or 40%, to approximately $1.2 million for the three months ended June 30, 2017 compared to approximately $2.0 million for the three months ended June 30, 2016. The decrease was primarily attributable to decreases of $460,000 in marketing costs as a result of the cost savings program we implemented in late 2016 and $190,000 in personnel costs.
Six months ended June 30, 2017 compared to the six months ended June 30, 2016
Net Revenue. Net revenue increased by approximately $500,000, or 13%, to approximately $4.5 million for the six months ended June 30, 2017 compared to approximately $4.0 million for the six months ended June 30, 2016. The increase was primarily attributable to increased sales volume in the countries in which we operate directly in Europe and sales to our international distributors.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by approximately $70,000, or 21%, to approximately $410,000 for the six months ended June 30, 2017 compared to approximately $340,000 for the six months ended June 30, 2016. The increase was primarily attributable to increases sales volume and in supplier and manufacturing costs.
Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $800,000, or 38%, to approximately $1.3 million for the six months ended June 30, 2017 compared to approximately $2.1 million for the six months ended June 30, 2016. The decrease was primarily attributable to decreases of

$710,000 in our international scientific study costs including the five-year, post-authorization, open label registry study in Europe, $130,000 in pharmacovigilance costs.
General and administrative expenses. General and administrative expenses decreased by approximately $500,000, or 26%, to approximately $1.4 million for the six months ended June 30, 2017 compared to approximately $1.9 million for the six months ended June 30, 2016. The decrease was primarily attributable to decreases of $270,000 in personnel costs, $150,000 in costs associated with the 2016 dispute between us and pSivida that was later settled in 2017. and $140,000 in professional fees including legal and tax preparation fees.
Sales and Marketing expenses. Sales and marketing expenses decreased by approximately $1.1 million, or 31%, to approximately $2.4 million for the six months ended June 30, 2017 compared to approximately $3.5 million for the six months ended June 30, 2016. The decrease was primarily attributable to decreases of $400,000 in marketing costs as a result of the cost savings program we implemented in late 2016, $310,000 in market access costs in the United Kingdom and Germany and $300,000 in personnel costs.
Other Segment
Our chief operating decision maker manages and evaluates our U.S. and International segments based on net loss from operations adjusted for certain non-cash items, such as stock-based compensation expense and depreciation and amortization. Therefore, these non-cash expenses included in Research, Development and Medical Affairs Expenses, General and Administrative Expenses, and Sales and Marketing Expenses are classified within the Other segment within our Interim Financial Statements.
Within the respective financial statement line items included in the Other segment, stock-based compensation expense, collectively, decreased by approximately $100,000, or 8%, to $1.2 million for three months ended June 30, 2017, compared to $1.3 million for the three months ended June 30, 2016. Stock-based compensation expense, collectively, decreased by approximately $200,000, or 8%, to $2.4 million for six months ended June 30, 2017, compared to $2.6 million for the six months ended June 30, 2016.
Depreciation and amortization decreased by approximately $30,000, or 4%, to $670,000 for three months ended June 30, 2017, compared to $700,000 for the three months ended June 30, 2016. Depreciation and amortization decreased by approximately $100,000, or 7%, to $1.3 million for six months ended June 30, 2017, compared to $1.4 million for the six months ended June 30, 2016.

Consolidated other income and expense
The following selected unaudited financial and operating data are derived from our consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Interim Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
NET LOSS FROM OPERATIONS	$(1,378)	$(6,449)	$(6,889)	$(15,239)

INTEREST EXPENSE, NET AND OTHER	(1,384)	(1,177)	(2,721)	(2,512)
UNREALIZED FOREIGN CURRENCY GAIN (LOSS), NET	28	(14)	—	20
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	21	824	188	2,343
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	—	(2,564)
NET LOSS BEFORE TAXES	(2,713)	(6,816)	(9,422)	(17,952)
PROVISION FOR TAXES	(44)	(42)	(70)	(51)
NET LOSS	$(2,757)	$(6,858)	$(9,492)	$(18,003)
Interest expense, net and other.
Interest expense, net and other was approximately $1.4 million for the three months ended June 30, 2017 and approximately $1.2 million for the three months ended June 30, 2016. Interest incurred in both periods was related to the 2014 Term Loan and related amendments with Hercules.
Interest expense, net and other was approximately $2.7 million for the six months ended June 30, 2017 and approximately $2.5 million for the six months ended June 30, 2016. Interest incurred in both periods was related to the 2014 Term Loan and related amendments with Hercules.
Unrealized foreign currency loss, net.
We recorded a non-cash unrealized foreign currency Gain of approximately $30,000 for the three months ended June 30, 2017 compared to a loss of approximately $10,000 for the three months ended June 30, 2016. The unrealized foreign currency loss and gain were primarily attributable to the changing values of the Euro and the British pound sterling during the three months ended June 30, 2017 and 2016.
There was no gain or loss for non-cash unrealized foreign currency changes for the six months ended June 30, 2017 compared to a gain of approximately $20,000 for the six months ended June 30, 2016. The unrealized foreign currency gain during the six months ended June 30, 2016 was primarily attributable to the changing values of the Euro and the British pound sterling.
Change in fair value of derivative warrant liability.
A decrease in the fair value of our derivative warrant liability resulted in a non-cash gains of approximately $20,000 and $820,000 for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, we recorded gains of approximately $190,000 and $2.3 million, respectively, for the decrease in the fair value of our derivative warrant liability. The change in fair value was primarily attributable to the decreasing time remaining to exercise the warrants.
Loss on early extinguishment of debt.
We recorded a loss on early extinguishment of debt of approximately $2.6 million for the six months ended June 30, 2016, as a result of the Second Loan Amendment to our 2014 Term Loan with Hercules.

Liquidity and Capital Resources
To date, we have incurred negative cash flow from operations and have accumulated a deficit of $386.6 million from our inception through June 30, 2017.
As of June 30, 2017, we had approximately $26.9 million in cash and cash equivalents.
We launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013, in the U.S. and Portugal in the first quarter of 2015.
In October 2016, Limited entered into the Fourth Loan Amendment. Under the Fourth Loan Amendment, Hercules agreed to provide up to an additional $10.0 million to Limited with (i) the first $5.0 million available at Limited’s option through June 30, 2017 subject to (A) the achievement of $12.0 million in trailing three month net product revenue and (B) no event of default having occurred since the Effective Date and (ii) the second $5.0 million available at Limited’s option through December 31, 2017 subject to (A) the achievement of $15.0 million in trailing three month net product revenue, (B) no event of default having occurred since the Effective Date and (C) the prior $5.0 million having been advanced to Limited. We did not achieve the trailing three month net product revenue threshold prior to June 30, 2017 and as a result the additional $10.0 million is not available to Limited.
The Term Loan Agreement requires that we maintain at least $25.0 million in liquid assets, with a minimum of $12.5 million in cash. Additionally, in any month in which we have $35.0 million in liquidity, including cash and eligible accounts receivable, the revenue and adjusted EBITDA covenants requirement will be waived.
As a result of the limited revenue generated by ILUVIEN to date, our negative cash flow from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. Our Interim Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. We believe that we have sufficient funds to allow us to become cash flow positive in the countries in which we sell ILUVIEN. However, during the six months ended June 30, 2017, we raised $3,001,000 of additional equity and subsequent to June 30, 2017 we raised $3,000,000 of additional equity via the Company’s at-the-market offering facility in order to raise additional funds for operations and ensure compliance with its debt covenants. The Company does not plan to sell additional shares under its sales agreement with Cowen and Company LLC, which expires on August 13, 2017
We cannot be sure that alternative or additional financing will be available if and when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result and the terms of any new equity securities may have a preference over our common stock. If we attempt to raise additional funds through strategic collaboration agreements and debt financing, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements, or the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to commercialize ILUVIEN or any future products or product candidates or operate our business.
For the six months ended June 30, 2017, cash used by our operations of $7.0 million was primarily due to our net loss of $9.5 million offset by non-cash items, including $2.4 million of stock-based compensation expense, $1.3 million for depreciation and amortization and $690,000 for non-cash interest expense associated with our debt discount. Increasing cash used in operations was a decrease in other long term liabilities of $1.4 million and increases in inventory of $720,000 and prepaid expenses and other current assets of $390,000. These increases were offset by an increase in accounts payable, accrued expenses and other current liabilities of $360,000 and a decrease in accounts receivable of $340,000.
For the six months ended June 30, 2016, cash used by our operations of $14.2 million was primarily due to our net loss of $18.0 million increased by a non-cash gain of $2.3 million for the change in our derivative warrant liability and offset by non-cash items, including a $2.6 million loss on early debt extinguishment for the amendment to our Term Loan Agreement, $2.6 million of stock-based compensation expense, $1.4 million for depreciation and amortization and $520,000 for non-cash interest expense associated with our debt discount. Further decreasing cash used in operations were an increase in accounts payable, accrued expenses and other current liabilities of approximately $2.9 million and a decrease in inventory of approximately $300,000. These were offset by increases in accounts receivable of approximately $3.5 million and in prepaid and other current assets of approximately $650,000.
For the six months ended June 30, 2017, net cash used in our investing activities was approximately $170,000, which was due to the purchase of property and equipment, primarily for the purchase of manufacturing equipment and software.

For the six months ended June 30, 2016, net cash used in our investing activities was approximately $120,000, which was due to the purchase of property and equipment, primarily the purchase of accounts payable software and leasehold improvements.
For the six months ended June 30, 2017, net cash provided by our financing activities was approximately $2.9 million. During the second quarter of 2017, we sold a total of 2,140,713 shares of our common stock at a weighted average purchase price of $1.40 per share resulting in gross proceeds of approximately $3.0 million, prior to the payment of approximately $110,000 of sales agent discounts and commissions and related issuance costs.
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

Accounting Standards Issued but Not Yet Effective
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017 for public entities, with early adoption permitted in the annual reporting period beginning after December 15, 2016. We have evaluated the variable consideration provisions of the new guidance and do not believe there will be a material impact on our recognition of revenues. We anticipate adopting the new revenue standard using the modified retrospective transition method.
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
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently in the process of evaluating the impact of the adoption on our financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. We do not expect the impact of the adoption to have a material effect on our financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Liquidity
See the “Liquidity and Capital Resources” section of this Quarterly Report on Form 10-Q for additional discussion of liquidity and related risks.
Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our loan agreement with Hercules. We do not believe we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $87,000 and $176,000 increase in interest expense for the three and six months ended June 30, 2017, respectively.
Credit Quality Risk
We are subject to credit risk in connection with accounts receivable from our product sales of ILUVIEN. We have contractual payment terms with each of our customers and we monitor our customers’ financial performance and credit worthiness so that we can properly assess and respond to any changes in their credit profile. During the three and six months ended June 30, 2017 and 2016, we did not recognize any charges for write-offs of accounts receivable. As of June 30, 2017 and December 31, 2016, two U.S.-based distributors accounted for 84% and 90%, respectively, of our accounts receivable balances.
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

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Both parties have answered each other’s complaint and counterclaims and denied liability. This lawsuit is currently in discovery. No trial date has been set, and we do not expect a trial date to be set until the second quarter of 2018 at the earliest. We are not able to predict the outcome.
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

3.5
Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K, as filed on March 3, 2017 and incorporated herein by reference).

10.48	2017 Amendment to Amended and Restated Collaboration Agreement dated May 3, 2017 by and between Alimera Sciences Inc. and pSivida US, Inc. (f/k/a pSivida, Inc.).

10.49
Fifth Amendment to Loan and Security Agreement dated May 5, 2017 by and among Alimera Sciences Limited, Hercules Capital Funding Trust and Hercules Capital, Inc. f/k/a Hercules Technology Growth Capital, Inc.

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

ALIMERA SCIENCES, INC.

August 10, 2017	By:	/s/ C. Daniel Myers
C. Daniel Myers
Chief Executive Officer
(Principal Executive Officer)

August 10, 2017	By:	/s/ Richard S. Eiswirth, Jr.
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

3.5
Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K, as filed on March 3, 2017 and incorporated herein by reference).

10.48	2017 Amendment to Amended and Restated Collaboration Agreement dated May 3, 2017 by and between Alimera Sciences Inc. and pSivida US, Inc. (f/k/a pSivida, Inc.).

10.49
Fifth Amendment to Loan and Security Agreement dated May 5, 2017 by and among Alimera Sciences Limited, Hercules Capital Funding Trust and Hercules Capital, Inc. f/k/a Hercules Technology Growth Capital, Inc.

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