Form 10-Q
period 2017-09-30
ALIMERA SCIENCES INC
filed 2017-11-03
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a)(2)(B) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2017 there were 69,148,344 shares of the registrant’s Common Stock issued and outstanding.

ALIMERA SCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS
Various statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding Alimera Sciences, Inc.’s (we, our, Alimera or the Company) strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

•
uncertainty as to our ability to achieve profitability and positive cash flow through the commercialization of ILUVIEN® in the European Economic Area, the United States and other regions of the world where we sell ILUVIEN;

•	our ability to operate our business in compliance with the covenants and restrictions that we are subject to under our credit facility;

•	dependence on third-party manufacturers to manufacture ILUVIEN or any future products or product candidates in sufficient quantities and quality.

•	our ability to raise sufficient additional funding and our need to raise such funds;

•	uncertainty as to the pricing and reimbursement guidelines for ILUVIEN or any future products or product candidates, including ILUVIEN;

•	our ability to successfully commercialize ILUVIEN following regulatory approval in additional markets;

•	delay in or failure to obtain regulatory approval of ILUVIEN for non-infectious posterior uveitis or diabetic macular edema in additional countries or any future products or product candidates; and

•	the extent of government regulations.
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

PART I. FINANCIAL INFORMATION
ITEM 1. Interim Condensed Consolidated Financial Statements (unaudited)
ALIMERA SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$25,624	$30,979
Restricted cash	34	31
Accounts receivable, net	13,454	13,839
Prepaid expenses and other current assets	2,752	2,107
Inventory, net (Note 5)	1,738	446
Total current assets	43,602	47,402
NON-CURRENT ASSETS:
Property and equipment, net	1,514	1,787
Intangible asset, net (Note 6)	19,153	20,604
Deferred tax asset	489	436
TOTAL ASSETS	$64,758	$70,229
CURRENT LIABILITIES:
Accounts payable	$5,303	$4,986
Accrued expenses (Note 7)	3,514	3,758
Derivative warrant liability	—	188
Capital lease obligations	187	191
Total current liabilities	9,004	9,123
NON-CURRENT LIABILITIES:
Note payable (Note 9)	34,016	33,084
Capital lease obligations — less current portion	199	274
Other non-current liabilities	775	2,162
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value — 10,000,000 shares authorized at September 30, 2017 and December 31, 2016:
Series A Convertible Preferred Stock, 1,300,000 authorized and 600,000 issued and outstanding at September 30, 2017 and December 31, 2016; liquidation preference of $24,000 at September 30, 2017 and December 31, 2016	19,227	19,227
Series B Convertible Preferred Stock, 8,417 authorized and 8,416.251 issued and outstanding at September 30, 2017 and December 31, 2016; liquidation preference of $50,750 at September 30, 2017 and December 31, 2016	49,568	49,568
Common stock, $.01 par value — 150,000,000 shares authorized, 69,105,380 shares issued and outstanding at September 30, 2017 and 64,862,904 shares issued and outstanding at December 31, 2016	691	649
Additional paid-in capital	340,301	330,781
Common stock warrants	3,707	3,707
Accumulated deficit	(391,851)	(377,074)
Accumulated other comprehensive loss	(879)	(1,272)
TOTAL STOCKHOLDERS’ EQUITY	20,764	25,586
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,758	$70,229
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except share and per share data)
NET REVENUE	$9,784	$8,298	$26,770	$23,656
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,039)	(486)	(2,395)	(1,420)
GROSS PROFIT	8,745	7,812	24,375	22,236

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	5,420	3,261	9,768	9,486
GENERAL AND ADMINISTRATIVE EXPENSES	3,320	3,645	9,596	11,079
SALES AND MARKETING EXPENSES	6,002	7,452	16,564	22,071
DEPRECIATION AND AMORTIZATION	679	697	2,012	2,082
RECOVERABLE COLLABORATION COSTS	(2,851)	—	(2,851)	—
OPERATING EXPENSES	12,570	15,055	35,089	44,718
NET LOSS FROM OPERATIONS	(3,825)	(7,243)	(10,714)	(22,482)

INTEREST EXPENSE, NET AND OTHER	(1,431)	(1,330)	(4,152)	(3,842)
UNREALIZED FOREIGN CURRENCY LOSS, NET	(6)	(51)	(6)	(31)
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	—	(588)	188	1,755
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	—	(2,564)
NET LOSS BEFORE TAXES	(5,262)	(9,212)	(14,684)	(27,164)
PROVISION FOR TAXES	(23)	(33)	(93)	(84)
NET LOSS	$(5,285)	$(9,245)	$(14,777)	$(27,248)
NET LOSS PER SHARE — Basic and diluted	$(0.08)	$(0.16)	$(0.22)	$(0.56)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	68,430,856	56,103,534	66,272,691	48,759,381
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
NET LOSS	$(5,285)	$(9,245)	$(14,777)	$(27,248)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	118	30	393	79
TOTAL OTHER COMPREHENSIVE INCOME	118	30	393	79
COMPREHENSIVE LOSS	$(5,167)	$(9,215)	$(14,384)	$(27,169)

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,777)	$(27,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,012	2,082
Inventory reserve	34	39
Unrealized foreign currency transaction loss	6	31
Loss on early extinguishment of debt	—	2,564
Amortization of debt discount	1,055	795
Stock-based compensation expense	3,703	3,753
Change in fair value of derivative warrant liability	(188)	(1,755)
Changes in assets and liabilities:
Accounts receivable	594	(3,564)
Prepaid expenses and other current assets	(548)	(514)
Inventory	(1,295)	612
Accounts payable	98	(2,101)
Accrued expenses and other current liabilities	(333)	1,256
Other long-term liabilities	(1,528)	1,354
Net cash used in operating activities	(11,167)	(22,696)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(234)	(122)
Net cash used in investing activities	(234)	(122)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1	157
Proceeds from sale of common stock	6,042	27,547
Payment of issuance cost of common stock	(183)	(1,227)
Payment of debt costs	—	(715)
Changes in restricted cash	(3)	—
Payment of capital lease obligations	(110)	(178)
Net cash provided by financing activities	5,747	25,584
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	299	12
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,355)	2,778
CASH AND CASH EQUIVALENTS — Beginning of period	30,979	31,075
CASH AND CASH EQUIVALENTS — End of period	$25,624	$33,853
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$3,068	$2,977
Cash paid for income taxes	$66	$299
Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$175	$76
Common stock issuance costs accrued but unpaid	$—	$114
Note payable end of term payment accrued but unpaid	$1,400	$1,400
There were no dividend payments made during the nine months ended September 30, 2017 and 2016.
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS
Alimera Sciences, Inc., together with its wholly-owned subsidiaries (the Company), is a pharmaceutical company that specializes in the commercialization and development of prescription ophthalmic pharmaceuticals. The Company was formed on June 4, 2003 under the laws of the State of Delaware.
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
As part of the approval process in the EEA, the Company committed to conduct a five-year, post-authorization, open label registry study in 800 patients treated with ILUVIEN per the labeled indication. In the fourth quarter of 2016, the Company requested approval to modify its protocol to cap enrollment in the study due to its post market safety surveillance not showing any unexpected safety signals. The Company received regulatory approval to cap enrollment in the study from the Medicines & Healthcare products Regulatory Agency (MHRA) in July 2017. As of September 30, 2017, 562 patients were enrolled in this study.
The Company launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013, in the U.S. and Portugal in the first quarter of 2015. The Company began selling ILUVIEN in Austria in the first quarter of 2017 and the Company expects to begin sales of ILUVIEN in Ireland in the fourth quarter of 2017.
In addition, the Company has entered into various agreements under which distributors will provide regulatory, reimbursement or sales and marketing support for future commercialization of ILUVIEN in several countries in the Middle East, as well as France, Italy, Spain, Australia, New Zealand and Canada. In the third quarter of 2016, the Company’s Middle East distributor launched ILUVIEN and initiated named patient sales in the United Arab Emirates. The Company’s Italian distributor launched ILUVIEN in Italy in the second quarter of 2017. As of September 30, 2017, the Company has recognized sales of ILUVIEN to our distributors in the Middle East, Italy and Spain.
In July 2017, the Company amended its license with pSivida US, Inc. (pSivida) for the technology underlying ILUVIEN to include the treatment of uveitis, including non-infectious posterior uveitis (NIPU) in Europe, the Middle East and Africa (Note 8). Uveitis is an inflammatory disease of the uveal tract, which is comprised of the iris, ciliary body and choroid, that can lead to severe vision loss and blindness. The Company plans to file an application for a new indication for ILUVIEN for NIPU in the 17 EEA countries where ILUVIEN is currently approved for the treatment of DME.

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
Modification of Segment Footnote
The Company modified its segment footnote for the three and nine months ended September 30, 2016 for an immaterial change and removed, within the segment footnote, certain non-cash expenses including $1,134,000 of stock-based compensation expense and $697,000 of depreciation and amortization from the Company’s U.S. and International segments for the three months ended September 30, 2016 and $3,753,000 of stock-based compensation expense and $2,082,000 of depreciation and amortization from the Company’s U.S. and International segments for the nine months ended September 30, 2016. These amounts are appropriately classified as Other within the segment footnote of these Interim Financial Statements. Additionally, in the Company’s Annual Report on Form 10-K filing for the year ended December 31, 2016, the Company disclosed that the Company’s chief operating decision maker separately managed and evaluated each segment primarily upon net loss from operations. The modification made in these financial statements clarifies that the chief operating decision maker manages and evaluates each segment based on net loss from operations adjusted for certain non-cash items, such as stock-based compensation expense and depreciation and amortization.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016.
Research and Development Expenses
Research and development expenses were $3,299,000 and $514,000 for the three months ended September 30, 2017 and 2016, respectively. Research and development expenses were $3,652,000 and $1,616,000 for the nine months ended September 30, 2017 and 2016, respectively. These research and development expenses do not include medical affairs expenses. Included in expenses for the three and nine months ended September 30, 2017, was a non-cash charge of $2,851,000 for in-process Research and Development for the license of uveitis, including NIPU, in Europe, the Middle East and Africa, from pSivida (Note 8).
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
Accounting Standards Issued but Not Yet Effective
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as subsequently amended. ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017 for public entities, with early adoption permitted in the annual reporting period beginning after December 15, 2016. The Company is currently analyzing the effect of the standard to evaluate the impact of the new standard on its revenue recognition for customer contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. The Company currently recognizes revenue upon shipment of products. The assessment at this stage is that the Company does not expect the adoption of the new revenue recognition standard to have a material impact on its financial statements. The Company has completed a preliminary review of its contracts with its customers and identified the variable consideration provisions of the new guidance as potentially having the most

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact on the Company’s method of recognizing revenue. The Company will adopt the standard in the first quarter of 2018 using the modified retrospective method by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings.
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
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company has evaluated the adoption on its financial statements and other than certain reclassifications within the Company's cash flow statements, the Company does not expect the impact of the adoption to have a material effect on its financial statements.
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
To date, the Company has incurred recurring losses, negative cash flow from operations and has accumulated a deficit of $391,851,000 from inception through September 30, 2017. As of September 30, 2017, the Company had approximately $25,624,000 in cash and cash equivalents. The Company’s ability to achieve profitability and positive cash flow is dependent upon its ability to increase revenue and contain its expenses.
Further, the Company must maintain compliance with the debt covenants of the Term Loan Agreement (as defined below) (Notes 9 and 17). For September 2017, the Consolidated Group did not meet the six-month revenue covenant required under the Term Loan Agreement. As a result, the Consolidated Group was required to demonstrate it had $35,000,000 in liquidity (as defined in the Term Loan Agreement) as of the last business day in September 2017. On the last business day in September 2017, the Consolidated Group was not able to demonstrate it had $35,000,000 in liquidity. However, the Consolidated Group was able to demonstrate that it had $35,000,000 in liquidity on the business day immediately before the last business day in September 2017, the first business day in October 2017 and the last business day in October 2017. As a result, Hercules Capital, Inc. (Hercules) waived the Company’s non-compliance with the $35,000,000 liquidity requirement for September 2017.
During the nine months ended September 30, 2017, the Company raised $6,001,000 of additional equity via the Company’s at-the-market offering facility, which expired on August 13, 2017, in order to raise additional funds for operations and ensure compliance with its debt covenants. In management’s opinion, the uncertainty regarding future revenues raises doubt about the Company’s ability to continue as a going concern without access to alternate or additional debt or equity financing, over the course of the next twelve months.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. INVENTORY
Inventory consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Component parts (1)	$687	$115
Work-in-process (2)	308	18
Finished goods	743	353
Total inventory	1,738	486
Inventory reserve	—	(40)
Inventory — net	$1,738	$446
(1) Component parts inventory consists of manufactured components of the ILUVIEN applicator.
(2) Work-in-process primarily consists of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing or stability testing as required by regulatory authorities in Europe and the U.S.
6. INTANGIBLE ASSET
As a result of the U.S. Food and Drug Administration’s (FDA) approval of the New Drug Application (NDA) for ILUVIEN in September 2014, the Company was required to pay pSivida a milestone payment of $25,000,000 (the pSivida Milestone Payment) in October 2014. The Company had no intangible assets prior to September 2014.
The gross carrying amount of the intangible asset is $25,000,000, which is being amortized over approximately 13 years from the payment date. The amortization expense related to the intangible asset was $489,000 for the three months ended September 30, 2017 and 2016, respectively. The amortization expense related to the intangible asset was $1,451,000 and $1,457,000 for the nine months ended September 30, 2017 and 2016, respectively. The net book value of the intangible asset was $19,153,000 and $20,604,000 as of September 30, 2017 and December 31, 2016, respectively.
The estimated future amortization expense as of September 30, 2017 for the remaining periods in the next five years and thereafter is as follows:

Years Ending December 31	(In thousands)
2017	$489
2018	1,940
2019	1,940
2020	1,946
2021	1,940
Thereafter	10,898
Total	$19,153

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Accrued clinical investigator expenses	$556	$1,122
Accrued compensation expenses	514	1,020
Accrued rebate, chargeback and other revenue reserves	300	809
Accrued End of Term Payment (Note 9)	1,400	—
Other accrued expenses	744	807
Total accrued expenses	$3,514	$3,758
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
2008 Amended and Restated Collaboration Agreement
Pursuant to the payment terms of the 2008 Amended and Restated Agreement (the 2008 Agreement), the Company was required to share 20% of the net profits of ILUVIEN, determined on a cash basis and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN, as defined by the 2008 Agreement. In connection with the 2008 Agreement, the Company was entitled to recover 20% of commercial losses associated with ILUVIEN, as defined in the pSivida Agreement, that could be offset in any future quarter out of payments of pSivida’s share of net profits (the Future Offset). As of December 31, 2016, the total Future Offsets available to reduce future net profit payments to pSivida, as defined in the 2008 Agreement, was $24,475,000. In connection with the New Collaboration Agreement discussed below, the Company and pSivida agreed to cap the Future Offset amount at June 30, 2017 to $25,000,000. The Future Offset was not previously reflected on the Company’s balance sheet due to the uncertainty of future realizability.
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
Prior to entering into the New Collaboration Agreement, the Company held the worldwide license from pSivida for the use of FAc in pSivida’s proprietary delivery device for the treatment of all ocular diseases other than uveitis. The New Collaboration Agreement expands the license to include uveitis, including NIPU, in Europe, the Middle East and Africa and allows the Company to also pursue an indication for posterior uveitis for ILUVIEN in those territories.
The New Collaboration Agreement converts the Company’s obligation to share 20% of its net profits to a royalty payable on global net revenues of ILUVIEN. The Company will begin paying a 2% royalty on net revenues and other related consideration to pSivida beginning effective July 1, 2017. This royalty amount will increase to 6% upon the earliest of January 1, 2019, the receipt of the first marketing approval for ILUVIEN for the treatment of NIPU, or one year from the Company’s filing of a marketing authorization application in the EU for NIPU. The Company will pay an additional 2% royalty on global

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net revenues and other related consideration in excess of $75,000,000 in any year. During the three months ended September 30, 2017, the Company recognized approximately $196,000 of royalty expense, which is included in cost of goods sold, excluding depreciation and amortization, due to this royalty. As of September 30, 2017, this amount was included in the Company’s accounts payable.
The New Collaboration Agreement did not require an upfront cash payment by the Company. In connection with the New Collaboration Agreement, the Company agreed to forgive $10,000,000 of the total $25,000,000 of the Future Offset at the amendment date. Following the signing of the New Collaboration Agreement, the Company retains a right to recover up to the remaining $15,000,000 of the Future Offset. The Company will be able to recover up to $15,000,000 as a reduction of future royalties as follows:

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

The Company will forgive up to $5,000,000 of the remaining $15,000,000 of Future Offsets upon the earlier of the approval of ILUVIEN for posterior uveitis in any EU country or January 1, 2020, unless certain conditions under the New Collaboration Agreement are not met. If the amounts recoverable by the Company associated with the Future Offsets are less than $5,000,000 at that time, the Company will pay pSivida the difference in cash.
The Company valued the transaction utilizing a present value analysis at approximately $2,851,000. Because there was no approved indication for ILUVIEN for uveitis at the time, the Company expensed the $2,851,000 as a non-cash charge as in-process Research and Development Expense in the third quarter of 2017. The Company also recognized $2,851,000 for Recoverable Collaboration Costs for the value of the right of offset as a reduction of operating expenses. As a result, there was no impact on the Company’s operating loss or net loss for the three and nine months ended September 30, 2017.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. LOAN AGREEMENTS
Hercules Loan Agreement
2014 Loan Agreement
In April 2014, Limited, a subsidiary of the Company, entered into a loan and security agreement (2014 Loan Agreement) with Hercules providing for a term loan of up to $35,000,000 (2014 Term Loan), which Limited and Hercules amended in November 2015 (the First Loan Amendment), March 2016 (the Second Loan Amendment), May 2016 (the Third Loan Amendment), October 2016 (the Fourth Loan Amendment) and May 2017 (the Fifth Loan Amendment and, collectively with the 2014 Loan Agreement, the First Loan Amendment, the Second Loan Amendment, the Third Loan Amendment and the Fourth Loan Amendment, the Term Loan Agreement). Under the 2014 Loan Agreement, Hercules made an advance in the initial principal amount of $10,000,000 to Limited at closing to provide Limited with additional working capital for general corporate purposes and to repay a 2013 term loan with Silicon Valley Bank. Hercules made an additional advance of $25,000,000 to Limited in September 2014, following the approval of ILUVIEN by the FDA to fund the pSivida Milestone Payment. The 2014 Loan Agreement provided for interest only payments through November 2015. Interest on the 2014 Term Loan accrued at a floating per annum rate equal to the greater of (i) 10.90%, or (ii) the sum of (A) 7.65%, plus (B) the prime rate. Following the interest only period the 2014 Term Loan was due and payable to Hercules in equal monthly payments of principal and interest through May 1, 2018.
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
In July 2016, Limited obtained a waiver of the requirements of the liquidity covenant (the Waiver) because the Consolidated Group was not in compliance with the liquidity covenant as of June 30, 2016. The Waiver cured the default of the liquidity covenant then existing under the Term Loan Agreement and decreased the liquidity requirement. In addition, the

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Waiver modified the three-month revenue covenant so that it was not measured at July 31, 2016 and reduced the three-month revenue target to be measured at August 31, 2016. Following execution of the Waiver, Limited incurred a weekly ticking fee equal to 0.05% multiplied by the outstanding principal amount through the closing of the Company’s public offering in August 2016 (Note 12), totaling $65,000. Further, Limited paid Hercules a fee of $350,000 associated with the Waiver.
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
The Fourth Loan Amendment provides for interest only payments through November 30, 2018 (the Interest-Only Period). Pursuant to the Fourth Loan Amendment, interest on the Term Loan accrues at a floating per annum rate equal the greater of (i) 11.0% and (ii) the sum of (A) 11.0% plus (B) the prime rate as reported in The Wall Street Journal, or if not reported, the prime rate most recently reported in The Wall Street Journal, minus 3.5%. In addition to the interest described above, the principal balance of the Term Loan will bear “payment-in kind” interest at the rate of 1.0% (PIK Interest), which PIK Interest will be added to the outstanding principal balance of the Term Loan so as to increase the outstanding principal balance of the Term Loan on each payment date for the Term Loan and which amount will be payable when the aggregate outstanding principal amount of the Term Loan is payable. The Term Loan will be due and payable to Hercules in 24 equal monthly payments of principal and interest following the Interest-Only Period beginning on December 1, 2018 and matures in full on November 1, 2020. The interest rate on the Term Loan Agreement was 11.75% as of September 30, 2017.
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
October 2017 Waiver
For September 2017, the Consolidated Group did not meet the six-month revenue covenant required under the Term Loan Agreement. As a result, the Consolidated Group was required to demonstrate it had $35,000,000 in liquidity as of the last business day in September 2017. On the last business day in September 2017, the Consolidated Group was not able to demonstrate it had $35,000,000 in liquidity. However, the Consolidated Group was able to demonstrate that it had $35,000,000 in liquidity on the business day immediately before the last business day in September 2017, the first business day in October 2017 and the last business day in October 2017. As a result, Hercules waived the Company’s non-compliance with the $35,000,000 liquidity requirement at the end of September 2017.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Fair Value of Debt
The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing and the fair value of the warrants that were issued in connection with the Company’s notes payable are immaterial. Therefore, the carrying amount of the notes approximated their fair value at September 30, 2017 and December 31, 2016.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Series A convertible preferred stock	9,022,556	9,022,556	9,022,556	9,022,556
Series B convertible preferred stock	8,416,251	8,416,251	8,416,251	8,416,251
Series A convertible preferred stock warrants	4,511,279	4,511,279	4,511,279	4,511,279
Common stock warrants	1,795,663	1,336,947	1,795,663	1,336,947
Stock options	11,432,526	11,231,644	11,432,526	11,231,644
Restricted stock units	851,920	—	851,920	—
Total	36,030,195	34,518,677	36,030,195	34,518,677

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
These warrants are considered derivative instruments because the agreements provide for settlement in Series A Convertible Preferred Stock shares or common stock shares at the option of the holder, an adjustment to the warrant exercise price for common shares at some point in the future and contain anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants are subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. Therefore, the warrants were recorded as a liability at issuance. The warrant anti-dilution provisions lapsed in September 2014. At September 30, 2017 and December 31, 2016, the fair market value of the warrants was estimated to be approximately $0 and $188,000, respectively. During the three months ended September 30, 2017, the Company did not record a gain or a loss as a result of the change in fair value of the warrants. During the three months ended September 30, 2016, the Company recorded a loss of $588,000 as a result of the change in fair value of the warrants. During the nine months ended September 30, 2017 and 2016, the Company recorded gains of $188,000 and $1,755,000, respectively, as a result of the change in fair value of the warrants. The rights to exercise these warrants expired on October 1, 2017.
In 2014, 6,015,037 shares of common stock were issued pursuant to the conversion of 400,000 shares of Series A Convertible Preferred Stock. As of September 30, 2017, there were 600,000 shares of Series A Convertible Preferred Stock issued and outstanding.

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
12. COMMON STOCK
In September 2014, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen) to offer shares of its common stock from time to time through Cowen for the offer and sale of the shares up to an aggregate offering price of $35,000,000. During the nine months ended September 30, 2017, the Company sold a total of 4,203,015 shares of its common stock at a weighted average purchase price of $1.45 per share resulting in gross proceeds of approximately $6,001,000, prior to the payment of approximately $183,000 of sales agent discounts and commissions and related issuance costs. During the year ended December 31, 2016, the Company sold a total of 662,779 shares of its common stock at a weighted average purchase price of $1.83 per share, resulting in gross proceeds of $1,211,000, prior to the payment of approximately $62,000 of sales agent discounts and commissions and related issuance costs. Proceeds from the offering were used for general corporate and working capital purposes. The Company’s sales agreement with Cowen to sell additional shares expired on August 13, 2017.
In addition, in August 2016, pursuant to an underwriting agreement with Cowen, as representative of the several underwriters named therein, the Company closed a public offering in which it sold 18,900,000 shares of its common stock at a price to the public of $1.40 per share. The offering resulted in gross proceeds of $26,460,000, prior to the payment of approximately $1,309,000 of underwriter discounts and commissions and related issuance costs.
During the three and nine months ended September 30, 2017 and 2016, 38,732 and 41,413 shares of the Company’s common stock were acquired through its employee stock purchase plan resulting in proceeds of $41,000 and $78,000, respectively.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. STOCK INCENTIVE PLANS
Stock Option Plans
During the three months ended September 30, 2017 and 2016, the Company recorded compensation expense related to stock options of approximately $1,054,000 and $1,116,000, respectively. During the nine months ended September 30, 2017 and 2016, the Company recorded compensation expense related to stock options of approximately $3,033,000 and $3,683,000, respectively. As of September 30, 2017, the total unrecognized compensation cost related to non-vested stock options granted was $5,905,000 and is expected to be recognized over a weighted average period of 2.03 years. The following table presents a summary of stock option activity for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	11,481,801	$2.96	10,648,702	$3.30	10,804,412	$3.22	9,475,890	$3.43
Grants	74,000	1.50	749,250	1.53	1,722,800	1.24	2,169,750	2.06
Forfeitures	(122,546)	3.06	(114,837)	4.03	(1,093,957)	2.93	(313,297)	3.44
Exercises	(729)	1.49	(51,471)	1.33	(729)	1.49	(100,699)	1.56
Options outstanding at period end	11,432,526	2.95	11,231,644	3.18	11,432,526	2.95	11,231,644	3.18
Options exercisable at period end	8,018,852	3.21	7,116,615	3.26	8,018,852	3.21	7,116,615	3.26
Weighted average per share fair value of options granted during the period	$1.12		$1.17		$0.95		$1.56
The following table provides additional information related to outstanding stock options, exercisable stock options and stock options expected to vest as of September 30, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	11,432,526	$2.95	6.44 years	$223
Exercisable	8,018,852	3.21	5.51 years	36
Outstanding, vested and expected to vest	11,036,592	2.98	6.35 years	193
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan
During the three months ended September 30, 2017 and 2016, the Company recorded compensation expense related to its employee stock purchase plan of approximately $10,000 and $18,000, respectively. During the nine months ended September 30, 2017 and 2016, the Company recorded compensation expense related to its employee stock purchase plan of approximately $30,000 and $69,000, respectively.
Restricted Stock Units
During the nine months ended September 30, 2017, the Company granted 964,720 restricted stock units (RSUs) to its employees in lieu of a cash bonus program for 2017. As of September 30, 2017, 851,920 RSUs were outstanding. During the three and nine months ended September 30, 2017, the Company recorded compensation expense related these RSUs of approximately $238,000 and $639,000, respectively.
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
The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items. The Company’s effective tax rate for the nine months ended September 30, 2017 properly excluded tax benefits associated with year-to-date pre-tax losses generated in the U.S. and the Netherlands. Income tax positions are considered for uncertainty in accordance with ASC 740-10. The Company has recorded unrecognized tax benefits related to research and development tax credits. In accordance with ASC 740-10, such attributes are reduced to the amount that is expected to be recognized in the future. The Company has not accrued interest or penalties as no research and development credits have been utilized due to significant net operating losses (NOLs) available. The Company does not expect any decreases to the unrecognized tax benefits within the next twelve months due to any lapses in statute of limitations. Tax years since 2003 remain subject to examination in Georgia, Tennessee and at the federal level. The time period is longer than the standard statutory 3-year period due to NOLs from 2003 being available for utilization. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which the NOLs are utilized. Tax years since 2012 remain subject to examination in the United Kingdom and the Netherlands. Tax years since 2013 remain subject to examination in Germany.
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
At December 31, 2016, the Company had federal NOL carry-forwards of approximately $104,892,000 and state NOL carry-forwards of approximately $80,622,000 available to reduce future taxable income. The Company’s federal NOL carry-forwards remain fully reserved as of September 30, 2017. If not utilized, the federal NOL carry-forwards will expire at various dates between 2029 and 2036 and the state NOL carry-forwards will expire at various dates between 2020 and 2036.

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
There have been no changes in the methodologies used at September 30, 2017 and December 31, 2016.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

September 30, 2017
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. SEGMENT INFORMATION
For the three and nine months ended September 30, 2017 and 2016, there were three customers within the U.S. segment. Two of these customers, which are large pharmaceutical distributors, accounted for 73% and 75% of the Company’s consolidated revenues for the three months ended September 30, 2017 and 2016, respectively. These two customers also accounted for 73% and 74% of the Company’s consolidated revenues for the nine months ended September 30, 2016 and 2017, respectively. These same two customers within the U.S. segment accounted for approximately 83% and 90% of the Company’s consolidated accounts receivable at September 30, 2017 and December 31, 2016, respectively.
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
The following table presents a summary of the Company’s reporting segments for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016
	U.S.	International	Other	Consolidated	U.S.	International	Other	Consolidated
	(In thousands)
NET REVENUE	$7,143	$2,641	$—	$9,784	$6,184	$2,114	$—	$8,298
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(720)	(319)	—	(1,039)	(374)	(112)	—	(486)
GROSS PROFIT	6,423	2,322	—	8,745	5,810	2,002	—	7,812

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,360	984	3,076	5,420	1,984	1,083	194	3,261
GENERAL AND ADMINISTRATIVE EXPENSES	1,879	673	768	3,320	2,207	778	660	3,645
SALES AND MARKETING EXPENSES	4,141	1,551	310	6,002	5,410	1,762	280	7,452
DEPRECIATION AND AMORTIZATION	—	—	679	679	—	—	697	697
RECOVERABLE COLLABORATION COSTS	—	—	(2,851)	(2,851)	—	—	—	—
OPERATING EXPENSES	7,380	3,208	1,982	12,570	9,601	3,623	1,831	15,055
SEGMENT LOSS FROM OPERATIONS	(957)	(886)	(1,982)	(3,825)	(3,791)	(1,621)	(1,831)	(7,243)
OTHER INCOME AND EXPENSES, NET	—	—	(1,437)	(1,437)	—	—	(1,969)	(1,969)
NET LOSS BEFORE TAXES				$(5,262)				$(9,212)

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of the Company’s reporting segments for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
	U.S.	International	Other	Consolidated	U.S.	International	Other	Consolidated
	(In thousands)
NET REVENUE	$19,643	$7,127	$—	$26,770	$17,511	$6,145	$—	$23,656
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,671)	(724)	—	(2,395)	(964)	(456)	—	(1,420)
GROSS PROFIT	17,972	6,403	—	24,375	16,547	5,689	—	22,236

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	4,016	2,243	3,509	9,768	5,560	3,217	709	9,486
GENERAL AND ADMINISTRATIVE EXPENSES	5,410	2,068	2,118	9,596	6,254	2,656	2,169	11,079
SALES AND MARKETING EXPENSES	11,707	3,930	927	16,564	15,904	5,292	875	22,071
DEPRECIATION AND AMORTIZATION	—	—	2,012	2,012	—	—	2,082	2,082
RECOVERABLE COLLABORATION COSTS	—	—	(2,851)	(2,851)	—	—	—	—
OPERATING EXPENSES	21,133	8,241	5,715	35,089	27,718	11,165	5,835	44,718
SEGMENT LOSS FROM OPERATIONS	(3,161)	(1,838)	(5,715)	(10,714)	(11,171)	(5,476)	(5,835)	(22,482)
OTHER INCOME AND EXPENSES, NET	—	—	(3,970)	(3,970)	—	—	(4,682)	(4,682)
NET LOSS BEFORE TAXES				$(14,684)				$(27,164)

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. SUBSEQUENT EVENTS
As discussed in Notes 4 and 9, for September 2017, the Consolidated Group did not meet the six-month revenue covenant required under the Term Loan Agreement. As a result, the Consolidated Group was required to demonstrate it had $35,000,000 in liquidity as of the last business day in September 2017. On the last business day in September 2017, the Consolidated Group was not able to demonstrate it had $35,000,000 in liquidity. However, the Consolidated Group was able to demonstrate that it had $35,000,000 in liquidity on the business day immediately before the last business day in September 2017, the first business day in October 2017 and the last business day in October 2017. As a result, Hercules waived the Company’s non-compliance with the $35,000,000 liquidity requirement for September 2017.
On October 20, 2017, the Company entered into a Common Stock Sales Agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (HCW). The Sales Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company may issue and sell through HCW, acting as sales agent, shares (the Shares) of the Company’s common stock having an aggregate offering price of up to $25,000,000. The Company has no obligation to sell any Shares under the Sales Agreement. The issuance and sale, if any, of the Shares under the Sales Agreement is subject to the effectiveness of the Company’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on October 20, 2017 (the Registration Statement). The Company makes no assurances as to if or whether the Registration Statement will become effective or, if it does become effective, as to the continued effectiveness of the Registration Statement. As of the filing of this Report on Form 10-Q, the Company has not sold any shares of common stock pursuant to the Sales Agreement.

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
As part of the approval process for DME in Europe, we committed to conduct a five-year, post-authorization, open label registry study in 800 patients treated with ILUVIEN. In the fourth quarter of 2016, we requested approval to modify our protocol to cap enrollment in the study due to our post market safety surveillance not showing any unexpected safety signals. As of September 30, 2017, 562 patients were enrolled in this study. We received regulatory approval to cap enrollment in the study from the Medicines & Healthcare products Regulatory Agency (MHRA) in July 2017.
In July 2017, we amended our license for the technology underlying ILUVIEN to include the treatment of uveitis, including non-infectious posterior uveitis (NIPU), in Europe, the Middle East and Africa from pSivida US, Inc. (pSivida). Uveitis is an inflammatory disease of the uveal tract, which is comprised of the iris, ciliary body and choroid, that can lead to severe vision loss and blindness. We plan to file an application for a new indication for ILUVIEN for NIPU in the 17 EEA countries where ILUVIEN is currently approved for the treatment of DME.
We launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013, in the U.S. and Portugal in the first quarter of 2015. We began selling ILUVIEN in Austria in the first quarter of 2017 and we expect to begin sales of ILUVIEN in Ireland in the fourth quarter of 2017.
In addition, we have entered into various agreements under which distributors will provide regulatory, reimbursement or sales and marketing support for future commercialization of ILUVIEN in several countries in the Middle East, as well as France, Italy, Spain, Australia, New Zealand and Canada. In the third quarter of 2016, our Middle East distributor launched ILUVIEN and initiated named patient sales in the United Arab Emirates. Our Italian distributor launched ILUVIEN in Italy in the second quarter of 2017. As of September 30, 2017, we have recognized sales of ILUVIEN to our distributors in the Middle East, Italy and Spain.
We commenced operations in June 2003. Since our inception we have incurred significant losses. As of September 30, 2017, we have accumulated a deficit of $391.9 million. We expect to continue to incur losses as we:

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
As of September 30, 2017, we had approximately $25.6 million in cash and cash equivalents.
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
2008 Amended and Restated Collaboration Agreement
Pursuant to the payment terms of the 2008 Amended and Restated Agreement (the 2008 Agreement), we were required to share 20% of the net profits of ILUVIEN, determined on a cash basis and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN, as defined by the 2008 Agreement. In connection with the 2008 Agreement, we were entitled to recover 20% of commercial losses associated with ILUVIEN, as defined in the pSivida Agreement, that could be offset in any future quarter out of payments of pSivida’s share of net profits (the Future Offset). As of December 31, 2016, the total Future Offsets available to reduce future net profit payments to pSivida, as defined in the 2008 Agreement, was $24.5 million. In connection with the New Collaboration Agreement discussed below, we and pSivida agreed to cap the Future Offset amount at June 30, 2017 to $25.0 million. The Future Offset was not previously reflected on our balance sheet due to the uncertainty of future realizability.
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
Prior to entering into the New Collaboration Agreement, we held the worldwide license from pSivida for the use of FAc in pSivida’s proprietary delivery device for the treatment of all ocular diseases other than uveitis. The New Collaboration Agreement expands the license to include uveitis, including NIPU, in Europe, the Middle East and Africa and allows us to also pursue an indication for posterior uveitis for ILUVIEN in those territories.
The New Collaboration Agreement converts our obligation to share 20% of our net profits to a royalty payable on global net revenues of ILUVIEN. We will begin paying a 2% royalty on net revenues and other related consideration to pSivida beginning effective July 1, 2017. This royalty amount will increase to 6% upon the earliest of January 1, 2019, the receipt of the first marketing approval for ILUVIEN for the treatment of NIPU, or one year from our filing of a marketing authorization application in the EU for NIPU. We will pay an additional 2% royalty on global net revenues and other related consideration in excess of $75.0 million in any year. During the three months ended September 30, 2017, we recognized approximately $196,000 of royalty expense, which is included in cost of goods sold, excluding depreciation and amortization, due to this royalty. As of September 30, 2017, this amount was included in our accounts payable.
The New Collaboration Agreement did not require an upfront cash payment from us. In connection with the New Collaboration Agreement, we agreed to forgive $10.0 million of the total $25.0 million of the Future Offset at the amendment date. Following the signing of the New Collaboration Agreement, we retain a right to recover up to an additional $15.0 million of the Future Offset. We will be able to recover up to $15.0 million as a reduction of future royalties as follows:

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

We will forgive up to $5.0 million of the remaining $15.0 million of Future Offsets upon the earlier of the approval of ILUVIEN for posterior uveitis in any EU country or January 1, 2020, unless certain conditions under the New Collaboration Agreement are not met. If the amounts recoverable by us associated with the Future Offsets are less than $5.0 million at that time, we will pay pSivida the difference in cash.
We valued the transaction utilizing a present value analysis at approximately $2.9 million. Because there was no approved indication for ILUVIEN for uveitis at the time, we expensed the $2.9 million as a non-cash charge as in-process Research and Development Expense in the third quarter of 2017. We also recognized $2.9 million for Recoverable Collaboration Costs for the value of the right of offset as a reduction of operating expenses. As a result, there was no impact on our operating loss or net loss for the three and nine months ended September 30, 2017.

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
We concluded that the Second Loan Amendment resulted in a substantial modification of the terms of debt when considered with the First Loan Amendment in accordance with the guidance in Accounting Standard Codification (ASC) 470-50, Debt. As a result, we accounted for the Second Loan Amendment as an extinguishment and recognized a loss on early extinguishment of debt of approximately $2.6 million within the consolidated statement of operations for the year ended December 31, 2016. The loss on early extinguishment consisted primarily of the unamortized debt discount associated with the warrant and debt issuance costs incurred prior to the Second Loan Amendment, the incremental fair value of the warrant as a result of modifying the terms of the warrant and the debt issuance costs of $360,000 paid to Hercules for the Second Loan Amendment.
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
The Fourth Loan Amendment provides for interest only payments through November 30, 2018 (the Interest-Only Period). Pursuant to the Fourth Loan Amendment, interest on the Term Loan accrues at a floating per annum rate equal to the greater of (i) 11.0% and (ii) the sum of (A) 11.0% plus (B) the prime rate as reported in The Wall Street Journal, or if not reported, the prime rate most recently reported in The Wall Street Journal, minus 3.5%. In addition to the interest described above, the principal balance of the Term Loan will bear “payment-in kind” interest at the rate of 1.0% (PIK Interest), which PIK Interest will be added to the outstanding principal balance of the Term Loan so as to increase the outstanding principal balance of the Term Loan on each payment date for the Term Loan and which amount will be payable when the aggregate outstanding principal amount of the Term Loan is payable. The Term Loan will be due and payable to Hercules in 24 equal monthly payments of principal and interest following the Interest-Only Period beginning on December 1, 2018 and matures in full on November 1, 2020. The interest rate on the Term Loan Agreement was 11.75% as of September 30, 2017.
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
October 2017 Waiver
For September 2017, the Consolidated Group did not meet the six-month revenue covenant required under the Term Loan Agreement. As a result, the Consolidated Group was required to demonstrate it had $35.0 million in liquidity (as defined in the Term Loan Agreement) as of the last business day in September 2017. On the last business day in September 2017, the Consolidated Group was not able to demonstrate it had $35.0 million in liquidity. However, the Consolidated Group was able to demonstrate that had $35.0 million in liquidity on the business day immediately before the last business day in September 2017, the first business day in October 2017 and the last business day in October 2017. As a result, Hercules waived the Consolidated Group’s non-compliance with the $35.0 million liquidity requirement for September 2017.

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
Fair Value of Debt
The weighted average interest rates of our notes payable approximate the rate at which we could obtain alternative financing and the fair value of the warrants that were issued in connection with our notes payable are immaterial. Therefore, the carrying amount of the notes approximated their fair value at September 30, 2017 and December 31, 2016.

Financial Operations Overview

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
NET REVENUE	$9,784	$8,298	$26,770	$23,656
GROSS PROFIT	8,745	7,812	24,375	22,236
OPERATING EXPENSES	12,570	15,055	35,089	44,718
NET LOSS FROM OPERATIONS	(3,825)	(7,243)	(10,714)	(22,482)
NET LOSS	(5,285)	(9,245)	(14,777)	(27,248)
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
Net revenue increased by approximately $1.5 million, or 18%, to approximately $9.8 million for the three months ended September 30, 2017 and by approximately $3.1 million, or 13%, to approximately $26.8 million for the nine months ended September 30, 2017. The increase was primarily attributable to increased sales volume in the U.S. and international segments.
Gross Profit
Gross profit is impacted by costs of goods sold which includes costs of manufactured goods sold, royalty expenses, and net profit amounts owed to pSivida, as defined in the pSivida Agreement. Additionally, revenue from our international distributors will fluctuate depending on the timing of the shipment to the distributor and the distributors’ sales of ILUVIEN to their customers.
Gross profit increased by approximately $900,000, or 12%, to $8.7 million for three months ended September 30, 2017, compared to $7.8 million for the three months ended September 30, 2016. Gross margin was 89% and 94% for the three months ended September 30, 2017 and 2016, respectively. The change in gross margin was primarily impacted by royalty expense payable to pSivida.
Gross profit increased by approximately $2.2 million, or 10%, to $24.4 million for nine months ended September 30, 2017, compared to $22.2 million for the nine months ended September 30, 2016. Gross margin was 92% and 94% for the nine months ended September 30, 2017 and 2016, respectively.
Operating Expenses
Operating expenses decreased by approximately $2.5 million, or 17%, to approximately $12.6 million for the three months ended September 30, 2017, primarily as a result of decreases in sales and marketing expenses of approximately $1.5 million, in research, development and medical affairs expenses of approximately $700,000 and in general and administrative expenses of approximately $300,000.
Operating expenses decreased by approximately $9.6 million, or 21%, to approximately $35.1 million for the nine months ended September 30, 2017, primarily as a result of decreases in sales and marketing expenses of approximately $5.5 million, in research, development and medical affairs expenses of approximately $2.6 million and in general and administrative expenses of approximately $1.5 million.
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
Our only commercial product is ILUVIEN, which has received marketing authorization in the U.S., Austria, Belgium, the Czech Republic, Denmark, Finland, Germany, France, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and the United Kingdom. In the U.S., ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in IOP. In the EEA countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. Our distributor partners are assisting us with obtaining approvals in the Middle East and in other jurisdictions for DME.
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
We launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013, in the U.S. and Portugal in the first quarter of 2015. We began selling ILUVIEN in Austria in the first quarter of 2017, and we expect to begin sales of ILUVIEN in Ireland in the fourth quarter of 2017.
We have an International marketing and sales team, including local management and sales teams in France, Germany, Portugal and the United Kingdom, totaling 27 persons as of September 30, 2017. We also have a U.S. marketing and field force, including sales personnel, reimbursement specialists and payor relations directors, totaling 49 persons as of September 30, 2017.
In the fourth quarter of 2016, after unsuccessfully negotiating with the French government to obtain an appropriate price, we decided to close operations in France. We expect the closing of operations to be completed in the fourth quarter of 2017. In August 2017, we signed a distribution agreement with a third party who will serve as our exclusive distributor in France.
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
U.S. Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
NET REVENUE	$7,143	$6,184	$19,643	$17,511
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(720)	(374)	(1,671)	(964)
GROSS PROFIT	6,423	5,810	17,972	16,547

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,360	1,984	4,016	5,560
GENERAL AND ADMINISTRATIVE EXPENSES	1,879	2,207	5,410	6,254
SALES AND MARKETING EXPENSES	4,141	5,410	11,707	15,904
OPERATING EXPENSES	7,380	9,601	21,133	27,718
SEGMENT LOSS FROM OPERATIONS	$(957)	$(3,791)	$(3,161)	$(11,171)
Three months ended September 30, 2017 compared to the three months ended September 30, 2016
Net Revenue. Net revenue increased by approximately $900,000, or 15%, to approximately $7.1 million for the three months ended September 30, 2017 compared to approximately $6.2 million for the three months ended September 30, 2016. The increase was primarily attributable to an increase in end user unit demand.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by approximately $350,000, or 95%, to approximately $720,000 for the three months ended September 30, 2017 compared to approximately $370,000 for the three months ended September 30, 2016, as a result of increased sales for the three months ended September 30, 2017 and royalty expense payable to pSivida of approximately $140,000.
Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $600,000, or 30%, to approximately $1.4 million for the three months ended September 30, 2017 compared to approximately $2.0 million for the three months ended September 30, 2016. The decrease was primarily attributable to decreases of approximately $220,000 in scientific communication costs, $200,000 in personnel costs and $110,000 of costs related to maintaining the U.S. registration of ILUVIEN.
General and administrative expenses. General and administrative expenses decreased by approximately $300,000, or 14%, to approximately $1.9 million for the three months ended September 30, 2017 compared to approximately $2.2 million for the three months ended September 30, 2016. The decrease was primarily attributable to a decrease of approximately $360,000 for certain professional fees associated with pursuing alternative debt options incurred during 2016, offset by increases in other various expenses.
Sales and Marketing expenses. Sales and marketing expenses decreased by approximately $1.3 million, or 24%, to approximately $4.1 million for the three months ended September 30, 2017 compared to approximately $5.4 million for the three months ended September 30, 2016. The decrease was primarily attributable to decreases of approximately $620,000 in marketing costs, $390,000 for personnel costs and $140,000 in market access costs. These reductions were a result of the cost savings program we implemented in late 2016.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
Net Revenue. Net revenue increased by approximately $2.1 million, or 12%, to approximately $19.6 million for the nine months ended September 30, 2017 compared to approximately $17.5 million for the nine months ended September 30, 2016. The increase was primarily attributable to an increase in end user unit demand.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by approximately $360,000, or 77%, to approximately $1.7 million for the nine months ended September 30, 2017 compared to approximately $960,000 for the nine months ended September 30, 2016, as a result of an increase in net profit amounts owed to pSivida, as defined in the pSivida Agreement from the first quarter of 2017, royalty expense payable to pSivida from the third quarter of 2017 and from increased sales for the nine months ended September 30, 2017.
Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $1.6 million, or 29%, to approximately $4.0 million for the nine months ended September 30, 2017 compared to approximately $5.6 million for the nine months ended September 30, 2016. The decrease was primarily attributable to decreases of approximately $650,000 in personnel costs, $390,000 in scientific communication costs and $320,000 of costs related to maintaining the U.S. registration of ILUVIEN.
General and administrative expenses. General and administrative expenses decreased by approximately $900,000, or 14%, to approximately $5.4 million for the nine months ended September 30, 2017 compared to approximately $6.3 million for the nine months ended September 30, 2016. The decrease was primarily attributable to decreases of approximately $360,000 for certain professional fees associated with pursuing alternative debt options incurred during 2016, $290,000 in bonus expense as we granted restricted stock unit awards to our non-field personnel in lieu of a cash bonus program in 2017 and $200,000 in costs associated with the 2016 dispute between us and pSivida that was later settled in 2017.
Sales and Marketing expenses. Sales and marketing expenses decreased by approximately $4.2 million, or 26%, to approximately $11.7 million for the nine months ended September 30, 2017 compared to approximately $15.9 million for the nine months ended September 30, 2016. The decrease was primarily attributable to decreases of $1.8 million for personnel costs, $1.5 million in marketing costs, $370,000 in market access costs and $320,000 in travel and entertainment costs. These reductions were a result of the cost savings program we implemented in late 2016.

International Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
NET REVENUE	$2,641	$2,114	$7,127	$6,145
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(319)	(112)	(724)	(456)
GROSS PROFIT	2,322	2,002	6,403	5,689

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	984	1,083	2,243	3,217
GENERAL AND ADMINISTRATIVE EXPENSES	673	778	2,068	2,656
SALES AND MARKETING EXPENSES	1,551	1,762	3,930	5,292
OPERATING EXPENSES	3,208	3,623	8,241	11,165
SEGMENT LOSS FROM OPERATIONS	$(886)	$(1,621)	$(1,838)	$(5,476)
Three months ended September 30, 2017 compared to the three months ended September 30, 2016
Net Revenue. Net revenue increased by approximately $300,000, or 14%, to approximately $2.6 million for the three months ended September 30, 2017 compared to approximately $2.1 million for the three months ended September 30, 2016. The increase was primarily attributable to increased sales of ILUVIEN in Germany as well as the initial shipments of ILUVIEN to our distribution partner in Italy.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by approximately $210,000, or 191%, to approximately $320,000 for the three months ended September 30, 2017 compared to approximately $110,000 for the three months ended September 30, 2016. The increase was attributable to an increase in the number of units sold in our international segment, including to our international distributors and royalty expense payable to pSivida.
Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $120,000, or 11%, to approximately $980,000 for the three months ended September 30, 2017 compared to approximately $1.1 million for the three months ended September 30, 2016. The decrease was primarily attributable to a decrease in our international scientific study costs including the five-year, post-authorization, open label registry study in Europe.
General and administrative expenses. General and administrative expenses decreased by approximately $110,000, or 14%, to approximately $670,000 for the three months ended September 30, 2017 compared to approximately $780,000 for the three months ended September 30, 2016. The decrease was primarily attributable to a decrease in personnel and travel and entertainment costs.
Sales and Marketing expenses. Sales and marketing expenses decreased by approximately $300,000, or 17%, to approximately $1.5 million for the three months ended September 30, 2017 compared to approximately $1.8 million for the three months ended September 30, 2016. The decrease was primarily attributable to decreases of $120,000 in marketing costs as a result of the cost savings program we implemented in late 2016 and $110,000 in market access costs.
Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
Net Revenue. Net revenue increased by approximately $1.0 million, or 16%, to approximately $7.1 million for the nine months ended September 30, 2017 compared to approximately $6.1 million for the nine months ended September 30, 2016. The increase was primarily attributable to increased sales volume in the countries in which we operate directly in Europe and sales to our international distributors.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by approximately $260,000, or 57%, to approximately $720,000 for the nine months ended September 30, 2017 compared to approximately $460,000 for the nine months ended September 30, 2016. The increase was primarily attributable to increases in sales volume, in supplier and manufacturing costs and royalty expense payable to pSivida from the third quarter of 2017.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $1.0 million, or 31%, to approximately $2.2 million for the nine months ended September 30, 2017 compared to approximately $3.2 million for the nine months ended September 30, 2016. The decrease was primarily attributable to decreases of $850,000 in our international scientific study costs including the five-year, post-authorization, open label registry study in Europe, $110,000 in pharmacovigilance costs and $110,000 of costs related to maintaining our international registrations of ILUVIEN, offset by increases in other various expenses.
General and administrative expenses. General and administrative expenses decreased by approximately $600,000, or 22%, to approximately $2.1 million for the nine months ended September 30, 2017 compared to approximately $2.7 million for the nine months ended September 30, 2016. The decrease was primarily attributable to decreases of $460,000 in personnel and travel and entertainment costs, and $100,000 in professional fees including legal and tax preparation fees.
Sales and Marketing expenses. Sales and marketing expenses decreased by approximately $1.4 million, or 26%, to approximately $3.9 million for the nine months ended September 30, 2017 compared to approximately $5.3 million for the nine months ended September 30, 2016. The decrease was primarily attributable to decreases of $520,000 in marketing costs as a result of the cost savings program we implemented in late 2016, $410,000 in market access costs in the United Kingdom and Germany and $290,000 in personnel costs.
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
Within the respective financial statement line items included in the Other segment, stock-based compensation expense, collectively, increased by approximately $200,000, or 18%, to $1.3 million for three months ended September 30, 2017, compared to $1.1 million for the three months ended September 30, 2016. Stock-based compensation expense, collectively, decreased by approximately $100,000, or 3%, to $3.7 million for nine months ended September 30, 2017, compared to $3.8 million for the nine months ended September 30, 2016.
Depreciation and amortization decreased by approximately $20,000, or 3%, to $680,000 for three months ended September 30, 2017, compared to $700,000 for the three months ended September 30, 2016. Depreciation and amortization decreased by approximately $100,000, or 5%, to $2.0 million for nine months ended September 30, 2017, compared to $2.1 million for the nine months ended September 30, 2016.
In July 2017, we acquired the license rights to uveitis from pSivida for Europe, the Middle East and Africa and restructured our collaboration agreement. The restructuring included a conversion of our obligation to share profits from the commercialization of ILUVIEN to a royalty on net revenue. As consideration for the uveitis rights and the profit share conversion, we agreed to reduce its right to utilize pSivida’s share of previous losses associated with the commercialization of ILUVIEN which would have been used to partially offset future profit sharing payments under the prior collaboration agreement. This right of offset was previously fully reserved on our financial statements due to the uncertainty of future realizability. We valued the transaction utilizing a present value analysis at approximately $2.9 million. Because there was no approved indication for ILUVIEN for uveitis at the time, we expensed the $2.9 million as a non-cash charge as in-process Research and Development Expense in the third quarter of 2017. We also recognized a Recovery of Prior Collaboration Losses of $2.9 million for the value of the right of offset as a reduction of operating expenses. As a result, there was no impact on our operating loss or net loss for the three and nine months ended September 30, 2017.

Consolidated other income and expense
The following selected unaudited financial and operating data are derived from our consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Interim Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
NET LOSS FROM OPERATIONS	$(3,825)	$(7,243)	$(10,714)	$(22,482)

INTEREST EXPENSE, NET AND OTHER	(1,431)	(1,330)	(4,152)	(3,842)
UNREALIZED FOREIGN CURRENCY LOSS, NET	(6)	(51)	(6)	(31)
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	—	(588)	188	1,755
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	—	(2,564)
NET LOSS BEFORE TAXES	(5,262)	(9,212)	(14,684)	(27,164)
PROVISION FOR TAXES	(23)	(33)	(93)	(84)
NET LOSS	$(5,285)	$(9,245)	$(14,777)	$(27,248)
Interest expense, net and other.
Interest expense, net and other was approximately $1.4 million for the three months ended September 30, 2017 and approximately $1.3 million for the three months ended September 30, 2016. Interest incurred in both periods was related to the 2014 Term Loan and related amendments with Hercules.
Interest expense, net and other was approximately $4.2 million for the nine months ended September 30, 2017 and approximately $3.8 million for the nine months ended September 30, 2016. Interest incurred in both periods was related to the 2014 Term Loan and related amendments with Hercules.
Unrealized foreign currency loss, net.
We recorded a non-cash unrealized foreign currency losses of approximately $6,000 and $50,000 for the three months ended September 30, 2017 and 2016, respectively. The unrealized foreign currency losses were primarily attributable to the changing values of the Euro and the British pound sterling during the three months ended September 30, 2017 and 2016, respectively.
We recorded a non-cash unrealized foreign currency losses of approximately $6,000 and $30,000 for the nine months ended September 30, 2017 and 2016, respectively. The unrealized foreign currency losses were primarily attributable to the changing values of the Euro and the British pound sterling during the nine months ended September 30, 2017 and 2016, respectively.
Change in fair value of derivative warrant liability.
There was no gain or loss for a change in fair value of derivative warrant liability for the three months ended September 30, 2016. An increase in the fair value of our derivative warrant liability resulted in a non-cash loss of approximately $590,000 for the three months ended September 30, 2016. For the nine months ended September 30, 2017 and 2016, we recorded gains of approximately $190,000 and $1.8 million, respectively, for the decrease in the fair value of our derivative warrant liability. The change in fair value was primarily attributable to the decreasing time remaining to exercise the warrants.
Loss on early extinguishment of debt.
We recorded a loss on early extinguishment of debt of approximately $2.6 million for the nine months ended September 30, 2016, as a result of the Second Loan Amendment to our 2014 Term Loan with Hercules.

Liquidity and Capital Resources
To date, we have incurred negative cash flow from operations and have accumulated a deficit of $391.9 million from our inception through September 30, 2017.
As of September 30, 2017, we had approximately $25.6 million in cash and cash equivalents.
We launched ILUVIEN in Germany and the United Kingdom in the second quarter of 2013, in the U.S. and Portugal in the first quarter of 2015. We began selling ILUVIEN in Austria in the first quarter of 2017 and we expect to begin sales of ILUVIEN in Ireland in the fourth quarter of 2017.
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
The Term Loan Agreement requires that we maintain at least $25.0 million in liquid assets, with a minimum of $12.5 million in cash. Additionally, in any month in which we have $35.0 million in liquidity, including cash and eligible accounts receivable, the revenue and adjusted EBITDA covenants requirement will be waived. For September 2017, the Consolidated Group did not meet the six-month revenue covenant required under the Term Loan Agreement. As a result, the Consolidated Group was required to demonstrate it had $35.0 million in liquidity as of the last business day in September 2017. On the last business day in September 2017, the Consolidated Group was not able to demonstrate it had $35.0 million in liquidity. However, the Consolidated Group was able to demonstrate that had $35.0 million in liquidity on the business day immediately before the last business day in September 2017, the first business day in October 2017 and the last business day in October 2017. As a result, Hercules waived the Consolidated Group’s non-compliance with the $35.0 million liquidity requirement for September 2017.
As a result of the limited revenue generated by ILUVIEN to date, our negative cash flow from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. Our Interim Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. We believe that we have sufficient funds to allow us to become cash flow positive in the countries in which we sell ILUVIEN. However, during the nine months ended September 30, 2017, we raised approximately $6.0 million of additional equity via the Company’s at-the-market offering facility in order to raise additional funds for operations and ensure compliance with its debt covenants. Our sales agreement with Cowen and Company, LLC to sell additional shares expired on August 13, 2017
We cannot be sure that alternative or additional financing will be available if and when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result and the terms of any new equity securities may have a preference over our common stock. If we attempt to raise additional funds through strategic collaboration agreements and debt financing, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements, or the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to commercialize ILUVIEN or any future products or product candidates or operate our business.
For the nine months ended September 30, 2017, cash used by our operations of $11.2 million was primarily due to our net loss of $14.8 million offset by non-cash items, including $3.7 million of stock-based compensation expense, $2.0 million for depreciation and amortization and $1.1 million for non-cash interest expense associated with our debt discount. Increasing cash used in operations was a decrease in other long term liabilities of $1.5 million and increases in inventory of $1.3 million, prepaid expenses and other current assets of $550,000 and a decrease in accounts payable, accrued expenses and other current liabilities of $240,000. These increases were offset by a decrease in accounts receivable of $600,000.
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
For the nine months ended September 30, 2017, net cash used in our investing activities was approximately $230,000, which was due to the purchase of property and equipment, primarily for the purchase of manufacturing equipment and software.
For the nine months ended September 30, 2016, net cash used in our investing activities was approximately $120,000, which was due to the purchase of property and equipment, primarily the purchase of accounts payable software and leasehold improvements.
For the nine months ended September 30, 2017, net cash provided by our financing activities was approximately $5.7 million. During the second and third quarters of 2017, we sold a total of 4,203,015 shares of our common stock at a weighted average purchase price of $1.45 per share resulting in gross proceeds of approximately $6.0 million, prior to the payment of approximately $180,000 of sales agent discounts and commissions and related issuance costs.
For the nine months ended September 30, 2016, net cash provided by our financing activities was approximately $25.6 million. In August 2016, we closed an underwritten public offering pursuant to which we sold and issued 18,900,000 shares of our common stock at a price to the public of $1.40 per share, resulting in gross proceeds of approximately $26.5 million. Offsetting this increase were payments of approximately $1.2 million in payments of the issuance costs of common stock, $720,000 associated with the amendments of our Term Loan Agreement and $180,000 in payments on capital leases.
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

Accounting Standards Issued but Not Yet Effective
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017 for public entities, with early adoption permitted in the annual reporting period beginning after December 15, 2016. We are currently analyzing the effect of the standard to evaluate the impact of the new standard on our revenue recognition for customer contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. We currently recognize revenue upon shipment of products. The assessment at this stage is that we do not expect the adoption of the new revenue recognition standard to have a material impact on our financial statements. We have completed a preliminary review of our contracts with our customers and identified the variable consideration provisions of the new guidance as potentially having the most impact on our method of recognizing revenue. We will adopt the standard in the first quarter of 2018 using the modified retrospective method by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings.
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
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We have evaluated the adoption on our financial statements and other than certain reclassifications within our cash flow statements, we do not expect the impact of the adoption to have a material effect on our financial statements.
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
Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our loan agreement with Hercules. We do not believe we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $89,000 and $265,000 increase in interest expense for the three and nine months ended September 30, 2017, respectively.
Credit Quality Risk
We are subject to credit risk in connection with accounts receivable from our product sales of ILUVIEN. We have contractual payment terms with each of our customers and we monitor our customers’ financial performance and credit worthiness so that we can properly assess and respond to any changes in their credit profile. During the three and nine months ended September 30, 2017 and 2016, we did not recognize any charges for write-offs of accounts receivable. As of September 30, 2017 and December 31, 2016, three U.S.-based distributors accounted for 83% and 90%, respectively, of our accounts receivable balances.
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

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Both parties have answered each other’s complaint and counterclaims and denied liability. This lawsuit is currently in discovery. No trial date has been set and we do not expect a trial date to be set until the second quarter of 2018 at the earliest. We are not able to predict the outcome.
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

10.50
Second Amended and Restated Collaboration Agreement by and between pSivida US Inc. and Alimera Sciences, Inc. dated July 10, 2017 (filed as Exhibit 10.23 to pSivida Corp.’s Annual Report on Form 10-K for the year ended June 30, 2017 (SEC File No. 000-51122) and incorporated herein by reference).

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

ALIMERA SCIENCES, INC.

November 3, 2017	By:	/s/ C. Daniel Myers
C. Daniel Myers
Chief Executive Officer
(Principal Executive Officer)

November 3, 2017	By:	/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
President and Chief Financial Officer
(Principal Financial and Accounting Officer)