Form 10-Q
period 2018-03-31
ALIMERA SCIENCES INC
filed 2018-05-09
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2018 there were 70,038,411 shares of the registrant’s Common Stock issued and outstanding.

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
All written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We caution investors not to rely too heavily on the forward-looking statements we make or that are made on our behalf. We undertake no obligation, and specifically decline any obligation, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Please see, however, any further disclosures we make on related subjects in any annual, quarterly or current reports that we may file with the Securities and Exchange Commission (SEC).
We encourage you to read the discussion and analysis of our financial condition and our condensed consolidated financial statements contained in this report. We also encourage you to read Item 1A of Part II of this Quarterly Report on Form 10-Q, entitled “Risk Factors” and Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which contains a more detailed discussion of some of the risks and uncertainties associated with our business. In addition to the risks described above, other unknown or unpredictable factors also could affect our results. There can be no assurance that we will in fact achieve the actual results or developments we anticipate or, even if we do substantially realize them, that they will have the expected consequences to, or effects on, us. Therefore, we can give no assurances that we will achieve the outcomes stated in those forward-looking statements and estimates.

PART I. FINANCIAL INFORMATION
ITEM 1. Interim Condensed Consolidated Financial Statements (unaudited)
ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$20,253	$24,067
Restricted cash	35	34
Accounts receivable, net	12,354	11,435
Prepaid expenses and other current assets	1,992	2,278
Inventory (Note 6)	1,224	1,508
Total current assets	35,858	39,322
NON-CURRENT ASSETS:
Property and equipment, net	1,531	1,410
Intangible asset, net (Note 7)	18,185	18,664
Deferred tax asset	543	528
TOTAL ASSETS	$56,117	$59,924
CURRENT LIABILITIES:
Accounts payable	$4,969	$5,905
Accrued expenses (Note 8)	2,280	3,582
Capital lease obligations	216	184
Total current liabilities	7,465	9,671
NON-CURRENT LIABILITIES:
Note payable (Note 10)	37,254	34,365
Capital lease obligations — less current portion	283	203
Other non-current liabilities	2,564	766
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value — 10,000,000 shares authorized at March 31, 2018 and December 31, 2017:
Series A Convertible Preferred Stock, 1,300,000 authorized and 600,000 issued and outstanding at March 31, 2018 and December 31, 2017; liquidation preference of $24,000 at March 31, 2018 and December 31, 2017	19,227	19,227
Series B Convertible Preferred Stock, 8,417 authorized and 8,416.251 issued and outstanding at March 31, 2018 and December 31, 2017; liquidation preference of $50,750 at March 31, 2018 and December 31, 2017	49,568	49,568
Common stock, $.01 par value — 150,000,000 shares authorized, 69,987,229 shares issued and outstanding at March 31, 2018 and 69,146,381 shares issued and outstanding at December 31, 2017	700	691
Additional paid-in capital	342,822	341,622
Common stock warrants	3,707	3,707
Accumulated deficit	(406,758)	(399,075)
Accumulated other comprehensive loss	(715)	(821)
TOTAL STOCKHOLDERS’ EQUITY	8,551	14,919
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,117	$59,924
See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	Three Months Ended March 31,
	2018	2017
	(In thousands, except share and per share data)
NET REVENUE	$9,802	$6,618
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,276)	(587)
GROSS PROFIT	8,526	6,031

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,822	2,110
GENERAL AND ADMINISTRATIVE EXPENSES	3,855	3,264
SALES AND MARKETING EXPENSES	5,969	5,502
DEPRECIATION AND AMORTIZATION	649	666
OPERATING EXPENSES	13,295	11,542
NET LOSS FROM OPERATIONS	(4,769)	(5,511)

INTEREST EXPENSE AND OTHER	(1,151)	(1,337)
UNREALIZED FOREIGN CURRENCY GAIN (LOSS), NET	2	(28)
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	—	167
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(1,766)	—
NET LOSS BEFORE TAXES	(7,684)	(6,709)
PROVISION FOR TAXES	—	(26)
NET LOSS	$(7,684)	$(6,735)
NET LOSS PER SHARE — Basic and diluted	$(0.11)	$(0.10)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	69,883,012	64,862,904
See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	Three Months Ended March 31,
	2018	2017
	(In thousands)
NET LOSS	$(7,684)	$(6,735)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	106	49
TOTAL OTHER COMPREHENSIVE INCOME	106	49
COMPREHENSIVE LOSS	$(7,578)	$(6,686)

See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	Three Months Ended March 31,
	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,684)	$(6,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	649	666
Inventory reserve	—	8
Unrealized foreign currency transaction loss (gain)	(2)	28
Loss on early extinguishment of debt	1,766	—
Amortization of debt discount	214	343
Stock-based compensation expense	1,207	1,166
Change in fair value of derivative warrant liability	—	(167)
Changes in assets and liabilities:
Accounts receivable	(867)	3,090
Prepaid expenses and other current assets	309	8
Inventory	299	(361)
Accounts payable	(992)	(1,053)
Accrued expenses and other current liabilities	70	(1,147)
Other long-term liabilities	(17)	(15)
Net cash used in operating activities	(5,048)	(4,169)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(91)	(57)
Net cash used in investing activities	(91)	(57)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2	—
Issuance of debt	40,000	—
Payment of principal on notes payable	(35,000)	—
Payment of extinguishment of debt costs	(2,544)	—
Payment of deferred financing costs	(1,142)	—
Payment of capital lease obligations	(83)	(38)
Net cash provided by (used in) financing activities	1,233	(38)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	93	22
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(3,813)	(4,242)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	24,101	31,010
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$20,288	$26,768
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$932	$985
Cash paid for income taxes	$—	$11
Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$252	$—
Note payable end of term payment accrued but unpaid	$1,800	$1,400
There were no dividend payments made during the three months ended March 31, 2018 and 2017.

See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS
Alimera Sciences, Inc., together with its wholly-owned subsidiaries (the Company), is a pharmaceutical company that specializes in the commercialization and development of ophthalmic pharmaceuticals. The Company was formed on June 4, 2003 under the laws of the State of Delaware.
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
As part of the approval process in Europe, the Company committed to conduct a five-year, post-authorization, open label registry study in 800 patients treated with ILUVIEN. Due to its post market safety surveillance not showing any unexpected safety signals the Company requested and received approval to modify its protocol to cap enrollment in the study. As of March 31, 2018, 562 patients were enrolled in this study.
The Company commercially markets ILUVIEN in the U.S., Germany, the United Kingdom, Portugal, Austria and Ireland. The Company began selling ILUVIEN in Austria in the first quarter of 2017 and in Ireland in the fourth quarter of 2017.
In addition, the Company has entered into various agreements under which distributors will provide regulatory, reimbursement or sales and marketing support for future commercialization of ILUVIEN in several countries in the Middle East, as well as France, Italy, Spain, Australia, New Zealand and Canada. In the third quarter of 2016, the Company’s Middle East distributor launched ILUVIEN and initiated named patient sales in the United Arab Emirates. The Company’s Italian distributor launched ILUVIEN in Italy in the second quarter of 2017. As of March 31, 2018, the Company has recognized sales of ILUVIEN to the Company’s distributors in the Middle East, Italy and Spain.
In July 2017, the Company amended its license with EyePoint Pharmaceuticals US, Inc. (EyePoint) formerly known as pSivida US, Inc. for the technology underlying ILUVIEN to include the treatment of uveitis, including non-infectious posterior uveitis (NIPU) in Europe, the Middle East and Africa (Note 9). Uveitis is an inflammatory disease of the uveal tract, which is comprised of the iris, ciliary body and choroid, that can lead to severe vision loss and blindness. In December 2017, the Company filed an application for a new indication for ILUVIEN for NIPU in the 17 EEA countries where ILUVIEN is currently approved for the treatment of DME. The regulatory authorities requested additional follow-up data from the clinical trials to support the application. The Company plans to submit the the follow-up data by the end of 2018, when it is expected to be available. The Company expects that it will obtain approval of its application for NIPU in the first half of 2019.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. BASIS OF PRESENTATION
The Company has prepared the accompanying unaudited interim condensed consolidated financial statements and notes thereto (Interim Financial Statements) in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for interim financial information, the instructions to Form 10-Q and Article 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s interim financial information.
The accompanying interim financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017 and related notes included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 2, 2018. The financial results for any interim period are not necessarily indicative of the expected financial results for the full year.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except for the newly adopted accounting standards noted below, the accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017.
Research and Development Expenses
Research and development expenses were $104,000 and $350,000 for the three months ended March 31, 2018 and 2017, respectively.
Recent Accounting Pronouncements
From time to time, the Financial Accounting Standards Board (FASB) or other standard setting bodies issue new accounting pronouncements that we adopt as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.
Adoption of New Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB has subsequently issued an additional, clarifying ASU to address issues arising from implementation of the new revenue recognition standard. The new revenue recognition standard became effective for interim and annual periods beginning on January 1, 2018. The new standard is required to be adopted using either a full-retrospective or a modified-retrospective approach. The Company adopted the new revenue guidance on January 1, 2018 using the modified-retrospective approach. The Company elected the practical expedient to apply the new revenue standard only to contracts that were not completed as of January 1, 2018.
The most significant impact of the new revenue standard relates to the accounting for the Company’s variable consideration and consideration payable to customers, specifically dealing with costs paid to its distributors. The new revenue standard requires the Company to classify consideration payable to customers as cost of goods sold, excluding depreciation and amortization, which consideration was previously classified as a discount to net revenue. Adoption did not have a material impact on the Company’s financial statements on an ongoing basis. See Note 4 for expanded disclosures.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s financial statements. The Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2017 has been reclassified for this ASU.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope Modification Accounting. The new standard clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. This standard became effective January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s financial statements.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Standards Issued but Not Yet Effective
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
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Upon adoption of the ASU, entities will be required to describe the accounting policy for releasing income tax effects from accumulated other comprehensive income. The standard is required to be adopted for periods beginning after December 15, 2018, with early adoption available. The Company is currently in the process of evaluating the impact of the adoption on the Company’s financial statements.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. REVENUE RECOGNITION
Net Revenue
The Company sells its products to major pharmaceutical distributors, pharmacies and doctors (collectively, its “Customers”). In addition to distribution agreements with Customers, the Company enters into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products. All of our current contracts have a single performance obligation as the promise to transfer the individual goods is not separately identifiable from other promises in the contracts and, is therefore, not distinct.
Currently, all of our revenue is derived from product sales. The Company recognizes revenues from product sales at a point in time when the Customer obtains control, typically upon delivery. The Company accrues for fulfillment costs when the related revenue is recognized. Taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues.
Estimates of Variable Consideration
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for reserves related to statutory rebates to State Medicaid and other government agencies; commercial rebates and fees to Managed Care Organizations (MCOs), Group Purchasing Organizations (GPOs), distributors, and specialty pharmacies; product returns; sales discounts (including trade discounts); distributor costs; wholesaler chargebacks; and allowances for patient assistance programs relating to the Company’s sales of its products.
These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Management’s estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and Customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration included in the net sales price is limited to the amount that is probable not to result in a significant reversal in the amount of the cumulative revenue recognized in a future period. If actual results vary, the Company may adjust these estimates, which could have an effect on earnings in the period of adjustment.
Consideration Payable to Customers
Distribution service fees are payments issued to distributors for compliance with various contractually-defined inventory management practices or services provided to support patient access to a product. These fees are generally based on a set fee per unit of gross purchases but can also be based on additional services these entities provide. Most of these costs are reflected under the new guidance as a cost of sale; however, to the extent the benefit from services can be separately identified and the fair value determined, costs are classified as Selling, general and administrative expenses. Distribution service fees reserves are based on the terms of each individual contract and are classified within accrued expenses.
Product Returns
The Company’s policies provide for product returns in the following circumstances: (a) expiration of shelf life on certain products; (b) product damaged while in the Customer’s possession; and (c) following product recalls. Generally, returns for expired product are accepted three months before and up to one year after the expiration date of the related product, and the related product is destroyed after it is returned. The Company may either refund the sales price paid by the Customer by issuance of a credit, or exchange the returned product with replacement inventory. The Company typically does not provide cash refunds. The Company estimates the proportion of recorded revenue that will result in a return by considering relevant factors, including but not limited to:

•	historical returns experience;

•	the estimated level of inventory in the distribution channel;

•	the shelf life of products; and

•	product recalls, if any.
The estimation process for product returns involves, in each case, a number of interrelating assumptions, which vary for each Customer. The Company estimates the amount of its product sales that may be returned by its Customers and records this

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimate as a reduction of revenue from Product sales in the period the related revenue is recognized, and because this returned product cannot be resold, there is no corresponding asset for product returns. To date, product returns have been minimal.
Other Revenue
The Company enters into agreements in which it licenses certain rights to its products to partner companies that act as distributors. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services the Company provides; and a revenue share on net sales of licensed products. Each of these payments is recognized as other revenues.
As part of the accounting for these arrangements, the Company must develop estimates that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. Performance obligations are promises in a contract to transfer a distinct good or service to the Customer, and the Company recognizes revenue when, or as performance obligations are satisfied. The Company uses key assumptions to determine the stand-alone selling price; these assumptions may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical, regulatory and commercial success.
Certain of these agreements include consideration in the form of milestone payments. At the inception of each arrangement that includes milestone payments, the Company evaluates the recognition of milestone payments. Typically, milestone payments are associated with events that are not entirely within the control of the Company or the licensee, such as regulatory approvals; are included in the transaction price; and are subject to a constraint until it is probable that there will not be a significant revenue reversal, typically upon achievement of the milestone. At the end of each reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price.
Customer Payment Obligations
The Company receives payments from its Customers based on billing schedules established in each contract, which vary across the Company’s locations, but generally range between 30 to 120 days. Occasionally, the timing of receipt of payment for the Company’s international Customers can be extended. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation is that Customer will pay for the product or services in one year or less of receiving those products or services.
The income statement reclassifications that occurred under the new guidance for the three months ended March 31, 2018 are summarized as follows:

	Three Months Ended March 31, 2018
	Under previous revenue recognition guidance	Reclassification	As reported
	(in thousands)
NET REVENUE	$9,630	$172	$9,802
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,104)	(172)	(1,276)
GROSS PROFIT	$8,526	$—	$8,526

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. GOING CONCERN
The accompanying Interim Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Interim Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.
To date, the Company has incurred recurring losses and negative cash flow from operations and has accumulated a deficit of $406,758,000 from inception through March 31, 2018. As of March 31, 2018, the Company had approximately $20,253,000 in cash and cash equivalents. The Company’s ability to achieve profitability and positive cash flow depends upon its ability to increase revenue and contain its expenses.
Further, the Company must maintain compliance with the debt covenants of its $40,000,000 Loan and Security Agreement (2018 Loan Agreement) with Solar Capital Ltd. (Solar Capital) as Collateral Agent (Agent), and the parties signing the 2018 Loan Agreement from time to time as Lenders, including Solar Capital in its capacity as a Lender (each a Lender and collectively, the Lenders) (see Note 10). In management’s opinion, the uncertainty regarding future revenues raises substantial doubt about the Company’s ability to continue as a going concern without access to additional debt or equity financing, over the course of the next twelve months.
In particular, the Company must maintain compliance with the covenants of the 2018 Loan Agreement (see Note 10). To meet the Company’s future working capital needs, the Company may need to raise additional debt or equity financing. The Company may be able to access capital under the Company’s current at-the-market offering facility, which has $25,000,000 of remaining availability (see Note 13). While the Company has historically been able to raise additional capital through issuance of equity and/or debt financing, and while the Company has implemented a plan to control its expenses to satisfy its obligations due within one year from the date of issuance of these financial statements, the Company cannot guarantee that it will be able to maintain debt compliance, raise additional equity or increase revenue. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern within one year after these financial statements are issued.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. INVENTORY

Inventory consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Component parts (1)	$371	$404
Work-in-process (2)	290	587
Finished goods	563	517
Total inventory	$1,224	$1,508

(1) Component parts inventory consists of manufactured components of the ILUVIEN applicator.

(2) Work-in-process primarily consists of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing or stability testing as required by regulatory authorities in Europe and the U.S.
7. INTANGIBLE ASSET
As a result of the approval of ILUVIEN by the U.S. Food and Drug Administration (FDA) in September 2014, the Company was required to pay EyePoint a milestone payment of $25,000,000 (the EyePoint Milestone Payment) in October 2014 (see Note 9).
The gross carrying amount of the intangible asset was $25,000,000, which is being amortized over approximately 13 years from the payment date. The amortization expense related to the intangible asset was approximately $478,000 for both the three months ended March 31, 2018 and 2017, respectively. The net book value of the intangible asset was $18,185,000 and $18,664,000 as of March 31, 2018 and December 31, 2017, respectively.
The estimated future amortization expense as of March 31, 2018 for the remaining periods in the next five years and thereafter is as follows:

Years Ending December 31	(In thousands)
2018	$1,462
2019	1,940
2020	1,946
2021	1,940
2022	1,940
Thereafter	8,957
Total	$18,185

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Accrued clinical investigator expenses	$661	$696
Accrued compensation expenses	506	511
Accrued rebate, chargeback and other revenue reserves	464	305
Accrued End of Term Payment (see Note 10)	—	1,400
Other accrued expenses	649	670
Total accrued expenses	$2,280	$3,582
9. LICENSE AGREEMENTS
EyePoint Agreement
The Company entered into an agreement with EyePoint for the use of fluocinolone acetonide (FAc) in EyePoint’s proprietary insert technology in February 2005. This agreement was subsequently amended a number of times (as amended, the EyePoint Agreement). The EyePoint Agreement provides the Company with a worldwide exclusive license to utilize certain underlying technology used in the development and commercialization of ILUVIEN.
2008 Amended and Restated Collaboration Agreement
Pursuant to the payment terms of the 2008 Amended and Restated Agreement (the 2008 Agreement), the Company was required to share with EyePoint 20% of the net profits of ILUVIEN, determined on a cash basis and 33% of any lump sum milestone payments received from a sub-licensee of ILUVIEN. In connection with this arrangement, the Company was entitled to recover out of EyePoint’s share of the net profits of ILUVIEN, 20% of ILUVIEN’s commercialization costs (as defined in the EyePoint Agreement) that were incurred prior to product profitability. (The Company’s future rights to recover these amounts from EyePoint are referred to as the Future Offset.) In connection with the New Collaboration Agreement discussed below, the Future Offset was further amended.
New Collaboration Agreement - Second Amended and Restated Collaboration Agreement
On July 10, 2017, the Company and EyePoint entered into a Second Amended and Restated Collaboration Agreement (the New Collaboration Agreement), which amends and restates the EyePoint Agreement.
Prior to entering into the New Collaboration Agreement, the Company held the worldwide license from EyePoint for the use of EyePoint’s proprietary insert technology for the treatment of all ocular diseases other than uveitis. The New Collaboration Agreement expands the license to include uveitis, including NIPU, in Europe, the Middle East and Africa and allows the Company to also pursue an indication for posterior uveitis for ILUVIEN in those territories.
The New Collaboration Agreement converts the Company’s obligation to share 20% of its net profits to a royalty payable on global net revenues of ILUVIEN. The Company began paying a 2% royalty on net revenues and other related consideration to EyePoint on July 1, 2017. This royalty amount will increase to 6% upon the earlier of December 12, 2018 or the receipt of the first marketing approval for ILUVIEN for the treatment of NIPU. The Company will pay an additional 2% royalty on global net revenues and other related consideration in excess of $75,000,000 in any year. During the three months ended March 31, 2018, the Company recognized approximately $193,000 of royalty expense, which is included in cost of goods sold, excluding depreciation and amortization. As of March 31, 2018, approximately $193,000 of this royalty expense was included in the Company’s accounts payable. During the three months ended March 31, 2017, the Company recognized approximately $197,000 of profit share expense.
In connection with the New Collaboration Agreement, the Company and EyePoint first agreed to cap the Future Offset amount at $25,000,000 as of June 30, 2017 and the Company then agreed to forgive $10,000,000 of the total $25,000,000 of the Future Offset at the July 10, 2017 amendment date. Following the signing of the New Collaboration Agreement, the Company retains a right to recover up to the remaining $15,000,000 of the Future Offset. The Company is entitled to recover up to $15,000,000 as a reduction of future royalties otherwise owed to EyePoint as follows:

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company will forgive up to $5,000,000 of the remaining $15,000,000 of Future Offsets upon the earlier of the approval of ILUVIEN for posterior uveitis in any EU country or January 1, 2020, unless certain conditions under the New Collaboration Agreement are not met. If the amounts recoverable by the Company associated with the Future Offsets are less than $5,000,000 at that time, the Company will pay EyePoint the difference in cash.
The Company valued the transaction by utilizing a present value analysis at approximately $2,851,000.
Possible Reversion of the Company’s License Rights to EyePoint
The Company’s license rights to EyePoint’s proprietary delivery device could revert to EyePoint if the Company were to:

(i)	fail twice to cure its breach of an obligation to make certain payments to EyePoint following receipt of written notice thereof;

(ii)
fail to cure other breaches of material terms of the EyePoint Agreement within 30 days after notice of such breaches or such longer period (up to 90 days) as may be reasonably necessary if the breach cannot be cured within such 30-day period;

(iii)
file for protection under the bankruptcy laws, make an assignment for the benefit of creditors, appoint or suffer appointment of a receiver or trustee over its property, file a petition under any bankruptcy or insolvency act or have any such petition filed against it and such proceeding remains undismissed or unstayed for a period of more than 60 days; or

(iv)	notify EyePoint in writing of its decision to abandon its license with respect to a certain product using EyePoint’s proprietary delivery device.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. LOAN AGREEMENTS
Hercules Loan Agreement
In April 2014, Alimera Sciences Limited (Limited), a subsidiary of the Company, entered into a loan and security agreement (Hercules Loan Agreement) with Hercules Capital, Inc. (Hercules) providing for a term loan of up to $35,000,000. The Company amended the 2014 Loan Agreement several times. On October 20, 2016 the Company and Hercules entered into a fourth amendment to the Hercules Loan Agreement (the Fourth Loan Amendment), which provided the operative loan agreement terms during 2017. On January 5, 2018 the Company paid off its loan with Hercules.
The Fourth Loan Amendment provided for interest-only payments through November 30, 2018 (the Interest-Only Period). Pursuant to the Fourth Loan Amendment, interest on the Hercules Loan Agreement accrued at a floating per annum rate equal the greater of (i) 11.0% and (ii) the sum of (A) 11.0% plus (B) the prime rate as reported in The Wall Street Journal, or if not reported, the prime rate most recently reported in The Wall Street Journal, minus 3.5%. In addition to the interest described in the preceding sentence, the principal balance of the Hercules Loan Agreement bore “payment-in kind” interest at the rate of 1.0% (PIK Interest), which PIK Interest was added to the outstanding principal balance of the Hercules Loan Agreement. The interest rate on the Hercules Loan Agreement was 12.0% as of December 31, 2017.
Under the Hercules Loan Agreement as amended by the Fourth Loan Amendment, any principal prepayment of the Hercules loan triggered a prepayment penalty equal to (a) 3.0% of the principal amount being prepaid if the prepayment occurred before October 20, 2017; (b) 2.0% of the principal amount being prepaid if the prepayment occurred after October 20, 2017 but before October 20, 2018; and (c) 1.0% of the principal amount being prepaid if the prepayment occurred at any time thereafter. Prior to entering into the Fourth Loan Agreement, the Company was already obligated to pay an end of term payment of $1,400,000, which was paid when the Company paid off the loan with Hercules on January 5, 2018.
2014 Warrant
In connection with Limited entering into the 2014 Loan Agreement, the Company issued a warrant to Hercules to purchase up to 285,016 shares of the Company’s common stock at an exercise price of $6.14 per share (the 2014 Warrant). The Company amended the 2014 Warrant a number of times to increase the number of shares issuable upon exercise to 1,258,993 and decrease the exercise price to $1.39 per share. The right to exercise this warrant expires on November 2, 2020.
2016 Warrant
In connection with Limited entering into the Fourth Loan Amendment, the Company agreed to issue a new warrant to Hercules (the 2016 Warrant) to purchase up to 458,716 shares of the Company’s common stock at an exercise price of $1.09 per share. The right to exercise this warrant expires on October 20, 2021.
Solar Capital Loan Agreement
On January 5, 2018, the Company entered into a $40,000,000 Loan and Security Agreement (2018 Loan Agreement) with Solar Capital, as Collateral Agent (Agent), and the parties signing the 2018 Loan Agreement from time to time as Lenders, including Solar Capital in its capacity as a Lender (each a “Lender” and collectively, the “Lenders”). Under the 2018 Loan Agreement, the Company borrowed the entire $40,000,000 as a term loan that matures on July 1, 2022.
The Company used the proceeds of the term loan to extinguish the Hercules Loan Agreement and expenses. The Company used the remaining loan proceeds to provide additional working capital for general corporate purposes.
Interest on the 2018 Loan Agreement is payable at one-month LIBOR plus 7.65% per annum. The 2018 Loan Agreement provides for interest-only payments for the first 30 months ending on July 1, 2020, followed by 24 months of payments of principal and interest. If the Company meets certain revenue thresholds and no event of default has occurred, the Company can extend the interest-only period an additional 6 months ending on January 1, 2021, followed by 18 months of payments of principal and interest. As of March 31, 2018, the interest rate on the 2018 Loan Agreement was approximately 9.3%.
As part of the fees and expenses incurred in conjunction with the 2018 Loan Agreement discussed above, the Company paid Solar Capital a $400,000 fee at closing. The Company is obligated to pay a $1,800,000 fee upon repayment of the term loan in full ($2,000,000 if the interest-only period has been extended to 36 months). The Company may elect to prepay the outstanding principal balance of the 2018 Loan Agreement in increments of $10,000,000 or more. The Company must pay a prepayment premium upon any prepayment of the 2018 Loan Agreement before its maturity date, whether by mandatory or voluntary prepayment, acceleration or otherwise, equal to:

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a.	2.00% of the principal amount prepaid for a prepayment made on or after January 5, 2018 through and including January 5, 2019;

b.	1.00% of the principal amount prepaid for a prepayment made after January 5, 2019 through and including January 5, 2020; and

c.	0.50% of the principal amount prepaid for a prepayment made after January 5, 2020 and greater than 30 days before the maturity date.
The Company is also obligated to pay additional fees under the Exit Fee Agreement (Exit Fee Agreement) dated as of January 5, 2018 by and among the Company, Solar Capital as Agent, and the Lenders. The Exit Fee Agreement survives the termination of the 2018 Loan Agreement and has a term of 10 years. The Company is obligated to pay up to, but no more than, $2,000,000 in fees under the Exit Fee Agreement.
Specifically, the Company is obligated to pay an exit fee of $2,000,000 upon a “change in control” (as defined in the Exit Fee Agreement). To the extent that Alimera has not already paid the $2,000,000 fee, the Company is also obligated to pay a fee of $1,000,000 on achieving each of the following milestones:

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
The Company agreed, for itself and its subsidiaries, to customary affirmative and negative covenants and events of default in connection with the 2018 Loan Agreement. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the 2018 Loan Agreement and an increase to the applicable interest rate, and would permit Solar Capital to exercise remedies with respect to the collateral under the 2018 Loan Agreement. While certain covenants are in effect from the date of the agreement, the financial covenants that require a testing of the Company’s GAAP revenues are effective as of June 30, 2018. On this date, and in subsequent quarterly periods, the revenues will be tested utilizing a trailing six-month formula to determine if the Company is in compliance.
The Company’s obligations to Agent and the Lenders are secured by a first priority security interest in substantially all of the assets, excluding intellectual property, of the Company and its wholly owned subsidiary, Alimera Sciences (DE), LLC (Alimera DE), which is a guarantor of the loan, provided that only 65% of the voting interests in AS C.V., a Dutch subsidiary owned by the Company and Alimera DE, are pledged to the Lenders, and no assets or equity interests in the direct or indirect subsidiaries of AS C.V. are subject to the Lenders’ security interests. The Lender does, however, maintain a negative pledge on the property of the Company and all of its subsidiaries, including the Company’s intellectual property, requiring the Lender’s consent for any liens (other than typical permitted liens) on, or the sale of, such property.
Extinguishment of Debt
In accordance with the guidance in ASC 470-50, Debt, the Company accounted for the extinguishment of the Hercules Loan Amendment as an extinguishment and recognized a loss on early extinguishment of debt of approximately $1,766,000 within the condensed consolidated statement of operations for the three months ended March 31, 2018. The loss on early extinguishment consisted primarily of the early termination fee paid to Hercules and unamortized debt discounts including the remaining portion of warrant values and debt issuance costs.
Fair Value of Debt
The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing. Therefore, the carrying amount of the notes approximated their fair value at March 31, 2018 and December 31, 2017.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. LOSS PER SHARE (EPS)
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

	Three Months Ended March 31,
	2018	2017
Series A convertible preferred stock	9,022,556	9,022,556
Series B convertible preferred stock	8,416,251	8,416,251
Series A convertible preferred stock warrants	—	4,511,279
Common stock warrants	1,795,663	1,795,663
Stock options	12,343,820	11,696,269
Restricted stock units	1,039,370	815,700
Total	32,617,660	36,257,718

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. PREFERRED STOCK
Series A Convertible Preferred Stock
On October 2, 2012, the Company closed its preferred stock financing in which it sold units consisting of 1,000,000 shares of Series A Convertible Preferred Stock and warrants to purchase 300,000 shares of Series A Convertible Preferred Stock for gross proceeds of $40,000,000, prior to the payment of approximately $560,000 of related issuance costs. The powers, preferences and rights of the Series A Convertible Preferred Stock are set forth in the certificate of designation filed by the Company with the Secretary of State of the State of Delaware on October 1, 2012. Each share of Series A Convertible Preferred Stock, including any shares of Series A Convertible Preferred Stock issued upon exercise of the warrants, is convertible into shares of the Company’s common stock at any time at the option of the holder at the rate equal to $40.00 divided by $2.66 (Conversion Price). The initial Conversion Price was subject to adjustment based on certain customary price based anti-dilution adjustments. These adjustment features lapsed in September 2014. Each share of Series A Convertible Preferred Stock shall automatically be converted into shares of common stock at the then-effective Conversion Price upon the occurrence of the later to occur of both (i) the Company receives and publicly announces the approval by the FDA of the Company’s New Drug Application (NDA) for ILUVIEN and (ii) the date on which the Company consummates an equity financing transaction pursuant to which the Company sells to one or more third party investors either (a) shares of common stock or (b) other equity securities that are convertible into shares of common stock and that have rights, preference or privileges, senior to or on a parity with, the Series A Convertible Preferred Stock, in each case having an as-converted per share of common stock price of not less than $10.00 and that results in total gross proceeds to the Company of at least $30,000,000. The rights and preferences of Series A Convertible Preferred Stock also place limitations on the Company’s ability to declare or pay any dividend or distribution on any shares of capital stock.
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
These warrants were considered derivative instruments because the agreements provided for settlement in Series A Convertible Preferred Stock shares or common stock shares at the option of the holder, an adjustment to the warrant exercise price for common shares at some point in the future and contain anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants was subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. Therefore the warrants were recorded as a liability at issuance. The warrant anti-dilution provisions lapsed in September 2014. During the three months ended March 31, 2017, the Company recorded a gain of $167,000 as a result of the change in fair value of the warrants. The rights to exercise these warrants expired on October 1, 2017.
In 2014, 6,015,037 shares of common stock were issued pursuant to the conversion of 400,000 shares of Series A Convertible Preferred Stock. As of March 31, 2018, there were 600,000 shares of Series A Convertible Preferred Stock issued and outstanding.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
13. COMMON STOCK
In 2017, we sold 4,203,015 shares of our common stock at a weighted average price of $1.43 per share through our at-the-market offering that was in place with Cowen and Company, LLC (Cowen), for total gross proceeds of approximately $6,000,000, reduced by approximately $183,000 of related commissions, issuance costs and placement agent fees. We used the net proceeds from this offering for general corporate purposes and working capital. The Company’s sales agreement with Cowen to sell additional shares expired on August 13, 2017.
In October 2017, we entered into a sales agreement with H.C. Wainwright & Co., LLC (HCW) to offer shares of our common stock from time to time through HCW, as our sales agent, for the offer and sale of the shares up to an aggregate offering price of $25,000,000. We have no obligation to sell shares under this sales agreement with HCW and we currently do not have plans to sell shares under this agreement. The Sales Agreement provides that HCW will be entitled to compensation for its services in an amount up to 3.0% of gross proceeds from the sale of Placement Shares, and also provided HCW with customary indemnification rights.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. STOCK INCENTIVE PLANS
Stock Option Plans
During the three months ended March 31, 2018 and 2017, the Company recorded compensation expense related to stock options of approximately $866,000 and $972,000, respectively. As of March 31, 2018, the total unrecognized compensation cost related to non-vested stock options granted was $5,332,000 and is expected to be recognized over a weighted average period of 2.25 years. The following table presents a summary of stock option activity for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	11,595,510	$2.90	10,804,412	$3.22
Grants	1,233,000	1.16	1,312,500	1.19
Forfeitures	(483,127)	2.34	(420,643)	2.79
Exercises	(1,563)	1.06	—	—
Options outstanding at period end	12,343,820	2.75	11,696,269	3.00
Options exercisable at period end	8,168,883	3.24	7,527,392	3.28
Weighted average per share fair value of options granted during the period	$0.78		$0.92
The following table provides additional information related to outstanding stock options, exercisable stock options and stock options expected to vest as of March 31, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	12,343,820	$2.75	6.84 years	$—
Exercisable	8,168,883	3.24	5.81 years	—
Outstanding, vested and expected to vest	11,780,737	2.81	6.74 years	—
The following table provides additional information related to outstanding stock options, exercisable stock options and stock options expected to vest as of December 31, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	11,595,510	$2.90	6.60 years	$—
Exercisable	8,085,064	3.25	5.68 years	—
Outstanding, vested and expected to vest	11,161,477	2.94	6.51 years	—
As of March 31, 2018, the Company was authorized to grant options to purchase up to an additional 1,275,715 shares under the 2010 Equity Incentive Plan, taking into account the annual increase in the number of shares available for issuance under the Company’s 2010 Equity Incentive Plan and the options and restricted stock units (RSUs) granted during the three months ended March 31, 2018.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan
During the three months ended March 31, 2018 and 2017, the Company recorded compensation expense related to its employee stock purchase plan of approximately $10,000 and $13,000, respectively.
Restricted Stock Units
In January 2018, the Company granted 1,061,170 RSUs to its employees in lieu of a cash bonus program for 2018. As of March 31, 2018, 1,039,370 RSUs were outstanding. During the three months ended March 31, 2018, the Company recorded compensation expense of $331,000 related to outstanding and vested RSUs.
In January 2017, the Company granted 873,900 RSUs to its employees in lieu of a cash bonus program for 2017, of which 839,285 RSUs vested and converted to common shares in January 2018. During the three months ended March 31, 2017, the Company recorded compensation expense related to these RSUs of $182,000.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. INCOME TAXES
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

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items. The Company’s effective tax rate for the three months ended March 31, 2018 properly excluded tax benefits associated with year-to-date pre-tax losses generated in the U.S. and the Netherlands. Income tax positions are considered for uncertainty in accordance with ASC 740-10. The Company has recorded unrecognized tax benefits related to research and development tax credits. In accordance with ASC 740-10, such attributes are reduced to the amount that is expected to be recognized in the future. The Company has not accrued interest or penalties as no research and development credits have been utilized due to significant net operating losses (NOLs) available. The Company does not expect any decreases to the unrecognized tax benefits within the next twelve months due to any lapses in statute of limitations. Tax years remain subject to examination at the U.S. federal level between 2010 and 2016, and subject to examinations at various state levels between 2005 and 2016. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which the NOLs are utilized. Tax years since 2012 remain subject to examination in the United Kingdom and the Netherlands. Tax years since 2013 remain subject to examination in Germany.
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
At December 31, 2017, the Company had federal NOL carry-forwards of approximately $121,413,000 and state NOL carry-forwards of approximately $161,753,000 available to reduce future taxable income. The Company’s federal NOL carry-forwards remain fully reserved as of March 31, 2018. If not utilized, the federal NOL carry-forwards will expire at various dates between 2029 and 2037 and the state NOL carry-forwards will expire at various dates between 2020 and 2037.
Sections 382 and 383 of the Internal Revenue Code (IRC) limit the annual use of NOL carry-forwards and tax credit carry-forwards, respectively, following an ownership change. NOL carry-forwards may be subject to annual limitations under IRC Section 382 (Section 382) (or comparable provisions of state law) in the event that certain changes in ownership were to occur. The Company periodically evaluates its NOL carry-forwards and whether certain changes in ownership have occurred that would limit the Company’s ability to utilize a portion of its NOL carry-forwards. If it is determined that significant ownership changes have occurred since the Company generated its NOL carry-forwards, it may be subject to annual limitations on the use of these NOL carry-forwards under Section 382 (or comparable provisions of state law). The Company determined that a Section 382 change in ownership occurred in late 2015. As a result of this change in ownership, the Company estimated that approximately $18.6 million of the Company’s federal NOLs and approximately $382,000 of federal tax credits generated prior to the change in ownership will not be utilized in the future. The Company is currently in the process of refining and finalizing these calculations, and upon finalization, will determine if a write-off is necessary. The reduction to the Company’s

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOL deferred tax asset due to the annual Section 382 limitation and the NOL carryforward period would result in an offsetting reduction in valuation allowance recorded against the NOL deferred tax asset.
As of December 31, 2017, the Company had cumulative book losses in foreign subsidiaries of $113,278,000. The Company has not recorded a deferred tax asset for the excess of tax over book basis in the stock of its foreign subsidiaries. The Company anticipates that its foreign subsidiaries will be profitable and have earnings in the future. Once the foreign subsidiaries do have earnings, the Company intends to indefinitely reinvest in its foreign subsidiaries all undistributed earnings of and original investments in such subsidiaries. As a result, the Company has not recorded a deferred tax liability related to excess of book over tax basis in the stock of its foreign subsidiaries in accordance with ASC 740-30-25.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”) which made widespread changes to the Internal Revenue Code. The Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously not subject to U.S. tax and creates new income taxes on certain foreign sourced earnings. The Company has made reasonable estimates related to (1) the remeasurement of U.S. deferred tax balances for the reduction in the tax rate, (2) the liability for the transition tax and (3) the taxes accrued relating to the change in permanent reinvestment assertion for unremitted earnings of certain foreign subsidiaries. For the quarter ended March 31, 2018, the Company has not made any adjustments to the estimated amounts recorded as of December 31, 2017.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. SEGMENT INFORMATION
During the three months ended March 31, 2018 and 2017, two customers within the U.S. segment that are large pharmaceutical distributors accounted for 71% and 67%, respectively, of the Company’s consolidated revenues. These two customers within the U.S. segment accounted for approximately 81% of the Company’s consolidated accounts receivable at both March 31, 2018 and at December 31, 2017.
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
The following table presents a summary of the Company’s reporting segments for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	U.S.	International	Other	Consolidated	U.S.	International	Other	Consolidated
	(In thousands)
NET REVENUE	$6,977	$2,825	$—	$9,802	$4,445	$2,173	$—	$6,618
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(885)	(391)	—	(1,276)	(448)	(139)	—	(587)
GROSS PROFIT	6,092	2,434	—	8,526	3,997	2,034	—	6,031

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,640	950	232	2,822	1,158	741	211	2,110
GENERAL AND ADMINISTRATIVE EXPENSES	2,293	907	655	3,855	1,705	918	641	3,264
SALES AND MARKETING EXPENSES	4,371	1,278	320	5,969	4,045	1,143	314	5,502
DEPRECIATION AND AMORTIZATION	—	—	649	649	—	—	666	666
OPERATING EXPENSES	8,304	3,135	1,856	13,295	6,908	2,802	1,832	11,542
SEGMENT LOSS FROM OPERATIONS	(2,212)	(701)	(1,856)	(4,769)	(2,911)	(768)	(1,832)	(5,511)
OTHER INCOME AND EXPENSES, NET	—	—	(2,915)	(2,915)	—	—	(1,198)	(1,198)
NET LOSS BEFORE TAXES				$(7,684)				$(6,709)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” in our most recent annual report on Form 10-K. For further information regarding forward-looking statements, please refer to the “Special Note Regarding Forward-Looking Statements and Projections” immediately after the index to this quarterly report on Form 10-Q.
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
In December 2017, we filed an application for a new indication for ILUVIEN for the treatment of non-infectious posterior uveitis (NIPU) in the 17 EEA countries where ILUVIEN is currently approved for the treatment of DME. Uveitis is an inflammatory disease of the uveal tract, which is comprised of the iris, ciliary body and choroid, that can lead to severe vision loss and blindness. The regulatory authorities requested additional follow-up data from the clinical trials to support the application. We plan to submit the the follow-up data by the end of 2018, when it is expected to be available. We expect that we will obtain approval of our application for NIPU in the first half of 2019.
We commercially market ILUVIEN in the U.S., Germany, the United Kingdom, Portugal, Austria and Ireland. We began selling ILUVIEN in Austria in the first quarter of 2017 and in Ireland in the fourth quarter of 2017.
In addition, we have entered into various agreements under which distributors are providing or will provide regulatory, reimbursement or sales and marketing support for future commercialization of ILUVIEN in several countries in the Middle East, as well as Italy, Spain, France, Canada, Australia and New Zealand. As of March 31, 2018, the Company has recognized sales of ILUVIEN to the Company’s distributors in the Middle East, Italy and Spain.
We amended and restated our license agreement with EyePoint Pharmaceuticals US, Inc. (EyePoint), formerly known as pSivida US, Inc., effective July 1, 2017 (the New Collaboration Agreement). Under the New Collaboration Agreement, the technology underlying ILUVIEN now includes the treatment of uveitis, including non-infectious posterior uveitis (NIPU) in Europe, the Middle East and Africa.
Before we entered into the New Collaboration Agreement, we were required to share with EyePoint 20% of our net profits on a country-by-country basis. We were permitted to offset up to 20% of this amount with accumulated commercialization costs incurred in previous quarters. The New Collaboration Agreement converts this profit share obligation to a royalty payable on global net revenues of ILUVIEN. We began paying a 2% royalty on net revenues and other related consideration to EyePoint effective July 1, 2017. This royalty amount will increase to 6% upon the earlier of December 12, 2018 or the receipt of the first marketing approval for ILUVIEN for the treatment of NIPU. We will pay an additional 2% royalty on global net revenues and other related consideration in excess of $75.0 million in any year. During the three months ended March 31, 2018, we recognized approximately $193,000 of royalty expense.
Following the signing of the New Collaboration Agreement, we retained a right to offset $15.0 million of future royalty payments. This offset will be reduced by up to $5.0 million upon the earlier of the approval of ILUVIEN for posterior uveitis in any EU country or January 1, 2020, unless certain conditions under the New Collaboration Agreement are not met (see Note 9 of our notes to condensed consolidated financial statements).

We have incurred significant losses since our inception in June 2003. As of March 31, 2018, we had accumulated a deficit of $406.8 million. We expect to incur substantial losses through the continued commercialization of ILUVIEN as we:

•	continue the commercialization of ILUVIEN in the U.S. and EEA, where we sell direct, and in other countries in the EEA and the Middle East, where we sell through our distributors;

•	continue to seek regulatory approval of ILUVIEN for other indications and in other jurisdictions;

•	evaluate the use of ILUVIEN for the treatment of other diseases; and

•	advance the clinical development of any future products or product candidates either currently in our pipeline, or that we may license or acquire in the future.
As of March 31, 2018, we had approximately $20.3 million in cash and cash equivalents.
On January 5, 2018, we entered into a $40.0 million Loan and Security Agreement (2018 Loan Agreement) with Solar Capital Ltd. (Solar Capital). Under the 2018 Loan Agreement, we borrowed the entire $40.0 million as a term loan that matures on July 1, 2022.
We used the proceeds of the 2018 Loan Agreement loan to refinance and pay off the previous loan agreement with Hercules Capital, Inc. (Hercules Loan Agreement) and to pay closing expenses associated with the 2018 Loan Agreement. We used the remaining loan proceeds to provide additional working capital for general corporate purposes. (See Note 10 of our notes to condensed consolidated financial statements).
Our revenues for the three months ended March 31, 2018 and 2017 were generated from product sales primarily in the U.S., Germany, Portugal and the United Kingdom. In the U.S., two large pharmaceutical distributors accounted for 71% and 67% of our consolidated revenues for the three months ended March 31, 2018 and 2017, respectively. These distributors purchase ILUVIEN from us, maintain inventories of ILUVIEN and sell downstream to physician offices, pharmacies and hospitals. Internationally, in countries where we sell direct, our customers are hospitals, clinics and pharmacies. We sometimes refer to physician offices, pharmacies, hospitals and clinics as end users. In international countries where we sell to distributors, these distributors maintain inventory levels of ILUVIEN and sell to their customers.

Results of Operations

	Three Months Ended March 31,
	2018	2017
	(In thousands, except share and per share data)
NET REVENUE	$9,802	$6,618
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,276)	(587)
GROSS PROFIT	8,526	6,031

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,822	2,110
GENERAL AND ADMINISTRATIVE EXPENSES	3,855	3,264
SALES AND MARKETING EXPENSES	5,969	5,502
DEPRECIATION AND AMORTIZATION	649	666
OPERATING EXPENSES	13,295	11,542
NET LOSS FROM OPERATIONS	(4,769)	(5,511)

INTEREST EXPENSE AND OTHER	(1,151)	(1,337)
UNREALIZED FOREIGN CURRENCY GAIN (LOSS), NET	2	(28)
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	—	167
LOSS ON EARLY EXTINGUISHMENT OF DEBT	(1,766)	—
NET LOSS BEFORE TAXES	(7,684)	(6,709)
PROVISION FOR TAXES	—	(26)
NET LOSS	$(7,684)	$(6,735)
NET LOSS PER SHARE — Basic and diluted	$(0.11)	$(0.10)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	69,883,012	64,862,904
Net Revenue
We generate revenue from product sales and revenue, and we intend to seek to generate revenue from other sources such as upfront fees, milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the licensing of ILUVIEN or any future product candidates and other intellectual property. Additionally, revenue from our U.S. and international distributors fluctuates depending on the timing of the shipment of ILUVIEN to the distributor and the distributors’ sales of ILUVIEN to their customers.
Net revenue increased by approximately $3.2 million, or 48%, to approximately $9.8 million for the three months ended March 31, 2018, compared to approximately $6.6 million for the three months ended March 31, 2017. The increase was primarily attributable to sales increases of approximately $2.4 million in the U.S. due to our expanded U.S. sales presence and the promotion of our strong Phase 4 USER post-market clinical study data, $440,000 in other countries where we sell to distributors and $230,000 in the countries in Europe where we sell direct.
Cost of Goods Sold, Excluding Depreciation and Amortization, and Gross Profit
Gross profit is affected by costs of goods sold, which includes (a) costs of manufactured goods sold and (b) payments to EyePoint in the form of (1) royalty payments under the New Collaboration Agreement (after July 1, 2017), and (2) payments based on a percentage of net profits under our previous agreement with EyePoint (before July 1, 2017).
Cost of goods sold, excluding depreciation and amortization, increased by approximately $710,000, or 120%, to approximately $1.3 million for the three months ended March 31, 2018, compared to approximately $590,000 for the three months ended March 31, 2017. The increase was primarily attributable to our increased sales volume.

Gross profit increased by approximately $2.5 million, or 42%, to approximately $8.5 million for the three months ended March 31, 2018, compared to approximately $6.0 million for the three months ended March 31, 2017. Gross margin was 87% and 91% for the three months ended March 31, 2018 and 2017, respectively. The decrease in gross margin was primarily attributable to an increase in manufacturing costs and the required recognition of certain distributor costs pursuant to ASC 606, Revenue from contracts with customers, of $172,000 to cost of goods sold, excluding depreciation and amortization, that were included in net revenue in the prior period (see Notes 3 and 4 of our notes to condensed consolidated financial statements).
Research, Development and Medical Affairs Expenses
Currently, our research, development and medical affairs expenses are primarily focused on activities that support ILUVIEN and includes salaries and related expenses for research and development and medical affairs personnel, including medical sales liaisons, costs related to the provision of medical affairs support, including symposia development for physician education, and costs related to compliance with FDA, EEA or other regulatory requirements. Until we reach profitability, if at all, we do not expect to change the focus of these activities. However, once we reach profitability, we expect to incur a large percentage of our research, development and medical affairs expenses in support of our current and future technical, preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in terms of both their timing and their total cost to completion. We expense both internal and external development costs as they are incurred.
Research, development and medical affairs expenses increased by approximately $700,000, or 33%, to approximately $2.8 million for the three months ended March 31, 2018, compared to approximately $2.1 million for the three months ended March 31, 2017. The increase was primarily attributable to a refund from the FDA of approximately $440,000 in the first quarter of 2017, which was not repeated in the first quarter of 2018. Additionally, the increase was attributable to increases of approximately $150,000 in safety and pharmacovigilance costs, $120,000 of costs related to maintaining the U.S. and international registrations of ILUVIEN, including costs to file ILUVIEN for uveitis in the EU, $110,000 in scientific communication costs and $100,000 in personnel costs, offset by a decrease of $280,000 in our clinical study costs including costs associated with our five-year, post-authorization, open label European registry study of patients treated with ILUVIEN.
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
General and administrative expenses increased by approximately $600,000, or 18%, to approximately $3.9 million for the three months ended March 31, 2018, compared to approximately $3.3 million for the three months ended March 31, 2017. The increase was primarily attributable to increases of $430,000 in audit, tax preparation, legal, and other professional fees and $150,000 in personnel costs.
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
Sales and marketing expenses increased by approximately $500,000, or 9%, to approximately $6.0 million for the three months ended March 31, 2018, compared to approximately $5.5 million for the three months ended March 31, 2017. The increase was primarily attributable to an increase in personnel costs related to our expanded sales force in the U.S.
Operating Expenses
As a result of the increases in various expenses described above, total operating expenses increased by approximately $1.8 million, or 16%, to approximately $13.3 million for the three months ended March 31, 2018, compared to approximately $11.5 million for the three months ended March 31, 2017. The increase was primarily attributable to increases of approximately $700,000 in research, development and medical affairs expenses, $600,000 in general and administrative expenses and $500,000 in sales and marketing expenses.

Interest Expense and Other
For the three months ended March 31, 2018 interest expense consisted primarily of interest and amortization of deferred financing costs and debt discounts associated with our outstanding debt under the 2018 Term Loan Agreement. As discussed in Note 10 of our notes to condensed consolidated financial statements, we entered into a new loan facility with Solar Capital on January 5, 2018 and refinanced the Hercules Loan Agreement with the proceeds. For the three months ended March 31, 2017, interest expense consisted primarily of interest and amortization of deferred financing costs and debt discounts associated with our outstanding debt under the Hercules Loan Agreement. Interest income consists primarily of interest earned on our cash, cash equivalents and investments.
Interest expense and other decreased by approximately $100,000, or 8%, to approximately $1.2 million for the three months ended March 31, 2018, compared to approximately $1.3 million for the three months ended March 31, 2017. The decrease was primarily attributable to the lower effective interest rate on our 2018 Term Loan Agreement compared to the effective interest rate on the Hercules Loan Agreement.
Change in Fair Value of Derivative Warrant Liability
Warrants to purchase our Series A Convertible Preferred Stock or common stock that do not meet the requirements for classification as equity, in accordance with the Derivatives and Hedging Topic of the Financial Accounting Standards Board (FASB) ASC, are classified as liabilities. We record these derivative financial instruments as liabilities in our balance sheet measured at their fair value. We record the changes in fair value of such instruments as non-cash gains or losses in the condensed consolidated statements of operations.
During the three months ended March 31, 2017, we recognized a gain of approximately $170,000 related to the decreased fair value of our derivative warrant liability. The change in fair value was due to decreases in the fair market value of our underlying common stock during the three months ended March 31, 2017 and the time remaining to exercise the warrants. The rights to exercise these warrants expired on October 1, 2017.
Loss on early extinguishment of debt
We recorded a loss on early extinguishment of debt of approximately $1.8 million for the three months ended March 31, 2018, as a result of refinancing the Hercules Loan Agreement by entering into the 2018 Term Loan Agreement with Solar Capital on January 5, 2018.
Basic and Diluted Net Loss Applicable to Common Stockholders per Share of Common Stock
We calculated net loss per share in accordance with ASC 260, Earnings Per Share. We had a net loss for both periods presented; accordingly, the inclusion of common stock options and warrants would be anti-dilutive. Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options, restricted stock units, warrants for convertible securities and warrants for common stock equivalents. Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive, totaled approximately 36,464,148 and 36,257,718 for the three months ended March 31, 2018 and 2017, respectively. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods of net loss because of their anti-dilutive effect. Therefore, for the three months ended March 31, 2018 and 2017, the weighted average shares used to calculate both basic and diluted loss per share are the same.

Results of Operations - Segment Review
The following selected unaudited financial and operating data are derived from our condensed consolidated financial statements. The results and discussions that follow reflect how executive management monitors the performance of our reporting segments.
We have three segments: U.S., International and Other. Each segment is separately managed and is evaluated primarily upon segment loss from operations. Non-cash items including stock-based compensation expense, depreciation and amortization are categorized as Other. We allocate certain operating expenses between our reporting segments based on activity-based costing methods. These activity-based costing methods require us to make estimates that affect the amount of each expense category that is attributed to each segment. Changes in these estimates will directly affect the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. There were no significant changes in our expense allocation methodology during 2018 or 2017.
U.S. Segment

	Three Months Ended March 31,
	2018	2017
	(In thousands)
NET REVENUE	$6,977	$4,445
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(885)	(448)
GROSS PROFIT	6,092	3,997

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,640	1,158
GENERAL AND ADMINISTRATIVE EXPENSES	2,293	1,705
SALES AND MARKETING EXPENSES	4,371	4,045
DEPRECIATION AND AMORTIZATION	—	—
OPERATING EXPENSES	8,304	6,908
SEGMENT LOSS FROM OPERATIONS	$(2,212)	$(2,911)
U.S. Segment - Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Net revenue. Net revenue increased by approximately $2.6 million, or 59%, to approximately $7.0 million for the three months ended March 31, 2018, compared to approximately $4.4 million for the three months ended March 31, 2017. The increase was primarily attributable to timing of orders by our U.S. distributors in the fourth quarter of 2016 and the first quarter of 2017 and an increase in end user unit demand of 21% in the first quarter of 2018.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $440,000, or 98%, to approximately $890,000 for the three months ended March 31, 2018, compared to approximately $450,000 for the three months ended March 31, 2017, primarily as a result of our increased sales volume and the required recognition of certain distributor costs pursuant to ASC 606, Revenue from Contracts with Customers, of $172,000 to cost of goods sold, excluding depreciation and amortization, that were included in net revenue in the prior period.
Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $400,000, or 33%, to approximately $1.6 million for the three months ended March 31, 2018, compared to approximately $1.2 million for the three months ended March 31, 2017. The increase was primarily attributable to a refund from the FDA of approximately $440,000 in the first quarter of 2017 which was not repeated in the first quarter of 2018. Additionally, the increase was attributable to increases of approximately $110,000 in scientific communication costs, offset by a decrease of $190,000 in costs associated with our U.S. clinical studies of ILUVIEN.
General and administrative expenses. General and administrative expenses increased by approximately $600,000, or 35%, to approximately $2.3 million for the three months ended March 31, 2018, compared to approximately $1.7 million for the three months ended March 31, 2017. The increase was primarily attributable to an increase in costs associated with our audit, tax preparation, legal and other professional fees.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $400,000, or 10%, to approximately $4.4 million for the three months ended March 31, 2018, compared to approximately $4.0 million for the three months ended March 31, 2017. The increase was primarily attributable to an increase in personnel costs related to our expanded sales force in the U.S.
International Segment

	Three Months Ended March 31,
	2018	2017
	(In thousands)
NET REVENUE	$2,825	$2,173
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(391)	(139)
GROSS PROFIT	2,434	2,034

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	950	741
GENERAL AND ADMINISTRATIVE EXPENSES	907	918
SALES AND MARKETING EXPENSES	1,278	1,143
DEPRECIATION AND AMORTIZATION	—	—
OPERATING EXPENSES	3,135	2,802
SEGMENT LOSS FROM OPERATIONS	$(701)	$(768)
International Segment - Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Net revenue. Net revenue increased by approximately $600,000, or 27%, to approximately $2.8 million for the three months ended March 31, 2018, compared to approximately $2.2 million for the three months ended March 31, 2017. The increase was primarily attributable to sales increases of $440,000 in countries where we sell to distributors and $230,000 in the countries in Europe where we sell direct.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $250,000, or 179%, to approximately $390,000 for the three months ended March 31, 2018 compared to approximately $140,000 for the three months ended March 31, 2017, primarily as a result of our increased sales volume and sales to our international distributors, where our margins are lower.
Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $210,000, or 28%, to approximately $950,000 for the three months ended March 31, 2018, compared to approximately $740,000 for the three months ended March 31, 2017. The increase was primarily attributable to costs related to maintaining the international registrations of ILUVIEN, including costs to file an application for ILUVIEN to treat uveitis in the EU.
General and administrative expenses. General and administrative expenses decreased by approximately $10,000, or 1%, to approximately $910,000 for the three months ended March 31, 2018, compared to approximately $920,000 for the three months ended March 31, 2017.
Sales and marketing expenses. Sales and marketing expenses increased by approximately $200,000, or 18%, to approximately $1.3 million for the three months ended March 31, 2018, compared to approximately $1.1 million for the three months ended March 31, 2017. The increase was primarily attributable to an approximately $110,000 increase in marketing costs.
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
Within the respective financial statement line items included in the Other segment, stock-based compensation expense,

collectively, was $1.2 million for both three months ended March 31, 2018 and 2017.
Depreciation and amortization decreased by approximately $20,000, or 3%, to $650,000 for three months ended March 31, 2018, compared to $670,000 for the three months ended March 31, 2017.

Liquidity and Capital Resources
Since inception, we have incurred recurring losses, negative cash flow from operations and have accumulated a deficit of $406.8 million through March 31, 2018. We have funded our operations through the public and private placement of common stock, convertible preferred stock, warrants, the sale of certain assets of the non-prescription business in which we were previously engaged and certain debt facilities.
In September 2014, we entered into a sales agreement with Cowen and Company, LLC (Cowen) to offer shares of our common stock from time to time through Cowen, as our sales agent for the offer and sale of the shares up to an aggregate offering price of $35.0 million. We paid a commission equal to 3% of the gross proceeds from the sales of shares of our common stock under the sales agreement. During the three months ended March 31, 2017 no shares were sold pursuant to this agreement.During the year ended December 31, 2017, we sold 4,203,015 shares of our common stock at a weighted average price of $1.43 per share through this at-the-market offering, for total gross proceeds of approximately $6.0 million, reduced by approximately $180,000 of related commissions, issuance costs and placement agent fees. We used the net proceeds from this offering for general corporate purposes and working capital.
In October 2017, we entered into a sales agreement with H.C. Wainwright & Co., LLC (HCW) to offer shares of our common stock from time to time through HCW, as our sales agent, for the offer and sale of the shares up to an aggregate offering price of $25.0 million. We have no obligation to sell shares under this sales agreement with HCW, and we currently do not have plans to sell shares under this agreement. The Sales Agreement provides that HCW will be entitled to compensation for its services in an amount up to 3.0% of gross proceeds from the sale of Placement Shares, and also provided HCW with customary indemnification rights. During the three months ended March 31, 2018 no shares were sold pursuant to this agreement.
On January 5, 2018, we entered into the $40.0 million 2018 Loan Agreement with Solar Capital. Under the 2018 Loan Agreement, we borrowed the entire $40.0 million as a term loan that matures on July 1, 2022.
We used the proceeds of the 2018 Loan Agreement to repay the Hercules Loan Agreement and for related expenses. We expect to use the remaining loan proceeds to provide additional working capital for general corporate purposes. (See Note 10 of our notes to condensed consolidated financial statements).
As of March 31, 2018, we had approximately $20.3 million in cash and cash equivalents. We commercially market ILUVIEN directly in the U.S., Germany, the United Kingdom, Portugal, Austria and Ireland. We began selling ILUVIEN in Austria in the first quarter of 2017 and in Ireland in the fourth quarter of 2017. We sell ILUVIEN through distributors in the Middle East, Italy and Spain. Due to the limited revenue generated by ILUVIEN to date, we may have to raise additional capital to fund the continued commercialization of ILUVIEN. If we are unable to raise additional financing, we will need to adjust our commercial plans so that we can continue to operate with our existing cash resources. The actual amount of funds that we will need will depend on many factors, some of which are beyond our control. We may need funds sooner than currently anticipated.
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
For the three months ended March 31, 2018, cash used in our operations was $5.0 million. The cash used in our operations was primarily due to our net loss of $7.7 million, offset by the $1.8 million loss on our early extinguishment of debt, $1.2 million of non-cash stock-based compensation expense, $650,000 for non-cash depreciation and amortization and $210,000 for non-cash interest expense associated with the amortization of our debt discount. Cash used in operations for the three months ended March 31, 2018 was further affected by an increase in accounts receivable of $870,000 and a net decrease in accounts payable, accrued expenses and other current liabilities of approximately $920,000. These amounts were offset by decreases of $310,000 in prepaid and other current assets and $300,000 of inventory.
For the three months ended March 31, 2017, cash used in our operations of $4.2 million was primarily due to our net loss of $6.7 million, offset by non-cash items, including $1.2 million of stock-based compensation expense, $670,000 for depreciation and amortization and $340,000 for non-cash interest expense associated with our debt discount. Further offsetting cash used in operations was a decrease in accounts receivable of approximately $3.1 million, offset by a decrease in accounts payable, accrued expenses and other current liabilities of approximately $2.2 million and an increase in inventory of approximately $360,000. Accounts receivable decreased primarily due to lower sales volume in the U.S. in the first quarter of 2017 compared to the fourth quarter of 2016. Accounts payable, accrued expenses and other current liabilities decreased primarily due to decreases of approximately $1.0 million of general accounts payable, $740,000 of accrued 2016 bonuses and commissions that were paid in the first quarter of 2017 and $460,000 of accrued rebate, chargeback and other revenue reserves.
For the three months ended March 31, 2018, net cash used in our investing activities was approximately $90,000, which was due to the purchase of property and equipment, primarily the purchase of additional software.
For the three months ended March 31, 2017, net cash used in our investing activities was approximately $60,000, which was due to the purchase of property and equipment, primarily the purchase of software that our sales force will use in the field.
For the three months ended March 31, 2018, net cash provided by our financing activities was approximately $1.2 million, which is primarily due to entering into the $40.0 million 2018 Loan Agreement with Solar Capital, offset by paying off the $35.0 million Hercules Loan Agreement and payment of related debt costs of $3.7 million.
For the three months ended March 31, 2017, net cash used in our financing activities was approximately $40,000 due to payments on capital leases.
Contractual Obligations and Commitments
There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 2, 2018.
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
Impact of Recent Accounting Pronouncements
See Note 3 our notes to condensed consolidated financial statements for a description of recent accounting pronouncements, including the expected dates of adoption and expected effects on results of operations and financial condition, if known.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Liquidity
See the “Liquidity and Capital Resources” section of this Quarterly Report on Form 10-Q for additional discussion of liquidity and related risks.
Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our loan agreement with Solar Capital. We do not believe we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $99,000 increase in interest expense for the three months ended March 31, 2018.
Credit Quality Risk
We are subject to credit risk in connection with accounts receivable from our product sales of ILUVIEN. We have contractual payment terms with each of our customers and we monitor our customers’ financial performance and creditworthiness so that we can properly assess and respond to any changes in their credit profile. During the three months ended March 31, 2018 and 2017, we did not recognize any charges for write-offs of accounts receivable. As of both March 31, 2018 and December 31, 2017, two U.S.-based distributors accounted for 81% of our accounts receivable balances.
Foreign Exchange Risk
As discussed further above, we market ILUVIEN outside the U.S. Therefore, significant changes in foreign exchange rates of the countries outside the U.S. where our product is sold can affect our operating results and financial condition. As sales outside the U.S. continue to grow and as we expand our international operations, we will continue to assess potential steps, including foreign currency hedging and other strategies, to mitigate our foreign exchange risk.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In the operative complaint, Cantor Fitzgerald alleges breach of a letter agreement pursuant to which we had engaged Cantor Fitzgerald to assist us in obtaining bank or loan financing. Cantor Fitzgerald alleges that our agreement in October 2016 with Hercules Capital, Inc. (Hercules) to restructure and amend our then existing $35 million debt facility with Hercules and to secure an additional $10 million in debt financing requires the payment to Cantor Fitzgerald of an advisory fee of 2% of $45 million, or $900,000, plus expenses of $24,890. Cantor Fitzgerald seeks compensatory and punitive damages, pre- and post-judgment interest, plus attorneys’ fees and costs.
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
Both parties have answered each other’s complaint and counterclaims and have denied liability. Discovery has concluded and the parties have submitted summary judgment motions to the Court pursuant to their agreed schedule. No trial date has been set, and we do not expect a trial date to be set until the second quarter of 2018 at the earliest. We are not able to predict the outcome of this litigation.
ITEM 1A. Risk Factors
In our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 2, 2018, we identify under Item 1A of Part I important factors which could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. There have been no material changes in our risk factors subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. However, the risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

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

ALIMERA SCIENCES, INC.

May 9, 2018	By:	/s/ C. Daniel Myers
C. Daniel Myers
Chief Executive Officer
(Principal Executive Officer)

May 9, 2018	By:	/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
President and Chief Financial Officer
(Principal Financial and Accounting Officer)