Form 10-Q
period 2018-06-30
ALIMERA SCIENCES INC
filed 2018-08-02
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2018, there were 70,038,411 shares of the registrant’s Common Stock issued and outstanding.

ALIMERA SCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS
Various statements in this report of Alimera Sciences, Inc. (we, our, Alimera, the Company or the registrant) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors that could cause actual results to differ include:

•
uncertainty regarding our ability to achieve profitability and positive cash flow through the commercialization of ILUVIEN® in the U.S., the European Economic Area (EEA) and other regions of the world where we sell ILUVIEN;

•	dependence on third-party manufacturers to manufacture ILUVIEN or any future products or product candidates in sufficient quantities and quality;

•	uncertainty regarding the pricing and reimbursement guidelines for ILUVIEN or any future products or product candidates, including ILUVIEN in new markets;

•	our ability to successfully obtain the indication for non-infectious posterior uveitis in the EU;

•	our ability to successfully commercialize ILUVIEN following regulatory approval in additional markets;

•	delay in or failure to obtain regulatory approval of ILUVIEN or any future products or product candidates in additional countries;

•
the possibility that we may again fail to comply with the continuing listing standards of the Nasdaq Global Market because the closing bid price of the our common stock on the Nasdaq Global Market is below $1.00 for 30 consecutive business days;

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

PART I. FINANCIAL INFORMATION
ITEM 1. Interim Condensed Consolidated Financial Statements (unaudited)
ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$16,687	$24,067
Restricted cash	33	34
Accounts receivable, net	13,419	11,435
Prepaid expenses and other current assets	2,299	2,278
Inventory (Note 6)	2,139	1,508
Total current assets	34,577	39,322
NON-CURRENT ASSETS:
Property and equipment, net	1,542	1,410
Intangible asset, net (Note 7)	17,701	18,664
Deferred tax asset	1,015	528
TOTAL ASSETS	$54,835	$59,924
CURRENT LIABILITIES:
Accounts payable	$6,542	$5,905
Accrued expenses (Note 8)	2,227	3,582
Capital lease obligations	211	184
Total current liabilities	8,980	9,671
NON-CURRENT LIABILITIES:
Note payable (Note 10)	37,461	34,365
Capital lease obligations — less current portion	338	203
Other non-current liabilities	2,518	766
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value — 10,000,000 shares authorized at June 30, 2018 and December 31, 2017:
Series A Convertible Preferred Stock, 1,300,000 authorized and 600,000 issued and outstanding at June 30, 2018 and December 31, 2017; liquidation preference of $24,000 at June 30, 2018 and December 31, 2017	19,227	19,227
Series B Convertible Preferred Stock, 8,417 authorized and 8,416 issued and outstanding at June 30, 2018 and December 31, 2017; liquidation preference of $50,750 at June 30, 2018 and December 31, 2017	49,568	49,568
Common stock, $.01 par value — 150,000,000 shares authorized, 70,038,411 shares issued and outstanding at June 30, 2018 and 69,146,381 shares issued and outstanding at December 31, 2017	700	691
Additional paid-in capital	344,022	341,622
Common stock warrants	3,707	3,707
Accumulated deficit	(410,758)	(399,075)
Accumulated other comprehensive loss	(928)	(821)
TOTAL STOCKHOLDERS’ EQUITY	5,538	14,919
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,835	$59,924
See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
NET REVENUE	$10,917	$10,368	$20,719	$16,986
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,113)	(769)	(2,389)	(1,356)
GROSS PROFIT	9,804	9,599	18,330	15,630

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,777	2,238	5,599	4,348
GENERAL AND ADMINISTRATIVE EXPENSES	3,229	3,012	7,084	6,276
SALES AND MARKETING EXPENSES	5,926	5,060	11,895	10,562
DEPRECIATION AND AMORTIZATION	650	667	1,299	1,333
OPERATING EXPENSES	12,582	10,977	25,877	22,519
NET LOSS FROM OPERATIONS	(2,778)	(1,378)	(7,547)	(6,889)

INTEREST EXPENSE AND OTHER	(1,178)	(1,384)	(2,329)	(2,721)
UNREALIZED FOREIGN CURRENCY GAIN, NET	32	28	34	—
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	—	21	—	188
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	(1,766)	—
NET LOSS BEFORE TAXES	(3,924)	(2,713)	(11,608)	(9,422)
PROVISION FOR TAXES	(76)	(44)	(76)	(70)
NET LOSS	$(4,000)	$(2,757)	$(11,684)	$(9,492)
NET LOSS PER SHARE — Basic and diluted	$(0.06)	$(0.04)	$(0.17)	$(0.15)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	70,022,100	65,485,106	69,952,940	65,175,724
See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
NET LOSS	$(4,000)	$(2,757)	$(11,684)	$(9,492)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	(213)	226	(107)	275
TOTAL OTHER COMPREHENSIVE INCOME	(213)	226	(107)	275
COMPREHENSIVE LOSS	$(4,213)	$(2,531)	$(11,791)	$(9,217)

See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	Six Months Ended June 30,
	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,684)	$(9,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,299	1,333
Inventory reserve	9	34
Unrealized foreign currency transaction gain	(34)	—
Loss on early extinguishment of debt	1,766	—
Amortization of debt discount	421	693
Stock-based compensation expense	2,358	2,400
Change in fair value of derivative warrant liability	—	(188)
Changes in assets and liabilities:
Accounts receivable	(2,054)	337
Prepaid expenses and other current assets	(48)	(390)
Inventory	(651)	(719)
Accounts payable	167	572
Accrued expenses and other current liabilities	84	(216)
Other long-term liabilities	(35)	(1,357)
Net cash used in operating activities	(8,402)	(6,993)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(123)	(167)
Net cash used in investing activities	(123)	(167)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2	—
Proceeds from sale of common stock	49	3,042
Payment of common stock offering costs	—	(108)
Issuance of debt	40,000	—
Payment of principal on notes payable	(35,000)	—
Payment of extinguishment of debt costs	(2,544)	—
Payment of deferred financing costs	(1,142)	—
Payment of capital lease obligations	(187)	(73)
Net cash provided by financing activities	1,178	2,861
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(34)	204
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(7,381)	(4,095)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	24,101	31,010
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$16,720	$26,915
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,579	$2,013
Cash paid for income taxes	$229	$55
Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$432	$—
Note payable end of term payment accrued but unpaid	$1,800	$1,400
There were no dividend payments made during the six months ended June 30, 2018 and 2017.

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
As part of the approval process in Europe, the Company committed to conduct a five-year, post-authorization, open label registry study in 800 patients treated with ILUVIEN. Due to its post market safety surveillance not showing any unexpected safety signals the Company requested and received approval to modify its protocol to cap enrollment in the study. Enrollment was completed with 562 patients enrolled in this study. The Company anticipates this study to complete by the end of 2019.
The Company commercially markets ILUVIEN directly in the U.S., Germany, the United Kingdom, Portugal, Austria and Ireland.
In addition, the Company has entered into various agreements under which distributors will provide regulatory, reimbursement or sales and marketing support for commercialization or future commercialization of ILUVIEN in several countries in the Middle East, as well as France, Italy, Spain, Australia, New Zealand and Canada. As of June 30, 2018, the Company has recognized sales of ILUVIEN to the Company’s distributors in the Middle East, France, Italy and Spain.
In July 2017, the Company amended its license with EyePoint Pharmaceuticals US, Inc. (EyePoint) formerly known as pSivida US, Inc. for the technology underlying ILUVIEN to include the treatment of uveitis, including non-infectious posterior uveitis (NIPU) in Europe, the Middle East and Africa (Note 9). Uveitis is an inflammatory disease of the uveal tract, which is comprised of the iris, ciliary body and choroid, that can lead to severe vision loss and blindness. In December 2017, the Company filed an application for a new indication for ILUVIEN for NIPU in the 17 EEA countries where ILUVIEN is currently approved for the treatment of DME. The regulatory authorities requested additional follow-up data from the clinical trials to support the application. The Company plans to submit the follow-up data in the fourth quarter of 2018, when it is expected to be available. The Company expects that it will obtain approval of its application for NIPU in the first half of 2019.

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

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company's accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017.
Research and Development Expenses
Research and development expenses were $310,000 and $3,000 for the three months ended June 30, 2018 and 2017, respectively. Research and development expenses were $414,000 and $354,000 for the six months ended June 30, 2018 and 2017, respectively.
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
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard effective January 1, 2018, and the adoption of this guidance did not have a material impact on the Company’s financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard effective January 1, 2018, and the adoption of this guidance did not have a material impact on the Company’s financial statements. The Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2017 has been reclassified for this ASU.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope Modification Accounting. The new standard clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. This standard became effective on January 1, 2018, and the Company adopted it on that date. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. REVENUE RECOGNITION
Net Revenue
The Company sells its products to major pharmaceutical distributors, pharmacies and doctors (collectively, its Customers). In addition to distribution agreements with Customers, the Company enters into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products. All of our current contracts have a single performance obligation, as the promise to transfer the individual goods is not separately identifiable from other promises in the contracts and is, therefore, not distinct.
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
Product Returns
The Company’s policies provide for product returns in the following circumstances: (a) expiration of shelf life on certain products; (b) product damaged while in the Customer’s possession; and (c) following product recalls. Generally, returns for expired product are accepted three months before and up to one year after the expiration date of the related product, and the related product is destroyed after it is returned. The Company may either refund the sales price paid by the Customer by issuance of a credit, or exchange the returned product with replacement inventory. The Company typically does not provide cash refunds. The Company estimates the proportion of recorded revenue that will result in a return by considering relevant factors, including historical returns experience, the estimated level of inventory in the distribution channel, the shelf life of products and product recalls, if any.
The estimation process for product returns involves, in each case, a number of interrelating assumptions, which vary for each Customer. The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue from Product sales in the period the related revenue is recognized, and because this returned product cannot be resold, there is no corresponding asset for product returns. To date, product returns have been minimal.
Other Revenue
The Company enters into agreements in which it licenses certain rights to its products to partner companies that act as distributors. The terms of these arrangements typically include payment to the Company of one or more of the following: non-

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services the Company provides; and a revenue share on net sales of licensed products. Each of these payments is recognized as other revenues.
As part of the accounting for these arrangements, the Company must develop estimates that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. Performance obligations are promises in a contract to transfer a distinct good or service to the Customer, and the Company recognizes revenue when, or as, performance obligations are satisfied. The Company uses key assumptions to determine the stand-alone selling price; these assumptions may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical, regulatory and commercial success.
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
The income statement reclassifications that occurred under the new guidance for the three months ended June 30, 2018 are summarized as follows:

	Three Months Ended June 30, 2018
	Under previous revenue recognition guidance	Reclassification	As reported
	(in thousands)
NET REVENUE	$10,717	$200	$10,917
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(913)	(200)	(1,113)
GROSS PROFIT	$9,804	$—	$9,804
The income statement reclassifications that occurred under the new guidance for the six months ended June 30, 2018 are summarized as follows:

	Six Months Ended June 30, 2018
	Under previous revenue recognition guidance	Reclassification	As reported
	(in thousands)
NET REVENUE	$20,347	$372	$20,719
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(2,017)	(372)	(2,389)
GROSS PROFIT	$18,330	$—	$18,330

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
To date, the Company has incurred recurring losses and negative cash flow from operations and has accumulated a deficit of $410,758,000 from inception through June 30, 2018. As of June 30, 2018, the Company had approximately $16,687,000 in cash and cash equivalents. The Company’s ability to achieve profitability and positive cash flow depends upon its ability to increase revenue and contain its expenses.
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

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. INVENTORY

Inventory consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Component parts (1)	$391	$404
Work-in-process (2)	878	587
Finished goods, net	870	517
Total Inventory	$2,139	$1,508

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
The gross carrying amount of the intangible asset was $25,000,000, which is being amortized over approximately 13 years from the payment date. The amortization expense related to the intangible asset was approximately $484,000 for both the three months ended June 30, 2018 and 2017, respectively. The amortization expense related to the intangible asset was approximately $962,000 for both the six months ended June 30, 2018 and 2017, respectively. The net book value of the intangible asset was $17,701,000 and $18,664,000 as of June 30, 2018 and December 31, 2017, respectively.
The estimated future amortization expense as of June 30, 2018 for the remaining periods in the next five years and thereafter is as follows:

Years Ending December 31	(In thousands)
2018	$978
2019	1,940
2020	1,946
2021	1,940
2022	1,940
Thereafter	8,957
Total	$17,701

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Accrued clinical investigator expenses	$667	$696
Accrued compensation expenses	535	511
Accrued rebate, chargeback and other revenue reserves	521	305
Accrued End of Term Payment (see Note 10)	—	1,400
Other accrued expenses	504	670
Total accrued expenses	$2,227	$3,582
9. LICENSE AGREEMENTS
EyePoint Agreement
The Company entered into an agreement with EyePoint (formerly known as pSivida US, Inc.) for the use of fluocinolone acetonide (FAc) in EyePoint’s proprietary insert technology in February 2005. This agreement was subsequently amended a number of times (as amended, the EyePoint Agreement). The EyePoint Agreement provides the Company with a worldwide exclusive license to utilize certain underlying technology used in the development and commercialization of ILUVIEN.
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
The New Collaboration Agreement converts the Company’s obligation to share 20% of its net profits to a royalty payable on global net revenues of ILUVIEN. The Company began paying a 2% royalty on net revenues and other related consideration to EyePoint on July 1, 2017. This royalty amount will increase to 6% upon the earlier of December 12, 2018 or the receipt of the first marketing approval for ILUVIEN for the treatment of NIPU. The Company will pay an additional 2% royalty on global net revenues and other related consideration in excess of $75,000,000 in any year. During the three and six months ended June 30, 2018, the Company recognized approximately $218,000 and $411,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization. As of June 30, 2018, approximately $218,000 of this royalty expense was included in the Company’s accounts payable. During the three and six months ended June 30, 2017, the Company recognized approximately $50,000 and $247,000 of profit share expense, respectively.
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
The Fourth Loan Amendment provided for interest-only payments through November 30, 2018 (the Interest-Only Period). Pursuant to the Fourth Loan Amendment, interest on the Hercules Loan Agreement accrued at a floating per annum rate equal the greater of (i) 11.0% or (ii) the sum of (A) 11.0% plus (B) the prime rate as reported in The Wall Street Journal, or if not reported, the prime rate most recently reported in The Wall Street Journal, minus 3.5%. In addition to the interest described in the preceding sentence, the principal balance of the Hercules Loan Agreement bore “payment-in kind” interest at the rate of 1.0% (PIK Interest), which PIK Interest was added to the outstanding principal balance of the Hercules Loan Agreement. The interest rate on the Hercules Loan Agreement was 12.0% as of December 31, 2017.
Under the Hercules Loan Agreement as amended by the Fourth Loan Amendment, any principal prepayment of the Hercules loan triggered a prepayment penalty based on when the prepayment occurred. Because the Company prepaid the Hercules Loan Agreement on January 5, 2018, the Company paid 2.0% of the principal amount repaid, or $709,000, which is included in loss on early extinguishment of debt for the six months ended June 30, 2018. Prior to entering into the Fourth Loan Agreement, the Company was already obligated to pay an end of term payment of $1,400,000, which was paid when the Company paid off the loan with Hercules on January 5, 2018.
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
Interest on the 2018 Loan Agreement is payable at one-month LIBOR plus 7.65% per annum. The 2018 Loan Agreement provides for interest-only payments for the first 30 months ending on July 1, 2020, followed by 24 months of payments of principal and interest. If the Company meets certain revenue thresholds and no event of default has occurred, the Company can extend the interest-only period an additional 6 months ending on January 1, 2021, followed by 18 months of payments of principal and interest. As of June 30, 2018, the interest rate on the 2018 Loan Agreement was approximately 9.7%.
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
The Company agreed, for itself and its subsidiaries, to customary affirmative and negative covenants and events of default in connection with the 2018 Loan Agreement. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the 2018 Loan Agreement and an increase to the applicable interest rate, and would permit Solar Capital to exercise remedies with respect to the collateral under the 2018 Loan Agreement. While certain covenants are in effect from the date of the agreement, the financial covenants that require a testing of the Company’s GAAP revenues are effective as of June 30, 2018. On this date, and in subsequent quarterly periods, the revenues will be tested utilizing a trailing six-month formula to determine if the Company is in compliance. As of June 30, 2018 the Company was in compliance with the covenants of the 2018 Loan Agreement.
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
Extinguishment of Debt
In accordance with the guidance in ASC 470-50, Debt, the Company accounted for the extinguishment of the Hercules Loan Amendment as an extinguishment and recognized a loss on early extinguishment of debt of approximately $1,766,000 within the condensed consolidated statements of operations for the six months ended June 30, 2018. The loss on early extinguishment consisted primarily of the early termination fee paid to Hercules and unamortized debt discounts including the remaining portion of warrant values and debt issuance costs.
Fair Value of Debt
The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing. Therefore, the carrying amount of the notes approximated their fair value at June 30, 2018 and December 31, 2017.

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

	Three and Six Months Ended June 30,
	2018	2017
Series A convertible preferred stock	9,022,556	9,022,556
Series B convertible preferred stock	8,416,251	8,416,251
Series A convertible preferred stock warrants	—	4,511,279
Common stock warrants	1,795,663	1,795,663
Stock options	12,514,650	11,496,801
Restricted stock units	1,023,630	861,430
Total	32,772,750	36,103,980

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. PREFERRED STOCK
Series A Convertible Preferred Stock
On October 2, 2012, the Company closed its preferred stock financing in which it sold units consisting of 1,000,000 shares of Series A Convertible Preferred Stock and warrants to purchase 300,000 shares of Series A Convertible Preferred Stock for gross proceeds of $40,000,000, prior to the payment of approximately $560,000 of related issuance costs. The powers, preferences and rights of the Series A Convertible Preferred Stock are set forth in the certificate of designation filed by the Company with Delaware’s Secretary of State on October 1, 2012. Each share of Series A Convertible Preferred Stock, including any shares of Series A Convertible Preferred Stock issued upon exercise of the warrants, is convertible into shares of the Company’s common stock at any time at the option of the holder at the rate equal to $40.00 divided by $2.66 (Conversion Price). The initial Conversion Price was subject to adjustment based on certain customary price based anti-dilution adjustments. These adjustment features lapsed in September 2014. Each share of Series A Convertible Preferred Stock shall automatically be converted into shares of common stock at the then-effective Conversion Price upon the occurrence of the later to occur of both (i) the Company receives and publicly announces the approval by the FDA of the Company’s New Drug Application (NDA) for ILUVIEN and (ii) the date on which the Company consummates an equity financing transaction pursuant to which the Company sells to one or more third party investors either (a) shares of common stock or (b) other equity securities that are convertible into shares of common stock and that have rights, preference or privileges, senior to or on a parity with, the Series A Convertible Preferred Stock, in each case having an as-converted per share of common stock price of not less than $10.00 and that results in total gross proceeds to the Company of at least $30,000,000. The rights and preferences of Series A Convertible Preferred Stock also place limitations on the Company’s ability to declare or pay any dividend or distribution on any shares of capital stock.
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
These warrants were considered derivative instruments because the agreements provided for settlement in Series A Convertible Preferred Stock shares or common stock shares at the option of the holder, an adjustment to the warrant exercise price for common shares at some point in the future and contain anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants was subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. Therefore the warrants were recorded as a liability at issuance. The warrant anti-dilution provisions lapsed in September 2014. During the three and six months ended June 30, 2017, the Company recorded gains of $21,000 and $188,000, respectively, as a result of the change in fair value of the warrants. The rights to exercise these warrants expired on October 1, 2017.
In 2014, 6,015,037 shares of common stock were issued pursuant to the conversion of 400,000 shares of Series A Convertible Preferred Stock. As of June 30, 2018, there were 600,000 shares of Series A Convertible Preferred Stock issued and outstanding.

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
13. COMMON STOCK
In 2017, the Company sold 4,203,015 shares of the Company’s common stock at a weighted average price of $1.43 per share through the Company’s at-the-market offering that was in place with Cowen and Company, LLC (Cowen), for total gross proceeds of approximately $6,000,000, reduced by approximately $183,000 of related commissions, issuance costs and placement agent fees. The Company used the net proceeds from this offering for general corporate purposes and working capital. The Company’s sales agreement with Cowen to sell additional shares expired on August 13, 2017.
In October 2017, the Company entered into a common stock sales agreement (Sales Agreement) with H.C. Wainwright & Co., LLC (HCW) to offer shares of the Company’s common stock from time to time through HCW, as our sales agent, for the offer and sale of the shares up to an aggregate offering price of $25,000,000. In June 2018, the Company notified HCW that it was terminating the Sales Agreement in accordance with the termination provisions of the Sales Agreement, effective on June 1, 2018. The Company had no obligation to sell shares under this sales agreement with HCW and the Company never sold shares under this agreement. The Company incurred no early termination penalties in connection with the termination of the Sales Agreement.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. STOCK INCENTIVE PLANS
Stock Option Plans
During the three months ended June 30, 2018 and 2017, the Company recorded compensation expense related to stock options of approximately $888,000 and $1,007,000, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded compensation expense related to stock options of approximately $1,754,000 and $1,979,000, respectively. As of June 30, 2018, the total unrecognized compensation cost related to non-vested stock options granted was $4,558,000 and is expected to be recognized over a weighted average period of 2.13 years. The following table presents a summary of stock option activity for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018		2017
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	12,343,820	$2.75	11,696,269	$3.00
Grants	320,625	0.88	336,300	1.39
Forfeitures	(149,795)	2.70	(535,768)	3.04
Exercises	—	—	—	—
Options outstanding at period end	12,514,650	2.70	11,496,801	2.96
Options exercisable at period end	8,578,358	3.19	7,599,761	3.25
Weighted average per share fair value of options granted during the period	$0.56		$1.07
The following table presents a summary of stock option activity for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018		2017
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	11,595,510	$2.90	10,804,412	$3.22
Grants	1,553,625	1.10	1,648,800	1.23
Forfeitures	(632,922)	2.43	(956,411)	2.93
Exercises	(1,563)	1.06	—	—
Options outstanding at period end	12,514,650	2.70	11,496,801	2.96
Options exercisable at period end	8,578,358	3.19	7,599,761	3.25
Weighted average per share fair value of options granted during the period	$0.73		$0.95
The following table provides additional information related to outstanding stock options, exercisable stock options and stock options that were expected to vest as of June 30, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	12,514,650	$2.70	6.61 years	$—
Exercisable	8,578,358	3.19	5.61 years	—
Outstanding, vested and expected to vest	12,039,749	2.75	6.52 years	—

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides additional information related to outstanding stock options, exercisable stock options and stock options that were expected to vest as of December 31, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	11,595,510	$2.90	6.60 years	$35
Exercisable	8,085,064	3.25	5.68 years	—
Outstanding, vested and expected to vest	11,161,477	2.94	6.51 years	34
As of June 30, 2018, the Company was authorized to grant options to purchase up to an additional 1,093,385 shares under the 2010 Equity Incentive Plan, taking into account the annual increase in the number of shares available for issuance under the Company’s 2010 Equity Incentive Plan and the options and restricted stock units (RSUs) granted and forfeited during the six months ended June 30, 2018.
Employee Stock Purchase Plan
During the three months ended June 30, 2018 and 2017, the Company recorded compensation expense related to its employee stock purchase plan of approximately $8,000 and $7,000, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded compensation expense related to its employee stock purchase plan of approximately $18,000 and $20,000, respectively.
Restricted Stock Units
During the six months ended June 30, 2018, the Company granted 1,080,830 RSUs to its employees in lieu of a cash bonus program for 2018. As of June 30, 2018, 1,023,630 RSUs were outstanding. During the three and six months ended June 30, 2018, the Company recorded compensation expense of $256,000 and $587,000, respectively, related to outstanding and vested RSUs.
During the six months ended June 30, 2017, the Company granted 949,330 RSUs to its employees in lieu of a cash bonus program for 2017, of which 839,285 RSUs vested and converted to common shares in January 2018. During the three and six months ended June 30, 2017, the Company recorded compensation expense related to these RSUs of $219,000 and $401,000, respectively.

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

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items. The Company’s effective tax rate for the three and six months ended June 30, 2018 properly excluded tax benefits associated with year-to-date pre-tax losses generated in the U.S. and the Netherlands. Income tax positions are considered for uncertainty in accordance with ASC 740-10. The Company has recorded unrecognized tax benefits related to research and development tax credits. In accordance with ASC 740-10, such attributes are reduced to the amount that is expected to be recognized in the future. The Company has not accrued interest or penalties as no research and development credits have been utilized due to significant net operating losses (NOLs) available. The Company does not expect any decreases to the unrecognized tax benefits within the next twelve months due to any lapses in statute of limitations. Tax years remain subject to examination at the U.S. federal level between 2010 and 2016, and subject to examinations at various state levels between 2005 and 2016. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which the NOLs are utilized. Tax years since 2012 remain subject to examination in the United Kingdom and the Netherlands. Tax years since 2013 remain subject to examination in Germany.
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
At December 31, 2017, the Company had federal NOL carry-forwards of approximately $121,413,000 and state NOL carry-forwards of approximately $161,753,000 available to reduce future taxable income. The Company’s federal NOL carry-forwards remain fully reserved as of June 30, 2018. If not utilized, the federal NOL carry-forwards will expire at various dates between 2029 and 2037 and the state NOL carry-forwards will expire at various dates between 2020 and 2037.
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
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”) which made widespread changes to the Internal Revenue Code. The Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously not subject to U.S. tax and creates new income taxes on certain foreign sourced earnings. The Company has made reasonable estimates related to (1) the remeasurement of U.S. deferred tax balances for the reduction in the tax rate, (2) the liability for the transition tax and (3) the taxes accrued relating to the change in permanent reinvestment assertion for unremitted earnings of certain foreign subsidiaries. For the quarter ended June 30, 2018, the Company has not made any adjustments to the estimated amounts recorded as of December 31, 2017.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. SEGMENT INFORMATION
During the three months ended June 30, 2018 and 2017, two customers within the U.S. segment that are large pharmaceutical distributors accounted for 73% and 78%, respectively, of the Company’s consolidated revenues. During the six months ended June 30, 2018 and 2017, these same two customers accounted for 72% and 74%, respectively, of the Company’s consolidated revenues. These same two customers within the U.S. segment accounted for approximately 82% and 81% of the Company’s consolidated accounts receivable at June 30, 2018 and at December 31, 2017, respectively.
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
The following table presents a summary of the Company’s reporting segments for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
	U.S.	International	Other	Consolidated	U.S.	International	Other	Consolidated
	(In thousands)
NET REVENUE	$7,999	$2,918	$—	$10,917	$8,056	$2,312	$—	$10,368
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(856)	(257)	—	(1,113)	(503)	(266)	—	(769)
GROSS PROFIT	7,143	2,661	—	9,804	7,553	2,046	—	9,599

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,602	954	221	2,777	1,498	518	222	2,238
GENERAL AND ADMINISTRATIVE EXPENSES	1,866	723	640	3,229	1,828	476	708	3,012
SALES AND MARKETING EXPENSES	4,142	1,493	291	5,926	3,521	1,236	303	5,060
DEPRECIATION AND AMORTIZATION	—	—	650	650	—	—	667	667
OPERATING EXPENSES	7,610	3,170	1,802	12,582	6,847	2,230	1,900	10,977
SEGMENT (LOSS) GAIN FROM OPERATIONS	(467)	(509)	(1,802)	(2,778)	706	(184)	(1,900)	(1,378)
OTHER INCOME AND EXPENSES, NET	—	—	(1,146)	(1,146)	—	—	(1,335)	(1,335)
NET LOSS BEFORE TAXES				$(3,924)				$(2,713)

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of the Company’s reporting segments for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
	U.S.	International	Other	Consolidated	U.S.	International	Other	Consolidated
	(In thousands)
NET REVENUE	$14,976	$5,743	$—	$20,719	$12,501	$4,485	$—	$16,986
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,741)	(648)	—	(2,389)	(951)	(405)	—	(1,356)
GROSS PROFIT	13,235	5,095	—	18,330	11,550	4,080	—	15,630

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	3,242	1,904	453	5,599	2,656	1,259	433	4,348
GENERAL AND ADMINISTRATIVE EXPENSES	4,159	1,630	1,295	7,084	3,531	1,395	1,350	6,276
SALES AND MARKETING EXPENSES	8,514	2,771	610	11,895	7,567	2,378	617	10,562
DEPRECIATION AND AMORTIZATION	—	—	1,299	1,299	—	—	1,333	1,333
OPERATING EXPENSES	15,915	6,305	3,657	25,877	13,754	5,032	3,733	22,519
SEGMENT LOSS FROM OPERATIONS	(2,680)	(1,210)	(3,657)	(7,547)	(2,204)	(952)	(3,733)	(6,889)
OTHER INCOME AND EXPENSES, NET	—	—	(4,061)	(4,061)	—	—	(2,533)	(2,533)
NET LOSS BEFORE TAXES				$(11,608)				$(9,422)

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
In December 2017, we filed an application for a new indication for ILUVIEN for the treatment of non-infectious posterior uveitis (NIPU) in the 17 EEA countries where ILUVIEN is currently approved for the treatment of DME. Uveitis is an inflammatory disease of the uveal tract, which is comprised of the iris, ciliary body and choroid, that can lead to severe vision loss and blindness. The regulatory authorities requested additional follow-up data from the clinical trials to support the application. We plan to submit the follow-up data by the end of 2018, when it is expected to be available. We expect that we will obtain approval of our application for NIPU in the first half of 2019.
We commercially market ILUVIEN in the U.S., Germany, the United Kingdom, Portugal, Austria and Ireland. We began selling ILUVIEN in Austria in the first quarter of 2017 and in Ireland in the fourth quarter of 2017.
In addition, we have entered into various agreements under which distributors are providing or will provide regulatory, reimbursement or sales and marketing support for future commercialization of ILUVIEN in several countries in the Middle East, as well as Italy, Spain, France, Canada, Australia and New Zealand. As of June 30, 2018, we have recognized sales of ILUVIEN to the Company’s distributors in the Middle East, France, Italy and Spain.
We amended and restated our license agreement with EyePoint Pharmaceuticals US, Inc. (EyePoint), formerly known as pSivida US, Inc., effective July 1, 2017 (the New Collaboration Agreement). Under the New Collaboration Agreement, the technology underlying ILUVIEN now includes the treatment of uveitis, including non-infectious posterior uveitis (NIPU) in Europe, the Middle East and Africa.
Before we entered into the New Collaboration Agreement, we were required to share with EyePoint 20% of our net profits on a country-by-country basis. We were permitted to offset up to 20% of this amount with accumulated commercialization costs incurred in previous quarters. The New Collaboration Agreement converts this profit share obligation to a royalty payable on global net revenues of ILUVIEN. We began paying a 2% royalty on net revenues and other related consideration to EyePoint effective July 1, 2017. This royalty amount will increase to 6% upon the earlier of December 12, 2018 or the receipt of the first marketing approval for ILUVIEN for the treatment of NIPU. We will pay an additional 2% royalty on global net revenues and other related consideration in excess of $75.0 million in any year. During the three and six months ended June 30, 2018, we recognized approximately $218,000 and $411,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization. As of June 30, 2018, approximately $218,000 of this royalty expense was included in our accounts payable. During the three and six months ended June 30, 2017, we recognized approximately $50,000 and $247,000 of profit share expense, respectively.
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

We have incurred significant losses since our inception in June 2003. As of June 30, 2018, we had accumulated a deficit of $410.8 million. We expect to incur substantial losses through the continued commercialization of ILUVIEN as we:

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
As of June 30, 2018, we had approximately $16.7 million in cash and cash equivalents.
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
Our revenues for the three and six months ended June 30, 2018 and 2017 were generated from product sales primarily in the U.S., Germany, Portugal and the United Kingdom. In the U.S., two large pharmaceutical distributors accounted for 73% and 78% of our consolidated revenues for the three months ended June 30, 2018 and 2017, respectively, and 72% and 74% of our consolidated revenues for the six months ended June 30, 2018 and 2017, respectively. These distributors purchase ILUVIEN from us, maintain inventories of ILUVIEN and sell downstream to physician offices, pharmacies and hospitals. Internationally, in countries where we sell direct, our customers are hospitals, clinics and pharmacies. We sometimes refer to physician offices, pharmacies, hospitals and clinics as end users. In international countries where we sell to distributors, these distributors maintain inventory levels of ILUVIEN and sell to their customers.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
NET REVENUE	$10,917	$10,368	$20,719	$16,986
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,113)	(769)	(2,389)	(1,356)
GROSS PROFIT	9,804	9,599	18,330	15,630

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,777	2,238	5,599	4,348
GENERAL AND ADMINISTRATIVE EXPENSES	3,229	3,012	7,084	6,276
SALES AND MARKETING EXPENSES	5,926	5,060	11,895	10,562
DEPRECIATION AND AMORTIZATION	650	667	1,299	1,333
OPERATING EXPENSES	12,582	10,977	25,877	22,519
NET LOSS FROM OPERATIONS	(2,778)	(1,378)	(7,547)	(6,889)

INTEREST EXPENSE AND OTHER	(1,178)	(1,384)	(2,329)	(2,721)
UNREALIZED FOREIGN CURRENCY GAIN, NET	32	28	34	—
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	—	21	—	188
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	(1,766)	—
NET LOSS BEFORE TAXES	(3,924)	(2,713)	(11,608)	(9,422)
PROVISION FOR TAXES	(76)	(44)	(76)	(70)
NET LOSS	$(4,000)	$(2,757)	$(11,684)	$(9,492)
NET LOSS PER SHARE — Basic and diluted	$(0.06)	$(0.04)	$(0.17)	$(0.15)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	70,022,100	65,485,106	69,952,940	65,175,724
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
Net revenue increased by approximately $500,000, or 5%, to approximately $10.9 million for the three months ended June 30, 2018, compared to approximately $10.4 million for the three months ended June 30, 2017. The increase was primarily attributable to an increase of $390,000 in the countries in Europe where we sell direct, $210,000 in other countries where we sell to distributors and an increase of $200,000 in the U.S. due to the required recognition of certain distributor costs that are no longer offset against net revenue pursuant to Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (ASC 606). These increases were offset by a decrease of approximately $260,000 in U.S. net revenue from our distributors. End user demand, which represents units purchased by physicians and pharmacies from the Company’s distributors, increased by 12% during the three months ended June 30, 2018.
Net revenue increased by approximately $3.7 million, or 22%, to approximately $20.7 million for the six months ended June 30, 2018, compared to approximately $17.0 million for the six months ended June 30, 2017. The increase was primarily attributable to revenue increases of $2.2 million in the U.S. due to our increased end user demand, our expanded U.S. sales presence and the promotion of our Phase 4 USER post-market clinical study data. Additionally, we had increases in our International segment of $650,000 in countries where we sell to distributors, $600,000 in the countries in Europe where we sell direct and $300,000 in the U.S. due to the required recognition of certain distributor costs that are no longer offset against net revenue pursuant to ASC 606. End user demand, which represents units purchased by physicians and pharmacies from the Company’s distributors, increased by 16% during the six months ended June 30, 2018.
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
Cost of goods sold, excluding depreciation and amortization, increased by approximately $330,000, or 43%, to approximately $1.1 million for the three months ended June 30, 2018, compared to approximately $770,000 for the three months ended June 30, 2017. The increase was primarily attributable to (a) the required recognition of certain distributor costs pursuant to ASC 606, of $200,000 to cost of goods sold, excluding depreciation and amortization (these distributor costs were included in net revenue in the 2017 period), and (b) an increase of $160,000 of royalty expense payable to EyePoint.
Cost of goods sold, excluding depreciation and amortization, increased by approximately $1.0 million, or 71%, to approximately $2.4 million for the six months ended June 30, 2018, compared to approximately $1.4 million for the six months ended June 30, 2017. The increase was primarily as a result of (a) our increased sales volume, (b) the required recognition of certain distributor costs pursuant to ASC 606 of $372,000 to cost of goods sold, excluding depreciation and amortization (these distributor costs were included in net revenue in the 2017 period), and (c) an increase of $100,000 of royalty expense payable to EyePoint.
Gross profit increased by approximately $200,000, or 2%, to approximately $9.8 million for the three months ended June 30, 2018, compared to approximately $9.6 million for the three months ended June 30, 2017. Gross margin was 90% and 93% for the three months ended June 30, 2018 and 2017, respectively.
Gross profit increased by approximately $2.7 million, or 17%, to approximately $18.3 million for the six months ended June 30, 2018, compared to approximately $15.6 million for the six months ended June 30, 2017. Gross margin was 88% and 92% for the three months ended June 30, 2018 and 2017, respectively.
The decrease in gross margin was primarily attributable to an increase in manufacturing costs and the required recognition of certain distributor costs pursuant to ASC 606 of approximately $200,000 and $372,000 for the three and six months ended June 30, 2018, respectively, to cost of goods sold, excluding depreciation and amortization (these distributor costs were included in net revenue in the 2017 period). See Notes 3 and 4 of our notes to condensed consolidated financial statements.
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
Research, development and medical affairs expenses increased by approximately $600,000, or 27%, to approximately $2.8 million for the three months ended June 30, 2018, compared to approximately $2.2 million for the three months ended June 30, 2017. The increase was primarily attributable to increases of (a) $350,000 in our clinical study costs, as we benefited from one-time cost savings associated with two clinical studies that offset expenses incurred during the three months ended June 30, 2017 and (b) $180,000 in personnel costs.
Research, development and medical affairs expenses increased by approximately $1.3 million, or 30%, to approximately $5.6 million for the six months ended June 30, 2018, compared to approximately $4.3 million for the six months ended June 30, 2017. The increase was primarily attributable to a refund from the FDA of approximately $440,000 in the first quarter of 2017, which was not repeated in the first quarter of 2018. Additionally, the increase was attributable to increases of approximately $280,000 in personnel costs, $180,000 in scientific communication costs, and $120,000 of costs related to maintaining the U.S. and international registrations of ILUVIEN, including costs to file an application for a new indication for ILUVIEN for the treatment of NIPU in the EU.

General and Administrative Expenses
General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including finance, accounting, information technology and human resources. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents and with SEC compliance. We expect to continue to incur significant costs to comply with the corporate governance, internal control and similar requirements applicable to public companies.
General and administrative expenses increased by approximately $200,000, or 6%, to approximately $3.2 million for the three months ended June 30, 2018, compared to approximately $3.0 million for the three months ended June 30, 2017.
General and administrative expenses increased by approximately $800,000, or 13%, to approximately $7.1 million for the six months ended June 30, 2018, compared to approximately $6.3 million for the six months ended June 30, 2017. The increase was primarily attributable to increases of $360,000 in audit and legal fees, $210,000 in personnel costs, and $110,000 of state franchise taxes.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of third-party marketing fees and compensation for employees for the commercial promotion, the assessment of the commercial opportunity of, the development of market awareness for, the pursuit of market reimbursement for and the execution of launch plans for ILUVIEN. Other costs include professional fees associated with developing plans for ILUVIEN or any future products or product candidates and maintaining public relations.
Sales and marketing expenses increased by approximately $800,000, or 16%, to approximately $5.9 million for the three months ended June 30, 2018, compared to approximately $5.1 million for the three months ended June 30, 2017. The increase was primarily attributable to increases of $480,000 in personnel and travel and entertainment costs primarily related to our expanded sales force in the U.S, $130,000 of marketing costs and $130,000 of market access costs.
Sales and marketing expenses increased by approximately $1.3 million, or 12%, to approximately $11.9 million for the six months ended June 30, 2018, compared to approximately $10.6 million for the six months ended June 30, 2017. The increase was primarily attributable to increases of $1.0 million in personnel and travel and entertainment costs primarily related to our expanded sales force in the U.S. and $160,000 of marketing costs.
Operating Expenses
As a result of the increases in various expenses described above, total operating expenses increased by approximately $1.6 million, or 15%, to approximately $12.6 million for the three months ended June 30, 2018, compared to approximately $11.0 million for the three months ended June 30, 2017. The increase was primarily attributable to increases of approximately $800,000 in sales and marketing expenses, $600,000 in research, development and medical affairs expenses and $200,000 in general and administrative expenses.
Total operating expenses increased by approximately $3.4 million, or 15%, to approximately $25.9 million for the six months ended June 30, 2018, compared to approximately $22.5 million for the six months ended June 30, 2017. The increase was primarily attributable to increases of approximately $1.3 million in sales and marketing expenses, $1.3 million in research, development and medical affairs expenses and $800,000 in general and administrative expenses.
Interest Expense and Other
For the three and six months ended June 30, 2018 interest expense consisted primarily of interest and amortization of deferred financing costs and debt discounts associated with our outstanding debt under the 2018 Term Loan Agreement with Solar Capital. As discussed in Note 10 of our notes to condensed consolidated financial statements, we entered into a new loan facility with Solar Capital on January 5, 2018 and refinanced the Hercules Loan Agreement with the proceeds. For the three and six months ended June 30, 2017, interest expense consisted primarily of interest and amortization of deferred financing costs and debt discounts associated with our outstanding debt under the Hercules Loan Agreement.
Interest expense and other decreased by approximately $200,000, or 14%, to approximately $1.2 million for the three months ended June 30, 2018, compared to approximately $1.4 million for the three months ended June 30, 2017. Interest expense and other decreased by approximately $400,000, or 15%, to approximately $2.3 million for the six months ended June 30, 2018, compared to approximately $2.7 million for the six months ended June 30, 2017. These decreases were primarily attributable to the lower effective interest rate on our 2018 Term Loan Agreement compared to the effective interest rate on the Hercules Loan Agreement.

Change in Fair Value of Derivative Warrant Liability
Warrants to purchase our Series A Convertible Preferred Stock or common stock that do not meet the requirements for classification as equity, in accordance with ASC 815, Derivatives and Hedging, are classified as liabilities. We record these derivative financial instruments as liabilities in our balance sheet measured at their fair value. We record the changes in fair value of such instruments as non-cash gains or losses in the condensed consolidated statements of operations.
During the three and six months ended June 30, 2017, we recognized gains of approximately $21,000 and $188,000, respectively, related to the decreased fair value of our derivative warrant liability. The change in fair value was primarily due to the decreasing time remaining to exercise the warrants. The rights to exercise these warrants expired on October 1, 2017.
Loss on early extinguishment of debt
We recorded a loss on early extinguishment of debt of approximately $1.8 million for the six months ended June 30, 2018, as a result of refinancing the Hercules Loan Agreement by entering into the 2018 Term Loan Agreement with Solar Capital on January 5, 2018.
Basic and Diluted Net Loss Applicable to Common Stockholders per Share of Common Stock
We calculated net loss per share in accordance with ASC 260, Earnings Per Share. We had a net loss for both periods presented; accordingly, the inclusion of common stock options and warrants would be anti-dilutive. Dilutive common stock equivalents would include the dilutive effect of convertible securities, common stock options, restricted stock units, warrants for convertible securities and warrants for common stock equivalents. Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive, totaled approximately 32,772,750 for the three and six months ended June 30, 2018 and 36,103,980 for the three and six months ended June 30, 2017. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods of net loss because of their anti-dilutive effect. Therefore, for the three and six months ended June 30, 2018 and 2017, the weighted average shares used to calculate both basic and diluted loss per share are the same.

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
U.S. Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
NET REVENUE	$7,999	$8,056	$14,976	$12,501
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(856)	(503)	(1,741)	(951)
GROSS PROFIT	7,143	7,553	13,235	11,550

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,602	1,498	3,242	2,656
GENERAL AND ADMINISTRATIVE EXPENSES	1,866	1,828	4,159	3,531
SALES AND MARKETING EXPENSES	4,142	3,521	8,514	7,567
DEPRECIATION AND AMORTIZATION	—	—	—	—
OPERATING EXPENSES	7,610	6,847	15,915	13,754
SEGMENT (LOSS) GAIN FROM OPERATIONS	$(467)	$706	$(2,680)	$(2,204)
U.S. Segment - Three months ended June 30, 2018 compared to the three months ended June 30, 2017
Net revenue. Net revenue decreased by approximately $100,000, or 1%, to approximately $8.0 million for the three months ended June 30, 2018, compared to approximately $8.1 million for the three months ended June 30, 2017. This decrease in net revenue resulted from a decrease of approximately $260,000 of net revenue from our distributors offset by an increase of $200,000 due to the required recognition of certain distributor costs that are no longer offset against net revenue pursuant to ASC 606. The decrease in net revenue resulted from lower distributor orders received in the three months ended June 30, 2018, compared to the three months ended June 30, 2017, despite growth in U.S. end user demand. End user demand, which represents units purchased by physicians and pharmacies from our distributors, was higher in the three months ended June 30, 2018, increasing 12% to 955 units compared to 850 units in the three months ended June 30, 2017.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $360,000, or 72%, to approximately $860,000 for the three months ended June 30, 2018, compared to approximately $500,000 for the three months ended June 30, 2017. This increase primarily resulted from increased manufacturing costs and the required recognition of certain distributor costs pursuant to ASC 606 of $200,000 to cost of goods sold, excluding depreciation and amortization, that were included in net revenue in the prior period.
Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $100,000, or 7%, to approximately $1.6 million for the three months ended June 30, 2018, compared to approximately $1.5 million for the three months ended June 30, 2017.
General and administrative expenses. General and administrative expenses increased by approximately $100,000, or 5%, to approximately $1.9 million for the three months ended June 30, 2018, compared to approximately $1.8 million for the three months ended June 30, 2017.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $600,000, or 17%, to approximately $4.1 million for the three months ended June 30, 2018, compared to approximately $3.5 million for the three months ended June 30, 2017. The increase was primarily attributable to an increase in personnel and travel and entertainment costs related to our expanded sales force in the U.S.
U.S. Segment - Six months ended June 30, 2018 compared to the six months ended June 30, 2017
Net revenue. Net revenue increased by approximately $2.5 million, or 20%, to approximately $15.0 million for the six months ended June 30, 2018, compared to approximately $12.5 million for the six months ended June 30, 2017. The increase was primarily attributable increases of $2.2 million due to our increased end user demand, our expanded U.S. sales presence and the promotion of our Phase 4 USER post-market clinical study data and $300,000 due to the required recognition of certain distributor costs that are no longer offset against net revenue pursuant to ASC 606.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $700,000, or 70%, to approximately $1.7 million for the six months ended June 30, 2018, compared to approximately $1.0 for the six months ended June 30, 2017. This increase was primarily due to our increased sales volume, increased manufacturing costs and the required recognition of certain distributor costs pursuant to ASC 606 of $372,000 to cost of goods sold, excluding depreciation and amortization, that were included in net revenue in the prior period.
Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $500,000, or 19%, to approximately $3.2 million for the six months ended June 30, 2018, compared to approximately $2.7 million for the six months ended June 30, 2017. The increase was primarily attributable to a refund from the FDA of approximately $440,000 in the first quarter of 2017 which was not repeated in the first quarter of 2018. Additionally, the increase was attributable to increases of approximately $140,000 in scientific communication costs, offset by a decrease of $110,000 in costs associated with our U.S. clinical studies of ILUVIEN.
General and administrative expenses. General and administrative expenses increased by approximately $700,000, or 20%, to approximately $4.2 million for the six months ended June 30, 2018, compared to approximately $3.5 million for the six months ended June 30, 2017. The increase was primarily attributable to increases of $320,000 in audit and legal fees, $110,000 of U.S. state franchise taxes and $100,000 in personnel costs.
Sales and marketing expenses. Sales and marketing expenses increased by approximately $900,000, or 12%, to approximately $8.5 million for the six months ended June 30, 2018, compared to approximately $7.6 million for the six months ended June 30, 2017. The increase was primarily attributable to an increase in personnel and travel and entertainment costs related to our expanded sales force in the U.S.

International Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
NET REVENUE	$2,918	$2,312	$5,743	$4,485
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(257)	(266)	(648)	(405)
GROSS PROFIT	2,661	2,046	5,095	4,080

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	954	518	1,904	1,259
GENERAL AND ADMINISTRATIVE EXPENSES	723	476	1,630	1,395
SALES AND MARKETING EXPENSES	1,493	1,236	2,771	2,378
DEPRECIATION AND AMORTIZATION	—	—	—	—
OPERATING EXPENSES	3,170	2,230	6,305	5,032
SEGMENT LOSS FROM OPERATIONS	$(509)	$(184)	$(1,210)	$(952)
International Segment - Three months ended June 30, 2018 compared to the three months ended June 30, 2017
Net revenue. Net revenue increased by approximately $600,000, or 26%, to approximately $2.9 million for the three months ended June 30, 2018, compared to approximately $2.3 million for the three months ended June 30, 2017. The increase was primarily attributable to sales increases of $390,000 in the countries in Europe where we sell direct and $210,000 in other countries where we sell to distributors.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, decreased by approximately $10,000, or 4%, to approximately $260,000 for the three months ended June 30, 2018 compared to approximately $270,000 for the three months ended June 30, 2017.
Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $430,000, or 83%, to approximately $950,000 for the three months ended June 30, 2018, compared to approximately $520,000 for the three months ended June 30, 2017. The increase was primarily attributable to increases of $280,000 in our clinical study costs, as we benefited from one-time cost savings associated with our clinical studies that offset expenses incurred during the three months ended June 30, 2017, and $120,000 in personnel costs.
General and administrative expenses. General and administrative expenses increased by approximately $240,000, or 50%, to approximately $720,000 for the three months ended June 30, 2018, compared to approximately $480,000 for the three months ended June 30, 2017. The increase was primarily attributable to increased personnel costs.
Sales and marketing expenses. Sales and marketing expenses increased by approximately $300,000, or 17%, to approximately $1.5 million for the three months ended June 30, 2018, compared to approximately $1.2 million for the three months ended June 30, 2017. The increase was primarily attributable to an increase in marketing and market access costs.
International Segment - Six months ended June 30, 2018 compared to the six months ended June 30, 2017
Net revenue. Net revenue increased by approximately $1.2 million, or 27%, to approximately $5.7 million for the six months ended June 30, 2018, compared to approximately $4.5 million for the six months ended June 30, 2017. The increase was primarily attributable to sales increases of $650,000 in countries where we sell to distributors and $600,000 in the countries in Europe where we sell direct.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $240,000, or 59%, to approximately $650,000 for the six months ended June 30, 2018 compared to approximately $410,000 for the six months ended June 30, 2017. This increase was primarily due to our increased sales volume and sales to our international distributors.
Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $600,000, or 46%, to approximately $1.9 million for the six months ended June 30, 2018, compared to approximately $1.3 for the six months ended June 30, 2017. The increase was primarily attributable to (a) an increase of

$200,000 in personnel costs, (b) an increase of $190,000 in our clinical study costs, as we benefited from one-time cost savings associated with our clinical studies that offset expenses incurred during the three months ended June 30, 2017 and (c) an increase of $100,000 in costs related to maintaining the international registrations of ILUVIEN, including costs to file an application for a new indication for ILUVIEN for the treatment of NIPU in the EU.
General and administrative expenses. General and administrative expenses increased by approximately $200,000, or 14%, to approximately $1.6 million for the six months ended June 30, 2018, compared to approximately $1.4 million for the six months ended June 30, 2017. The increase was primarily attributable to increased personnel costs.
Sales and marketing expenses. Sales and marketing expenses increased by approximately $400,000, or 17%, to approximately $2.8 million for the six months ended June 30, 2018, compared to approximately $2.4 million for the six months ended June 30, 2017. The increase was primarily attributable to an increase in marketing and market access costs.
Other Segment
Our chief operating decision maker manages and evaluates our U.S. and International segments based on net loss from operations adjusted for certain non-cash items, such as stock-based compensation expense and depreciation and amortization. Therefore, these non-cash expenses included in research, development and medical affairs expenses, general and administrative expenses, and sales and marketing expenses are classified within the Other segment within our unaudited condensed consolidated financial statements.
Within the respective financial statement line items included in the Other segment, stock-based compensation expense, collectively, was approximately $1.2 million for both three months ended June 30, 2018 and 2017 and approximately $2.4 million for both the six months ended June 30, 2018 and 2017.
Depreciation and amortization decreased by approximately $20,000, or 3%, to $650,000 for three months ended June 30, 2018, compared to $670,000 for the three months ended June 30, 2017 and was approximately $1.3 million for both the six months ended June 30, 2018 and 2017.

Liquidity and Capital Resources
Since inception, we have incurred recurring losses, negative cash flow from operations and have accumulated a deficit of $410.8 million through June 30, 2018. We have funded our operations through the public and private placement of common stock, convertible preferred stock, warrants, the sale of certain assets of the non-prescription business in which we were previously engaged and certain debt facilities.
In September 2014, we entered into a sales agreement with Cowen and Company, LLC (Cowen) to offer shares of our common stock from time to time through Cowen, as our sales agent for the offer and sale of the shares up to an aggregate offering price of $35.0 million. We paid a commission equal to 3% of the gross proceeds from the sales of shares of our common stock under the sales agreement. Our sales agreement with Cowen to sell additional shares expired on August 13, 2017.
During the three and six months ended June 30, 2017, we sold 2,140,713 shares of our common stock at a weighted average purchase price of $1.40 per share resulting in gross proceeds of approximately $3.0 million, prior to the payment of approximately $110,000 of sales agent discounts and commissions and related issuance costs. During the year ended December 31, 2017, we sold 4,203,015 shares of our common stock at a weighted average price of $1.43 per share through this at-the-market offering, for total gross proceeds of approximately $6.0 million, reduced by approximately $180,000 of related commissions, issuance costs and placement agent fees. We used the net proceeds from this offering for general corporate purposes and working capital.
In October 2017, we entered into a common stock sales agreement (Sales Agreement) with H.C. Wainwright & Co., LLC (HCW) to offer shares of our common stock from time to time through HCW, as our sales agent, for the offer and sale of the shares up to an aggregate offering price of $25.0. In June 2018, we notified HCW that we were terminating the Sales Agreement in accordance with the termination provisions of the Sales Agreement, effective on June 1, 2018. We had no obligation to sell shares under this sales agreement with HCW and we never sold shares under this agreement. We incurred no early termination penalties in connection with the termination of the Sales Agreement.
On January 5, 2018, we entered into the $40.0 million 2018 Loan Agreement with Solar Capital. Under this agreement, we borrowed the entire $40.0 million as a term loan that matures on July 1, 2022. We used the proceeds of the 2018 Loan Agreement to repay the Hercules Loan Agreement and related expenses. We expect to use the remaining loan proceeds to provide additional working capital for general corporate purposes. (See Note 10 of our notes to condensed consolidated financial statements).
As of June 30, 2018, we had approximately $16.7 million in cash and cash equivalents. We commercially market ILUVIEN directly in the U.S., Germany, the United Kingdom, Portugal, Austria and Ireland. We began selling ILUVIEN in Austria in the first quarter of 2017 and in Ireland in the fourth quarter of 2017. We sell ILUVIEN through distributors in the Middle East, France, Italy and Spain. Due to the limited revenue generated by ILUVIEN to date, we may have to raise additional capital to fund the continued commercialization of ILUVIEN. If we are unable to raise additional financing, we will need to adjust our commercial plans so that we can continue to operate with our existing cash resources. The actual amount of funds that we will need will depend on many factors, some of which are beyond our control. We may need funds sooner than currently anticipated.
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
For the six months ended June 30, 2018, cash used in our operations was $8.4 million. The cash used in our operations was primarily due to our net loss of $11.7 million, offset by $2.4 million of non-cash stock-based compensation expense, $1.8 million loss on our early extinguishment of debt, $1.3 million for non-cash depreciation and amortization, $420,000 for non-cash interest expense associated with the amortization of our debt discount and a $250,000 increase in accounts payable, accrued expenses and other current liabilities. Cash used in operations for the six months ended June 30, 2018 was further affected by an increase in accounts receivable of $2.1 million and an increase of $650,000 of inventory.
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
For the six months ended June 30, 2018, net cash used in our investing activities was approximately $120,000, which was due to the purchase of property and equipment, primarily the purchase of additional software.
For the six months ended June 30, 2017, net cash used in our investing activities was approximately $170,000, which was due to the purchase of property and equipment, primarily for the purchase of manufacturing equipment and software.
For the six months ended June 30, 2018, net cash provided by our financing activities was approximately $1.2 million, which is primarily due to entering into the $40.0 million 2018 Loan Agreement with Solar Capital, offset by paying off the $35.0 million Hercules Loan Agreement and payment of related debt costs of $3.7 million.
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
Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our loan agreement with Solar Capital. We do not believe we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $101,000 and $201,000 increase in interest expense for the three and six months ended June 30, 2018, respectively.
Credit Quality Risk
We are subject to credit risk in connection with accounts receivable from our product sales of ILUVIEN. We have contractual payment terms with each of our customers and we monitor our customers’ financial performance and creditworthiness so that we can properly assess and respond to any changes in their credit profile. During the three and six months ended June 30, 2018 and 2017, we did not recognize any charges for write-offs of accounts receivable. As of June 30, 2018 and December 31, 2017, two U.S.-based distributors accounted for 82% and 81%, respectively, of our accounts receivable balances.
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

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Both parties have answered each other’s complaint and counterclaims and have denied liability. Discovery has concluded and both parties have filed motions for summary judgment. The Court has scheduled oral argument on the parties’ summary judgment motions for August 15, 2018. No trial date has been set, and we do not expect a trial date to be set until the third quarter of 2018 at the earliest. We are not able to predict the outcome of this litigation.

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
We received notice in June 2018 from The Nasdaq Stock Market (“Nasdaq”) that we failed to comply with the Nasdaq Global Market’s minimum bid requirement because our stock price was below $1.00 per common share for 30 consecutive business days. Although we have regained compliance with Nasdaq’s minimum bid requirement, it is possible that we may again fail to comply with Nasdaq’s minimum bid requirement. If that were to occur and we were to fail to regain compliance, our shares could be delisted from the Nasdaq Global Market, which could materially reduce the liquidity of our common stock and have an adverse effect on its market price.
We received notice in June 2018 from Nasdaq Stock Market (“Nasdaq”) that we failed to comply with the Nasdaq Global Market’s minimum bid requirement because our stock price was below $1.00 per common share for 30 consecutive business days. On July 30, 2018, we received a letter from Nasdaq informing us that we have regained compliance with the minimum bid price requirement because our common stock had a closing bid price of $1.00 or more for 10 consecutive business days. Given that our stock price is currently trading close to $1.00 per share, however, it is possible that we may again fail to comply with Nasdaq’s minimum bid requirement. If that were to occur and we were to fail to regain compliance with this continuing listing requirement, our shares could be delisted from the Nasdaq Global Market, which could materially reduce the liquidity of our common stock and have an adverse effect on its market price. A delisting would also likely make it more difficult for us to obtain financing through the sale of our equity. Any such sale of equity would likely be more dilutive to our current shareholders than would be the case if our shares were listed. For more information about this matter and the effects on us if again fail to comply with Nasdaq’s minimum bid requirement, please see our Current Report on Form 8-K dated June 19, 2018 and filed with the SEC on June 22, 2018.

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

ALIMERA SCIENCES, INC.

August 2, 2018	By:	/s/ C. Daniel Myers
C. Daniel Myers
Chief Executive Officer
(Principal Executive Officer)

August 2, 2018	By:	/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
President and Chief Financial Officer
(Principal Financial and Accounting Officer)