Form 10-Q
period 2018-09-30
ALIMERA SCIENCES INC
filed 2018-11-09
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2018, there were 70,078,878 shares of the registrant’s Common Stock issued and outstanding.

ALIMERA SCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS
Various statements in this report of Alimera Sciences, Inc. (we, our, Alimera, the Company or the registrant) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors that could cause actual results to differ include:

•	a slowdown or reduction in our sales in due to a reduction in end user demand, unanticipated competition, regulatory issues, or other unexpected circumstances;

•
uncertainty regarding our ability to achieve profitability and positive cash flow through the commercialization of ILUVIEN® in the U.S., the European Economic Area (EEA) and other regions of the world where we sell ILUVIEN;

•	dependence on third-party manufacturers to manufacture ILUVIEN or any future products or product candidates in sufficient quantities and quality;

•	uncertainty regarding the pricing and reimbursement guidelines for ILUVIEN or any future products or product candidates, including ILUVIEN in new markets;

•	our ability to successfully obtain the indication for non-infectious posterior uveitis in the EU, which may be delayed significantly or not occur at all;

•	our ability to meet any post-market requirements for non-infectious posterior uveitis in the EU if we obtain the indication;

•	our ability to successfully commercialize ILUVIEN following regulatory approval in additional markets;

•	delay in or failure to obtain regulatory approval of ILUVIEN or any future products or product candidates in additional countries;

•	our anticipated launches of ILUVIEN by Alimera’s distribution partners in Spain and France may be delayed or may not occur;

•
the possibility that we may again fail to comply with the continuing listing standards of the Nasdaq Global Market because the closing bid price of our common stock on the Nasdaq Global Market is below $1.00 for 30 consecutive business days;

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

PART I. FINANCIAL INFORMATION
ITEM 1. Interim Condensed Consolidated Financial Statements (unaudited)
ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$12,591	$24,067
Restricted cash	33	34
Accounts receivable, net	14,280	11,435
Prepaid expenses and other current assets	2,787	2,278
Inventory (Note 6)	1,721	1,508
Total current assets	31,412	39,322
NON-CURRENT ASSETS:
Property and equipment, net	1,570	1,410
Intangible asset, net (Note 7)	17,212	18,664
Deferred tax asset	1,008	528
TOTAL ASSETS	$51,202	$59,924
CURRENT LIABILITIES:
Accounts payable	$5,575	$5,905
Accrued expenses (Note 8)	1,895	3,582
Capital lease obligations	237	184
Total current liabilities	7,707	9,671
NON-CURRENT LIABILITIES:
Note payable (Note 10)	37,663	34,365
Capital lease obligations — less current portion	364	203
Other non-current liabilities	2,497	766
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value — 10,000,000 shares authorized at September 30, 2018 and December 31, 2017:
Series A Convertible Preferred Stock, 1,300,000 authorized and 600,000 issued and outstanding at September 30, 2018 and December 31, 2017; liquidation preference of $24,000 at September 30, 2018 and December 31, 2017	19,227	19,227
Series B Convertible Preferred Stock, 8,417 authorized and 8,416 issued and outstanding at December 31, 2017; liquidation preference of $50,750 at December 31, 2017	—	49,568
Series C Convertible Preferred Stock, 10,150 authorized issued and outstanding at September 30, 2018; liquidation preference of $10,150 at September 30, 2018	11,117	—
Common stock, $.01 par value — 150,000,000 shares authorized, 70,038,411 shares issued and outstanding at September 30, 2018 and 69,146,381 shares issued and outstanding at December 31, 2017	700	691
Additional paid-in capital	345,053	341,622
Common stock warrants	3,707	3,707
Accumulated deficit	(375,879)	(399,075)
Accumulated other comprehensive loss	(954)	(821)
TOTAL STOCKHOLDERS’ EQUITY	2,971	14,919
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,202	$59,924

See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
NET REVENUE	$11,137	$9,784	$31,856	$26,770
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(965)	(1,039)	(3,354)	(2,395)
GROSS PROFIT	10,172	8,745	28,502	24,375

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,799	5,420	8,398	9,768
GENERAL AND ADMINISTRATIVE EXPENSES	3,446	3,320	10,530	9,596
SALES AND MARKETING EXPENSES	5,480	6,002	17,375	16,564
DEPRECIATION AND AMORTIZATION	642	679	1,941	2,012
RECOVERABLE COLLABORATION COSTS	—	(2,851)	—	(2,851)
OPERATING EXPENSES	12,367	12,570	38,244	35,089
NET LOSS FROM OPERATIONS	(2,195)	(3,825)	(9,742)	(10,714)

INTEREST EXPENSE AND OTHER	(1,211)	(1,431)	(3,540)	(4,152)
UNREALIZED FOREIGN CURRENCY (LOSS) GAIN, NET	(16)	(6)	18	(6)
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	—	—	—	188
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	(1,766)	—
NET LOSS BEFORE TAXES	(3,422)	(5,262)	(15,030)	(14,684)
PROVISION FOR TAXES	(28)	(23)	(104)	(93)
NET LOSS	(3,450)	(5,285)	(15,134)	(14,777)
GAIN ON EXTINGUISHMENT OF PREFERRED STOCK	38,330	—	38,330	—
NET INCOME (LOSS) AVAILABLE TO STOCKHOLDERS	$34,880	$(5,285)	$23,196	$(14,777)
NET INCOME (LOSS) PER COMMON SHARE — Basic	$0.40	$(0.08)	$0.26	$(0.22)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic	70,038,411	68,430,856	69,981,744	66,272,691
NET INCOME (LOSS) PER COMMON SHARE — Diluted	$0.39	$(0.08)	$0.26	$(0.22)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Diluted	70,549,340	68,430,856	70,503,747	66,272,691
See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
NET LOSS	$(3,450)	$(5,285)	$(15,134)	$(14,777)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	(26)	118	(133)	393
TOTAL OTHER COMPREHENSIVE INCOME	(26)	118	(133)	393
COMPREHENSIVE LOSS	$(3,476)	$(5,167)	$(15,267)	$(14,384)

See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,134)	$(14,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,941	2,012
Inventory reserve	9	34
Unrealized foreign currency transaction (gain) loss	(18)	6
Loss on early extinguishment of debt	1,766	—
Amortization of debt discount	631	1,055
Stock-based compensation expense	3,390	3,703
Change in fair value of derivative warrant liability	—	(188)
Changes in assets and liabilities:
Accounts receivable	(2,933)	594
Prepaid expenses and other current assets	(538)	(548)
Inventory	(250)	(1,295)
Accounts payable	(779)	98
Accrued expenses and other current liabilities	(246)	(333)
Other long-term liabilities	(52)	(1,528)
Net cash used in operating activities	(12,213)	(11,167)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(174)	(234)
Net cash used in investing activities	(174)	(234)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2	1
Proceeds from sale of common stock	49	6,042
Payment of common stock offering costs	—	(183)
Issuance of debt	40,000	—
Payment of principal on notes payable	(35,000)	—
Payment of extinguishment of debt costs	(2,544)	—
Payment of deferred financing costs	(1,142)	—
Payment of preferred stock exchange costs	(122)	—
Payment of capital lease obligations	(268)	(110)
Net cash provided by financing activities	975	5,750
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(65)	299
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(11,477)	(5,352)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	24,101	31,010
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$12,624	$25,658
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,571	$3,068
Cash paid for income taxes	$229	$66
Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$575	$175
Note payable end of term payment accrued but unpaid	$1,800	$1,400
There were no dividend payments made during the nine months ended September 30, 2018 and 2017.

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
As part of the approval process in Europe, the Company committed to conduct a five-year, post-authorization, open label registry study in 800 patients treated with ILUVIEN. Due to its post market safety surveillance not showing any unexpected safety signals the Company requested and received approval to modify its protocol to cap enrollment in the study. Enrollment was completed with 562 patients enrolled in this study. The Company anticipates this study to be completed in early 2020.
The Company commercially markets ILUVIEN directly in the U.S., Germany, the United Kingdom, Portugal, Austria and Ireland.
In addition, the Company has entered into various agreements under which distributors will provide regulatory, reimbursement or sales and marketing support for commercialization or future commercialization of ILUVIEN in France, Italy, Spain, Australia, New Zealand, Canada and several countries in the Middle East. As of September 30, 2018, the Company has recognized sales of ILUVIEN to the Company’s distributors in the Middle East, France, Italy and Spain.
In July 2017, the Company amended its license with EyePoint Pharmaceuticals US, Inc. (EyePoint) formerly known as pSivida US, Inc. for the technology underlying ILUVIEN to include the treatment of uveitis, including non-infectious posterior uveitis (NIPU) in Europe, the Middle East and Africa (Note 9). Uveitis is an inflammatory disease of the uveal tract, which is comprised of the iris, ciliary body and choroid, that can lead to severe vision loss and blindness. In December 2017, the Company filed an application for a new indication for ILUVIEN for NIPU in the 17 EEA countries where ILUVIEN is currently approved for the treatment of DME. The regulatory authorities requested additional follow-up data from the clinical trials to support the application, which was submitted in October 2018. The Company expects that it will obtain approval of its application for NIPU in the first half of 2019.

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
Research and Development Expenses
Research and development expenses were $397,000 and $3,299,000 for the three months ended September 30, 2018 and 2017, respectively. Research and development expenses were $811,000 and $3,652,000 for the nine months ended September 30, 2018 and 2017, respectively. Included in Research and Development expenses for the three and nine months ended September 30, 2017 was a non-cash charge of $2,851,000 for in-process Research and Development associated with the licensing of ILUVIEN from EyePoint for NIPU in Europe, the Middle East and Africa (Note 9).
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
Adoption of New Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB has subsequently issued an additional, clarifying ASU to address issues arising from implementation of the new revenue recognition standard. The new revenue recognition standard became effective for interim and annual periods beginning on January 1, 2018. The new standard was required to be adopted using either a full-retrospective or a modified-retrospective approach. The Company adopted the new revenue guidance on January 1, 2018 using the modified-retrospective approach. The Company elected the practical expedient to apply the new revenue standard only to contracts that were not completed as of January 1, 2018.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard effective January 1, 2018, and the adoption of this guidance did not have a material impact on the Company’s financial statements. The Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2017 has been reclassified for this ASU.
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

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Standards Issued but Not Yet Effective
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires all leases with durations greater than twelve months to be recognized on the balance sheet and is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted. The primary effect of adoption will be the requirement to record right-of-use assets and corresponding lease obligations for current operating leases. In addition, the standard will require that we update our systems, processes and controls we use to track, record and account for our lease portfolio. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842). In issuing ASU No. 2018-11, the FASB decided to provide another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently in the process of evaluating the impact that the adoption of ASU 2016-02 and ASU 2018-11 will have on the Company’s financial statements.
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
In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective in the first quarter of fiscal year 2019, and early adoption is permitted (but no earlier than an entity’s adoption date of Topic 606). Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. The Company does not believe the adoption of this standard will have a material impact on the Company’s financial statements.

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
Other Revenue
The Company enters into agreements in which it licenses certain rights to its products to partner companies that act as distributors. The terms of these arrangements may include payment to the Company of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services the Company provides; and a revenue share on net sales of licensed products. Each of these payments is recognized as other revenues.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
To date, the Company has incurred recurring losses and negative cash flow from operations and has accumulated a deficit of $375,879,000 from inception through September 30, 2018. As of September 30, 2018, the Company had approximately $12,591,000 in cash and cash equivalents. The Company’s ability to achieve profitability and positive cash flow depends upon its ability to increase revenue and contain its expenses.
Further, the Company must maintain compliance with the debt covenants of its $40,000,000 Loan and Security Agreement (2018 Loan Agreement) with Solar Capital Ltd. (Solar Capital) as Collateral Agent (Agent), and the parties signing the 2018 Loan Agreement from time to time as Lenders, including Solar Capital in its capacity as a Lender (each a Lender and collectively, the Lenders) (see Note 10). In management’s opinion, the uncertainty regarding future revenues raises substantial doubt about the Company’s ability to continue as a going concern without access to additional debt and/or equity financing, over the course of the next twelve months.
To meet the Company’s future working capital needs, the Company may need to raise additional debt or equity financing. While the Company has historically been able to raise additional capital through issuance of equity and/or debt financing, and while the Company has implemented a plan to control its expenses to satisfy its obligations due within one year from the date of issuance of these Interim Financial Statements, the Company cannot guarantee that it will be able to maintain debt compliance, raise additional equity or increase revenue. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern within one year after these Interim Financial Statements are issued.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. INVENTORY

Inventory consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Component parts (1)	$61	$404
Work-in-process (2)	250	587
Finished goods, net	1,410	517
Total Inventory	$1,721	$1,508

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
The gross carrying amount of the intangible asset was $25,000,000, which is being amortized over approximately 13 years from the payment date. The amortization expense related to the intangible asset was approximately $489,000 for both the three months ended September 30, 2018 and 2017, respectively. The amortization expense related to the intangible asset was approximately $1,451,000 for both the nine months ended September 30, 2018 and 2017, respectively. The net book value of the intangible asset was $17,212,000 and $18,664,000 as of September 30, 2018 and December 31, 2017, respectively.
The estimated future amortization expense as of September 30, 2018 for the remaining periods in the next five years and thereafter is as follows:

Years Ending December 31	(In thousands)
2018	$489
2019	1,940
2020	1,946
2021	1,940
2022	1,940
Thereafter	8,957
Total	$17,212

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Accrued clinical investigator expenses	$777	$696
Accrued compensation expenses	535	511
Accrued rebate, chargeback and other revenue reserves	337	305
Accrued End of Term Payment (see Note 10)	—	1,400
Other accrued expenses	246	670
Total accrued expenses	$1,895	$3,582
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
The New Collaboration Agreement converts the Company’s obligation to share 20% of its net profits to a royalty payable on global net revenues of ILUVIEN. The Company began paying a 2% royalty on net revenues and other related consideration to EyePoint on July 1, 2017. This royalty amount will increase to 6% upon the earlier of December 12, 2018 or the receipt of the first marketing approval for ILUVIEN for the treatment of NIPU. The Company will pay an additional 2% royalty on global net revenues and other related consideration in excess of $75,000,000 in any year. During the three and nine months ended September 30, 2018, the Company recognized approximately $221,000 and $632,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization. As of September 30, 2018, approximately $221,000 of this royalty expense was included in the Company’s accounts payable. During the three months ended September 30, 2017, the Company recognized approximately $196,000 of royalty expense. During the nine months ended September 30, 2017, the Company recognized approximately $196,000 of royalty expense and $247,000 of profit share expense.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Under the Hercules Loan Agreement as amended by the Fourth Loan Amendment, any principal prepayment of the Hercules loan triggered a prepayment penalty based on when the prepayment occurred. Because the Company prepaid the Hercules Loan Agreement on January 5, 2018, the Company paid 2.0% of the principal amount repaid, or $709,000, which is included in loss on early extinguishment of debt for the nine months ended September 30, 2018. Prior to entering into the Fourth Loan Agreement, the Company was already obligated to pay an end of term payment of $1,400,000, which was paid when the Company paid off the loan with Hercules on January 5, 2018.
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
Solar Capital Loan Agreement
On January 5, 2018, the Company entered into a $40,000,000 Loan and Security Agreement (2018 Loan Agreement) with Solar Capital, as Collateral Agent (Agent), and the parties signing the 2018 Loan Agreement from time to time as Lenders, including Solar Capital in its capacity as a Lender (each a Lender and collectively, the Lenders). Under the 2018 Loan Agreement, the Company borrowed the entire $40,000,000 as a term loan that matures on July 1, 2022.
The Company used the proceeds of the term loan to extinguish the Hercules Loan Agreement and pay related expenses. The Company used the remaining loan proceeds to provide additional working capital for general corporate purposes.
Interest on the 2018 Loan Agreement is payable at one-month LIBOR plus 7.65% per annum. The 2018 Loan Agreement provides for interest-only payments for the first 30 months ending on July 1, 2020, followed by 24 months of payments of principal and interest. If the Company meets certain revenue thresholds and no event of default has occurred, the Company can extend the interest-only period an additional 6 months to end on January 1, 2021, followed by 18 months of payments of principal and interest. As of September 30, 2018, the interest rate on the 2018 Loan Agreement was approximately 9.8%.
As part of the fees and expenses incurred in conjunction with the 2018 Loan Agreement discussed above, the Company paid Solar Capital a $400,000 fee at closing. The Company is obligated to pay a $1,800,000 fee upon repayment of the term loan in full ($2,000,000 if the interest-only period has been extended an additional 6 months). The Company has recorded the $1,800,000 in other non-current liabilities as of September 30, 2018. The Company may elect to prepay the outstanding principal balance of the 2018 Loan Agreement in increments of $10,000,000 or more. The Company must pay a prepayment premium upon any prepayment of the 2018 Loan Agreement before its maturity date, whether by mandatory or voluntary prepayment, acceleration or otherwise, equal to:

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
The Company agreed, for itself and its subsidiaries, to customary affirmative and negative covenants and events of default in connection with the 2018 Loan Agreement. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the 2018 Loan Agreement and an increase to the applicable interest rate, and would permit Solar Capital to exercise remedies with respect to the collateral under the 2018 Loan Agreement. While certain covenants are in effect from the date of the agreement, the financial covenants that require a testing of the Company’s GAAP revenues were effective starting on June 30, 2018. On that date, and in subsequent quarterly periods, revenues are tested utilizing a trailing six-month formula to determine if the Company is in compliance. As of September 30, 2018, the Company was in compliance with the covenants of the 2018 Loan Agreement.
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
Extinguishment of Debt
In accordance with the guidance in ASC 470-50, Debt, the Company accounted for the extinguishment of the Hercules Loan Amendment as an extinguishment and recognized a loss on early extinguishment of debt of approximately $1,766,000 within the condensed consolidated statements of operations for the nine months ended September 30, 2018. The loss on early extinguishment consisted primarily of the early termination fee paid to Hercules and unamortized debt discounts including the remaining portion of warrant values and debt issuance costs.
Fair Value of Debt
The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing. Therefore, the carrying amount of the notes approximated their fair value at September 30, 2018 and December 31, 2017.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. EARNINGS (LOSS) PER SHARE (EPS)
The Company follows ASC 260, Earnings Per Share (ASC 260), which requires the reporting of both basic and diluted earnings per share. Because the Company’s preferred stockholders participate in dividends equally with common stockholders (if the Company were to declare and pay dividends), the Company uses the two-class method to calculate EPS. Basic EPS is computed by dividing net income (loss) available to stockholders by the weighted average number shares outstanding for the period. Diluted EPS is calculated in accordance with ASC 260 by adjusting weighted average shares outstanding for the dilutive effect of common stock options, restricted stock units and warrants.
The Company had net income available to stockholders for the three and nine months ended September 30, 2018 primarily due to the gain on extinguishment of preferred stock (Note 12).
Basic and diluted earnings per share attributable to common and participating shares of common stock for the period were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
Net income (loss) available to stockholders	$34,880	$(5,285)	$23,196	$(14,777)
Allocation of undistributed earnings (loss):
Earnings (loss) attributable to common stock	$27,769	$(5,285)	$18,534	$(14,777)
Earnings attributable to participating securities	$7,111	$—	$4,662	$—

Basic shares:
Weighted average common shares	70,038,411	68,430,856	69,981,744	66,272,691
Weighted average participating shares	17,934,164	—	17,604,533	—
Total basic weighted average shares	87,972,575	68,430,856	87,586,277	66,272,691

Diluted shares:
Weighted average common shares	70,038,411	68,430,856	69,981,744	66,272,691
Dilutive weighted average shares	510,929	—	522,003	—
Total dilutive weighted common shares	70,549,340	68,430,856	70,503,747	66,272,691
Weighted average participating shares	17,934,164	—	17,604,533	—
Total dilutive weighted average shares	88,483,504	68,430,856	88,108,280	66,272,691

Basic EPS	$0.40	$(0.08)	$0.26	$(0.22)
Diluted EPS	$0.39	$(0.08)	$0.26	$(0.22)

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either classified as participating or would have been anti-dilutive, were as follows:

	Three and Nine Months Ended September 30,
	2018	2017
Series A convertible preferred stock	—	9,022,556
Series B convertible preferred stock	—	8,416,251
Series A convertible preferred stock warrants	—	4,511,279
Common stock warrants	1,795,663	1,795,663
Stock options	12,253,983	11,432,526
Restricted stock units	—	851,920
Total	14,049,646	36,030,195

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. PREFERRED STOCK
Series A Convertible Preferred Stock
On October 2, 2012, the Company closed its preferred stock financing in which it sold units consisting of 1,000,000 shares of Series A Convertible Preferred Stock (Series A Preferred Stock) and warrants to purchase 300,000 shares of Series A Preferred Stock for gross proceeds of $40,000,000, prior to the payment of approximately $560,000 of related issuance costs. The powers, preferences and rights of the Series A Preferred Stock are set forth in the certificate of designation filed by the Company with the Delaware Secretary of State. Each share of Series A Preferred Stock, including any shares of Series A Preferred Stock issued upon exercise of the warrants, is convertible into shares of the Company’s common stock at any time at the option of the holder at the rate equal to $40.00 divided by $2.66 (Conversion Price). The initial Conversion Price was subject to adjustment based on certain customary price based anti-dilution adjustments. These adjustment features lapsed in September 2014. Each share of Series A Preferred Stock shall automatically be converted into shares of common stock at the then-effective Conversion Price upon the occurrence of the later to occur of both (i) the Company receives and publicly announces the approval by the FDA of the Company’s New Drug Application (NDA) for ILUVIEN and (ii) the date on which the Company consummates an equity financing transaction pursuant to which the Company sells to one or more third party investors either (a) shares of common stock or (b) other equity securities that are convertible into shares of common stock and that have rights, preference or privileges, senior to or on a parity with, the Series A Preferred Stock, in each case having an as-converted per share of common stock price of not less than $10.00 and that results in total gross proceeds to the Company of at least $30,000,000. The rights and preferences of Series A Preferred Stock also place limitations on the Company’s ability to declare or pay any dividend or distribution on any shares of capital stock.
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
These warrants were considered derivative instruments because the agreements provided for settlement in Series A Preferred Stock shares or common stock shares at the option of the holder, an adjustment to the warrant exercise price for common shares at some point in the future and contain anti-dilution provisions whereby the number of shares for which the warrants are exercisable and/or the exercise price of the warrants was subject to change in the event of certain issuances of stock at prices below the then-effective exercise price of the warrants. Therefore the warrants were recorded as a liability at issuance. The warrant anti-dilution provisions lapsed in September 2014. During the nine months ended September 30, 2017, the Company recorded a gain of $188,000, as a result of the change in fair value of the warrants. The rights to exercise these warrants expired on October 1, 2017.
In 2014, 6,015,037 shares of common stock were issued pursuant to the conversion of 400,000 shares of Series A Preferred Stock. As of September 30, 2018, there were 600,000 shares of Series A Preferred Stock issued and outstanding.
Series B Convertible Preferred Stock
On December 12, 2014, the Company closed a preferred stock financing in which it sold 8,291.873 shares of Series B Convertible Preferred Stock (Series B Preferred Stock) for a purchase price of $6,030 per share, or an aggregate purchase price of $50,000,000, prior to the payment of approximately $432,000 of related issuance costs. The Company issued an additional 124.378 shares of Series B Preferred Stock as a subscription premium to the purchasers. All of the outstanding shares of Series B Preferred Stock were exchanged for shares of Series C Convertible Preferred Stock on September 4, 2018 (see below).
The powers, preferences and rights of the Series B Preferred Stock were set forth in the certificate of designation which was filed by the Company with the Delaware Secretary of State. Each share of Series B Preferred Stock was convertible into 1,000 shares of the Company’s common stock at any time at the option of the holder, provided that the holder was prohibited from converting Series B Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, the holder, together with its affiliates, would have owned more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding. The Series B Preferred Stock ranked junior to the Company’s existing Series A Preferred Stock and senior to the Company’s common stock, with respect to rights upon liquidation. The Series B Preferred Stock ranked junior to all existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions), the Series B Preferred Stock did not have voting rights. The Series B Preferred Stock was not redeemable at the option of the holder. The Series B Preferred Stock was not subject to any price-based or other anti-dilution protections and did not provide for any accruing dividends.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company determined that the conversion option of the Series B Preferred Stock represented a beneficial conversion feature, as the conversion feature had intrinsic value to the holder on the commitment date as a result of the subscription premium. Therefore, the Company recorded a beneficial conversion feature of $750,000 as an increase in additional paid in capital. Because the Series B Preferred Stock was immediately convertible into common stock at the option of the holder at issuance, the Company immediately accreted the full value of the beneficial conversion feature to the carrying value of the Series B Preferred Stock on that date.
On September 4, 2018, following the closing of the exchange of all outstanding shares of Series B Preferred Stock for shares of Series C Convertible Preferred Stock, the Company filed with the Delaware Secretary of State a Certificate of Elimination of Series B Convertible Preferred Stock of Alimera Sciences, Inc., which eliminated from the Company’s amended and restated certificate of incorporation, as amended, the Alimera Sciences, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock. As a result, all shares of the Company’s preferred stock previously designated as Series B Convertible Preferred Stock were eliminated and returned to the status of authorized but unissued shares of preferred stock, without designation as to series.
Series C Convertible Preferred Stock
On September 4, 2018, the Company entered into and closed a Series B Preferred Stock Exchange Agreement (Exchange Agreement) with the holders of all of the outstanding approximately 8,416 shares of Series B Preferred Stock. Under the Exchange Agreement, the holders of Series B Preferred Stock exchanged their shares of Series B Preferred Stock for an aggregate of 10,150 shares of Series C Convertible Preferred Stock, par value $0.01 per share (Series C Preferred Stock). The powers, preferences and rights of the Series C Preferred Stock are set forth in the certificate of designation filed by the Company with the Delaware Secretary of State. All of the outstanding shares of Series B Preferred Stock were canceled in the exchange. The Company incurred approximately $122,000 in legal costs related to the Exchange Agreement.
The 10,150 newly issued and outstanding shares of Series C Preferred Stock have an aggregate stated value of $10,150,000 and are convertible into shares of the Company’s common stock at $1.00 per share, or 10,150,000 shares of the Company’s common stock in total, at any time at the option of the holder, provided that the holder will be prohibited from converting shares of Series C Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding. The Series C Preferred Stock is not redeemable at the option of the holder. In the event of a liquidation, dissolution or winding up of the Company and in the event of certain mergers, tender offers and asset sales, the holders of the Series C Preferred Stock will receive the greater of (a) the liquidation preference equal to $10,150,000 in the aggregate, plus any declared but unpaid dividends, or (b) the amount such holders would receive had all shares of the Series C Preferred Stock been converted into the Company’s common stock immediately before such event. With respect to rights upon liquidation, the Series C Preferred Stock ranks junior to the Company’s Series A Preferred Stock and senior to the Company’s common stock. The Series C Preferred Stock ranks junior to all existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions), the Series C Preferred Stock does not have voting rights. The Series C Preferred Stock is not subject to any price-based anti-dilution protections and does not provide for any accruing dividends.
The Company determined that the Exchange Agreement resulted in an extinguishment of the Series B Preferred Stock. As a result, the Company recognized a gain of $38,330,000 on the extinguishment of preferred stock during the three and nine months ended September 30, 2018. As of the transaction date, the Company made an assessment of the fair market value of the Series C Preferred Stock and calculated the value to be $11,239,000. This Company recorded this gain within stockholders’ equity and as an increase to earnings available to stockholders for the three and nine months ended September 30, 2018. The $38,330,000 gain on extinguishment of preferred stock was derived by the difference in the fair market value of the Series C Preferred Stock and the carrying value of the Series B Preferred Stock.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In October 2017, the Company entered into a common stock sales agreement (Sales Agreement) with H.C. Wainwright & Co., LLC (HCW) to offer shares of the Company’s common stock from time to time through HCW, as our sales agent, for the offer and sale of the shares up to an aggregate offering price of $25,000,000. In June 2018, the Company notified HCW that it was terminating the Sales Agreement in accordance with the termination provisions of the Sales Agreement, effective on June 1, 2018. The Company had no obligation to sell shares under this sales agreement with HCW, and the Company never sold shares under this agreement. The Company incurred no early termination penalties in connection with the termination of the Sales Agreement.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. STOCK INCENTIVE PLANS
Stock Option Plans
During the three months ended September 30, 2018 and 2017, the Company recorded compensation expense related to stock options of approximately $829,000 and $1,054,000, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded compensation expense related to stock options of approximately $2,583,000 and $3,033,000, respectively. As of September 30, 2018, the total unrecognized compensation cost related to non-vested stock options granted was $3,524,000 and is expected to be recognized over a weighted average period of 2.04 years. The following table presents a summary of stock option activity for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018		2017
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	12,507,150	$2.70	11,481,801	$2.96
Grants	30,000	1.05	74,000	1.50
Forfeitures	(283,167)	2.29	(122,546)	3.06
Exercises	—	—	(729)	1.49
Options outstanding at period end	12,253,983	2.71	11,432,526	2.95
Options exercisable at period end	8,955,385	3.14	8,018,852	3.21
Weighted average per share fair value of options granted during the period	$0.67		$1.12
The following table presents a summary of stock option activity for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018		2017
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	11,595,510	$2.90	10,804,412	$3.22
Grants	1,583,625	1.10	1,722,800	1.24
Forfeitures	(923,589)	2.37	(1,093,957)	2.93
Exercises	(1,563)	1.06	(729)	1.49
Options outstanding at period end	12,253,983	2.71	11,432,526	2.95
Options exercisable at period end	8,955,385	3.14	8,018,852	3.21
Weighted average per share fair value of options granted during the period	$0.73		$0.95

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides additional information related to outstanding stock options, exercisable stock options and stock options that were expected to vest as of September 30, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	12,253,983	$2.71	6.25 years	$35
Exercisable	8,955,385	3.14	5.39 years	8
Outstanding, vested and expected to vest	11,874,874	2.75	6.17 years	35
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
As of September 30, 2018, the Company was authorized to grant options to purchase up to an additional 440,549 shares under the 2010 Equity Incentive Plan, taking into account the annual increase in the number of shares available for issuance under the Company’s 2010 Equity Incentive Plan and the options and restricted stock units (RSUs) granted and forfeited during the nine months ended September 30, 2018.
Employee Stock Purchase Plan
During the three months ended September 30, 2018 and 2017, the Company recorded compensation expense related to its employee stock purchase plan of approximately $7,000 and $10,000, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded compensation expense related to its employee stock purchase plan of approximately $24,000 and $30,000, respectively.
Restricted Stock Units
During the nine months ended September 30, 2018, the Company granted 1,090,640 RSUs to its employees in lieu of a cash bonus program for 2018. As of September 30, 2018, 921,750 RSUs were outstanding. During the three and nine months ended September 30, 2018, the Company recorded compensation expense of $196,000 and $783,000, respectively, related to outstanding and vested RSUs.
During the nine months ended September 30, 2017, the Company granted 964,720 RSUs to its employees in lieu of a cash bonus program for 2017, of which 839,285 RSUs vested and converted to common shares in January 2018. During the three and nine months ended September 30, 2017, the Company recorded compensation expense related to these RSUs of $238,000 and $639,000, respectively.

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

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items. The Company’s effective tax rate for the three and nine months ended September 30, 2018 properly excluded tax benefits associated with year-to-date pre-tax losses generated in the U.S. and the Netherlands. Income tax positions are considered for uncertainty in accordance with ASC 740-10. The Company has recorded unrecognized tax benefits related to research and development tax credits. In accordance with ASC 740-10, such attributes are reduced to the amount that is expected to be recognized in the future. The Company has not accrued interest or penalties as no research and development credits have been utilized due to significant net operating losses (NOLs) available. The Company does not expect any decreases to the unrecognized tax benefits within the next twelve months due to any lapses in statute of limitations. Tax years remain subject to examination at the U.S. federal level between 2010 and 2016, and subject to examinations at various state levels between 2005 and 2016. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which the NOLs are utilized. Tax years since 2012 remain subject to examination in the United Kingdom and the Netherlands. Tax years since 2013 remain subject to examination in Germany.
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
At December 31, 2017, the Company had federal NOL carry-forwards of approximately $121,337,000 and state NOL carry-forwards of approximately $152,214,000 available to reduce future taxable income. The Company’s federal NOL carry-forwards remain fully reserved as of September 30, 2018. If not utilized, the federal NOL carry-forwards will expire at various dates between 2029 and 2037 and the state NOL carry-forwards will expire at various dates between 2020 and 2037.
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
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the Act) which made widespread changes to the Internal Revenue Code. The Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously not subject to U.S. tax and creates new income taxes on certain foreign sourced earnings. The Company has made reasonable estimates related to (1) the remeasurement of U.S. deferred tax balances for the reduction in the tax rate, (2) the liability for the transition tax and (3) the taxes accrued relating to the change in permanent reinvestment assertion for unremitted earnings of certain foreign subsidiaries. For the quarter ended September 30, 2018, the Company has not made any adjustments to the estimated amounts recorded as of December 31, 2017.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. SEGMENT INFORMATION
During the three months ended September 30, 2018 and 2017, two customers within the U.S. segment that are large pharmaceutical distributors accounted for 74% and 73%, respectively, of the Company’s consolidated revenues. During the nine months ended September 30, 2018 and 2017, these same two customers accounted for 76% and 73%, respectively, of the Company’s consolidated revenues. These same two customers within the U.S. segment accounted for approximately 80% and 81% of the Company’s consolidated accounts receivable at September 30, 2018 and at December 31, 2017, respectively.
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
The following table presents a summary of the Company’s reporting segments for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
	U.S.	International	Other	Consolidated	U.S.	International	Other	Consolidated
	(In thousands)
NET REVENUE	$8,492	$2,645	$—	$11,137	$7,143	$2,641	$—	$9,784
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(715)	(250)	—	(965)	(720)	(319)	—	(1,039)
GROSS PROFIT	7,777	2,395	—	10,172	6,423	2,322	—	8,745

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,684	904	211	2,799	1,360	984	3,076	5,420
GENERAL AND ADMINISTRATIVE EXPENSES	2,050	786	610	3,446	1,879	673	768	3,320
SALES AND MARKETING EXPENSES	3,913	1,356	211	5,480	4,141	1,551	310	6,002
DEPRECIATION AND AMORTIZATION	—	—	642	642	—	—	679	679
RECOVERABLE COLLABORATION COSTS	—	—	—	—			(2,851)	(2,851)
OPERATING EXPENSES	7,647	3,046	1,674	12,367	7,380	3,208	1,982	12,570
SEGMENT GAIN (LOSS) FROM OPERATIONS	130	(651)	(1,674)	(2,195)	(957)	(886)	(1,982)	(3,825)
OTHER INCOME AND EXPENSES, NET	—	—	(1,227)	(1,227)	—	—	(1,437)	(1,437)
NET LOSS BEFORE TAXES				$(3,422)				$(5,262)

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of the Company’s reporting segments for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	U.S.	International	Other	Consolidated	U.S.	International	Other	Consolidated
	(In thousands)
NET REVENUE	$23,468	$8,388	$—	$31,856	$19,643	$7,127	$—	$26,770
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(2,456)	(898)	—	(3,354)	(1,671)	(724)	—	(2,395)
GROSS PROFIT	21,012	7,490	—	28,502	17,972	6,403	—	24,375

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	4,926	2,808	664	8,398	4,016	2,243	3,509	9,768
GENERAL AND ADMINISTRATIVE EXPENSES	6,209	2,416	1,905	10,530	5,410	2,068	2,118	9,596
SALES AND MARKETING EXPENSES	12,427	4,127	821	17,375	11,707	3,930	927	16,564
DEPRECIATION AND AMORTIZATION	—	—	1,941	1,941	—	—	2,012	2,012
RECOVERABLE COLLABORATION COSTS	—	—	—	—	—	—	(2,851)	(2,851)
OPERATING EXPENSES	23,562	9,351	5,331	38,244	21,133	8,241	5,715	35,089
SEGMENT LOSS FROM OPERATIONS	(2,550)	(1,861)	(5,331)	(9,742)	(3,161)	(1,838)	(5,715)	(10,714)
OTHER INCOME AND EXPENSES, NET	—	—	(5,288)	(5,288)	—	—	(3,970)	(3,970)
NET LOSS BEFORE TAXES				$(15,030)				$(14,684)

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
Our only commercial product is ILUVIEN®, which has received marketing authorization in the United States, Austria, Belgium, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and the United Kingdom. In the U.S., ILUVIEN is indicated for the treatment of diabetic macular edema (DME) in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure (IOP). In the European Economic Area (EEA) countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with DME considered insufficiently responsive to available therapies.
We commercially market ILUVIEN in the U.S., Germany, the United Kingdom, Portugal, Austria and Ireland. We began selling ILUVIEN in Austria in the first quarter of 2017 and in Ireland in the fourth quarter of 2017.
In addition, we have entered into various agreements under which distributors are providing or will provide regulatory, reimbursement or sales and marketing support for future commercialization of ILUVIEN in France, Italy, Spain, Australia, New Zealand, Canada and several countries in the Middle East. As of September 30, 2018, we have recognized sales of ILUVIEN to the Company’s distributors in the Middle East, France, Italy and Spain.
In July 2017, we amended and restated our license agreement with EyePoint Pharmaceuticals US, Inc. (EyePoint), formerly known as pSivida US, Inc., which was made effective July 1, 2017 (the New Collaboration Agreement). Under the New Collaboration Agreement, the technology underlying ILUVIEN now includes the treatment of uveitis, including non-infectious posterior uveitis (NIPU) in Europe, the Middle East and Africa. In December 2017, we filed an application for a new indication for ILUVIEN for the treatment of non-infectious posterior uveitis (NIPU) in the 17 EEA countries where ILUVIEN is currently approved for the treatment of DME. Uveitis is an inflammatory disease of the uveal tract, which is comprised of the iris, ciliary body and choroid, that can lead to severe vision loss and blindness. The regulatory authorities requested additional follow-up data from the clinical trials to support the application, which was submitted in October 2018. We expect that we will obtain approval of our application for NIPU in the first half of 2019.
Before we entered into the New Collaboration Agreement, we were required to share with EyePoint 20% of our net profits on a country-by-country basis. We were permitted to offset up to 20% of this amount with accumulated commercialization costs incurred in previous quarters. The New Collaboration Agreement converted the profit share obligation to a royalty payable on global net revenues of ILUVIEN. We began paying a 2% royalty on net revenues and other related consideration to EyePoint effective July 1, 2017. This royalty amount will increase to 6% upon the earlier of December 12, 2018 or the receipt of the first marketing approval for ILUVIEN for the treatment of NIPU. We will pay an additional 2% royalty on global net revenues and other related consideration in excess of $75.0 million in any year. During the three and nine months ended September 30, 2018, we recognized approximately $221,000 and $632,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization. As of September 30, 2018, approximately $221,000 of this royalty expense was included in our accounts payable. During the three months ended September 30, 2017, we recognized approximately $196,000 of royalty expense. During the nine months ended September 30, 2017, we recognized approximately $196,000 of royalty expense and $247,000 of profit share expense.
Following the signing of the New Collaboration Agreement, we retained a right to offset $15.0 million of future royalty payments. This offset will be reduced by up to $5.0 million upon the earlier of the approval of ILUVIEN for posterior uveitis in any EU country or January 1, 2020, unless certain conditions under the New Collaboration Agreement are not met. (See Note 9 of our notes to the accompanying unaudited interim condensed consolidated financial statements and notes thereto (Interim Financial Statements).)

We have incurred significant losses since our inception in June 2003. As of September 30, 2018, we had accumulated a deficit of $375.9 million. We expect to incur substantial losses through the continued commercialization of ILUVIEN as we:

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
As of September 30, 2018, we had approximately $12.6 million in cash and cash equivalents.
On January 5, 2018, we entered into a $40.0 million Loan and Security Agreement (2018 Loan Agreement) with Solar Capital Ltd. (Solar Capital). Under the 2018 Loan Agreement, we borrowed the entire $40.0 million as a term loan that matures on July 1, 2022.
We used the proceeds of the 2018 Loan Agreement loan to refinance and pay off the previous loan agreement with Hercules Capital, Inc. (Hercules Loan Agreement) and to pay closing expenses associated with the 2018 Loan Agreement. We used the remaining loan proceeds to provide additional working capital for general corporate purposes. (See Note 10 of our notes to Interim Financial Statements).
Our revenues for the three and nine months ended September 30, 2018 and 2017 were generated from product sales primarily in the U.S., Germany, Portugal and the United Kingdom. In the U.S., two large pharmaceutical distributors accounted for 74% and 73% of our consolidated revenues for the three months ended September 30, 2018 and 2017, respectively, and 76% and 73% of our consolidated revenues for the nine months ended September 30, 2018 and 2017, respectively. These distributors purchase ILUVIEN from us, maintain inventories of ILUVIEN and sell downstream to physician offices, pharmacies and hospitals. Internationally, in countries where we sell direct, our customers are hospitals, clinics and pharmacies. We sometimes refer to physician offices, pharmacies, hospitals and clinics as end users. In international countries where we sell to distributors, these distributors maintain inventory levels of ILUVIEN and sell to their customers.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
NET REVENUE	$11,137	$9,784	$31,856	$26,770
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(965)	(1,039)	(3,354)	(2,395)
GROSS PROFIT	10,172	8,745	28,502	24,375

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,799	5,420	8,398	9,768
GENERAL AND ADMINISTRATIVE EXPENSES	3,446	3,320	10,530	9,596
SALES AND MARKETING EXPENSES	5,480	6,002	17,375	16,564
DEPRECIATION AND AMORTIZATION	642	679	1,941	2,012
RECOVERABLE COLLABORATION COSTS	—	(2,851)	—	(2,851)
OPERATING EXPENSES	12,367	12,570	38,244	35,089
NET LOSS FROM OPERATIONS	(2,195)	(3,825)	(9,742)	(10,714)

INTEREST EXPENSE AND OTHER	(1,211)	(1,431)	(3,540)	(4,152)
UNREALIZED FOREIGN CURRENCY (LOSS) GAIN, NET	(16)	(6)	18	(6)
CHANGE IN FAIR VALUE OF DERIVATIVE WARRANT LIABILITY	—	—	—	188
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	(1,766)	—
NET LOSS BEFORE TAXES	(3,422)	(5,262)	(15,030)	(14,684)
PROVISION FOR TAXES	(28)	(23)	(104)	(93)
NET LOSS	(3,450)	(5,285)	(15,134)	(14,777)
GAIN ON EXTINGUISHMENT OF PREFERRED STOCK	38,330	—	38,330	—
NET INCOME (LOSS) AVAILABLE TO STOCKHOLDERS	$34,880	$(5,285)	$23,196	$(14,777)
NET INCOME (LOSS) PER COMMON SHARE — Basic	$0.40	$(0.08)	$0.26	$(0.22)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic	70,038,411	68,430,856	69,981,744	66,272,691
NET INCOME (LOSS) PER COMMON SHARE — Diluted	$0.39	$(0.08)	$0.26	$(0.22)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Diluted	70,549,340	68,430,856	70,503,747	66,272,691
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
Net revenue increased by approximately $1.3 million, or 13%, to approximately $11.1 million for the three months ended September 30, 2018, compared to approximately $9.8 million for the three months ended September 30, 2017. The increase was primarily attributable to revenue increases of approximately $1.4 million in the U.S. due to our increased end user demand, which represents units purchased by physicians and pharmacies from our distributors, our expanded U.S. sales presence and the promotion of our Phase 4 USER post-market clinical study data.
Net revenue increased by approximately $5.1 million, or 19%, to approximately $31.9 million for the nine months ended September 30, 2018, compared to approximately $26.8 million for the nine months ended September 30, 2017. The increase was primarily attributable to revenue increases of $4.0 million in the U.S. due to our increased end user demand, which represents units purchased by physicians and pharmacies from our distributors, our expanded U.S. sales presence and the promotion of our Phase 4 USER post-market clinical study data. Additionally, we had revenue increases of $1.0 million in our International segment in countries where we sell to distributors and $240,000 in the countries in Europe where we sell direct.
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
Cost of goods sold, excluding depreciation and amortization, decreased by approximately $30,000, or 3%, to approximately $970,000 for the three months ended September 30, 2018, compared to approximately $1.0 million for the three months ended September 30, 2017. The decrease was primarily attributable to the timing of orders from our international distributors.
Cost of goods sold, excluding depreciation and amortization, increased by approximately $1.0 million, or 42%, to approximately $3.4 million for the nine months ended September 30, 2018, compared to approximately $2.4 million for the nine months ended September 30, 2017. The increase was primarily as a result of our increased sales volume and an increase of $190,000 of royalty expense payable to EyePoint.
Gross profit increased by approximately $1.4 million, or 16%, to approximately $10.1 million for the three months ended September 30, 2018, compared to approximately $8.7 million for the three months ended September 30, 2017. Gross margin was 91% and 89% for the three months ended September 30, 2018 and 2017, respectively.
Gross profit increased by approximately $4.0 million, or 16%, to approximately $28.4 million for the nine months ended September 30, 2018, compared to approximately $24.4 million for the nine months ended September 30, 2017. Gross margin was 89% and 91% for the nine months ended September 30, 2018 and 2017, respectively.
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
Research, development and medical affairs expenses decreased by approximately $2.6 million, or 48%, to approximately $2.8 million for the three months ended September 30, 2018, compared to approximately $5.4 million for the three months ended September 30, 2017. The decrease was primarily attributable to a decrease of approximately $2.9 million for a non-cash charge for in-process Research and Development Expense, which was expensed during the three months ended September 30, 2017 and not repeated in the same period in 2018, offset by increases of $220,000 in clinical study costs and $130,000 in personnel costs.
Research, development and medical affairs expenses decreased by approximately $1.4 million, or 14%, to approximately $8.4 million for the nine months ended September 30, 2018, compared to approximately $9.8 million for the nine months ended September 30, 2017. The decrease was primarily attributable to a decrease of approximately $2.9 million for a non-cash charge for in-process Research and Development Expense, which was expensed during the nine months ended September 30, 2017 and not repeated in the same period in 2018. This decrease was offset by an increase due to a refund from the FDA of approximately $440,000 in the first quarter of 2017, which was not repeated in the first quarter of 2018. Additionally, for the nine months ended September 30, 2018, there were increases of approximately $410,000 in personnel costs, $300,000 in clinical study costs, $170,000 in pharmacovigilance costs, $150,000 in scientific communication costs, and $120,000 of costs related to maintaining the U.S. and international registrations of ILUVIEN, including costs to file an application for a new indication for ILUVIEN for the treatment of NIPU in the EU.

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
General and administrative expenses increased by approximately $100,000, or 3%, to approximately $3.4 million for the three months ended September 30, 2018, compared to approximately $3.3 million for the three months ended September 30, 2017.
General and administrative expenses increased by approximately $900,000, or 9%, to approximately $10.5 million for the nine months ended September 30, 2018, compared to approximately $9.6 million for the nine months ended September 30, 2017. The increase was primarily attributable to increases of $450,000 in audit and legal fees, and $190,000 of state franchise taxes.
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
Sales and marketing expenses decreased by approximately $500,000, or 8%, to approximately $5.5 million for the three months ended September 30, 2018, compared to approximately $6.0 million for the three months ended September 30, 2017. The decrease was primarily attributable to decreases of $310,000 in international personnel costs, and $200,000 in costs associated with commercial support.
Sales and marketing expenses increased by approximately $800,000, or 5%, to approximately $17.4 million for the nine months ended September 30, 2018, compared to approximately $16.6 million for the nine months ended September 30, 2017. The increase was primarily attributable to increases of $760,000 in personnel and travel and entertainment costs primarily related to our expanded sales force in the U.S.
Recoverable Collaboration Costs
As described in the Overview above, in July 2017, we acquired the license rights to NIPU from EyePoint for Europe, the Middle East and Africa and restructured our collaboration agreement. The restructuring included a conversion of our obligation to share profits from the commercialization of ILUVIEN to a royalty on net revenue. As consideration for the uveitis rights and the profit share conversion, we agreed to modify our prior collaboration agreement to reduce our right to use EyePoint’s share of previous losses associated with the commercialization of ILUVIEN. This right of offset was previously fully reserved on our financial statements due to the uncertainty of future realizability. We valued the transaction utilizing a present value analysis to be approximately $2.9 million. Because there was no approved indication for ILUVIEN for uveitis at the time, we expensed the $2.9 million as a non-cash charge for in-process Research and Development Expense during the three and nine months ended September 30, 2017. We also recognized a Recovery of Prior Collaboration Losses of $2.9 million for the value of the right of offset as a reduction of operating expenses. As a result, there was no impact on our operating loss or net loss for the three and nine months ended September 30, 2017.
Operating Expenses
As a result of the increases and decreases in various expenses described above, total operating expenses decreased by approximately $200,000, or 2%, to approximately $12.4 million for the three months ended September 30, 2018, compared to approximately $12.6 million for the three months ended September 30, 2017. The decrease was primarily attributable decreases of $2.6 million in research, development and medical affairs expenses and $500,000 in sales and marketing expenses offset by increases of approximately $2.9 million in recoverable collaboration costs which were not repeated in the same period in 2018 and $100,000 in general and administrative expenses.
Total operating expenses increased by approximately $3.1 million, or 9%, to approximately $38.2 million for the nine months ended September 30, 2018, compared to approximately $35.1 million for the nine months ended September 30, 2017. The increase was primarily attributable to increases of approximately $1.4 million in research, development and medical affairs expenses, $900,000 in general and administrative expenses and $800,000 in sales and marketing expenses. These increases were offset by approximately $2.9 million in recoverable collaboration costs which were not repeated in the same period in 2018.

Interest Expense and Other
Interest expense and other decreased by approximately $200,000, or 14%, to approximately $1.2 million for the three months ended September 30, 2018, compared to approximately $1.4 million for the three months ended September 30, 2017. Interest expense and other decreased by approximately $700,000, or 17%, to approximately $3.5 million for the nine months ended September 30, 2018, compared to approximately $4.2 million for the nine months ended September 30, 2017. These decreases were primarily attributable to the lower effective interest rate on our 2018 Loan Agreement compared to the effective interest rate on the Hercules Loan Agreement.
For the three and nine months ended September 30, 2018 interest expense consisted primarily of interest and amortization of deferred financing costs and debt discounts associated with our outstanding debt under the 2018 Loan Agreement with Solar Capital. As discussed in Note 10 of our notes to Interim Financial Statements, we entered into a new loan facility with Solar Capital on January 5, 2018 and refinanced the Hercules Loan Agreement with the proceeds. For the three and nine months ended September 30, 2017, interest expense consisted primarily of interest and amortization of deferred financing costs and debt discounts associated with our outstanding debt under the Hercules Loan Agreement.
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
During the nine months ended September 30, 2017, we recognized a gain of approximately $188,000 related to the decreased fair value of our derivative warrant liability. The change in fair value was primarily due to the decreasing time remaining to exercise the warrants. The rights to exercise these warrants expired on October 1, 2017.
Loss on early extinguishment of debt
We recorded a loss on early extinguishment of debt of approximately $1.8 million for the nine months ended September 30, 2018 as a result of refinancing the Hercules Loan Agreement by entering into the 2018 Loan Agreement with Solar Capital on January 5, 2018.

Basic and Diluted Net Income (Loss) Applicable to Common Stockholders per Share of Common Stock
We calculated net Income (loss) per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income (loss) available to stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share is calculated in accordance with ASC 260 by adjusting weighted average shares outstanding for the dilutive effect of common stock options, restricted stock units and warrants.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
Net income (loss) available to stockholders	$34,880	$(5,285)	$23,196	$(14,777)
Allocation of undistributed earnings (loss):
Earnings (loss) attributable to common stock	$27,769	$(5,285)	$18,534	$(14,777)
Earnings attributable to participating securities	$7,111	$—	$4,662	$—

Basic shares:
Weighted average common shares	70,038,411	68,430,856	69,981,744	66,272,691
Weighted average participating shares	17,934,164	—	17,604,533	—
Total basic weighted average shares	87,972,575	68,430,856	87,586,277	66,272,691

Diluted shares:
Weighted average common shares	70,038,411	68,430,856	69,981,744	66,272,691
Dilutive weighted average shares	510,929	—	522,003	—
Total dilutive weighted common shares	70,549,340	68,430,856	70,503,747	66,272,691
Weighted average participating shares	17,934,164	—	17,604,533	—
Total dilutive weighted average shares	88,483,504	68,430,856	88,108,280	66,272,691

Basic EPS	$0.40	$(0.08)	$0.26	$(0.22)
Diluted EPS	$0.39	$(0.08)	$0.26	$(0.22)
Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either classified as participating or would have been anti-dilutive, totaled approximately 14,049,646 for the three and nine months ended September 30, 2018 and 36,030,195 for the three and nine months ended September 30, 2017. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods of net loss because of their anti-dilutive effect. Therefore, for the three and nine months ended September 30 2017, the weighted average shares used to calculate both basic and diluted loss per share are the same.

Results of Operations - Segment Review
The following selected unaudited financial and operating data are derived from our Interim Financial Statements. The results and discussions that follow reflect how executive management monitors the performance of our reporting segments.
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
U.S. Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
NET REVENUE	$8,492	$7,143	$23,468	$19,643
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(715)	(720)	(2,456)	(1,671)
GROSS PROFIT	7,777	6,423	21,012	17,972

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,684	1,360	4,926	4,016
GENERAL AND ADMINISTRATIVE EXPENSES	2,050	1,879	6,209	5,410
SALES AND MARKETING EXPENSES	3,913	4,141	12,427	11,707
OPERATING EXPENSES	7,647	7,380	23,562	21,133
SEGMENT GAIN (LOSS) FROM OPERATIONS	$130	$(957)	$(2,550)	$(3,161)
U.S. Segment - three months ended September 30, 2018 compared to the three months ended September 30, 2017
Net revenue. Net revenue increased by approximately $1.4 million, or 20%, to approximately $8.5 million for the three months ended September 30, 2018, compared to approximately $7.1 million for the three months ended September 30, 2017. The increase was primarily attributable to increased sales volume during the three months ended September 30, 2018. End user demand, which represents units purchased by physicians and pharmacies from our distributors, was also higher in the three months ended September 30, 2018, increasing 17% to 977 units compared to 837 units in the three months ended September 30, 2017.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization was approximately $720,000 for the three months ended September 30, 2018 and 2017 respectively. Cost of goods sold excluding depreciation and amortization was flat despite increased sales due to costs associated with our component parts and replacement units shipped to our U.S. distributors during the three months ended September 30, 2017.
Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $300,000, or 21%, to approximately $1.7 million for the three months ended September 30, 2018, compared to approximately $1.4 million for the three months ended September 30, 2017. The increase was primarily attributable to an increase of $300,000 in costs associated with our U.S. clinical studies of ILUVIEN.
General and administrative expenses. General and administrative expenses increased by approximately $200,000, or 11%, to approximately $2.1 million for the three months ended September 30, 2018, compared to approximately $1.9 million for the three months ended September 30, 2017. The increase was primarily attributable to increases in legal fees and state franchise taxes.
Sales and marketing expenses. Sales and marketing expenses decreased by approximately $200,000, or 5%, to approximately $3.9 million for the three months ended September 30, 2018, compared to approximately $4.1 million for the three months ended September 30, 2017.

U.S. Segment - nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
Net revenue. Net revenue increased by approximately $3.9 million, or 20%, to approximately $23.5 million for the nine months ended September 30, 2018, compared to approximately $19.6 million for the nine months ended September 30, 2017. The increase was primarily attributable to increased sales volume during the three months ended September 30, 2018. End user demand, which represents units purchased by physicians and pharmacies from our distributors, was also higher in the nine months ended September 30, 2018, increasing 16% to 2,783 units compared to 2,392 units in the nine months ended September 30, 2017.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $800,000, or 47%, to approximately $2.5 million for the nine months ended September 30, 2018, compared to approximately $1.7 for the nine months ended September 30, 2017. This increase was primarily due to our increased sales volume and increased manufacturing costs.
Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $900,000, or 23%, to approximately $4.9 million for the nine months ended September 30, 2018, compared to approximately $4.0 million for the nine months ended September 30, 2017. The increase was primarily attributable to a refund from the FDA of approximately $440,000 in the first quarter of 2017, which was not repeated in the first quarter of 2018. Additionally, the increase was attributable to increases of approximately $190,000 in costs associated with our U.S. clinical studies of ILUVIEN, $140,000 in personnel costs and $110,000 in scientific communication costs.
General and administrative expenses. General and administrative expenses increased by approximately $800,000, or 15%, to approximately $6.2 million for the nine months ended September 30, 2018, compared to approximately $5.4 million for the nine months ended September 30, 2017. The increase was primarily attributable to increases of $440,000 in audit and legal fees and $190,000 of U.S. state franchise taxes.
Sales and marketing expenses. Sales and marketing expenses increased by approximately $700,000, or 6%, to approximately $12.4 million for the nine months ended September 30, 2018, compared to approximately $11.7 million for the nine months ended September 30, 2017. The increase was primarily attributable to an increase in personnel and travel and entertainment costs related to our expanded sales force in the U.S.

International Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
NET REVENUE	$2,645	$2,641	$8,388	$7,127
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(250)	(319)	(898)	(724)
GROSS PROFIT	2,395	2,322	7,490	6,403

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	904	984	2,808	2,243
GENERAL AND ADMINISTRATIVE EXPENSES	786	673	2,416	2,068
SALES AND MARKETING EXPENSES	1,356	1,551	4,127	3,930
OPERATING EXPENSES	3,046	3,208	9,351	8,241
SEGMENT LOSS FROM OPERATIONS	$(651)	$(886)	$(1,861)	$(1,838)
International Segment - three months ended September 30, 2018 compared to the three months ended September 30, 2017
Net revenue. Net revenue was approximately $2.6 million for both the three months ended September 30, 2018 and 2017. Although there was not a material change in overall net revenue, sales in the countries in Europe where we sell direct decreased $360,000, and sales in the other countries where we sell to distributors increased $370,000.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, decreased by approximately $70,000, or 22%, to approximately $250,000 for the three months ended September 30, 2018 compared to approximately $320,000 for the three months ended September 30, 2017. The decrease was primarily attributable to the timing of orders from our international distributors.
Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $80,000, or 8%, to approximately $900,000 for the three months ended September 30, 2018, compared to approximately $980,000 for the three months ended September 30, 2017.
General and administrative expenses. General and administrative expenses increased by approximately $120,000, or 18%, to approximately $790,000 for the three months ended September 30, 2018, compared to approximately $670,000 for the three months ended September 30, 2017. The increase was primarily attributable to increased personnel costs.
Sales and marketing expenses. Sales and marketing expenses decreased by approximately $200,000, or 13%, to approximately $1.4 million for the three months ended September 30, 2018, compared to approximately $1.6 million for the three months ended September 30, 2017. The decrease was primarily attributable to a decrease in our international personnel costs.
International Segment - nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
Net revenue. Net revenue increased by approximately $1.3 million, or 18%, to approximately $8.4 million for the nine months ended September 30, 2018, compared to approximately $7.1 million for the nine months ended September 30, 2017. The increase was primarily attributable to sales increases of $1.0 million in countries where we sell to distributors and $240,000 in the countries in Europe where we sell direct.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $180,000, or 25%, to approximately $900,000 for the nine months ended September 30, 2018 compared to approximately $720,000 for the nine months ended September 30, 2017. This increase was primarily due to our increased sales volume and sales to our international distributors.
Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $600,000, or 27%, to approximately $2.8 million for the nine months ended September 30, 2018, compared to approximately $2.2 for the nine months ended September 30, 2017. The increase was primarily attributable to increases of $240,000 in personnel costs, $110,000 in clinical study costs and $100,000 in costs related to maintaining the international registrations of ILUVIEN, including costs to file an application for a new indication for ILUVIEN for the treatment of NIPU in the EU.
General and administrative expenses. General and administrative expenses increased by approximately $300,000, or 14%, to approximately $2.4 million for the nine months ended September 30, 2018, compared to approximately $2.1 million for the nine months ended September 30, 2017. The increase was primarily attributable to increased personnel costs.
Sales and marketing expenses. Sales and marketing expenses increased by approximately $200,000, or 5%, to approximately $4.1 million for the nine months ended September 30, 2018, compared to approximately $3.9 million for the nine months ended September 30, 2017. The increase was primarily attributable to an increase in marketing and market access costs.
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
Within the respective financial statement line items included in the Other segment, stock-based compensation expense, collectively, was approximately $1.0 million and $1.3 million for three months ended September 30, 2018 and 2017, respectively, and approximately $3.4 million and $3.7 million for the nine months ended September 30, 2018 and 2017, respectively.
Depreciation and amortization decreased by approximately $40,000, or 6%, to $640,000 for three months ended September 30, 2018, compared to $680,000 for the three months ended September 30, 2017. Depreciation and amortization decreased by approximately $100,000, or 5%, to $1.9 million for the nine months ended September 30, 2018 compared to $2.0 million for the nine months ended September 30, 2017.
In July 2017, we acquired the license rights to uveitis from EyePoint for Europe, the Middle East and Africa and restructured our collaboration agreement. The restructuring included a conversion of our obligation to share profits from the commercialization of ILUVIEN to a royalty on net revenue. As consideration for the uveitis rights and the profit share conversion, we agreed to modify our prior collaboration agreement to reduce our right to use EyePoint’s share of previous losses associated with the commercialization of ILUVIEN. This right of offset was previously fully reserved on our financial statements due to the uncertainty of future realizability. We valued the transaction utilizing a present value analysis at approximately $2.9 million. Because there was no approved indication for ILUVIEN for uveitis at the time, we expensed the $2.9 million as a non-cash charge as in-process Research and Development Expense during the three and nine months ended September 30, 2017. We also recognized a Recovery of Prior Collaboration Losses of $2.9 million for the value of the right of offset as a reduction of operating expenses. As a result, there was no impact on our operating loss or net loss for the three and nine months ended September 30, 2017.

Liquidity and Capital Resources
Since inception, we have incurred recurring losses, negative cash flow from operations and have accumulated a deficit of $375.9 million through September 30, 2018. We have funded our operations through the public and private placement of common stock, convertible preferred stock, warrants, the sale of certain assets of the non-prescription business in which we were previously engaged and certain debt facilities.
In September 2014, we entered into a sales agreement with Cowen and Company, LLC (Cowen) to offer shares of our common stock from time to time through Cowen, as our sales agent for the offer and sale of the shares up to an aggregate offering price of $35.0 million. We paid a commission equal to 3% of the gross proceeds from the sales of shares of our common stock under the sales agreement.
During the year ended December 31, 2017, we sold 4,203,015 shares of our common stock at a weighted average price of $1.43 per share through an at-the-market offering, for total gross proceeds of approximately $6.0 million, reduced by approximately $180,000 of related commissions, issuance costs and placement agent fees. We used the net proceeds from this offering for general corporate purposes and working capital. Our sales agreement with Cowen to sell additional shares expired on August 13, 2017.
In October 2017, we entered into a common stock sales agreement (Sales Agreement) with H.C. Wainwright & Co., LLC (HCW) to offer shares of our common stock from time to time through HCW, as our sales agent, for the offer and sale of the shares up to an aggregate offering price of $25.0 million. In June 2018, we notified HCW that we were terminating the Sales Agreement in accordance with the termination provisions of the Sales Agreement, effective on June 1, 2018. We had no obligation to sell shares under this sales agreement with HCW and never sold shares under this agreement. We incurred no early termination penalties in connection with the termination of the Sales Agreement.
On January 5, 2018, we entered into the $40.0 million 2018 Loan Agreement with Solar Capital. Under this agreement, we borrowed the entire $40.0 million as a term loan that matures on July 1, 2022. We used the proceeds of the 2018 Loan Agreement to repay the Hercules Loan Agreement and pay related expenses. We expect to use the remaining loan proceeds to provide additional working capital for general corporate purposes. (See Note 10 of our notes to Interim Financial Statements.)
As of September 30, 2018, we had approximately $12.6 million in cash and cash equivalents. We commercially market ILUVIEN directly in the U.S., Germany, the United Kingdom, Portugal, Austria and Ireland. We began selling ILUVIEN in Austria in the first quarter of 2017 and in Ireland in the fourth quarter of 2017. We sell ILUVIEN through distributors in the Middle East, France, Italy and Spain. Due to the limited revenue generated by ILUVIEN to date, we may have to raise additional capital to fund the continued commercialization of ILUVIEN. If we are unable to raise additional financing, we will need to adjust our commercial plans so that we can continue to operate with our existing cash resources. The actual amount of funds that we will need will depend on many factors, some of which are beyond our control. We may need funds sooner than currently anticipated.
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
For the nine months ended September 30, 2018, cash used in our operations was $12.2 million. The cash used in our operations was primarily due to our net loss of $15.2 million, offset by $3.4 million of non-cash stock-based compensation expense, $1.8 million loss on our early extinguishment of debt, $1.9 million for non-cash depreciation and amortization, $630,000 for non-cash interest expense associated with the amortization of our debt discount. Cash in operations was impacted by a net decrease in our working capital. Accounts receivable increased by $2.9 million, accounts payable accrued expenses and other current liabilities decreased by $1.0 million, prepaid expenses and other current assets increased by $540,000 and inventory increased by $250,000.
For the nine months ended September 30, 2017, cash used by our operations of $11.2 million was primarily due to our net loss of $14.8 million, offset by non-cash items, including $3.7 million of stock-based compensation expense, $2.0 million for depreciation and amortization and $1.1 million for non-cash interest expense associated with our debt discount. Increasing cash used in operations was a decrease in other long term liabilities of $1.5 million and increases in inventory of $1.3 million, prepaid expenses and other current assets of $550,000 and a decrease in accounts payable, accrued expenses and other current liabilities of $240,000. These increases were offset by a decrease in accounts receivable of $600,000.

For the nine months ended September 30, 2018, net cash used in our investing activities was approximately $170,000, which was due to the purchase of property and equipment, primarily the purchase of additional software.
For the nine months ended September 30, 2017, net cash used in our investing activities was approximately $230,000, which was due to the purchase of property and equipment, primarily for the purchase of manufacturing equipment and software.
For the nine months ended September 30, 2018, net cash provided by our financing activities was approximately $980,000, which is primarily due to entering into the $40.0 million 2018 Loan Agreement with Solar Capital, offset by paying off the $35.0 million Hercules Loan Agreement and payment of related debt costs of $3.7 million.
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
Impact of Recent Accounting Pronouncements
See Note 3 our notes to Interim Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and expected effects on results of operations and financial condition, if known.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In the operative complaint, Cantor Fitzgerald alleged breach of a letter agreement pursuant to which we had engaged Cantor Fitzgerald to assist us in obtaining bank or loan financing. Cantor Fitzgerald alleged that our agreement in October 2016 with Hercules Capital, Inc. (Hercules) to restructure and amend our then existing $35 million debt facility with Hercules and to secure an additional $10 million in debt financing required the payment to Cantor Fitzgerald of an advisory fee of 2% of $45 million, or $900,000, plus expenses of $24,890. Cantor Fitzgerald sought compensatory and punitive damages, pre- and post-judgment interest, plus attorneys’ fees and costs.
On January 12, 2017, we filed a counterclaim against Cantor Fitzgerald for breach of contract. We alleged in the counterclaim, among other things, that Cantor Fitzgerald failed to meet its obligations to provide services to us as required under the letter agreement. We sought compensatory and other damages, arising from, among other things, our additional out-of-pocket costs incurred as a result of Cantor Fitzgerald’s breach.
The litigation with Cantor Fitzgerald was settled by agreement of the parties on October 31, 2018.
Previous developments in the foregoing litigation were reported in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2018 and June 30, 2018.

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
The following information should be read in conjunction with the Interim Financial Statements and related notes in Part I, Item 1, “Interim Condensed Consolidated Financial Statements” and the discussion and analysis of our financial condition in Part I, Item 2, “Management’s, Discussion and Analysis of Financial Condition and Results of Operations.”
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
We received notice in June 2018 from Nasdaq Stock Market (“Nasdaq”) that we failed to comply with the Nasdaq Global Market’s minimum bid requirement because our closing bid price was below $1.00 per common share for 30 consecutive business days. On July 30, 2018, we received a letter from Nasdaq informing us that we had regained compliance with the minimum bid price requirement because our common stock had a closing bid price of $1.00 or more for 10 consecutive business days. It is possible that we may again fail to comply with Nasdaq’s minimum bid requirement. If that were to occur and we were to fail to regain compliance with this continuing listing requirement, our shares could be delisted from the Nasdaq Global Market, which could materially reduce the liquidity of our common stock and have an adverse effect on its market price. A delisting would also likely make it more difficult for us to obtain financing through the sale of our equity. Any such sale of equity would likely be more dilutive to our current shareholders than would be the case if our shares were listed. For more information about this matter and the effects on us if again fail to comply with Nasdaq’s minimum bid requirement, please see our Current Report on Form 8-K dated June 19, 2018 and filed with the SEC on June 22, 2018.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
As previously reported in a Current Report on Form 8-K dated August 31, 2018, all of the 8,416 outstanding shares of Series B Convertible Preferred Stock were exchanged for an aggregate of 10,150 shares of newly authorized Series C Convertible Preferred Stock.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant, as amended on various dates.

3.2	Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed on November 5, 2015 and incorporated herein by reference).

10.1
Series B Preferred Stock Exchange Agreement, dated as of September 4, 2018, by and among Alimera Sciences, Inc., and Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P. and Deerfield Private Design Fund III, L.P. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on September 5, 2018 and incorporated herein by reference).

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

ALIMERA SCIENCES, INC.

November 8, 2018	By:	/s/ C. Daniel Myers
C. Daniel Myers
Chief Executive Officer
(Principal Executive Officer)

November 8, 2018	By:	/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
President and Chief Financial Officer
(Principal Financial and Accounting Officer)