Form 10-Q
period 2019-03-31
ALIMERA SCIENCES INC
filed 2019-05-07
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2019, there were 71,000,495 shares of the registrant’s Common Stock issued and outstanding.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ALIM	The Nasdaq Stock Market LLC (Nasdaq Global Market)

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

•
uncertainty associated with our need to replace our key third-party manufacturer of certain component parts of the ILUVIEN injector before our manufacturing contact with the manufacturer expires on September 30, 2020;

•	uncertainty regarding the pricing and reimbursement guidelines for ILUVIEN or any future products or product candidates, including ILUVIEN in new markets;

•
uncertainty associated with our pursuit of reimbursement with local health authorities in countries including the U.K., Ireland, Germany, Austria, Portugal, Italy, Spain and France for the recently obtained additional indication for ILUVIEN for prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment of the eye (NIPU);

•	uncertainty associated with our ability to meet any post-market requirements for NIPU in the EEA;

•	our ability to successfully commercialize ILUVIEN following regulatory approval in additional markets;

•	delay in or failure to obtain regulatory approval of ILUVIEN or any future products or product candidates in additional countries;

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
We encourage you to read the discussion and analysis of our financial condition and our condensed consolidated financial statements contained in this report. We also encourage you to read Item 1A of Part II of this Quarterly Report on Form 10-Q, entitled “Risk Factors” and Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which contains a more detailed discussion of some of the risks and uncertainties associated with our business. In addition to the risks described above, other unknown or unpredictable factors also could affect our results. There can be no assurance that we will in fact achieve the actual results or developments we anticipate or, even if we do substantially realize them, that they will have the expected consequences to, or effects on, us. Therefore, we can give no assurances that we will achieve the outcomes stated in those forward-looking statements and estimates.

PART I. FINANCIAL INFORMATION
ITEM 1. Interim Condensed Consolidated Financial Statements (unaudited)
ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$13,094	$13,043
Restricted cash	33	32
Accounts receivable, net	15,417	17,259
Prepaid expenses and other current assets	2,469	2,109
Inventory (Note 7)	1,860	2,405
Total current assets	32,873	34,848
NON-CURRENT ASSETS:
Property and equipment, net	1,259	1,355
Right of use assets, net	775	—
Intangible asset, net (Note 8)	16,245	16,723
Deferred tax asset	1,158	1,182
TOTAL ASSETS	$52,310	$54,108
CURRENT LIABILITIES:
Accounts payable	$6,602	$6,355
Accrued expenses (Note 9)	3,118	3,643
Finance lease obligations	253	236
Total current liabilities	9,973	10,234
NON-CURRENT LIABILITIES:
Note payable (Note 11)	38,080	37,873
Finance lease obligations — less current portion	241	305
Other non-current liabilities	3,370	2,974
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value — 10,000,000 shares authorized at March 31, 2019 and December 31, 2018:
Series A Convertible Preferred Stock, 1,300,000 authorized and 600,000 issued and outstanding at March 31, 2019 and December 31, 2018; liquidation preference of $24,000 at March 31, 2019 and December 31, 2018	19,227	19,227
Series C Convertible Preferred Stock, 10,150 authorized issued and outstanding at March 31, 2019 and December 31, 2018; liquidation preference of $10,150 at March 31, 2019 and December 31, 2018	11,117	11,117
Common stock, $.01 par value — 150,000,000 shares authorized, 70,968,630 shares issued and outstanding at March 31, 2019 and 70,078,878 shares issued and outstanding at December 31, 2018	710	701
Additional paid-in capital	346,869	346,108
Common stock warrants	3,707	3,707
Accumulated deficit	(379,890)	(377,127)
Accumulated other comprehensive loss	(1,094)	(1,011)
TOTAL STOCKHOLDERS’ EQUITY	646	2,722
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,310	$54,108
See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2019	2018
	(In thousands, except share and per share data)
NET REVENUE	$12,890	$9,630
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,600)	(1,104)
GROSS PROFIT	11,290	8,526

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,727	2,822
GENERAL AND ADMINISTRATIVE EXPENSES	3,393	3,855
SALES AND MARKETING EXPENSES	5,913	5,969
DEPRECIATION AND AMORTIZATION	652	649
OPERATING EXPENSES	12,685	13,295
NET LOSS FROM OPERATIONS	(1,395)	(4,769)

INTEREST EXPENSE AND OTHER	(1,228)	(1,151)
UNREALIZED FOREIGN CURRENCY (LOSS) GAIN, NET	(69)	2
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	(1,766)
NET LOSS BEFORE TAXES	(2,692)	(7,684)
PROVISION FOR TAXES	(71)	—
NET LOSS	(2,763)	(7,684)
NET LOSS PER SHARE — Basic and diluted	$(0.04)	$(0.11)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	70,740,851	69,883,012
See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2019	2018
	(In thousands)
NET LOSS	$(2,763)	$(7,684)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	(83)	106
TOTAL OTHER COMPREHENSIVE INCOME	(83)	106
COMPREHENSIVE LOSS	$(2,846)	$(7,578)

See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,763)	$(7,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	652	649
Unrealized foreign currency transaction loss (gain)	69	(2)
Loss on early extinguishment of debt	—	1,766
Amortization of debt discount	206	214
Stock-based compensation expense	770	1,207
Changes in assets and liabilities:
Accounts receivable	1,755	(867)
Prepaid expenses and other current assets	(381)	309
Inventory	532	299
Accounts payable	301	(992)
Accrued expenses and other current liabilities	(857)	70
Other long-term liabilities	—	(17)
Net cash provided by (used in) operating activities	284	(5,048)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15)	(91)
Net cash used in investing activities	(15)	(91)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	2
Issuance of debt	—	40,000
Payment of principal on notes payable	—	(35,000)
Payment of extinguishment of debt costs	—	(2,544)
Payment of deferred financing costs	—	(1,142)
Payment of finance lease obligations	(110)	(83)
Net cash (used in) provided by financing activities	(110)	1,233
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(107)	93
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	52	(3,813)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	13,075	24,101
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$13,127	$20,288
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,012	$932
Cash paid for income taxes	$4	$—
Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$64	$252
Note payable end of term payment accrued but unpaid	$—	$1,800

See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Additional Paid-In Capital	Common Stock Warrants	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
2019	(In thousands, except share data)
Balance, December 31, 2018	70,078,878	$701	600,000	$19,227	—	$—	10,150	$11,117	$346,108	$3,707	$(377,127)	$(1,011)	$2,722
Issuance of common stock, net of issuance costs	889,752	9	—	—	—	—	—	—	(9)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	770	—	—	—	770
Net loss	—	—	—	—	—	—	—	—	—	—	(2,763)	—	(2,763)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	(83)	(83)
Balance, March 31, 2019	70,968,630	$710	600,000	$19,227	—	$—	10,150	$11,117	$346,869	$3,707	$(379,890)	$(1,094)	$646

2018
Balance, December 31, 2017	69,146,381	$691	600,000	$19,227	8,416	$49,568	—	$—	$341,622	$3,707	$(399,074)	$(821)	$14,920
Issuance of common stock, net of issuance costs	839,285	9	—	—	—	—	—	—	(9)	—	—	—	—
Exercise of stock options	729	—	—	—	—	—	—	—	2	—	—	—	2
Stock-based compensation	—	—	—	—	—	—	—	—	1,207	—	—	—	1,207
Net loss	—	—	—	—	—	—	—	—	—	—	(7,684)	—	(7,684)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	106	106
Balance, March 31, 2018	69,986,395	$700	600,000	$19,227	8,416	$49,568	—	$—	$342,822	$3,707	$(406,758)	$(715)	$8,551

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS
Alimera Sciences, Inc., together with its wholly-owned subsidiaries (the Company), is a pharmaceutical company that specializes in the commercialization and development of ophthalmic pharmaceuticals. The Company was formed on June 4, 2003 under the laws of the State of Delaware.
The Company is presently focused on diseases affecting the back of the eye, or retina, because the Company’s management believes these diseases are not well treated with current therapies and represent a significant market opportunity. The Company’s only commercial product is ILUVIEN®, which has received marketing authorization in the United States (U.S.), Austria, Belgium, Canada, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Kuwait, Lebanon, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, the United Arab Emirates and the United Kingdom. In the U.S., Canada, Kuwait, Lebanon and the United Arab Emirates, ILUVIEN is indicated for the treatment of diabetic macular edema (DME) in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure (IOP). In the European Economic Area (EEA) countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with DME considered insufficiently responsive to available therapies and for prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment of the eye in countries where the Company has satisfied the country's labeling requirements and the Company is now permitted to market ILUVIEN.
The Company has completed enrollment into a five-year, post-authorization, open label registry study in patients treated with ILUVIEN. In total, 562 patients enrolled in this study, and the Company anticipates the follow up period to be completed in early 2020.
The Company commercially markets ILUVIEN directly in the U.S., Germany, the United Kingdom, Portugal, Austria and Ireland. In addition, the Company has entered into various agreements under which distributors will provide regulatory, reimbursement or sales and marketing support for commercialization or future commercialization of ILUVIEN in France, Italy, Spain, Australia, New Zealand, Canada and several countries in the Middle East. In 2016, the Company’s Middle East distributor launched ILUVIEN and initiated named patient sales in the United Arab Emirates. The Company’s Italian distributor launched ILUVIEN in Italy in 2017. The Company’s Spanish distributor began selling on a named patient basis in 2017 and is currently pursuing reimbursement at the national level. The Company’s French distributor received pricing and reimbursement approval in March 2019 for ILUVIEN for DME and began selling in April 2019. The Company’s Canadian distributor is currently pursuing reimbursement. As of March 31, 2019, the Company has recognized sales of ILUVIEN to the Company’s international distributors in the Middle East, France, Italy and Spain.
In July 2017, the Company amended its license with EyePoint Pharmaceuticals US, Inc. (EyePoint) formerly known as pSivida US, Inc. for the technology underlying ILUVIEN to include the treatment of uveitis, including non-infectious posterior uveitis (NIPU) in Europe, the Middle East and Africa (See Note 10). Uveitis is an inflammatory disease of the uveal tract, which is comprised of the iris, ciliary body and choroid, that can lead to severe vision loss and blindness. In December 2017, the Company filed an application for a new indication for ILUVIEN for NIPU in the 17 EEA countries where ILUVIEN is currently approved for the treatment of DME. The regulatory authorities requested additional follow-up data from the clinical trials to support the application, which was submitted in October 2018. In March 2019, the Company received the Final Variation Assessment Report (FVAR) for ILUVIEN from the Medicines and Healthcare products Regulatory Agency of the United Kingdom (MHRA) based on the Company’s submission to the MHRA through the Mutual Recognition Procedure. Under that procedure, the United Kingdom has acted as the Reference Member State and prepared an assessment report to share with the 16 other countries in the EEA in which the Company applied for an additional indication. The FVAR states that ILUVIEN is approved for the additional indication for prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment of the eye, or NIPU.

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
The accompanying interim financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018 and related notes included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 25, 2019. The financial results for any interim period are not necessarily indicative of the expected financial results for the full year.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company's accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018.
Research and Development Expenses
Research and development expenses were $197,000 and $104,000 for the three months ended March 31, 2019 and 2018, respectively.
Prior period reclassification
An immaterial reclassification of prior period amounts related to revenue and cost of goods sold, excluding depreciation and amortization has been made to conform to the current period presentation. This reclassification did not have any impact on gross profit, net loss from operations or net loss.
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
Adoption of New Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842), to increase transparency and comparability among organizations for lease recognition and disclosure. ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet, while recognizing expenses on the income statements in a manner similar to current guidance. ASU 2016-02 became effective for fiscal years and interim periods for the Company in the first quarter of 2019. ASU 2016-02 requires that leases be recognized and measured as of the earliest period presented, using a modified retrospective approach, with all periods presented being adjusted and presented under the new standard. In July 2018, the FASB issued ASU 2018-11, Leases (ASC 842): Targeted Improvements, which provides companies an optional adoption method to ASU 2016-02 whereby a company does not have to adjust comparative period financial statements for the new standard.
The Company adopted this ASU on January 1, 2019 and did not restate comparative periods. The Company elected the transition package of three practical expedients permitted within the standard. In accordance with the package of practical expedients, the Company did not reassess initial direct costs, lease classification, or whether its contracts contain or are leases. The Company also made an accounting policy election to not recognize right of use assets and liabilities for leases with a term of 12 months or less, unless the leases include options to renew or purchase the underlying asset that are reasonably certain to be exercised. See Note 5 for expanded disclosures.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Upon adoption of the ASU, entities are required to describe the accounting policy for releasing income tax effects from accumulated other comprehensive income. The Company adopted this standard on January 1, 2019. The adoption of this guidance did not have a material impact on the Company’s financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU became effective on January 1, 2019, and the Company adopted it at that time. Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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
As of March 31, 2019, the Company had received a total of $1,000,000 of payments that it has not recognized as revenue based on the Company’s analysis in connection with Topic 606. These deferred revenues are included as a component of other non-current liabilities on the Company’s balance sheets.
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
Product Returns
The Company’s policies provide for product returns in the following circumstances: (a) expiration of shelf life on certain products; (b) product damaged while in the Customer’s possession; and (c) following product recalls. Generally, returns for expired product are accepted three months before and up to one year after the expiration date of the related product, and the related product is destroyed after it is returned. The Company may either refund the sales price paid by the Customer by issuing a credit or exchanging the returned product for replacement inventory. The Company typically does not provide cash refunds. The Company estimates the proportion of recorded revenue that will result in a return by considering relevant factors, including historical returns experience, the estimated level of inventory in the distribution channel, the shelf life of products and product recalls, if any.
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

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. LEASES
The Company evaluates all of its contracts to determine whether it is or contains a lease at inception. The Company reviews its contracts for options to extend, terminate or purchase any right of use assets and accounts for these, as applicable, at inception of the contract. The Company elected the transition package of three practical expedients permitted within the standard. In accordance with the package of practical expedients, the Company did not reassess initial direct costs, lease classification, or whether its contracts contain or are leases. The Company made an accounting policy election not to recognize right of use assets and liabilities for leases with a term of 12 months or less, or those that do not meet the Company’s capitalization threshold, unless the leases include options to renew or purchase the underlying asset that are reasonably certain to be exercised. Lease costs associated with those leases are recognized as incurred. The Company has also chosen the practical expedient that allows it to combine lease and non-lease components as a single lease component.
Lease renewal options are not recognized as part of the lease liability until the Company determines it is reasonably certain it will exercise any applicable renewal options. The Company has determined it is not reasonably certain it will exercise any applicable renewal options. The Company has not recorded any liability for renewal options in these Interim Financial Statements. The useful lives of leased assets as well as leasehold improvements, if any, are limited by the expected lease term.
Operating Leases
The Company’s operating lease activities primarily consist of leases for office space in the U.S., the United Kingdom and Germany. Most of these leases include options to renew, with renewal terms generally ranging from one to seven years. The exercise of lease renewal options is at the Company’s sole discretion. The Company has determined it is not reasonably certain it will exercise any of its renewal options. Certain of the Company’s operating lease agreements include variable lease costs that are based on common area maintenance and property taxes. The Company expenses these payments as incurred. The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Supplemental balance sheet information as of March 31, 2019 for the Company’s operating leases is as follows:

(in thousands)
NON-CURRENT ASSETS:
Right of use assets, net	$775
Total lease assets	$775

CURRENT LIABILITIES:
Accrued expenses (Note 9)	$433
NON-CURRENT LIABILITIES:
Other non-current liabilities	560
Total lease liabilities	$993
The Company’s operating lease cost for the three months ended March 31, 2019 was $123,000 and is included in general and administrative expenses in its Condensed Consolidated Statement of Operations.
As of March 31, 2019, a schedule of maturity of lease liabilities under all of the Company’s operating leases is as follows:

Years Ending December 31	(In thousands)
2019 (remaining)	$394
2020	412
2021	299
Total	1,105
Less amount representing interest	(112)
Present value of minimum lease payments	993
Less current portion	(433)
Non-current portion	$560

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash paid for operating leases was $100,000 during the three months ended March 31, 2019. An insignificant amount of right of use assets was obtained in exchange for operating leases for the three months ended March 31, 2019.
As of March 31, 2019, the weighted average remaining lease terms of the Company’s operating leases was 2.1 years. The weighted average discount rate used to determine the lease liabilities was 10.2%. When available, the Company uses the rate implicit in the lease or sublease to discount lease payments to present value; however, most of the Company's leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate is defined as the rate of interest that the Company would have to pay to borrow, on a collateralized basis and over a similar term, an amount equal to the lease payments in a similar economic environment. In using the Company’s incremental borrowing rate, management has elected to utilize a portfolio approach and applies the rates to a portfolio of leases with similar underlying assets and terms. Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.
Finance Leases
The Company’s finance lease activities primarily consist of leases for office equipment and automobiles. The property and equipment is capitalized at the lesser of fair market value or the present value of the minimum lease payments at the inception of the leases using the Company’s incremental borrowing rate. The Company’s finance lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Supplemental balance sheet information as of March 31, 2019 and December 31, 2018 for the Company’s finance leases are as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
NON-CURRENT ASSETS:
Property and equipment, net	$602	$615
Total lease assets	$602	$615

CURRENT LIABILITIES:
Finance lease obligations	$253	$236
NON-CURRENT LIABILITIES:
Finance lease obligations — less current portion	241	305
Total lease liabilities	$494	$541
Depreciation expense associated with property and equipment under finance leases was approximately $76,000 and $49,000 for the three months ended March 31, 2019 and 2018, respectively. Interest expense associated with finance leases was $9,000 and $6,000 for the three months ended March 31, 2019 and 2018, respectively.
As of March 31, 2019, a schedule of maturity of lease liabilities under finance leases, together with the present value of minimum lease payments, is as follows:

Years Ending December 31	(In thousands)
2019 (remaining)	$211
2020	253
2021	65
2022	3
Total	532
Less amount representing interest	(38)
Present value of minimum lease payments	494
Less current portion	(253)
Non-current portion	$241

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash paid for finance leases was $100,000 during the three months ended March 31, 2019. The Company acquired $64,000 of property and equipment in exchange for finance leases for the three months ended March 31, 2019.
As of March 31, 2019, the weighted average remaining lease terms of the Company’s financing leases was 1.8 years. The weighted average discount rate used to determine the financing lease liabilities was 7.0%. When available, the Company uses the rate implicit in the lease or sublease to discount lease payments to present value; however, most of the Company's leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate is defined as the rate of interest that the Company would have to pay to borrow, on a collateralized basis and over a similar term, an amount equal to the lease payments in a similar economic environment. In using the Company’s incremental borrowing rate, management has elected to utilize a portfolio approach and applies the rates to a portfolio of leases with similar underlying assets and terms.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. GOING CONCERN
The accompanying Interim Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Interim Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.
To date, the Company has incurred recurring losses and negative cash flow from operations and has accumulated a deficit of $379,890,000 from inception through March 31, 2019. As of March 31, 2019, the Company had approximately $13,094,000 in cash and cash equivalents. The Company’s ability to achieve profitability and positive cash flow depends upon its ability to increase revenue and contain its expenses.
Further, the Company must maintain compliance with the debt covenants of its $40,000,000 Loan and Security Agreement dated January 5, 2018 with Solar Capital Ltd. as Collateral Agent, and the parties signing such agreement from time to time as Lenders, including Solar Capital in its capacity as a Lender (see Note 11). In management’s opinion, the uncertainty regarding future revenues raises substantial doubt about the Company’s ability to continue as a going concern without access to additional debt and/or equity financing, over the course of the next twelve months.
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

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. INVENTORY

Inventory consisted of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Component parts (1)	$413	$129
Work-in-process (2)	111	924
Finished goods	1,336	1,352
Total Inventory	$1,860	$2,405

(1) Component parts inventory consists of manufactured components of the ILUVIEN applicator.

(2) Work-in-process consists of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing or stability testing as required by U.S. or EEA regulatory authorities.
8. INTANGIBLE ASSET
As a result of the approval of ILUVIEN by the U.S. Food and Drug Administration (FDA) in 2014, the Company was required to pay EyePoint a milestone payment of $25,000,000 (the EyePoint Milestone Payment) (see Note 10).
The gross carrying amount of the intangible asset is $25,000,000, which is being amortized over approximately 13 years from the acquisition date. The amortization expense related to the intangible asset was approximately $478,000 for both the three months ended March 31, 2019 and 2018, respectively. The net book value of the intangible asset was $16,245,000 and $16,723,000 as of March 31, 2019 and December 31, 2018, respectively.
The estimated future amortization expense as of March 31, 2019 for the remaining periods in the next five years and thereafter is as follows:

Years Ending December 31	(In thousands)
2019	$1,462
2020	1,946
2021	1,940
2022	1,940
2023	1,940
Thereafter	7,017
Total	$16,245

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Accrued clinical investigator expenses	$840	$781
Accrued compensation expenses	1,212	1,427
Accrued rebate, chargeback and other revenue reserves	385	346
Accrued lease liabilities (Note 5)	433	—
Other accrued expenses	248	1,089
Total accrued expenses	$3,118	$3,643
10. LICENSE AGREEMENTS
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
The New Collaboration Agreement converted the Company’s previous profit share obligation to a royalty payable on global net revenues of ILUVIEN. The Company began paying a 2% royalty on net revenues and other related consideration to EyePoint on July 1, 2017. This royalty amount increased to 6% effective December 12, 2018. Pursuant to the New Collaboration Agreement, the Company is required to pay an additional 2% royalty on global net revenues and other related consideration in excess of $75,000,000 in any year. During the three months ended March 31, 2019 and 2018, the Company recognized approximately $516,000 and $193,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization. As of March 31, 2019, approximately $516,000 of royalty expense was included in the Company’s accounts payable.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the New Collaboration Agreement, the Company and EyePoint first agreed to cap the Future Offset amount at $25,000,000 as of June 30, 2017 and the Company then agreed to forgive $10,000,000 of the total $25,000,000 of the Future Offset at the July 10, 2017 amendment date. Following the signing of the New Collaboration Agreement, the Company retained a right to recover up to the remaining $15,000,000 of the Future Offset. Due to the uncertainty of future net profits, the Company has fully reserved the Future Offset in the accompanying Interim Financial Statements. In March 2019, pursuant to the New Collaboration Agreement, the Company forgave $5,000,000 of the Future Offset in connection with the approval of ILUVIEN for NIPU in the United Kingdom. As of March 31, 2019, the balance of the Future Offset was approximately $9,820,000. The Company will be able to recover the balance of the Future Offset as a reduction of future royalties that would otherwise be owed to EyePoint as follows:

•
In the first two years following the December 12, 2018 increase in royalty amount to 6%, the royalty will be reduced to 4% for net revenues and other related consideration up to $75,000,000 annually and 5%, rather than 8%, for net revenues and other related consideration in excess of $75,000,000 on an annual basis; and

•
Beginning with the third year following the December 12, 2018 increase in royalty amount to 6%, the royalty will be reduced to approximately 5.2% for net revenues and other related consideration up to $75,000,000 annually and to approximately 6.8%, rather than 8%, for net revenues and other related consideration in excess of $75,000,000 on an annual basis.

Possible Reversion of the Company’s License Rights to EyePoint
The Company’s license rights to EyePoint’s proprietary delivery device could revert to EyePoint if the Company were to:

(i)	fail twice to cure its breach of an obligation to make certain payments to EyePoint following receipt of written notice thereof;

(ii)
fail to cure other breaches of material terms of the New Collaboration Agreement within 30 days after notice of such breaches or such longer period (up to 90 days) as may be reasonably necessary if the breach cannot be cured within such 30-day period;

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

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. LOAN AGREEMENTS
Hercules Loan Agreement
In April 2014, Alimera Sciences Limited (Alimera UK), a subsidiary of the Company, entered into a loan and security agreement (Hercules Loan Agreement) with Hercules Capital, Inc. (Hercules) providing for a term loan of up to $35,000,000 (Hercules Loan). The Company amended the Hercules Loan Agreement several times. On October 20, 2016 Alimera UK and Hercules entered into a fourth amendment to the Hercules Loan Agreement (the Fourth Loan Amendment), which provided the operative loan agreement terms during 2017 and the beginning of 2018. On January 5, 2018, the Company paid off the Hercules Loan on behalf of Alimera UK.
The Fourth Loan Amendment provided for interest only payments that were scheduled through November 30, 2018. Pursuant to the Fourth Loan Amendment, interest on the Hercules Loan accrued at a floating per annum rate equal the greater of (i) 11.0% or (ii) the sum of (A) 11.0% plus (B) the prime rate as reported in The Wall Street Journal, or if not reported, the prime rate most recently reported in The Wall Street Journal, minus 3.5%. In addition to the interest described above, the principal balance of the Hercules Loan bore “payment-in kind” interest at the rate of 1.0% (PIK Interest), which PIK Interest was added to the outstanding principal balance of the Hercules Loan. The interest rate on the Hercules Loan Agreement was 12.0% when the Company paid it off.
Under the Hercules Loan Agreement as amended by the Fourth Loan Amendment, any principal prepayment of the Hercules loan triggered a prepayment penalty based on when the prepayment occurred. When the Company prepaid the Hercules Loan Agreement on January 5, 2018, the Company paid 2.0% of the principal amount repaid, or $709,000, which is included in loss on early extinguishment of debt for the three months ended March 31, 2018. Before Alimera UK entered into the Fourth Loan Agreement, Alimera UK was already obligated to pay an end of term payment of $1,400,000, which was paid when the Company paid off the Hercules loan on January 5, 2018.
2014 Warrant
In connection with Alimera UK entering into the Hercules Loan Agreement, the Company issued a warrant that granted Hercules the right to purchase up to 285,016 shares of the Company’s common stock at an exercise price of $6.14 per share (the 2014 Warrant). The Company amended the 2014 Warrant a number of times to increase the number of shares issuable upon exercise to 1,258,993 and decrease the exercise price to $1.39 per share. The right to exercise this warrant expires on November 2, 2020.
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
Interest on the 2018 Loan Agreement is payable at one-month LIBOR plus 7.65% per annum. The 2018 Loan Agreement provides for interest only payments for the first 30 months ending on July 1, 2020, followed by 24 months of payments of principal and interest. If the Company meets certain revenue thresholds and no event of default shall have occurred and is continuing, the Company can extend the interest only period an additional six months to end on January 1, 2021, followed by 18 months of payments of principal and interest. As of March 31, 2019, the interest rate on the 2018 Loan Agreement was approximately 10.1%.
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

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Extinguishment of Debt
In accordance with the guidance in ASC 470-50, Debt, the Company accounted for the extinguishment of the Hercules Loan Agreement as an extinguishment and recognized a loss on early extinguishment of debt of approximately $1,766,000 within the condensed consolidated statements of operations for the three months ended March 31, 2018. The loss on early extinguishment consisted primarily of the early termination fee paid to Hercules and unamortized debt discounts including the remaining portion of warrant values and debt issuance costs.
Fair Value of Debt
The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing. Therefore, the carrying amount of the notes approximated their fair value at March 31, 2019 and December 31, 2018.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. EARNINGS (LOSS) PER SHARE (EPS)
The Company follows ASC 260, Earnings Per Share (ASC 260), which requires the reporting of both basic and diluted earnings per share. Because the Company’s preferred stockholders participate in dividends equally with common stockholders (if the Company were to declare and pay dividends), the Company uses the two-class method to calculate EPS. However, the Company’s preferred stockholders are not contractually obligated to share in losses.
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
Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either classified as participating or would have been anti-dilutive, were as follows:

	Three Months Ended March 31,
	2019	2018
Series A convertible preferred stock	9,022,556	9,022,556
Series B convertible preferred stock	—	8,416,251
Series C convertible preferred stock	10,150,000	—
Common stock warrants	1,795,663	1,795,663
Stock options	13,407,536	12,343,820
Restricted stock units	480,400	1,039,370
Total	34,856,155	32,617,660

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. PREFERRED STOCK
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
Each unit sold in the preferred stock financing included a warrant to purchase additional shares of Series A Preferred Stock. The rights to exercise these warrants expired on October 1, 2017.
In 2014, the Company issued 6,015,037 shares of common stock pursuant to the conversion of 400,000 shares of Series A Preferred Stock. As of March 31, 2019, there were 600,000 shares of Series A Preferred Stock issued and outstanding.
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

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company determined that the Exchange Agreement resulted in an extinguishment of the Series B Preferred Stock. As a result, the Company recognized a gain of $38,330,000 on the extinguishment of preferred stock during the third quarter of 2018. As of the transaction date, the Company made an assessment of the fair market value of the Series C Preferred Stock and calculated the value to be $11,239,000, prior to the payment of approximately $122,000 of related transaction costs. The Company recorded this gain within stockholders’ equity and as an increase to earnings available to stockholders during the third quarter of 2018. The $38,330,000 gain on extinguishment of preferred stock was derived by the difference in the fair market value of the Series C Preferred Stock and the carrying value of the Series B Preferred Stock.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. STOCK INCENTIVE PLANS
Stock Option Plans
During the three months ended March 31, 2019 and 2018, the Company recorded compensation expense related to stock options of approximately $545,000 and $866,000, respectively. As of March 31, 2019, the total unrecognized compensation cost related to non-vested stock options granted was $2,964,000 and is expected to be recognized over a weighted average period of 2.52 years. The following table presents a summary of stock option activity for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	12,447,355	$2.63	11,595,510	$2.90
Grants	1,174,750	0.87	1,233,000	1.16
Forfeitures	(214,569)	1.99	(483,127)	2.34
Exercises	—	—	(1,563)	1.06
Options outstanding at period end	13,407,536	2.48	12,343,820	2.75
Options exercisable at period end	9,536,065	3.02	8,168,883	3.24
Weighted average per share fair value of options granted during the period	$0.55		$0.78

The following table provides additional information related to outstanding stock options, exercisable stock options and stock options that were expected to vest as of March 31, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	13,407,536	$2.48	6.29 years	$321
Exercisable	9,536,065	3.02	5.24 years	53
Outstanding, vested and expected to vest	12,885,031	2.54	6.17 years	276
The following table provides additional information related to outstanding stock options, exercisable stock options and stock options that were expected to vest as of December 31, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	12,447,355	$2.63	6.25 years	$—
Exercisable	9,138,544	3.09	5.37 years	—
Outstanding, vested and expected to vest	12,044,311	2.67	6.16 years	—
As of March 31, 2019, the Company was authorized to grant options to purchase up to an additional 833,417 shares under the 2010 Equity Incentive Plan, taking into account the annual increase in the number of shares available for issuance under the Company’s 2010 Equity Incentive Plan and the options and restricted stock units (RSUs) granted and forfeited during the three months ended March 31, 2019.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan
During the three months ended March 31, 2019 and 2018, the Company recorded compensation expense related to its employee stock purchase plan of approximately $6,000 and $10,000, respectively.
Restricted Stock Units
A summary of RSU transactions under the plans are as follows:

	Three Months Ended March 31,
	2019		2018
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at beginning of period	900,252	$1.15	839,285	$1.21
Grants	480,400	0.86	1,061,170	1.16
Vested units	(889,752)	1.15	(839,285)	1.21
Forfeitures	(10,500)	1.16	(21,800)	1.16
Restricted stock units outstanding at year end	480,400	0.86	1,039,370	1.16
As of December 31, 2018, there was approximately $352,000 of total unrecognized compensation cost related to outstanding RSUs that will be recognized through the first quarter of 2020. Employee stock-based compensation expense related to RSUs recognized in accordance with ASC 718 was $219,000 and $331,000 for the three months ended March 31, 2019 and 2018, respectively.

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

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items. The Company’s effective tax rate for the three months ended March 31, 2019 properly excluded tax benefits associated with year-to-date pre-tax losses generated in the U.S. and the Netherlands. Income tax positions are considered for uncertainty in accordance with ASC 740-10. The Company has recorded unrecognized tax benefits related to research and development tax credits. In accordance with ASC 740-10, such attributes are reduced to the amount that is expected to be recognized in the future. The Company has not accrued interest or penalties as no research and development credits have been utilized due to significant net operating losses (NOLs) available. The Company does not expect any decreases to the unrecognized tax benefits within the next twelve months due to any lapses in statute of limitations. Tax years remain subject to examination at the U.S. federal level between 2010 and 2017, and subject to examinations at various state levels between 2005 and 2017. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which the NOLs are utilized. Tax years since 2012 remain subject to examination in the United Kingdom and the Netherlands. Tax years since 2013 remain subject to examination in Germany.
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
At December 31, 2018, the Company had federal NOL carry-forwards of approximately $122,455,000 and state NOL carry-forwards of approximately $153,333,000 available to reduce future taxable income. The Company’s federal NOL carry-forwards remain fully reserved as of March 31, 2019. If not utilized, the federal NOL carry-forwards will expire at various dates between 2029 and 2037 and the state NOL carry-forwards will expire at various dates between 2020 and 2037.
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

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset due to the annual Section 382 limitation and the NOL carryforward period would result in an offsetting reduction in valuation allowance recorded against the NOL deferred tax asset.
As of December 31, 2018, the Company had cumulative book losses in foreign subsidiaries of $126,648,000. The Company has not recorded a deferred tax asset for the excess of tax over book basis in the stock of its foreign subsidiaries. The Company anticipates that its foreign subsidiaries will be profitable and have earnings in the future. Once the foreign subsidiaries do have earnings, the Company intends to indefinitely reinvest in its foreign subsidiaries all undistributed earnings of and original investments in such subsidiaries. As a result, the Company has not recorded a deferred tax liability related to excess of book over tax basis in the stock of its foreign subsidiaries in accordance with ASC 740-30-25.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. SEGMENT INFORMATION
During the three months ended March 31, 2019 and 2018, two customers within the U.S. segment that are large pharmaceutical distributors accounted for 52% and 71%, respectively, of the Company’s consolidated revenues. These same two customers within the U.S. segment accounted for approximately 73% of the Company’s consolidated accounts receivable at both March 31, 2019 and at December 31, 2018.
The Company’s chief operating decision maker is the Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the business is principally managed and organized based upon geographic and regulatory environment. Each segment is separately managed and is evaluated primarily upon segment loss from operations. Non-cash items including stock-based compensation expense and depreciation and amortization are categorized as Other within the table below. The Company does not report balance sheet information by segment because that information is not reviewed by the Company’s chief operating decision maker.
The following table presents a summary of the Company’s reporting segments for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	U.S.	International	Other	Consolidated	U.S.	International	Other	Consolidated
	(In thousands)
NET REVENUE	$6,766	$6,124	$—	$12,890	$6,805	$2,825	$—	$9,630
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(685)	(915)	—	(1,600)	(713)	(391)	—	(1,104)
GROSS PROFIT	6,081	5,209	—	11,290	6,092	2,434	—	8,526

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,427	1,170	130	2,727	1,640	950	232	2,822
GENERAL AND ADMINISTRATIVE EXPENSES	1,933	988	472	3,393	2,293	907	655	3,855
SALES AND MARKETING EXPENSES	4,041	1,705	167	5,913	4,371	1,278	320	5,969
DEPRECIATION AND AMORTIZATION	—	—	652	652	—	—	649	649
OPERATING EXPENSES	7,401	3,863	1,421	12,685	8,304	3,135	1,856	13,295
SEGMENT (LOSS) INCOME FROM OPERATIONS	(1,320)	1,346	(1,421)	(1,395)	(2,212)	(701)	(1,856)	(4,769)
OTHER INCOME AND EXPENSES, NET	—	—	(1,297)	(1,297)	—	—	(2,915)	(2,915)
NET LOSS BEFORE TAXES				$(2,692)				$(7,684)

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
Our only commercial product is ILUVIEN®, which has received marketing authorization in the U.S., Austria, Belgium, Canada, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Kuwait, Lebanon, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, the United Arab Emirates and the United Kingdom. In the U.S., Canada, Kuwait, Lebanon and the United Arab Emirates, ILUVIEN is indicated for the treatment of diabetic macular edema (DME) in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure (IOP). In the European Economic Area (EEA) countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with DME considered insufficiently responsive to available therapies and for prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment of the eye in countries where the local assessment process is closed.
We commercially market ILUVIEN in the U.S., Germany, the United Kingdom, Portugal, Austria and Ireland. In addition, we have entered into various agreements under which distributors are providing or will provide regulatory, reimbursement or sales and marketing support for ILUVIEN in France, Italy, Spain, Australia, New Zealand, Canada and several countries in the Middle East. In 2016, our Middle East distributor launched ILUVIEN and initiated named patient sales in the United Arab Emirates. Our Italian distributor launched ILUVIEN in Italy in 2017. Our Spanish distributor began selling on a named patient basis in 2017 and upon receiving reimbursement, plans a full-scale launch in 2019. Our French distributor received pricing and reimbursement approval in March 2019 for ILUVIEN for DME and began selling in April 2019. Our Canadian distributor is currently pursuing reimbursement. As of March 31, 2019, we have recognized sales of ILUVIEN to the Company’s international distributors in the Middle East, France, Italy and Spain.
In July 2017, we amended and restated our license agreement with EyePoint Pharmaceuticals US, Inc. (EyePoint), formerly known as pSivida US, Inc., which was made effective July 1, 2017 (the New Collaboration Agreement). Under the New Collaboration Agreement, the technology underlying ILUVIEN now includes the treatment of uveitis, including non-infectious posterior uveitis (NIPU) in Europe, the Middle East and Africa. In December 2017, we filed an application for a new indication for ILUVIEN for the treatment of non-infectious posterior uveitis (NIPU) in the 17 EEA countries where ILUVIEN is currently approved for the treatment of DME. Uveitis is an inflammatory disease of the uveal tract, which is comprised of the iris, ciliary body and choroid, that can lead to severe vision loss and blindness. The regulatory authorities requested additional follow-up data from the clinical trials to support the application, which was submitted in October 2018. In March 2019, we received the Final Variation Assessment Report (FVAR) for ILUVIEN from the Medicines and Healthcare products Regulatory Agency of the United Kingdom (MHRA) based on our submission to the MHRA through the Mutual Recognition Procedure. Under that procedure, the United Kingdom has acted as the Reference Member State and prepared an assessment report to share with the 16 other countries in the EEA in which we applied for an additional indication. The FVAR states that ILUVIEN is approved for the additional indication for prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment of the eye.
The New Collaboration Agreement converted our previous profit share obligation to a royalty payable on global net revenues of ILUVIEN. We began paying a 2% royalty on net revenues and other related consideration to EyePoint effective July 1, 2017. The royalty amount increased to 6% as of December 12, 2018. We will pay an additional 2% royalty on global net revenues and other related consideration in excess of $75.0 million in any year. During the three months ended March 30, 2019 and 2018, we recognized approximately $516,000 and $193,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization. As of March 31, 2019, approximately $516,000 of this royalty expense was included in our accounts payable.

Following the signing of the New Collaboration Agreement, we retained a right to offset $15.0 million of future royalty payments. In March 2019, pursuant to the New Collaboration Agreement, we forgave $5,000,000 of the Future Offset in connection with the approval of ILUVIEN for NIPU in the United Kingdom. As of March 31, 2019, the balance of the Future Offset was approximately $9,820,000. (See Note 10 of our notes to the accompanying unaudited interim condensed consolidated financial statements and notes thereto (Interim Financial Statements).)
We commenced operations in June 2003. Since our inception we have incurred significant losses. As of March 31, 2019, we had accumulated a deficit of $379.9 million. We expect to incur additional expenses as we:

•	continue the commercialization of ILUVIEN in the U.S. and EEA, where we sell direct;

•	continue to seek regulatory approval of ILUVIEN for other indications and in other jurisdictions;

•	evaluate the use of ILUVIEN for the treatment of other diseases; and

•	advance the clinical development of any future products or product candidates either currently in our pipeline, or that we may license or acquire in the future.
As of March 31, 2019, we had approximately $13.1 million in cash and cash equivalents.
On January 5, 2018, we entered into a $40.0 million Loan and Security Agreement (2018 Loan Agreement) with Solar Capital Ltd. (Solar Capital). Under the 2018 Loan Agreement, we borrowed the entire $40.0 million as a term loan that matures on July 1, 2022 (Solar Capital Loan). We used the proceeds of the Solar Capital Loan to refinance the then outstanding loan (Hercules Loan) under our previous loan agreement with Hercules Capital, Inc. (Hercules Loan Agreement) and to pay closing expenses associated with the 2018 Loan Agreement. We used the remaining loan proceeds in 2018 to provide additional working capital for general corporate purposes. (See Note 11 of our notes to Interim Financial Statements.)
Our revenues for the three months ended March 31, 2019 and 2018 were generated from product sales primarily in the U.S., Germany and the United Kingdom. In the U.S., two large pharmaceutical distributors accounted for 52% and 71% of our consolidated revenues for the three months ended March 31, 2019 and 2018, respectively. These U.S.-based distributors purchase ILUVIEN from us, maintain inventories of ILUVIEN and sell downstream to physician offices, pharmacies and hospitals. Internationally, in countries where we sell direct, our customers are hospitals, clinics and pharmacies. We sometimes refer to physician offices, pharmacies, hospitals and clinics as end users. In international countries where we sell to distributors, these distributors maintain inventory levels of ILUVIEN and sell to their customers.

Results of Operations

	Three months ended March 31,
	2019	2018
	(In thousands, except share and per share data)
NET REVENUE	$12,890	$9,630
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,600)	(1,104)
GROSS PROFIT	11,290	8,526

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,727	2,822
GENERAL AND ADMINISTRATIVE EXPENSES	3,393	3,855
SALES AND MARKETING EXPENSES	5,913	5,969
DEPRECIATION AND AMORTIZATION	652	649
OPERATING EXPENSES	12,685	13,295
NET LOSS FROM OPERATIONS	(1,395)	(4,769)

INTEREST EXPENSE AND OTHER	(1,228)	(1,151)
UNREALIZED FOREIGN CURRENCY (LOSS) GAIN, NET	(69)	2
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	(1,766)
NET LOSS BEFORE TAXES	(2,692)	(7,684)
PROVISION FOR TAXES	(71)	—
NET LOSS	(2,763)	(7,684)
NET INCOME (LOSS) AVAILABLE TO STOCKHOLDERS	$(2,763)	$(7,684)
NET LOSS PER SHARE — Basic and diluted	$(0.04)	$(0.11)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	70,740,851	69,883,012
Net Revenue
We began generating revenue from ILUVIEN in 2013. In addition to generating revenue from product sales, we intend to seek to generate revenue from other sources such as upfront fees, milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the licensing of ILUVIEN or any future product candidates and other intellectual property. Additionally, revenue from our U.S. distributors and revenue from our partners in the markets in our international segment where we do not sell direct fluctuates depending on the timing of the shipment of ILUVIEN to the distributors and the distributors’ sales of ILUVIEN to their customers.
Net revenue increased by approximately $3.3 million, or 34%, to approximately $12.9 million for the three months ended March 31, 2019, compared to approximately $9.6 million for the three months ended March 31, 2018. The increase was primarily attributable to a revenue increase in our international segment, including increases of approximately $1.7 million in the international markets where we sell direct and $1.6 million in the international markets where we sell to distributors.
Cost of Goods Sold, Excluding Depreciation and Amortization, and Gross Profit
Gross profit is affected by costs of goods sold, which includes (a) costs of manufactured goods sold and (b) payments to EyePoint in the form of royalty payments under the New Collaboration Agreement. Additionally, cost of goods sold from our international distributors fluctuates depending on the timing of the shipment of ILUVIEN to the distributor.
Cost of goods sold, excluding depreciation and amortization, increased by approximately $500,000, or 45%, to approximately $1.6 million for the three months ended March 31, 2019, compared to approximately $1.1 million for the three months ended March 31, 2018. The increase was primarily attributable to increased sales in our international segment, including increases in both the international markets where we sell direct and the international markets where we sell to distributors.

Gross profit increased by approximately $2.8 million, or 33%, to approximately $11.3 million for the three months ended March 31, 2019, compared to approximately $8.5 million for the three months ended March 31, 2018. Gross margin was 88% and 89% for the three months ended March 31, 2019 and 2018, respectively.
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
Research, development and medical affairs expenses decreased by approximately $100,000, or 4%, to approximately $2.7 million for the three months ended March 31, 2019, compared to approximately $2.8 million for the three months ended March 31, 2018.
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
General and administrative expenses decreased by approximately $500,000, or 13%, to approximately $3.4 million for the three months ended March 31, 2019, compared to approximately $3.9 million for the three months ended March 31, 2018. The decrease was primarily attributable to decreases in personnel costs.
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
Sales and marketing expenses decreased by approximately $100,000, or 2%, to approximately $5.9 million for the three months ended March 31, 2019, compared to approximately $6.0 million for the three months ended March 31, 2018.
Operating Expenses
As a result of the decreases in various expenses described above, total operating expenses decreased by approximately $600,000, or 5%, to approximately $12.7 million for the three months ended March 31, 2019, compared to approximately $13.3 million for the three months ended March 31, 2018. The decrease was primarily attributable to an approximately $500,000 decrease in general and administrative expenses, a $100,000 decrease in research, development and medical affairs expenses and a $100,000 decrease in sales and marketing expenses.
Interest Expense and Other
Interest expense and other was approximately $1.2 million for the three months ended March 31, 2019 and 2018. For these periods, interest expense consisted primarily of interest and amortization of deferred financing costs and debt discounts associated with our outstanding debt under the 2018 Loan Agreement with Solar Capital. As discussed in Note 11 of our notes to Interim Financial Statements, we entered into a new loan facility with Solar Capital on January 5, 2018 and refinanced the Hercules Loan Agreement with the proceeds.
Loss on early extinguishment of debt
We recorded a loss on early extinguishment of debt of approximately $1.8 million for the three months ended March 31, 2018 as a result of refinancing the Hercules Loan Agreement by entering into the 2018 Loan Agreement with Solar Capital on January 5, 2018.
Basic and Diluted Net Income (Loss) Applicable to Common Stockholders per Share of Common Stock
We follow ASC 260, Earnings Per Share (ASC 260), which requires the reporting of both basic and diluted earnings per share. Because our preferred stockholders participate in dividends equally with common stockholders (if we were to declare and pay dividends), the Company uses the two-class method to calculate EPS. However, our preferred stockholders are not contractually obligated to share in losses.
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
Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either classified as participating or would have been anti-dilutive, were approximately 34,856,155 for the three months ended March 31, 2019 and 32,617,660 for the three months ended March 31, 2018.

Results of Operations - Segment Review
The following selected unaudited financial and operating data are derived from our Interim Financial Statements. The results and discussions that follow reflect how executive management monitors the performance of our reporting segments.
We have three segments: U.S., International and Other. Each segment is separately managed and is evaluated primarily upon segment loss from operations. Non-cash items including stock-based compensation expense, depreciation and amortization are categorized as Other. We allocate certain operating expenses between our reporting segments based on activity-based costing methods. These activity-based costing methods require us to make estimates that affect the amount of each expense category that is attributed to each segment. Changes in these estimates will directly affect the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. There were no significant changes in our expense allocation methodology during 2019 or 2018.
U.S. Segment

	Three Months Ended March 31,
	2019	2018
	(In thousands)
NET REVENUE	$6,766	$6,805
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(685)	(713)
GROSS PROFIT	6,081	6,092

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,427	1,640
GENERAL AND ADMINISTRATIVE EXPENSES	1,933	2,293
SALES AND MARKETING EXPENSES	4,041	4,371
OPERATING EXPENSES	7,401	8,304
SEGMENT LOSS FROM OPERATIONS	$(1,320)	$(2,212)
U.S. Segment - three months ended March 31, 2019 compared to the three months ended March 31, 2018
Net revenue. Net revenue was approximately $6.8 million for both the three months ended March 31, 2019 and 2018. However, end user demand, which represents units purchased by physicians and pharmacies from our distributors, increased 10% in the three months ended March 31, 2019, increasing to 939 units compared to 851 units in the three months ended March 31, 2018.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization decreased by approximately $20,000, or 3%, to approximately $690,000 for the three months ended March 31, 2019 compared to approximately $710,000 for the three months ended March 31, 2018.
Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $200,000, or 13%, to approximately $1.4 million for the three months ended March 31, 2019, compared to approximately $1.6 million for the three months ended March 31, 2018. The decrease was primarily attributable to decreases in costs associated with pharmacovigilance and scientific communications.
General and administrative expenses. General and administrative expenses decreased by approximately $400,000, or 17%, to approximately $1.9 million for the three months ended March 31, 2019, compared to approximately $2.3 million for the three months ended March 31, 2018. The decrease was primarily attributable to decreases in legal fees and personnel costs.
Sales and marketing expenses. Sales and marketing expenses decreased by approximately $400,000, or 9%, to approximately $4.0 million for the three months ended March 31, 2019, compared to approximately $4.4 million for the three months ended March 31, 2018. The decrease was primarily attributable to a decrease of approximately $470,000 in personnel costs offset by an increase of approximately $120,000 in marketing costs.

International Segment

	Three Months Ended March 31,
	2019	2018
	(In thousands)
NET REVENUE	$6,124	$2,825
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(915)	(391)
GROSS PROFIT	5,209	2,434

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,170	950
GENERAL AND ADMINISTRATIVE EXPENSES	988	907
SALES AND MARKETING EXPENSES	1,705	1,278
OPERATING EXPENSES	3,863	3,135
SEGMENT INCOME (LOSS) FROM OPERATIONS	$1,346	$(701)
International Segment - three months ended March 31, 2019 compared to the three months ended March 31, 2018
Net revenue. Net revenue increased by approximately $3.3 million, or 118%, to approximately $6.1 million for the three months ended March 31, 2019, compared to approximately $2.8 million for the three months ended March 31, 2018. The increase was primarily attributable to revenue increases of approximately $1.7 million where we sell direct and $1.6 million where we sell to distributors.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $530,000, or 136%, to approximately $920,000 for the three months ended March 31, 2019 compared to approximately $390,000 for the three months ended March 31, 2018. The increase was primarily attributable to increased sales in both the markets where we sell direct and the markets where we sell to distributors.
Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $250,000, or 26%, to approximately $1.2 million for the three months ended March 31, 2019, compared to approximately $950,000 for the three months ended March 31, 2018. The increase was primarily related to our ongoing clinical studies.
General and administrative expenses. General and administrative expenses increased by approximately $80,000, or 9%, to approximately $990,000 for the three months ended March 31, 2019, compared to approximately $910,000 for the three months ended March 31, 2018.
Sales and marketing expenses. Sales and marketing expenses increased by approximately $400,000, or 31%, to approximately $1.7 million for the three months ended March 31, 2019, compared to approximately $1.3 million for the three months ended March 31, 2018. The increase was primarily attributable to increases of approximately $220,000 in personnel costs and $160,000 in market access costs.

Other Segment

	Three Months Ended March 31,
	2019	2018
	(In thousands)
NET REVENUE	$—	$—
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	—	—
GROSS PROFIT	—	—

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	130	232
GENERAL AND ADMINISTRATIVE EXPENSES	472	655
SALES AND MARKETING EXPENSES	167	320
DEPRECIATION AND AMORTIZATION	652	649
OPERATING EXPENSES	1,421	1,856
SEGMENT LOSS FROM OPERATIONS	$(1,421)	$(1,856)
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
Within the respective financial statement line items included in the Other segment, stock-based compensation expense, collectively, was approximately $770,000 and $1.2 million for three months ended March 31, 2019 and 2018, respectively.
Depreciation and amortization was approximately $650,000 for three months ended March 31, 2019 and 2018.

Liquidity and Capital Resources
Since inception, we have incurred recurring losses, negative cash flow from operations and have accumulated a deficit of $379.9 million through March 31, 2019. We have funded our operations through the public and private placement of common stock, convertible preferred stock, warrants, the sale of certain assets of the non-prescription business in which we were previously engaged and certain debt facilities.
On January 5, 2018, we entered into the $40.0 million 2018 Loan Agreement with Solar Capital. Under this agreement, we borrowed the entire $40.0 million as a term loan that matures on July 1, 2022. We used the proceeds of the 2018 Loan Agreement to repay the Hercules Loan Agreement and pay related expenses. We used the remaining loan proceeds in 2018 to provide additional working capital for general corporate purposes. (See Note 11 of our notes to Interim Financial Statements.)
As of March 31, 2019, we had approximately $13.1 million in cash and cash equivalents. Due to the limited revenue generated by ILUVIEN to date, we may have to raise additional capital to fund the continued commercialization of ILUVIEN. If we are unable to raise additional financing, we will need to adjust our commercial plans so that we can continue to operate with our existing cash resources. The actual amount of funds that we will need will depend on many factors, some of which are beyond our control. We may need funds sooner than currently anticipated.
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
For the three months ended March 31, 2019, cash provided by our operations was approximately $280,000. The cash provided by our operations was primarily due to our net increase in our working capital. Accounts receivable decreased by $1.8 million and inventory decreased by $530,000. These net cash increases were offset by a net increase of $560,000 in accounts payable, accrued expenses and other current liabilities and an increase of $380,000 in prepaid expenses and other current assets. Further impacting our cash provided by operations was our net loss of $2.8 million, which was offset by $770,000 of non-cash stock-based compensation expense, $650,000 for non-cash depreciation and amortization and $210,000 for non-cash interest expense associated with the amortization of our debt discount.
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
For the three months ended March 31, 2019, net cash used in our investing activities was approximately $15,000.
For the three months ended March 31, 2018, net cash used in our investing activities was approximately $90,000.
For the three months ended March 31, 2019, net cash provided by our financing activities was approximately $110,000, which is due to payments of finance lease obligations.
For the three months ended March 31, 2018, net cash provided by our financing activities was approximately $1.2 million, which is primarily due to entering into the $40.0 million 2018 Loan Agreement with Solar Capital, offset by paying off the $35.0 million Hercules Loan Agreement and payment of related debt costs of $3.7 million.
Contractual Obligations and Commitments
There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 25, 2019.

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
Impact of Recent Accounting Pronouncements
See Note 3 of our notes to Interim Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and expected effects on results of operations and financial condition, if known.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control over Financial Reporting
We have implemented new internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements as a result of its adoption on January 1, 2019. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. Risk Factors
In our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 25, 2019, we identify under Item 1A of Part I important factors which could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. There have been no material changes in our risk factors subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. However, the risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of Registrant, as amended on various dates (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, as filed on November 9, 2018, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed on November 5, 2015 and incorporated herein by reference).

10.57*	Amended and Restated Succession and Consulting Agreement, dated as of March 27, 2019, by and between Alimera Sciences, Inc. and Kenneth Green, Ph.D.

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Link Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

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

ALIMERA SCIENCES, INC.

May 7, 2019	By:	/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2019	By:	/s/ J. Philip Jones
J. Philip Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)