Form 10-Q
period 2019-06-30
ALIMERA SCIENCES INC
filed 2019-08-06
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2019, there were 71,000,495 shares of the registrant’s Common Stock issued and outstanding.

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

•	uncertainty associated with our ability to meet any post-market requirements for NIPU in the European Economic Area;

•	our ability to successfully commercialize ILUVIEN following regulatory approval in additional markets;

•	delay in or failure to obtain regulatory approval of ILUVIEN or any future products or product candidates in additional countries;

•	the possibility that we may fail to regain compliance with the continuing listing standards of the Nasdaq Global Market (See Part II, Item 1A. Risk Factors);

•	our ability to operate our business in compliance with the covenants and restrictions in our credit facility;

•	current and future laws and regulations; and

•	our possible need to raise additional financing.
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$12,157	$13,043
Restricted cash	32	32
Accounts receivable, net	13,892	17,259
Prepaid expenses and other current assets	2,691	2,109
Inventory (Note 7)	2,141	2,405
Total current assets	30,913	34,848
NON-CURRENT ASSETS:
Property and equipment, net	1,095	1,355
Right of use assets, net	1,299	—
Intangible asset, net (Note 8)	15,761	16,723
Deferred tax asset	1,174	1,182
TOTAL ASSETS	$50,242	$54,108
CURRENT LIABILITIES:
Accounts payable	$7,875	$6,355
Accrued expenses (Note 9)	3,468	3,643
Finance lease obligations	247	236
Total current liabilities	11,590	10,234
NON-CURRENT LIABILITIES:
Note payable (Note 11)	38,288	37,873
Finance lease obligations — less current portion	172	305
Other non-current liabilities	3,874	2,974
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, $.01 par value — 10,000,000 shares authorized at June 30, 2019 and December 31, 2018:
Series A Convertible Preferred Stock, 1,300,000 authorized and 600,000 issued and outstanding at June 30, 2019 and December 31, 2018; liquidation preference of $24,000 at June 30, 2019 and December 31, 2018	19,227	19,227
Series C Convertible Preferred Stock, 10,150 authorized issued and outstanding at June 30, 2019 and December 31, 2018; liquidation preference of $10,150 at June 30, 2019 and December 31, 2018	11,117	11,117
Common stock, $.01 par value — 150,000,000 shares authorized, 71,000,495 shares issued and outstanding at June 30, 2019 and 70,078,878 shares issued and outstanding at December 31, 2018	710	701
Additional paid-in capital	347,524	346,108
Common stock warrants	3,707	3,707
Accumulated deficit	(384,928)	(377,127)
Accumulated other comprehensive loss	(1,039)	(1,011)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(3,682)	2,722
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$50,242	$54,108
See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)
NET REVENUE	$10,855	$10,717	$23,745	$20,347
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,174)	(913)	(2,774)	(2,017)
GROSS PROFIT	9,681	9,804	20,971	18,330

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,834	2,777	5,561	5,599
GENERAL AND ADMINISTRATIVE EXPENSES	3,675	3,229	7,068	7,084
SALES AND MARKETING EXPENSES	6,108	5,926	12,021	11,895
DEPRECIATION AND AMORTIZATION	654	650	1,306	1,299
OPERATING EXPENSES	13,271	12,582	25,956	25,877
NET LOSS FROM OPERATIONS	(3,590)	(2,778)	(4,985)	(7,547)

INTEREST EXPENSE AND OTHER	(1,236)	(1,178)	(2,464)	(2,329)
UNREALIZED FOREIGN CURRENCY GAIN (LOSS), NET	49	32	(20)	34
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	—	(1,766)
NET LOSS BEFORE TAXES	(4,777)	(3,924)	(7,469)	(11,608)
PROVISION FOR TAXES	(261)	(76)	(332)	(76)
NET LOSS	(5,038)	(4,000)	(7,801)	(11,684)
NET LOSS PER SHARE — Basic and diluted	$(0.07)	$(0.06)	$(0.11)	$(0.17)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	70,990,340	70,022,100	70,866,285	69,952,940
See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
NET LOSS	$(5,038)	$(4,000)	$(7,801)	$(11,684)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	55	(213)	(27)	(107)
TOTAL OTHER COMPREHENSIVE INCOME	55	(213)	(27)	(107)
COMPREHENSIVE LOSS	$(4,983)	$(4,213)	$(7,828)	$(11,791)

See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,801)	$(11,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,306	1,299
Inventory reserve	—	9
Unrealized foreign currency transaction loss (gain)	20	(34)
Loss on early extinguishment of debt	—	1,766
Amortization of debt discount	415	421
Stock-based compensation expense	1,399	2,358
Changes in assets and liabilities:
Accounts receivable	3,332	(2,054)
Prepaid expenses and other current assets	(963)	(48)
Inventory	256	(651)
Accounts payable	1,532	167
Accrued expenses and other current liabilities	(603)	84
Other long-term liabilities	431	(35)
Net cash used in operating activities	(676)	(8,402)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(39)	(123)
Net cash used in investing activities	(39)	(123)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	2
Proceeds from issuance of common stock	26	49
Issuance of debt	—	40,000
Payment of principal on notes payable	—	(35,000)
Payment of extinguishment of debt costs	—	(2,544)
Payment of deferred financing costs	—	(1,142)
Payment of finance lease obligations	(168)	(187)
Net cash (used in) provided by financing activities	(142)	1,178
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(29)	(34)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(886)	(7,381)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	13,075	24,101
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$12,189	$16,720
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,048	$1,579
Cash paid for income taxes	$7	$229
Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$64	$432
Property and equipment acquired under operating leases	$676	$—
Note payable end of term payment accrued but unpaid	$1,800	$1,800

See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Additional Paid-In Capital	Common Stock Warrants	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
2019	(In thousands, except share data)
Balance, December 31, 2018	70,078,878	$701	600,000	$19,227	—	$—	10,150	$11,117	$346,108	$3,707	$(377,127)	$(1,011)	$2,722
Issuance of common stock, net of issuance costs	889,752	9	—	—	—	—	—	—	(9)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	770	—	—	—	770
Net loss	—	—	—	—	—	—	—	—	—	—	(2,763)	—	(2,763)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	(83)	(83)
Balance, March 31, 2019	70,968,630	$710	600,000	$19,227	—	$—	10,150	$11,117	$346,869	$3,707	$(379,890)	$(1,094)	$646
Issuance of common stock, net of issuance costs	31,865	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	655	—	—	—	655
Net loss	—	—	—	—	—	—	—	—	—	—	(5,038)	—	(5,038)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	55	55
Balance, June 30, 2019	71,000,495	$710	600,000	$19,227	—	$—	10,150	$11,117	$347,524	$3,707	$(384,928)	$(1,039)	$(3,682)

2018
Balance, December 31, 2017	69,146,381	$691	600,000	$19,227	8,416	$49,568	—	$—	$341,622	$3,707	$(399,074)	$(821)	$14,920
Issuance of common stock, net of issuance costs	839,285	9	—	—	—	—	—	—	(9)	—	—	—	—
Exercise of stock options	1,563	—	—	—	—	—	—	—	2	—	—	—	2
Stock-based compensation	—	—	—	—	—	—	—	—	1,207	—	—	—	1,207
Net loss	—	—	—	—	—	—	—	—	—	—	(7,684)	—	(7,684)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	106	106
Balance, March 31, 2018	69,987,229	$700	600,000	$19,227	8,416	$49,568	—	$—	$342,822	$3,707	$(406,758)	$(715)	$8,551
Issuance of common stock, net of issuance costs	51,182	—	—	—	—	—	—	—	(9)	—	—	—	(9)
Stock-based compensation	—	—	—	—	—	—	—	—	1,209	—	—	—	1,209

Net loss	—	—	—	—	—	—	—	—	—	—	(4,000)	—	(4,000)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	(213)	(213)
Balance, June 30, 2018	70,038,411	$700	600,000	$19,227	8,416	$49,568	—	$—	$344,022	$3,707	$(410,758)	$(928)	$5,538

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS
Alimera Sciences, Inc., together with its wholly-owned subsidiaries (the Company), is a pharmaceutical company that specializes in the commercialization and development of ophthalmic pharmaceuticals. The Company was formed on June 4, 2003 under the laws of the State of Delaware.
The Company is presently focused on diseases affecting the back of the eye, or retina, because these diseases are not well treated with current therapies and affect millions of people in our aging populations. The Company’s only commercial product is ILUVIEN®, which has received marketing authorization in the U.S., Austria, Belgium, Canada, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Kuwait, Lebanon, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, the United Arab Emirates and the United Kingdom. In the U.S., Canada, Kuwait, Lebanon and the United Arab Emirates, ILUVIEN is indicated for the treatment of diabetic macular edema (DME) in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure (IOP). In the European Economic Area (EEA) countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with DME considered insufficiently responsive to available therapies.
In addition, as explained in the following paragraph, ILUVIEN is now indicated for prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment of the eye (NIPU) in the EEA countries where the Company has satisfied the country’s labeling requirements. As of the date of this filing, the Company has satisfied the labeling requirements in the United Kingdom and expects to comply with the local labeling requirements of other EEA countries, but timelines for satisfying individual country requirements vary. Uveitis is an inflammatory disease of the uveal tract, which is comprised of the iris, ciliary body and choroid, that can lead to severe vision loss and blindness.
In July 2017, the Company amended its license with EyePoint Pharmaceuticals US, Inc. (EyePoint) formerly known as pSivida US, Inc. for the technology underlying ILUVIEN to include the treatment of uveitis, including NIPU in Europe, the Middle East and Africa (See Note 10). In December 2017, the Company filed an application for a new indication for ILUVIEN for NIPU in the 17 EEA countries where ILUVIEN is currently approved for the treatment of DME. In March 2019, the Company received the Final Variation Assessment Report (FVAR) for ILUVIEN from the Medicines and Healthcare products Regulatory Agency of the United Kingdom (MHRA) based on the Company’s submission to the MHRA through the Mutual Recognition Procedure. Under that procedure, the United Kingdom has acted as the Reference Member State and prepared an assessment report to share with the 16 other countries in the EEA in which the Company applied for an additional indication. The FVAR states that ILUVIEN is approved for the additional indication for prevention of relapse in NIPU. In June 2019, the United Kingdom's National Institute for Health and Care Excellence (NICE) recommended funding for ILUVIEN for NIPU. In the United Kingdom, a NICE recommendation for funding signifies that the country’s National Health Service (NHS) will pay for ILUVIEN prescriptions for the treatment of NIPU as part of its offering. Timing for receiving funding for ILUVIEN for NIPU, if received at all, in the other EEA countries in which the Company has applied for the additional indication can vary. The reimbursement process in each EEA country usually starts after the Company has satisfied the labeling requirements of each individual country.
The Company has completed enrollment into a five-year, post-authorization, open label registry study in patients treated with ILUVIEN. In total, 562 patients enrolled in this study, and the Company anticipates the follow up period to be completed in early 2020.
The Company commercially markets ILUVIEN directly in the U.S., Germany, the United Kingdom, Portugal, Austria and Ireland. In addition, the Company has entered into various agreements under which distributors will provide regulatory, reimbursement or sales and marketing support for commercialization or future commercialization of ILUVIEN in France, Italy, Spain, Australia, New Zealand, Canada and several countries in the Middle East. In 2016, the Company’s Middle East distributor launched ILUVIEN and initiated named patient sales in the United Arab Emirates. The Company’s Italian distributor launched ILUVIEN in Italy in 2017. The Company’s Spanish distributor began selling on a named patient basis in 2017 and is currently pursuing reimbursement at the national level. The Company’s French distributor received pricing and reimbursement approval in March 2019 for ILUVIEN for DME and began selling in April 2019. The Company’s Canadian distributor is currently pursuing reimbursement. As of June 30, 2019, the Company has recognized sales of ILUVIEN to the Company’s international distributors in the Middle East, France, Italy and Spain.

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

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018.
Research and Development Expenses
Research and development expenses were $166,000 and $310,000 for the three months ended June 30, 2019 and 2018, respectively. Research and development expenses were $363,000 and $414,000 for the six months ended June 30, 2019 and 2018, respectively.
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
Adoption of New Accounting Standards
In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (ASC 842), to increase transparency and comparability among organizations for lease recognition and disclosure. ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet, while recognizing expenses on the income statements in a manner similar to the guidance previously in effect. ASU 2016-02 became effective for fiscal years and interim periods for the Company in the first quarter of 2019. ASU 2016-02 requires that leases be recognized and measured as of the earliest period presented, using a modified retrospective approach, with all periods presented being adjusted and presented under the new standard. In July 2018, the FASB issued ASU 2018-11, Leases (ASC 842): Targeted Improvements, which provides companies an optional adoption method to ASU 2016-02 whereby a company does not have to adjust comparative period financial statements for the new standard.
The Company adopted this ASU on January 1, 2019 and did not restate comparative periods. The Company elected the transition package of three practical expedients permitted within the standard. In accordance with the package of practical expedients, the Company did not reassess initial direct costs, lease classification, or whether its contracts contain or are leases. The Company also made an accounting policy election not to recognize right of use assets and liabilities for leases with a term of 12 months or less, unless the leases include options to renew or purchase the underlying asset that are reasonably certain to be exercised. See Note 5 for expanded disclosures.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted in December 2017. Upon adoption of the ASU, entities are required to describe the accounting policy for releasing income tax effects from accumulated other comprehensive income. The Company adopted this standard on January 1, 2019. The adoption of this guidance did not have a material impact on the Company’s financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU became effective on January 1, 2019, and the Company adopted it at that time. Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. The adoption of this guidance did not have an impact on the Company’s financial statements.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Standards Issued but Not Yet Effective
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. The standard is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption available. The Company is in the process of determining the effect that the adoption will have on its financial statements.

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
As of June 30, 2019, the Company had received a total of $1,000,000 of milestone payments in connection with the Company's Canadian distributor that it has not recognized as revenue based on the Company’s analysis in connection with ASU 2014-09, Revenue from Contracts with Customers (ASC 606). These deferred revenues are included as a component of other non-current liabilities on the Company’s balance sheets.
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
With respect to the Company’s international contracts with third party distributors, certain contracts have elements of variable consideration, and management reviews those contracts on a regular basis and makes estimates of revenue based on historical ordering patterns and known market events and data. The amount of variable consideration included in net sales in each period could vary depending on the terms of these contracts and the probability of reversal in future periods.
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

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. LEASES
The Company evaluates all of its contracts to determine whether it is or contains a lease at inception. The Company reviews its contracts for options to extend, terminate or purchase any right of use assets and accounts for these, as applicable, at inception of the contract. Upon adoption of ASC 842, the Company elected the transition package of three practical expedients permitted within the standard. In accordance with the package of practical expedients, the Company did not reassess initial direct costs, lease classification, or whether its contracts contain or are leases. The Company made an accounting policy election not to recognize right of use assets and liabilities for leases with a term of 12 months or less, or those that do not meet the Company’s capitalization threshold, unless the leases include options to renew or purchase the underlying asset that are reasonably certain to be exercised. Lease costs associated with those leases are recognized as incurred. The Company has also chosen the practical expedient that allows it to combine lease and non-lease components as a single lease component.
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
Supplemental balance sheet information as of June 30, 2019 for the Company’s operating leases is as follows:

(in thousands)
NON-CURRENT ASSETS:
Right of use assets, net	$1,299
Total lease assets	$1,299

CURRENT LIABILITIES:
Accrued expenses (Note 9)	$446
NON-CURRENT LIABILITIES:
Other non-current liabilities	1,050
Total lease liabilities	$1,496
The Company’s operating lease cost for the three and six months ended June 30, 2019 was $120,000 and $243,000, respectively, and is included in general and administrative expenses in its condensed consolidated statement of operations.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2019, a schedule of maturity of lease liabilities under all of the Company’s operating leases is as follows:

Years Ending December 31	(In thousands)
2019 (remaining)	$281
2020	569
2021	456
2022	156
2023	156
Thereafter	156
Total	1,774
Less amount representing interest	(278)
Present value of minimum lease payments	1,496
Less current portion	(446)
Non-current portion	$1,050
Cash paid for operating leases was $239,000 during the six months ended June 30, 2019. Right of use assets of $676,000 were obtained in exchange for operating leases for the six months ended June 30, 2019.
As of June 30, 2019, the weighted average remaining lease terms of the Company’s operating leases was 3.8 years. The weighted average discount rate used to determine the lease liabilities was 10.2%. When available, the Company uses the rate implicit in the lease or sublease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate is defined as the rate of interest that the Company would have to pay to borrow, on a collateralized basis and over a similar term, an amount equal to the lease payments in a similar economic environment. In using the Company’s incremental borrowing rate, management has elected to utilize a portfolio approach and apply the rates to a portfolio of leases with similar underlying assets and terms. Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.
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
Supplemental balance sheet information as of June 30, 2019 and December 31, 2018 for the Company’s finance leases is as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
NON-CURRENT ASSETS:
Property and equipment, net	$508	$615
Total lease assets	$508	$615

CURRENT LIABILITIES:
Finance lease obligations	$247	$236
NON-CURRENT LIABILITIES:
Finance lease obligations — less current portion	172	305
Total lease liabilities	$419	$541
Depreciation expense associated with property and equipment under finance leases was approximately $77,000 and $53,000 for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense associated with property and

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment under finance leases was approximately $153,000 and $102,000 for the six months ended June 30, 2019 and 2018, respectively. Interest expense associated with finance leases was $8,000 and $9,000 for the three months ended June 30, 2019 and 2018, respectively. Interest expense associated with finance leases was $17,000 and $15,000 for the six months ended June 30, 2019 and 2018, respectively.
As of June 30, 2019, a schedule of maturity of lease liabilities under finance leases, together with the present value of minimum lease payments, is as follows:

Years Ending December 31	(In thousands)
2019 (remaining)	$136
2020	243
2021	65
2022	3
Total	447
Less amount representing interest	(28)
Present value of minimum lease payments	419
Less current portion	(247)
Non-current portion	$172
Cash paid for finance leases was $190,000 during the six months ended June 30, 2019. The Company acquired $64,000 of property and equipment in exchange for finance leases for the six months ended June 30, 2019.
As of June 30, 2019, the weighted average remaining lease terms of the Company’s financing leases was 1.5 years. The weighted average discount rate used to determine the financing lease liabilities was 7.0%. When available, the Company uses the rate implicit in the lease or sublease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate is defined as the rate of interest that the Company would have to pay to borrow, on a collateralized basis and over a similar term, an amount equal to the lease payments in a similar economic environment. In using the Company’s incremental borrowing rate, management has elected to utilize a portfolio approach and applies the rates to a portfolio of leases with similar underlying assets and terms.

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
To date, the Company has incurred recurring losses and negative cash flow from operations and has accumulated a deficit of $384,928,000 from inception through June 30, 2019. As of June 30, 2019, the Company had approximately $12,157,000 in cash and cash equivalents. The Company’s ability to achieve profitability and positive cash flow depends upon its ability to increase revenue and contain its expenses.
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

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. INVENTORY

Inventory consisted of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Component parts (1)	$469	$129
Work-in-process (2)	470	924
Finished goods	1,202	1,352
Total Inventory	$2,141	$2,405

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
The gross carrying amount of the intangible asset is $25,000,000, which is being amortized over approximately 13 years from the acquisition date. The amortization expense related to the intangible asset was approximately $484,000 for both the three months ended June 30, 2019 and 2018, respectively. The amortization expense related to the intangible asset was approximately $962,000 for both the six months ended June 30, 2019 and 2018, respectively. The net book value of the intangible asset was $15,761,000 and $16,723,000 as of June 30, 2019 and December 31, 2018, respectively.
The estimated future amortization expense as of June 30, 2019 for the remaining periods in the next five years and thereafter is as follows:

Years Ending December 31	(In thousands)
2019 (remaining)	$978
2020	1,946
2021	1,940
2022	1,940
2023	1,940
Thereafter	7,017
Total	$15,761

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Accrued clinical investigator expenses	$853	$781
Accrued compensation expenses	1,666	1,427
Accrued rebate, chargeback and other revenue reserves	414	346
Accrued lease liabilities (Note 5)	446	—
Other accrued expenses	89	1,089
Total accrued expenses	$3,468	$3,643
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
Second Amended and Restated Collaboration Agreement
On July 10, 2017, the Company and EyePoint entered into a Second Amended and Restated Collaboration Agreement (the New Collaboration Agreement), which amended and restated the EyePoint Agreement.
Prior to entering into the New Collaboration Agreement, the Company held the worldwide license from EyePoint for the use of EyePoint’s proprietary insert technology for the treatment of all ocular diseases other than uveitis. The New Collaboration Agreement expanded the license to include uveitis, including NIPU, in Europe, the Middle East and Africa and also allows the Company to pursue an indication for posterior uveitis for ILUVIEN in those territories.
The New Collaboration Agreement converted the Company’s previous profit share obligation to a royalty payable on global net revenues of ILUVIEN. The Company began paying a 2% royalty on net revenues and other related consideration to EyePoint on July 1, 2017. This royalty amount increased to 6% effective December 12, 2018. Pursuant to the New Collaboration Agreement, the Company is required to pay an additional 2% royalty on global net revenues and other related consideration in excess of $75,000,000 in any year. During the three and six months ended June 30, 2019, the Company recognized approximately $434,000 and $950,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization. As of June 30, 2019, approximately $434,000 of this royalty expense was included in the Company’s accounts payable. During the three and six months ended June 30, 2018, the Company recognized approximately $218,000 and $411,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with a previous agreement with EyePoint, the Company was entitled to recover commercialization costs that were incurred prior to profitability of ILUVIEN and offset a portion of future payments owed to EyePoint in connection with sales of ILUVIEN with those accumulated commercialization costs. (The Company’s future rights to recover these amounts from EyePoint are referred to as the Future Offset.) Following the signing of the New Collaboration Agreement, the Company retained a right to recover up to $15,000,000 of the Future Offset. Due to the uncertainty of future net profits, the Company has fully reserved the Future Offset in the accompanying Interim Financial Statements. In March 2019, pursuant to the New Collaboration Agreement, the Company forgave $5,000,000 of the Future Offset in connection with the approval of ILUVIEN for NIPU in the United Kingdom. As of June 30, 2019, the balance of the Future Offset was approximately $9,603,000. The Company will be able to recover the balance of the Future Offset as a reduction of future royalties that would otherwise be owed to EyePoint as follows:

•
From December 12, 2018 through December 12, 2020, the royalty has been and will continue to be reduced from 6% to 4% for net revenues and other related consideration up to $75,000,000 annually and from 8% to 5% for net revenues and other related consideration in excess of $75,000,000 on an annual basis; and

•
Beginning December 13, 2020, the royalty will be reduced from 6% to 5.2% for net revenues and other related consideration up to $75,000,000 annually and from 8% to 6.8% for net revenues and other related consideration in excess of $75,000,000 on an annual basis.

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
Under the Hercules Loan Agreement, when the Company prepaid the Hercules Loan Agreement on January 5, 2018, (a) the Company paid a prepayment penalty of 2.0% of the principal amount prepaid, or $709,000, which is included in loss on early extinguishment of debt for the six months ended June 30, 2018; and (b) Alimera UK paid an end of term payment of $1,400,000.
Extinguishment of Debt
In accordance with the guidance in ASC 470-50, Debt, the Company accounted for the extinguishment of the Hercules Loan Agreement as an extinguishment and recognized a loss on early extinguishment of debt of approximately $1,766,000 within the condensed consolidated statements of operations for the six months ended June 30, 2018. The loss on early extinguishment consisted primarily of the prepayment penalty paid to Hercules and unamortized debt discounts including the remaining portion of warrant values and debt issuance costs.
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
2016 Warrant
In connection with Alimera UK entering into an amendment to the Hercules Loan Agreement on October 20, 2016, the Company agreed to issue a new warrant to Hercules (the 2016 Warrant) that granted Hercules the right to purchase up to 458,716 shares of the Company’s common stock at an exercise price of $1.09 per share. The right to exercise this warrant expires on October 20, 2021.
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
Interest on the 2018 Loan Agreement is payable at one-month LIBOR plus 7.65% per annum. The 2018 Loan Agreement provides for interest only payments for the first 30 months ending on July 1, 2020, followed by 24 months of payments of principal and interest. If the Company meets certain revenue thresholds and no event of default shall have occurred and is continuing, the Company can extend the interest only period an additional six months to end on January 1, 2021, followed by 18 months of payments of principal and interest. As of June 30, 2019, the interest rate on the 2018 Loan Agreement was approximately 10.1%.
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

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a.	1.00% of the principal amount prepaid for a prepayment made after January 5, 2019 through and including January 5, 2020; and

b.	0.50% of the principal amount prepaid for a prepayment made after January 5, 2020 and greater than 30 days before the maturity date.
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
The Company’s obligations to Solar Capital as Agent and the Lenders are secured by a first priority security interest in substantially all of the assets, excluding intellectual property, of the Company and its wholly owned subsidiary, Alimera Sciences (DE), LLC (Alimera DE), which is a guarantor of the loan, provided that only 65% of the voting interests in AS C.V., a Dutch subsidiary owned by the Company and Alimera DE, are pledged to the Lenders, and no assets or equity interests in the direct or indirect subsidiaries of AS C.V. are subject to the Lenders’ security interests. The Lender does, however, maintain a negative pledge on the property of the Company and all of its subsidiaries, including the Company’s intellectual property, requiring the Lender’s consent for any liens (other than typical permitted liens) on, or the sale of, such property.
Fair Value of Debt
The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing. Therefore, the carrying amount of the notes approximated their fair value at June 30, 2019 and December 31, 2018.

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
Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either classified as participating or would have been anti-dilutive, were as follows:

	Three and Six Months Ended June 30,
	2019	2018
Series A convertible preferred stock	9,022,556	9,022,556
Series B convertible preferred stock	—	8,416,251
Series C convertible preferred stock	10,150,000	—
Common stock warrants	1,795,663	1,795,663
Stock options	13,682,709	12,514,650
Restricted stock units	551,400	1,023,630
Total	35,202,328	32,772,750

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
In 2014, the Company issued 6,015,037 shares of common stock pursuant to the conversion of 400,000 shares of Series A Preferred Stock. As of June 30, 2019, there were 600,000 shares of Series A Preferred Stock issued and outstanding.
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

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. STOCK INCENTIVE PLANS
Stock Option Plans
During the three months ended June 30, 2019 and 2018, the Company recorded compensation expense related to stock options of approximately $463,000 and $888,000, respectively. During the six months ended June 30, 2019 and 2018, the Company recorded compensation expense related to stock options of approximately $1,062,000 and $1,754,000, respectively. As of June 30, 2019, the total unrecognized compensation cost related to non-vested stock options granted was $2,801,000 and is expected to be recognized over a weighted average period of 2.43 years. The following table presents a summary of stock option activity for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	13,407,536	$2.48	12,343,820	$2.75
Grants	648,000	0.95	320,625	0.88
Forfeitures	(372,827)	2.79	(149,795)	2.70
Exercises	—	—	—	—
Options outstanding at period end	13,682,709	2.40	12,514,650	2.70
Options exercisable at period end	9,722,530	2.93	8,578,358	3.19
Weighted average per share fair value of options granted during the period	$0.58		$0.56

The following table presents a summary of stock option activity for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	12,447,355	$2.63	11,595,510	$2.90
Grants	1,822,750	0.90	1,553,625	1.10
Forfeitures	(587,396)	2.50	(632,922)	2.43
Exercises	—	—	(1,563)	1.06
Options outstanding at period end	13,682,709	2.40	12,514,650	2.70
Options exercisable at period end	9,722,530	2.93	8,578,358	3.19
Weighted average per share fair value of options granted during the period	$0.56		$0.73

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides additional information related to outstanding stock options, exercisable stock options and stock options that were expected to vest as of June 30, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	13,682,709	$2.40	6.15 years	$42
Exercisable	9,722,530	2.93	5.03 years	12
Outstanding, vested and expected to vest	13,190,204	2.45	6.04 years	37
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
As of June 30, 2019, the Company was authorized to grant stock options and restricted stock units (RSUs) to acquire up to an additional 7,142,000 shares under the 2019 Omnibus Incentive Plan.
Employee Stock Purchase Plan
During the three months ended June 30, 2019 and 2018, the Company recorded compensation expense related to its employee stock purchase plan of approximately $4,000 and $8,000, respectively. During the six months ended June 30, 2019 and 2018, the Company recorded compensation expense related to its employee stock purchase plan of approximately $11,000 and $18,000, respectively.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units
A summary of RSU transactions under the plans are as follows:

	Three Months Ended June 30,
	2019		2018
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at beginning of period	480,400	$0.86	1,039,370	$1.16
Grants	71,000	0.99	19,660	0.88
Vested units	—	—	—	—
Forfeitures	—	—	(44,300)	1.16
Restricted stock units outstanding at period end	551,400	0.88	1,014,730	1.15

	Six Months Ended June 30,
	2019		2018
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at beginning of period	900,252	$1.15	839,285	$1.21
Grants	551,400	0.88	1,080,830	1.15
Vested units	(889,752)	1.15	(839,285)	1.21
Forfeitures	(10,500)	1.16	(66,100)	1.16
Restricted stock units outstanding at period end	551,400	0.88	1,014,730	1.15
As of June 30, 2019, there was approximately $324,000 of total unrecognized compensation cost related to outstanding RSUs that will be recognized through the first quarter of 2020. Employee stock-based compensation expense related to RSUs recognized in accordance with ASC 718, Compensation - Stock Compensation (ASC 718) was $99,000 and $256,000 for the three months ended June 30, 2019 and 2018, respectively. Employee stock-based compensation expense related to RSUs recognized in accordance with ASC 718 was $326,000 and $587,000 for the six months ended June 30, 2019 and 2018, respectively.

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

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items. The Company’s effective tax rate for the three and six months ended June 30, 2019 properly excluded tax benefits associated with year-to-date pre-tax losses generated in the U.S., Ireland and the Netherlands. Income tax positions are considered for uncertainty in accordance with ASC 740-10. The Company has recorded unrecognized tax benefits related to research and development tax credits. In accordance with ASC 740-10, such attributes are reduced to the amount that is expected to be recognized in the future. The Company has not accrued interest or penalties as no research and development credits have been utilized due to significant net operating losses (NOLs) available. The Company does not expect any decreases to the unrecognized tax benefits within the next twelve months due to any lapses in statute of limitations. Tax years remain subject to examination at the U.S. federal level between 2010 and 2017, and subject to examinations at various state levels between 2005 and 2017. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which the NOLs are utilized. Tax years since 2012 remain subject to examination in the United Kingdom and the Netherlands. Tax years since 2013 remain subject to examination in Germany.
Significant management judgment is involved in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Due to uncertainties with respect to the realization of deferred tax assets due to the history of operating losses, a valuation allowance has been established against the net deferred tax asset balance in the U.S., Ireland and the Netherlands. The valuation allowance is based on management’s estimates of taxable income in the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, a change in the valuation allowance may be needed, which could materially impact the Company’s financial position and results of operations.
At December 31, 2018, the Company had federal NOL carry-forwards of approximately $122,455,000 and state NOL carry-forwards of approximately $153,333,000 available to reduce future taxable income. The Company’s federal NOL carry-forwards remain fully reserved as of June 30, 2019. If not utilized, the federal NOL carry-forwards will expire at various dates between 2029 and 2037 and the state NOL carry-forwards will expire at various dates between 2020 and 2037.
Sections 382 and 383 of the Internal Revenue Code (IRC) limit the annual use of NOL carry-forwards and tax credit carry-forwards, respectively, following an ownership change. NOL carry-forwards may be subject to annual limitations under IRC Section 382 (Section 382) (or comparable provisions of state law) if certain changes in ownership were to occur. The Company periodically evaluates its NOL carry-forwards and whether certain changes in ownership have occurred that would limit the Company’s ability to utilize a portion of its NOL carry-forwards. If it is determined that significant ownership changes have occurred since the Company generated its NOL carry-forwards, it may be subject to annual limitations on the use of these NOL carry-forwards under Section 382 (or comparable provisions of state law). The Company determined that a Section 382 change in ownership occurred in late 2015. As a result of this change in ownership, the Company preliminarily estimated that approximately $18.6 million of the Company’s federal NOLs and approximately $382,000 of federal tax credits generated prior to the change in ownership will not be utilized in the future. The Company is currently in the process of refining and finalizing these calculations, and upon finalization, will determine if a write-off is necessary. The reduction to the Company’s NOL

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred tax asset due to the annual Section 382 limitation and the NOL carryforward period would result in an offsetting reduction in valuation allowance recorded against the NOL deferred tax asset.
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

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. SEGMENT INFORMATION
During the three months ended June 30, 2019 and 2018, two customers within the U.S. segment that are large pharmaceutical distributors accounted for 67% and 73%, respectively, of the Company’s consolidated revenues. During the six months ended June 30, 2019 and 2018, these same two customers accounted for 59% and 72%, respectively, of the Company’s consolidated revenues. These same two customers within the U.S. segment accounted for approximately 75% and 73% of the Company’s consolidated accounts receivable at June 30, 2019 and at December 31, 2018, respectively.
The Company’s chief operating decision maker is the Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the business is principally managed and organized based upon geographic and regulatory environment. Each segment is separately managed and is evaluated primarily upon segment loss from operations. Non-cash items including stock-based compensation expense and depreciation and amortization are categorized as Other within the table below. The Company does not report balance sheet information by segment because the Company’s chief operating decision maker does not review that information.
The following table presents a summary of the Company’s reporting segments for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
	U.S.	International	Other	Consolidated	U.S.	International	Other	Consolidated
	(In thousands)
NET REVENUE	$7,320	$3,535	$—	$10,855	$7,799	$2,918	$—	$10,717
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(808)	(366)	—	(1,174)	(656)	(257)	—	(913)
GROSS PROFIT	6,512	3,169	—	9,681	7,143	2,661	—	9,804

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,630	1,090	114	2,834	1,602	954	221	2,777
GENERAL AND ADMINISTRATIVE EXPENSES	2,150	946	579	3,675	1,866	723	640	3,229
SALES AND MARKETING EXPENSES	4,217	1,779	112	6,108	4,142	1,493	291	5,926
DEPRECIATION AND AMORTIZATION	—	—	654	654	—	—	650	650
OPERATING EXPENSES	7,997	3,815	1,459	13,271	7,610	3,170	1,802	12,582
SEGMENT LOSS FROM OPERATIONS	(1,485)	(646)	(1,459)	(3,590)	(467)	(509)	(1,802)	(2,778)
OTHER INCOME AND EXPENSES, NET	—	—	(1,187)	(1,187)	—	—	(1,146)	(1,146)
NET LOSS BEFORE TAXES				$(4,777)				$(3,924)

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of the Company’s reporting segments for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
	U.S.	International	Other	Consolidated	U.S.	International	Other	Consolidated
	(In thousands)
NET REVENUE	$14,086	$9,659	$—	$23,745	$14,604	$5,743	$—	$20,347
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,493)	(1,281)	—	(2,774)	(1,369)	(648)	—	(2,017)
GROSS PROFIT	12,593	8,378	—	20,971	13,235	5,095	—	18,330

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	3,057	2,261	243	5,561	3,242	1,904	453	5,599
GENERAL AND ADMINISTRATIVE EXPENSES	4,084	1,933	1,051	7,068	4,159	1,630	1,295	7,084
SALES AND MARKETING EXPENSES	8,258	3,484	279	12,021	8,514	2,771	610	11,895
DEPRECIATION AND AMORTIZATION	—	—	1,306	1,306	—	—	1,299	1,299
OPERATING EXPENSES	15,399	7,678	2,879	25,956	15,915	6,305	3,657	25,877
SEGMENT (LOSS) INCOME FROM OPERATIONS	(2,806)	700	(2,879)	(4,985)	(2,680)	(1,210)	(3,657)	(7,547)
OTHER INCOME AND EXPENSES, NET	—	—	(2,484)	(2,484)	—	—	(4,061)	(4,061)
NET LOSS BEFORE TAXES				$(7,469)				$(11,608)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the sections entitled “Risk Factors” in our most recent annual report on Form 10-K and in Part II, Item 1A of this report below. For further information regarding forward-looking statements, please refer to the “Special Note Regarding Forward-Looking Statements and Projections” immediately after the index to this report above.
Alimera Sciences, Inc., and its subsidiaries (we, our, Alimera or the Company), is a pharmaceutical company that specializes in the commercialization and development of prescription ophthalmic pharmaceuticals. We presently focus on diseases affecting the back of the eye, or retina, because these diseases are not well treated with current therapies and affect millions of people in our aging populations.
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
In addition, as explained in the following paragraph, ILUVIEN is now indicated for prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment of the eye (NIPU) in the EEA countries where we have satisfied the country’s labeling requirements. As of the date of this filing, we have satisfied the labeling requirements in the United Kingdom and expect to comply with the local labeling requirements of other EEA countries, but timelines for satisfying individual country requirements vary. Uveitis is an inflammatory disease of the uveal tract, which is comprised of the iris, ciliary body and choroid, that can lead to severe vision loss and blindness.
In July 2017, we amended and restated our license agreement with EyePoint Pharmaceuticals US, Inc. (EyePoint), formerly known as pSivida US, Inc., which was made effective July 1, 2017 (the New Collaboration Agreement). Under the New Collaboration Agreement, the technology underlying ILUVIEN now includes the treatment of uveitis, including NIPU, in Europe, the Middle East and Africa. In December 2017, we filed an application for a new indication for ILUVIEN for the treatment of NIPU in the 17 EEA countries where ILUVIEN is currently approved for the treatment of DME. In March 2019, we received the Final Variation Assessment Report (FVAR) for ILUVIEN from the Medicines and Healthcare products Regulatory Agency of the United Kingdom (MHRA) based on our submission to the MHRA through the Mutual Recognition Procedure. Under that procedure, the United Kingdom has acted as the Reference Member State and prepared an assessment report to share with the 16 other countries in the EEA in which we applied for an additional indication. The FVAR states that ILUVIEN is approved for the additional indication for prevention of relapse in NIPU. In June 2019, the United Kingdom's National Institute for Health and Care Excellence (NICE) recommended funding for ILUVIEN for NIPU. In the United Kingdom, a NICE recommendation for funding signifies that the country’s National Health Service (NHS) will pay for ILUVIEN prescriptions for the treatment of NIPU as part of its offering. Timing for receiving funding for ILUVIEN for NIPU, if received at all, in the other EEA countries in which we have applied for the additional indication can vary. The reimbursement process in each EEA country usually starts after we have satisfied the labeling requirements of each individual country.
The New Collaboration Agreement converted our previous profit share obligation to a royalty payable on global net revenues of ILUVIEN. We began paying a 2% royalty on net revenues and other related consideration to EyePoint effective July 1, 2017. The royalty amount increased to 6% as of December 12, 2018. We will pay an additional 2% royalty on global net revenues and other related consideration in excess of $75.0 million in any year. During the three and six months ended June 30, 2019, we recognized approximately $434,000 and $950,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization. As of June 30, 2019, approximately $434,000 of this royalty expense was included in our accounts payable. During the three and six months ended June 30, 2018, we recognized approximately $218,000 and $411,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization.

Following the signing of the New Collaboration Agreement, we retained a right to offset $15.0 million of future royalty payments. In March 2019, pursuant to the New Collaboration Agreement, we forgave $5,000,000 of the Future Offset in connection with the approval of ILUVIEN for NIPU in the United Kingdom. As of June 30, 2019, the balance of the Future Offset was approximately $9,603,000. (See Note 10 of our notes to the accompanying unaudited interim condensed consolidated financial statements and notes thereto (Interim Financial Statements).)
We commercially market ILUVIEN in the U.S., Germany, the United Kingdom, Portugal, Austria and Ireland. In addition, we have entered into various agreements under which distributors are providing or will provide regulatory, reimbursement or sales and marketing support for ILUVIEN in France, Italy, Spain, Australia, New Zealand, Canada and several countries in the Middle East. In 2016, our Middle East distributor launched ILUVIEN and initiated named patient sales in the United Arab Emirates. Our Italian distributor launched ILUVIEN in Italy in 2017. Our Spanish distributor began selling on a named patient basis in 2017 and upon receiving reimbursement, plans a full-scale launch in 2019. Our French distributor received pricing and reimbursement approval in March 2019 for ILUVIEN for DME and began selling in April 2019. Our Canadian distributor is currently pursuing reimbursement. As of June 30, 2019, we have recognized sales of ILUVIEN to the Company’s international distributors in the Middle East, France, Italy and Spain.
We commenced operations in June 2003. Since our inception we have incurred significant losses. As of June 30, 2019, we had accumulated a deficit of $384.9 million. We expect to incur additional expenses as we:

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
As of June 30, 2019, we had approximately $12.2 million in cash and cash equivalents.
Our revenues for the three and six months ended June 30, 2019 and 2018 were generated from product sales primarily in the U.S., Germany and the United Kingdom. In the U.S., two large pharmaceutical distributors accounted for 67% and 73% of our consolidated revenues for the three months ended June 30, 2019 and 2018, respectively, and 59% and 72% of our consolidated revenues for the six months ended June 30, 2019 and 2018, respectively. These U.S.-based distributors purchase ILUVIEN from us, maintain inventories of ILUVIEN and sell downstream to physician offices, pharmacies and hospitals. Internationally, in countries where we sell direct, our customers are hospitals, clinics and pharmacies. We sometimes refer to physician offices, pharmacies, hospitals and clinics as end users. In international countries where we sell to distributors, these distributors maintain inventory levels of ILUVIEN and sell to their customers.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)
NET REVENUE	$10,855	$10,717	$23,745	$20,347
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,174)	(913)	(2,774)	(2,017)
GROSS PROFIT	9,681	9,804	20,971	18,330

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,834	2,777	5,561	5,599
GENERAL AND ADMINISTRATIVE EXPENSES	3,675	3,229	7,068	7,084
SALES AND MARKETING EXPENSES	6,108	5,926	12,021	11,895
DEPRECIATION AND AMORTIZATION	654	650	1,306	1,299
OPERATING EXPENSES	13,271	12,582	25,956	25,877
NET LOSS FROM OPERATIONS	(3,590)	(2,778)	(4,985)	(7,547)

INTEREST EXPENSE AND OTHER	(1,236)	(1,178)	(2,464)	(2,329)
UNREALIZED FOREIGN CURRENCY GAIN (LOSS), NET	49	32	(20)	34
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	—	(1,766)
NET LOSS BEFORE TAXES	(4,777)	(3,924)	(7,469)	(11,608)
PROVISION FOR TAXES	(261)	(76)	(332)	(76)
NET LOSS	$(5,038)	$(4,000)	$(7,801)	$(11,684)
NET LOSS PER SHARE — Basic and diluted	$(0.07)	$(0.06)	$(0.11)	$(0.17)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	70,990,340	70,022,100	70,866,285	69,952,940
Net Revenue
We began generating revenue from ILUVIEN in 2013. Revenue from our U.S. distributors and revenue from our partners in the markets in our international segment where we do not sell direct fluctuates depending on the timing of the shipment of ILUVIEN to the distributors and the distributors’ sales of ILUVIEN to their customers.
Net revenue increased by approximately $200,000, or 2%, to approximately $10.9 million for the three months ended June 30, 2019, compared to approximately $10.7 million for the three months ended June 30, 2018. The increase was primarily attributable to a $600,000 revenue increase in our international segment, including an increase in the international markets where we sell to distributors, partially offset by a $500,000 revenue decrease in our U.S. segment, which is partly attributable to turnover in our U.S. sales force.
Net revenue increased by approximately $3.4 million, or 17%, to approximately $23.7 million for the six months ended June 30, 2019, compared to approximately $20.3 million for the six months ended June 30, 2018. The increase was primarily attributable to a revenue increase in our international segment, including increases of approximately $1.7 million in the international markets where we sell direct and $2.2 million in the international markets where we sell to distributors, partially offset by a $500,000 revenue decrease in our U.S. segment, which is partly attributable to turnover in our U.S. sales force.
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
Cost of goods sold, excluding depreciation and amortization, increased by approximately $290,000, or 32%, to approximately $1.2 million for the three months ended June 30, 2019, compared to approximately $910,000 for the three months ended June 30, 2018. The increase was primarily attributable to an increase in our royalty expense on our global net revenue.
Cost of goods sold, excluding depreciation and amortization, increased by approximately $800,000, or 40%, to approximately $2.8 million for the six months ended June 30, 2019, compared to approximately $2.0 million for the six months ended June 30, 2018. The increase was primarily attributable to an increase in our royalty expense on our global net revenue.
Gross profit decreased by approximately $100,000, or 1%, to approximately $9.7 million for the three months ended June 30, 2019, compared to approximately $9.8 million for the three months ended June 30, 2018. Gross margin was 89% and 91% for the three months ended June 30, 2019 and 2018, respectively.
Gross profit increased by approximately $2.7 million, or 14%, to approximately $21.0 million for the six months ended June 30, 2019, compared to approximately $18.3 million for the six months ended June 30, 2018. Gross margin was 88% and 90% for the six months ended June 30, 2019 and 2018, respectively.
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
Research, development and medical affairs expenses were approximately $2.8 million for both the three months ended June 30, 2019 and 2018.
Research, development and medical affairs expenses were approximately $5.6 million for both the six months ended June 30, 2019 and 2018.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including finance, accounting, information technology and human resources. Other significant costs include facilities costs and professional fees for accounting and legal services. We expect to continue to incur significant costs to comply with the corporate governance, internal control and similar requirements applicable to public companies.
General and administrative expenses increased by approximately $500,000, or 16%, to approximately $3.7 million for the three months ended June 30, 2019, compared to approximately $3.2 million for the three months ended June 30, 2018. The increase was primarily attributable to increases in professional fees and logistics costs, some of which are attributable to Brexit preparation.
General and administrative expenses were approximately $7.1 million for both the six months ended June 30, 2019 and 2018.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of third-party service fees and compensation for employees for the commercial promotion, the assessment of the commercial opportunity of, the development of market awareness for, the pursuit of market reimbursement for and the execution of launch plans for ILUVIEN. Other costs include professional fees associated with developing plans for ILUVIEN or any future products or product candidates and maintaining public relations.
Sales and marketing expenses increased by approximately $200,000, or 3%, to approximately $6.1 million for the three months ended June 30, 2019, compared to approximately $5.9 million for the three months ended June 30, 2018. The increase was primarily attributable to increases in marketing costs associated with the launch of our direct-to-patient advertising program and market access costs.
Sales and marketing expenses increased by approximately $100,000, or 1%, to approximately $12.0 million for the six months ended June 30, 2019, compared to approximately $11.9 million for the six months ended June 30, 2018.

Operating Expenses
As a result of the increases in various expenses described above, total operating expenses increased by approximately $700,000, or 6%, to approximately $13.3 million for the three months ended June 30, 2019, compared to approximately $12.6 million for the three months ended June 30, 2018. The increase was primarily attributable to an approximately $500,000 increase in general and administrative expenses and a $200,000 increase in sales and marketing expenses.
Total operating expenses increased by approximately $100,000, or 0.4%, to approximately $26.0 million for the six months ended June 30, 2019, compared to approximately $25.9 million for the six months ended June 30, 2018. The increase was primarily attributable to an approximately $100,000 increase in sales and marketing expenses.
Interest Expense and Other
Interest expense and other was approximately $1.2 million for the three months ended June 30, 2019 and 2018. Interest expense and other increased by approximately $200,000, or 9%, to approximately $2.5 million for the six months ended June 30, 2019, compared to approximately $2.3 million for the six months ended June 30, 2018. For these periods, interest expense consisted primarily of interest and amortization of deferred financing costs and debt discounts associated with our outstanding debt under the 2018 Loan Agreement with Solar Capital. As discussed in Note 11 of our notes to Interim Financial Statements, we entered into a new loan facility with Solar Capital on January 5, 2018 and refinanced the Hercules Loan Agreement with the proceeds.
Loss on early extinguishment of debt
We recorded a loss on early extinguishment of debt of approximately $1.8 million for the six months ended June 30, 2018 as a result of refinancing the Hercules Loan Agreement by entering into the 2018 Loan Agreement with Solar Capital on January 5, 2018.
Basic and Diluted Net Income (Loss) Applicable to Common Stockholders per Share of Common Stock
We follow FASB Accounting Standards Codification, Earnings Per Share (ASC 260), which requires the reporting of both basic and diluted earnings per share. Because our preferred stockholders participate in dividends equally with common stockholders (if we were to declare and pay dividends), the Company uses the two-class method to calculate EPS. However, our preferred stockholders are not contractually obligated to share in losses.
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
Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either classified as participating or would have been anti-dilutive, were approximately 35,202,328 for the three and six months ended June 30, 2019 and 32,772,750 for the three and six months ended June 30, 2018. Potentially dilutive common stock equivalents were excluded from the diluted earnings per share denominator for all periods of net loss because of their anti-dilutive effect. Therefore, for the three and six months ended June 30, 2019 and 2018, the weighted average shares used to calculate both basic and diluted loss per share are the same.

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
U.S. Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
NET REVENUE	$7,320	$7,799	$14,086	$14,604
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(808)	(656)	(1,493)	(1,369)
GROSS PROFIT	6,512	7,143	12,593	13,235

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,630	1,602	3,057	3,242
GENERAL AND ADMINISTRATIVE EXPENSES	2,150	1,866	4,084	4,159
SALES AND MARKETING EXPENSES	4,217	4,142	8,258	8,514
OPERATING EXPENSES	7,997	7,610	15,399	15,915
SEGMENT LOSS FROM OPERATIONS	$(1,485)	$(467)	$(2,806)	$(2,680)
U.S. Segment - three months ended June 30, 2019 compared to the three months ended June 30, 2018
Net revenue. Net revenue decreased by approximately $500,000, or 6%, to approximately $7.3 million for the three months ended June 30, 2019, compared to approximately $7.8 million for the three months ended June 30, 2018. The decrease was primarily attributable to a decrease in end user demand, which represents units purchased by physicians and pharmacies from our distributors, partly due to turnover in our U.S. sales force. End user demand decreased by approximately 4% to 917 units for the three months ended June 30, 2019, compared to 955 units for the three months ended June 30, 2018.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $150,000, or 23%, to approximately $810,000 for the three months ended June 30, 2019, compared to approximately $660,000 for the three months ended June 30, 2018. The increase was primarily attributable to royalties paid on ILUVIEN.
Research, development and medical affairs expenses. Research, development and medical affairs expenses was approximately $1.6 million for both the three months ended June 30, 2019 and 2018.
General and administrative expenses. General and administrative expenses increased by approximately $300,000, or 16%, to approximately $2.2 million for the three months ended June 30, 2019, compared to approximately $1.9 million for the three months ended June 30, 2018. The increase was primarily attributable to an increase of approximately $360,000 in professional fees offset with a decrease of $130,000 in personnel costs.
Sales and marketing expenses. Sales and marketing expenses increased by approximately $100,000, or 2%, to approximately $4.2 million for the three months ended June 30, 2019, compared to approximately $4.1 million for the three months ended June 30, 2018.

U.S. Segment - six months ended June 30, 2019 compared to the six months ended June 30, 2018
Net revenue. Net revenue decreased by approximately $500,000, or 3%, to approximately $14.1 million for the six months ended June 30, 2019, compared to approximately $14.6 million for the six months ended June 30, 2018. However, end user demand, which represents units purchased by physicians and pharmacies from our distributors, increased 3% in the six months ended June 30, 2019, increasing to 1,856 units compared to 1,806 units in the six months ended June 30, 2018.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $100,000, or 7%, to approximately $1.5 million for the six months ended June 30, 2019, compared to approximately $1.4 million for the six months ended June 30, 2018.
Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $100,000, or 3%, to approximately $3.1 million for the six months ended June 30, 2019, compared to approximately $3.2 million for the six months ended June 30, 2018.
General and administrative expenses. General and administrative expenses decreased by approximately $100,000, or 2%, to approximately $4.1 million for the six months ended June 30, 2019, compared to approximately $4.2 million for the six months ended June 30, 2018.
Sales and marketing expenses. Sales and marketing expenses decreased by approximately $200,000, or 2%, to approximately $8.3 million for the six months ended June 30, 2019, compared to approximately $8.5 million for the six months ended June 30, 2018. The decrease was primarily attributable to a decrease of approximately $410,000 in personnel costs offset by an increase of approximately $170,000 in marketing costs.
International Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
NET REVENUE	$3,535	$2,918	$9,659	$5,743
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(366)	(257)	(1,281)	(648)
GROSS PROFIT	3,169	2,661	8,378	5,095

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,090	954	2,261	1,904
GENERAL AND ADMINISTRATIVE EXPENSES	946	723	1,933	1,630
SALES AND MARKETING EXPENSES	1,779	1,493	3,484	2,771
OPERATING EXPENSES	3,815	3,170	7,678	6,305
SEGMENT INCOME (LOSS) FROM OPERATIONS	$(646)	$(509)	$700	$(1,210)
International Segment - three months ended June 30, 2019 compared to the three months ended June 30, 2018
Net revenue. Net revenue increased by approximately $600,000, or 21%, to approximately $3.5 million for the three months ended June 30, 2019, compared to approximately $2.9 million for the three months ended June 30, 2018. The increase was primarily attributable to sales in our international markets where we sell to distributors. Net revenue decreased by approximately $2.6 million, or 43%, to approximately $3.5 million for the three months ended June 30, 2019, compared to $6.1 million for the three months ended March 31, 2019. The decrease was primarily attributable to the timing and size of our international distributor ordering patterns, which can vary materially from quarter to quarter. For example, net revenue for the three months ended June 30, 2019 was adversely affected by initial orders related to our expansion into Spain and France during the three months ended March 31, 2019.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $110,000, or 42%, to approximately $370,000 for the three months ended June 30, 2019, compared to approximately $260,000 for the three months ended June 30, 2018. The increase was primarily attributable to our increased international net revenue.

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $150,000, or 16%, to approximately $1.1 million for the three months ended June 30, 2019, compared to approximately $950,000 for the three months ended June 30, 2018. The increase was primarily related to an increase of approximately $130,000 in personnel costs.
General and administrative expenses. General and administrative expenses increased by approximately $230,000, or 32%, to approximately $950,000 for the three months ended June 30, 2019, compared to approximately $720,000 for the three months ended June 30, 2018. The increase was primarily attributable to an increase of approximately $240,000 in logistics costs, some of which are attributable to Brexit preparation.
Sales and marketing expenses. Sales and marketing expenses increased by approximately $300,000, or 20%, to approximately $1.8 million for the three months ended June 30, 2019, compared to approximately $1.5 million for the three months ended June 30, 2018. The increase was primarily attributable to an increase of approximately $250,000 in marketing costs.
International Segment - six months ended June 30, 2019 compared to the six months ended June 30, 2018
Net revenue. Net revenue increased by approximately $4.0 million, or 70%, to approximately $9.7 million for the six months ended June 30, 2019, compared to approximately $5.7 million for the six months ended June 30, 2018. The increase was primarily attributable to sales increases of $2.2 million in markets where we sell to distributors and $1.7 million in the markets in Europe where we sell direct. The increase was primarily attributable to the timing and size of our international distributor ordering patterns, which can vary materially from period to period. For example, net revenue for the six months ended June 30, 2019 was significantly higher due to initial orders related to our expansion into Spain and France during the three months ended March 31, 2019.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $650,000, or 100%, to approximately $1.3 million for the six months ended June 30, 2019, compared to approximately $650,000 for the six months ended June 30, 2018. The increase was primarily attributable to increased sales in both the markets where we sell direct and the markets where we sell to distributors.
Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $400,000, or 21%, to approximately $2.3 million for the six months ended June 30, 2019, compared to approximately $1.9 million for the six months ended June 30, 2018. The increase was primarily attributable to increases of approximately $260,000 in personnel costs and $100,000 in costs associated with our ongoing clinical studies.
General and administrative expenses. General and administrative expenses increased by approximately $300,000, or 19%, to approximately $1.9 million for the six months ended June 30, 2019, compared to approximately $1.6 million for the six months ended June 30, 2018. The increase was primarily attributable to increases of approximately $260,000 in logistics costs and $120,000 in professional fees, some of which are attributable to Brexit preparation.
Sales and marketing expenses. Sales and marketing expenses increased by approximately $700,000, or 25%, to approximately $3.5 million for the six months ended June 30, 2019, compared to approximately $2.8 million for the six months ended June 30, 2018. The increase was primarily attributable to increases of approximately $280,000 in personnel costs, $260,000 in marketing costs and $160,000 in market access costs.

Other Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	$114	$221	$243	$453
GENERAL AND ADMINISTRATIVE EXPENSES	579	640	1,051	1,295
SALES AND MARKETING EXPENSES	112	291	279	610
DEPRECIATION AND AMORTIZATION	654	650	1,306	1,299
OPERATING EXPENSES	1,459	1,802	2,879	3,657
SEGMENT LOSS FROM OPERATIONS	$(1,459)	$(1,802)	$(2,879)	$(3,657)
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
Within the respective financial statement line items included in the Other segment, stock-based compensation expense, collectively, decreased by approximately $570,000, or 48%, to $630,000 for the three months ended June 30, 2019, compared to approximately $1.2 million for the three months ended June 30, 2018. Stock-based compensation expense, collectively, decreased by approximately $1.0 million, or 42%, to $1.4 million for the six months ended June 30, 2019, compared to approximately $2.4 million for the six months ended June 30, 2018.
Additionally, within general and administrative expenses for the three and six months ended June 30, 2019, we had an increase of approximately $175,000 of non-cash accrued severance expenses.
Depreciation and amortization was approximately $650,000 for both the three months ended June 30, 2019 and 2018, and approximately $1.3 million for both the six months ended June 30, 2019 and 2018.

Liquidity and Capital Resources
Since inception, we have incurred recurring losses, negative cash flow from operations and have accumulated a deficit of $384.9 million through June 30, 2019. We have funded our operations through the public and private placement of common stock, convertible preferred stock, warrants, the sale of certain assets of the non-prescription business in which we were previously engaged and certain debt facilities.
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
As of June 30, 2019, we had approximately $12.2 million in cash and cash equivalents. Due to the limited revenue generated by ILUVIEN to date, we may have to raise additional capital to fund the continued commercialization of ILUVIEN. If we are unable to raise additional financing, we will need to adjust our commercial plans so that we can continue to operate with our existing cash resources. The actual amount of funds that we will need will depend on many factors, some of which are beyond our control. We may need funds sooner than currently anticipated.
We cannot be sure that additional financing will be available when needed or that, if available, the additional financing would be obtained on terms favorable to us or our stockholders. If we were to raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result and the terms of any new equity securities may have a preference over our common stock. If we were to attempt to raise additional funds through strategic collaboration agreements we may not be successful in obtaining those agreements, or in receiving milestone or royalty payments under them. If we were to attempt to raise additional funds through debt financing, (a) the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to commercialize ILUVIEN or any future products or product candidates or operate our business; and (b) we would be required to obtain the permission or participation of Solar Capital, which we might not be able to obtain. Our capital raising efforts may be hindered by the fact that we are currently not in compliance with the minimum bid price requirement under Nasdaq Listing Rule 5450(a)(1), which could ultimately lead to our delisting from Nasdaq if we are unable to regain compliance. See Part II, Item 1A, Risk Factors. Our recurring losses and any potential needs to raise capital create substantial doubt about our ability to continue as a going concern for the next 12 months following the issuance of the financial statements.
For the six months ended June 30, 2019, cash used in our operations was approximately $680,000. The cash used in our operations was primarily due to our net loss of $7.8 million and an increase in prepaid expenses and other current assets of $960,000, offset by a $3.3 million decrease in accounts receivable, $1.4 million of non-cash stock-based compensation expense, $1.3 million for non-cash depreciation and amortization and a $930,000 net increase in accounts payable, accrued expenses and other current liabilities. Cash used in operations for the six months ended June 30, 2019 was further offset by a $430,000 increase in other long-term liabilities, $420,000 for non-cash interest expense associated with the amortization of our debt discount and $260,000 of inventory.
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
For the six months ended June 30, 2019, net cash used in our investing activities was approximately $40,000.
For the six months ended June 30, 2018, net cash used in our investing activities was approximately $120,000, which was due to the purchase of property and equipment, primarily the purchase of additional software.
For the six months ended June 30, 2019, net cash used in our financing activities was approximately $140,000, which is primarily due to payments of finance lease obligations.
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

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting
We have implemented new internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements as a result of its adoption on January 1, 2019. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. Risk Factors
In our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 25, 2019, we identify under Item 1A of Part I important factors that could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. Except as described below, there have been no material changes in our risk factors after the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. However, the risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.
You should read the following information in conjunction with the Interim Financial Statements and related notes in Part I, Item 1, Financial Information and the discussion and analysis of our financial condition in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We received notice in June 2019 from The Nasdaq Stock Market (“Nasdaq”) that we failed to comply with the Nasdaq Global Market’s minimum bid requirement because our stock price was below $1.00 per common share for 30 consecutive business days. We have not regained compliance with Nasdaq’s minimum bid requirement, and we may be unable to do so. If we were to fail to regain compliance, our shares could be delisted from the Nasdaq Global Market, which could materially reduce the liquidity of our common stock and have an adverse effect on its market price.
We received notice on June 3, 2019, from Nasdaq that as of May 31, 2019, the closing bid price for our common stock on the Nasdaq Global Market was below $1.00 for the last 30 consecutive business days and that, as a result, we were not in compliance with the minimum bid price requirement under Nasdaq Listing Rule 5450(a)(1). This is the third notice of noncompliance with the minimum bid price requirement that we have received since June 2018. The notice stated that pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we will have 180 calendar days, until December 2, 2019, to regain compliance. For us to regain compliance with the minimum bid price requirement, our common stock must have a closing bid price of $1.00 or more for 10 consecutive business days. Under certain circumstances, however, to ensure that a company can sustain long-term compliance, Nasdaq may require the closing bid price to equal or to exceed the $1.00 minimum bid price requirement for more than 10 consecutive business days before determining that the company complies. Our common stock is continuing to trade on Nasdaq under the symbol ALIM during this 180-day period.
If we do not regain compliance during the initial 180-day compliance period, we may be eligible for an additional 180-day compliance period to regain compliance if we elect to transfer to the Nasdaq Capital Market. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and we would need to provide written notice of our intention to cure the deficiency during the second compliance period. If it appears to Nasdaq that we will not be able to cure the deficiency or we are otherwise not eligible, however, Nasdaq would notify us that our securities would be subject to delisting. If we were to receive such a notification, we could appeal Nasdaq’s determination to delist our securities, but there can be no assurance Nasdaq would grant our request for continued listing.
We intend to regain compliance with the minimum bid price requirement to allow for continued listing on the Nasdaq Global Market, including seeking to transfer to the Nasdaq Capital Market and thereby qualify for another 180-day compliance period if are unable to regain compliance by December 2, 2019. We cannot provide any assurances, however, that we will be able to regain compliance, including, if necessary, transferring to the Nasdaq Capital Market to qualify for an additional 180-day compliance period. This statement of our intention to regain compliance with the minimum bid price requirement, including, if necessary, transferring to the Nasdaq Capital Market, is a forward-looking statement. We may not regain compliance, and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors that could cause actual results to differ include our inability to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement.
The delisting of our shares from the Nasdaq Global Market could materially reduce the liquidity of our common stock and have an adverse effect on its market price. A delisting could also make it more difficult for us to obtain financing through the sale of our equity. Any such sale of equity would likely be more dilutive to our current shareholders than would be the case if our shares were listed.

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

10.58
Amended and Restated Employment Agreement, dated as of January 2, 2019, by and between Alimera Sciences, Inc. and Richard S. Eiswirth, Jr. (filed as Exhibit 10.58 to the Registrant’s Current Report on Form 8-K, as filed on May 8, 2019 and incorporated herein by reference).

10.59
Amended and Restated Employment Agreement, dated as of January 2, 2019, by and between Alimera Sciences, Inc. and J. Philip Jones (filed as Exhibit 10.59 to the Registrant’s Current Report on Form 8-K, as filed on May 8, 2019 and incorporated herein by reference).

10.60	Alimera Sciences, Inc. 2019 Omnibus Incentive Plan (filed as Exhibit 10.60 to the Registrant’s Current Report on Form 8-K, as filed on June 19, 2019 and incorporated herein by reference).

10.61
Form of Stock Option Agreement under the Alimera Sciences, Inc. 2019 Omnibus Incentive Plan (filed as Exhibit 10.61 to the Registrant’s Current Report on Form 8-K, as filed on June 19, 2019 and incorporated herein by reference).

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

ALIMERA SCIENCES, INC.

August 6, 2019	By:	/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2019	By:	/s/ J. Philip Jones
J. Philip Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)