Form 10-Q
period 2019-09-30
ALIMERA SCIENCES INC
filed 2019-11-05
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2019, there were 74,454,419 shares of the registrant’s Common Stock issued and outstanding.

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

•
uncertainty regarding our ability to achieve profitability and positive cash flow through the commercialization of ILUVIEN® in the U.S., the European Economic Area and other regions of the world where we sell ILUVIEN;

•	dependence on third-party manufacturers to manufacture ILUVIEN or any future products or product candidates in sufficient quantities and quality;

•
uncertainty associated with our need to replace our key third-party manufacturer of certain component parts of the ILUVIEN injector before our manufacturing contract with the manufacturer expires on September 30, 2020;

•	uncertainty regarding the pricing and reimbursement guidelines for ILUVIEN or any future products or product candidates, including ILUVIEN in new markets;

•
uncertainty associated with our pursuit of reimbursement with local health authorities in countries including Belgium, Finland, France, Norway, Portugal, Spain and Sweden for the recently obtained additional indication for ILUVIEN for prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment of the eye (NIPU);

•	uncertainty associated with our ability to meet any post-market requirements for NIPU in the European Economic Area;

•	our ability to successfully commercialize ILUVIEN following regulatory approval in additional markets;

•	delay in or failure to obtain regulatory approval of ILUVIEN or any future products or product candidates in additional countries;

•
the possibility that we may fail to regain compliance with the listing standards of The Nasdaq Global Market, including failure to meet the minimum requirements for the closing bid price and market value of our common stock on The Nasdaq Global Market;

•	our ability to operate our business in compliance with the covenants and restrictions in our credit facility;

•	current and future laws and regulations;

•	uncertainties related to the proposed reverse stock split of our common stock;

•	our likely need to raise additional financing; and

•	our ability to recruit and retain a productive sales force.
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)

ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$7,903	$13,043
Restricted cash	31	32
Accounts receivable, net	16,377	17,259
Prepaid expenses and other current assets	2,155	2,109
Inventory (Note 7)	1,642	2,405
Total current assets	28,108	34,848
NON-CURRENT ASSETS:
Property and equipment, net	1,060	1,355
Right of use assets, net	1,162	—
Intangible asset, net (Note 8)	15,272	16,723
Deferred tax asset	1,127	1,182
TOTAL ASSETS	$46,729	$54,108
CURRENT LIABILITIES:
Accounts payable	$6,728	$6,355
Accrued expenses (Note 9)	3,916	3,643
Note payable (Note 11)	3,333	—
Finance lease obligations	258	236
Total current liabilities	14,235	10,234
NON-CURRENT LIABILITIES:
Note payable (Note 11)	35,166	37,873
Finance lease obligations — less current portion	132	305
Other non-current liabilities	3,672	2,974
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, $.01 par value — 10,000,000 shares authorized at September 30, 2019 and December 31, 2018:
Series A Convertible Preferred Stock, 1,300,000 authorized and 600,000 issued and outstanding at September 30, 2019 and December 31, 2018; liquidation preference of $24,000 at September 30, 2019 and December 31, 2018	19,227	19,227
Series C Convertible Preferred Stock, 10,150 authorized issued and outstanding at September 30, 2019 and December 31, 2018; liquidation preference of $10,150 at September 30, 2019 and December 31, 2018	11,117	11,117
Common stock, $.01 par value — 150,000,000 shares authorized, 71,015,806 shares issued and outstanding at September 30, 2019 and 70,078,878 shares issued and outstanding at December 31, 2018	710	701
Additional paid-in capital	348,035	346,108
Common stock warrants	3,707	3,707
Accumulated deficit	(388,068)	(377,127)
Accumulated other comprehensive loss	(1,204)	(1,011)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(6,476)	2,722
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$46,729	$54,108
See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)
NET REVENUE	$12,850	$11,137	$36,595	$31,484
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,579)	(965)	(4,353)	(2,982)
GROSS PROFIT	11,271	10,172	32,242	28,502

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,761	2,799	8,322	8,398
GENERAL AND ADMINISTRATIVE EXPENSES	3,121	3,446	10,189	10,530
SALES AND MARKETING EXPENSES	6,437	5,480	18,458	17,375
DEPRECIATION AND AMORTIZATION	668	642	1,974	1,941
OPERATING EXPENSES	12,987	12,367	38,943	38,244
NET LOSS FROM OPERATIONS	(1,716)	(2,195)	(6,701)	(9,742)

INTEREST EXPENSE AND OTHER	(1,232)	(1,211)	(3,696)	(3,540)
UNREALIZED FOREIGN CURRENCY (LOSS) GAIN, NET	(115)	(16)	(135)	18
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	—	(1,766)
NET LOSS BEFORE TAXES	(3,063)	(3,422)	(10,532)	(15,030)
PROVISION FOR TAXES	(77)	(28)	(409)	(104)
NET LOSS	(3,140)	(3,450)	(10,941)	(15,134)
GAIN ON EXTINGUISHMENT OF PREFERRED STOCK	—	38,330	—	38,330
NET (LOSS) INCOME AVAILABLE TO STOCKHOLDERS	$(3,140)	$34,880	$(10,941)	$23,196
NET (LOSS) INCOME PER COMMON SHARE — Basic	$(0.04)	$0.40	$(0.15)	$0.26
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic	71,002,307	70,038,411	70,912,124	69,981,744
NET (LOSS) INCOME PER COMMON SHARE — Diluted	$(0.04)	$0.39	$(0.15)	$0.26
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Diluted	71,002,307	70,549,340	70,912,124	70,503,747
See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
NET LOSS	$(3,140)	$(3,450)	$(10,941)	$(15,134)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(165)	(27)	(193)	(134)
TOTAL OTHER COMPREHENSIVE LOSS	(165)	(27)	(193)	(134)
COMPREHENSIVE LOSS	$(3,305)	$(3,477)	$(11,134)	$(15,268)

See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,941)	$(15,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,974	1,941
Inventory reserve	—	9
Unrealized foreign currency transaction loss (gain)	135	(18)
Loss on early extinguishment of debt	—	1,766
Amortization of debt discount	626	631
Stock-based compensation expense	1,903	3,390
Changes in assets and liabilities:
Accounts receivable	663	(2,933)
Prepaid expenses and other current assets	(451)	(538)
Inventory	726	(250)
Accounts payable	497	(779)
Accrued expenses and other current liabilities	(89)	(246)
Other long-term liabilities	383	(52)
Net cash used in operating activities	(4,574)	(12,213)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(150)	(174)
Net cash used in investing activities	(150)	(174)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	2
Proceeds from issuance of common stock	34	49
Issuance of debt	—	40,000
Payment of principal on notes payable	—	(35,000)
Payment of extinguishment of debt costs	—	(2,544)
Payment of deferred financing costs	—	(1,142)
Payment of preferred stock exchange costs	—	(122)
Payment of finance lease obligations	(234)	(268)
Net cash (used in) provided by financing activities	(200)	975
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(217)	(65)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(5,141)	(11,477)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	13,075	24,101
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$7,934	$12,624
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$3,070	$2,571
Cash paid for income taxes	$10	$229
Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$124	$575
Property and equipment acquired under operating leases	$676	$—
Note payable end of term payment accrued but unpaid	$1,800	$1,800

See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Additional Paid-In Capital	Common Stock Warrants	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
2019	(In thousands, except share data)
Balance, December 31, 2018	70,078,878	$701	600,000	$19,227	—	$—	10,150	$11,117	$346,108	$3,707	$(377,127)	$(1,011)	$2,722
Issuance of common stock, net of issuance costs	889,752	9	—	—	—	—	—	—	(9)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	770	—	—	—	770
Net loss	—	—	—	—	—	—	—	—	—	—	(2,763)	—	(2,763)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	(83)	(83)
Balance, March 31, 2019	70,968,630	$710	600,000	$19,227	—	$—	10,150	$11,117	$346,869	$3,707	$(379,890)	$(1,094)	$646
Issuance of common stock, net of issuance costs	31,865	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	655	—	—	—	655
Net loss	—	—	—	—	—	—	—	—	—	—	(5,038)	—	(5,038)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	55	55
Balance, June 30, 2019	71,000,495	$710	600,000	$19,227	—	$—	10,150	$11,117	$347,524	$3,707	$(384,928)	$(1,039)	$(3,682)
Issuance of common stock, net of issuance costs	15,311	—	—	—	—	—	—	—	7	—	—	—	7
Stock-based compensation	—	—	—	—	—	—	—	—	504	—	—	—	504
Net loss	—	—	—	—	—	—	—	—	—	—	(3,140)	—	(3,140)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	(165)	(165)
Balance, September 30, 2019	71,015,806	$710	600,000	$19,227	—	$—	10,150	$11,117	$348,035	$3,707	$(388,068)	$(1,204)	$(6,476)

2018
Balance, December 31, 2017	69,146,381	$691	600,000	$19,227	8,416	$49,568	—	$—	$341,622	$3,707	$(399,074)	$(821)	$14,920
Issuance of common stock, net of issuance costs	839,285	9	—	—	—	—	—	—	(9)	—	—	—	—
Exercise of stock options	1,563	—	—	—	—	—	—	—	2	—	—	—	2
Stock-based compensation	—	—	—	—	—	—	—	—	1,207	—	—	—	1,207

Net loss	—	—	—	—	—	—	—	—	—	—	(7,684)	—	(7,684)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	106	106
Balance, March 31, 2018	69,987,229	$700	600,000	$19,227	8,416	$49,568	—	$—	$342,822	$3,707	$(406,758)	$(715)	$8,551
Issuance of common stock, net of issuance costs	51,182	—	—	—	—	—	—	—	(9)	—	—	—	(9)
Stock-based compensation	—	—	—	—	—	—	—	—	1,209	—	—	—	1,209
Net loss	—	—	—	—	—	—	—	—	—	—	(4,000)	—	(4,000)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	(213)	(213)
Balance, June 30, 2018	70,038,411	$700	600,000	$19,227	8,416	$49,568	—	$—	$344,022	$3,707	$(410,758)	$(928)	$5,538
Stock-based compensation	—	—	—	—	—	—	—	—	1,031	—	—	—	1,031
Preferred stock exchange, net of transaction costs	—	—	—	—	(8,416)	(49,568)	10,150	11,117	—	—	38,330	—	(121)
Net loss	—	—	—	—	—	—	—	—	—	—	(3,450)	—	(3,450)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	(27)	(27)
Balance, September 30, 2018	70,038,411	$700	600,000	$19,227	—	$—	10,150	$11,117	$345,053	$3,707	$(375,878)	$(955)	$2,971

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS
Alimera Sciences, Inc., together with its wholly owned subsidiaries (the Company), is a pharmaceutical company that specializes in the commercialization and development of ophthalmic pharmaceuticals. The Company was formed on June 4, 2003, under the laws of the State of Delaware.
The Company is presently focused on diseases affecting the back of the eye, or retina, because these diseases are not well treated with current therapies and affect millions of people in our aging populations. Currently, the Company’s only product is ILUVIEN®, which has received marketing authorization in the U.S., Australia, Austria, Belgium, Canada, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Kuwait, Lebanon, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, the United Arab Emirates and the United Kingdom. In the U.S., Australia, Canada, Kuwait, Lebanon and the United Arab Emirates, ILUVIEN is indicated for the treatment of diabetic macular edema (DME) in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure (IOP). In the European Economic Area (EEA) countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with DME considered insufficiently responsive to available therapies.
In addition, as explained in the following paragraph, ILUVIEN is now indicated for prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment of the eye (NIPU) in the EEA countries where the Company has satisfied the country’s labeling requirements. Uveitis is an inflammatory disease of the uveal tract, which is comprised of the iris, ciliary body and choroid, that can lead to severe vision loss and blindness. As of the date of this filing, the Company has satisfied the labeling requirements in Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Ireland, Luxembourg, Norway, Poland, Portugal, Spain and Sweden and the United Kingdom and expects to comply with the local labeling requirements of the remaining two EEA countries, but timelines for satisfying individual country requirements vary.
In July 2017, the Company amended its license with EyePoint Pharmaceuticals US, Inc. (EyePoint) formerly known as pSivida US, Inc. for the technology underlying ILUVIEN to include the treatment of uveitis, including NIPU in Europe, the Middle East and Africa (See Note 10). In December 2017, the Company filed an application for a new indication for ILUVIEN for NIPU in the 17 EEA countries where ILUVIEN is currently approved for the treatment of DME. In March 2019, the Company received the Final Variation Assessment Report (FVAR) for ILUVIEN from the Medicines and Healthcare products Regulatory Agency of the United Kingdom (MHRA) based on the Company’s submission to the MHRA through the Mutual Recognition Procedure. Under that procedure, the United Kingdom has acted as the Reference Member State and prepared an assessment report to share with the 16 other countries in the EEA in which the Company applied for the NIPU indication. The FVAR states that ILUVIEN is approved for the additional indication for prevention of relapse in NIPU. In June 2019, the United Kingdom’s National Institute for Health and Care Excellence (NICE) recommended funding for ILUVIEN for NIPU. In the United Kingdom, a NICE recommendation for funding signifies that the country’s National Health Service (NHS) will pay for ILUVIEN prescriptions for the treatment of NIPU as part of its offering. In September 2019, the Company established national pricing in Germany for use of ILUVIEN for the treatment of NIPU with the Federal Institute for Drugs and Medical Devices (Bundesinstitut für Arzneimittel und Medizinprodukte), the medical regulatory authority in Germany. Timing for receiving reimbursement for ILUVIEN for NIPU, if received at all, in the other EEA countries in which the Company has applied for the additional indication can vary. The reimbursement process in each EEA country usually starts after the Company has satisfied the labeling requirements of that country.
The Company has completed enrollment for a five-year, post-authorization, open label registry study in patients treated with ILUVIEN. In total, 562 patients enrolled in this study, and the Company anticipates the follow up period to be completed in early 2020.
The Company markets ILUVIEN directly in the U.S., Germany, the United Kingdom, Portugal, Austria and Ireland. The Company has entered into various agreements under which distributors provide regulatory, reimbursement and sales and marketing support for commercialization or future commercialization of ILUVIEN in Belgium, France, Italy, Luxembourg, the Netherlands, Spain, Australia, New Zealand, Canada and several countries in the Middle East. In 2016, the Company’s Middle East distributor launched ILUVIEN and initiated named-patient sales in the United Arab Emirates. The Company’s Italian distributor launched ILUVIEN in Italy in 2017. The Company’s Spanish distributor began selling on a named-patient basis in 2017 and is currently pursuing reimbursement at the national level. The Company’s French distributor received pricing and reimbursement approval in March 2019 for ILUVIEN for DME and began selling in April 2019. The first application for reimbursement in Canada was not approved by the Canadian Agency for Drugs & Technologies in Health. However, the Company’s Canadian distributor is considering resubmission using real world data and opinions from experts in DME that were not included in the initial application. As of September 30, 2019, the Company has recognized sales of ILUVIEN to the Company’s international distributors in the Middle East, France, Italy and Spain.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. BASIS OF PRESENTATION
The Company has prepared the accompanying unaudited interim condensed consolidated financial statements and notes thereto (Interim Financial Statements) in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, these Interim Financial Statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying Interim Financial Statements reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s interim financial information.
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
Research and Development Expenses
Research and development expenses were $113,000 and $397,000 for the three months ended September 30, 2019 and 2018, respectively. Research and development expenses were $421,000 and $811,000 for the nine months ended September 30, 2019 and 2018, respectively.
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
As of September 30, 2019, the Company had received a total of $1,000,000 of milestone payments in connection with the Company’s Canadian distributor that it has not recognized as revenue based on the Company’s analysis in connection with ASU 2014-09, Revenue from Contracts with Customers (ASC 606). These deferred revenues are included as a component of other non-current liabilities on the Company’s balance sheets.
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
The estimation process for product returns involves, in each case, several interrelating assumptions, which vary for each Customer. The Company estimates the amount of its product sales that may be returned by its Customers and records this

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimate as a reduction of revenue from product sales in the period the related revenue is recognized, and because this returned product cannot be resold, there is no corresponding asset for product returns. To date, product returns have been minimal.
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
Supplemental balance sheet information as of September 30, 2019 for the Company’s operating leases is as follows:

(in thousands)
NON-CURRENT ASSETS:
Right of use assets, net	$1,162
Total lease assets	$1,162

CURRENT LIABILITIES:
Accrued expenses (Note 9)	$449
NON-CURRENT LIABILITIES:
Other non-current liabilities	889
Total lease liabilities	$1,338
The Company’s operating lease cost for the three and nine months ended September 30, 2019 was $117,000 and $359,000, respectively, and is included in general and administrative expenses in its condensed consolidated statement of operations.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2019, a schedule of maturity of lease liabilities under all of the Company’s operating leases is as follows:

Years Ending December 31	(In thousands)
2019 (remaining)	$140
2020	562
2021	449
2022	151
2023	151
Thereafter	151
Total	1,604
Less amount representing interest	(266)
Present value of minimum lease payments	1,338
Less current portion	(449)
Non-current portion	$889
Cash paid for operating leases was $369,000 during the nine months ended September 30, 2019. Right of use assets of $676,000 were obtained in exchange for operating leases for the nine months ended September 30, 2019.
As of September 30, 2019, the weighted average remaining lease terms of the Company’s operating leases was 3.8 years. The weighted average discount rate used to determine the lease liabilities was 10.2%. When available, the Company uses the rate implicit in the lease or sublease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate is defined as the rate of interest that the Company would have to pay to borrow, on a collateralized basis and over a similar term, an amount equal to the lease payments in a similar economic environment. In using the Company’s incremental borrowing rate, management has elected to utilize a portfolio approach and apply the rates to a portfolio of leases with similar underlying assets and terms. Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.
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
Supplemental balance sheet information as of September 30, 2019 and December 31, 2018 for the Company’s finance leases is as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
NON-CURRENT ASSETS:
Property and equipment, net	$462	$615
Total lease assets	$462	$615

CURRENT LIABILITIES:
Finance lease obligations	$258	$236
NON-CURRENT LIABILITIES:
Finance lease obligations — less current portion	132	305
Total lease liabilities	$390	$541

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense associated with property and equipment under finance leases was approximately $83,000 and $59,000 for the three months ended September 30, 2019 and 2018, respectively. Depreciation expense associated with property and equipment under finance leases was approximately $236,000 and $161,000 for the nine months ended September 30, 2019 and 2018, respectively. Interest expense associated with finance leases was $9,000 and $10,000 for the three months ended September 30, 2019 and 2018, respectively. Interest expense associated with finance leases was $26,000 and $25,000 for the nine months ended September 30, 2019 and 2018, respectively.
As of September 30, 2019, a schedule of maturity of lease liabilities under finance leases, together with the present value of minimum lease payments, is as follows:

Years Ending December 31	(In thousands)
2019 (remaining)	$72
2020	262
2021	78
2022	2
Total	414
Less amount representing interest	(24)
Present value of minimum lease payments	390
Less current portion	(258)
Non-current portion	$132
Cash paid for finance leases was $283,000 during the nine months ended September 30, 2019. The Company acquired $124,000 of property and equipment in exchange for finance leases during the nine months ended September 30, 2019.
As of September 30, 2019, the weighted average remaining lease terms of the Company’s financing leases was 1.4 years. The weighted average discount rate used to determine the financing lease liabilities was 7.4%. When available, the Company uses the rate implicit in the lease or sublease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate is defined as the rate of interest that the Company would have to pay to borrow, on a collateralized basis and over a similar term, an amount equal to the lease payments in a similar economic environment. In using the Company’s incremental borrowing rate, management has elected to utilize a portfolio approach and applies the rates to a portfolio of leases with similar underlying assets and terms.

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
To date, the Company has incurred recurring losses and negative cash flow from operations and has accumulated a deficit of $388,068,000 from inception through September 30, 2019. As of September 30, 2019, the Company had approximately $7,903,000 in cash and cash equivalents. The Company’s ability to achieve profitability and positive cash flow depends upon its ability to increase revenue and contain its expenses.
Further, the Company must maintain compliance with the debt covenants of its $40,000,000 Loan and Security Agreement dated January 5, 2018 with Solar Capital Ltd. as Collateral Agent, and the parties signing such agreement from time to time as Lenders, including Solar Capital in its capacity as a Lender (see Note 11). In management’s opinion, the uncertainty regarding future revenues raises substantial doubt about the Company’s ability to continue as a going concern, and the Company is likely to need additional debt and/or equity financing over the course of the next twelve months.
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

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. INVENTORY

Inventory consisted of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Component parts (1)	$482	$129
Work-in-process (2)	510	924
Finished goods	650	1,352
Total Inventory	$1,642	$2,405

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
The gross carrying amount of the intangible asset is $25,000,000, which is being amortized over approximately 13 years from the acquisition date. The amortization expense related to the intangible asset was approximately $489,000 for both the three months ended September 30, 2019 and 2018, respectively. The amortization expense related to the intangible asset was approximately $1,451,000 for both the nine months ended September 30, 2019 and 2018, respectively. The net book value of the intangible asset was $15,272,000 and $16,723,000 as of September 30, 2019 and December 31, 2018, respectively.
The estimated future amortization expense as of September 30, 2019 for the remaining periods in the next five years and thereafter is as follows:

Years Ending December 31	(In thousands)
2019 (remaining)	$489
2020	1,946
2021	1,940
2022	1,940
2023	1,940
Thereafter	7,017
Total	$15,272
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
In the third quarter of 2019, as a result of a decrease in the Company’s market capitalization, the Company performed an asset impairment analysis by comparing future undiscounted cash flows of the identified asset group to the carrying value of that asset group. The Company concluded no impairment was necessary for the three and nine months ended September 30, 2019.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Accrued clinical investigator expenses	$886	$781
Accrued compensation expenses	1,829	1,427
Accrued rebate, chargeback and other revenue reserves	583	346
Accrued lease liabilities (Note 5)	449	—
Other accrued expenses	169	1,089
Total accrued expenses	$3,916	$3,643
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
The New Collaboration Agreement converted the Company’s previous profit share obligation to a royalty payable on global net revenues of ILUVIEN. The Company began paying a 2% royalty on net revenues and other related consideration to EyePoint on July 1, 2017. This royalty amount increased to 6% effective December 12, 2018. Pursuant to the New Collaboration Agreement, the Company is required to pay an additional 2% royalty on global net revenues and other related consideration in excess of $75,000,000 in any year. During the three and nine months ended September 30, 2019, the Company recognized approximately $514,000 and $1,464,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization. As of September 30, 2019, approximately $497,000 of this royalty expense was included in the Company’s accounts payable. During the three and nine months ended September 30, 2018, the Company recognized approximately $221,000 and $632,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with a previous agreement with EyePoint, the Company was entitled to recover commercialization costs that were incurred prior to profitability of ILUVIEN and offset a portion of future payments owed to EyePoint in connection with sales of ILUVIEN with those accumulated commercialization costs. (The Company’s future rights to recover these amounts from EyePoint are referred to as the Future Offset.) Following the signing of the New Collaboration Agreement, the Company retained a right to recover up to $15,000,000 of the Future Offset. Due to the uncertainty of future net profits, the Company has fully reserved the Future Offset in the accompanying Interim Financial Statements. In March 2019, pursuant to the New Collaboration Agreement, the Company forgave $5,000,000 of the Future Offset in connection with the approval of ILUVIEN for NIPU in the United Kingdom. As of September 30, 2019, the balance of the Future Offset was approximately $9,346,000. The Company will be able to recover the balance of the Future Offset as a reduction of future royalties that would otherwise be owed to EyePoint as follows:

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
Under the Hercules Loan Agreement, when the Company prepaid the Hercules Loan Agreement on January 5, 2018, (a) the Company paid a prepayment penalty of 2.0% of the principal amount prepaid, or $709,000, which is included in loss on early extinguishment of debt for the nine months ended September 30, 2018; and (b) Alimera UK paid an end of term payment of $1,400,000.
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
Interest on the 2018 Loan Agreement is payable at one-month LIBOR plus 7.65% per annum. The 2018 Loan Agreement provides for interest only payments for the first 30 months ending on July 1, 2020, followed by 24 months of payments of principal and interest. If the Company meets certain revenue thresholds and no event of default shall have occurred and is continuing, the Company can extend the interest only period an additional six months to end on January 1, 2021, followed by 18 months of payments of principal and interest. As of September 30, 2019, the interest rate on the 2018 Loan Agreement was approximately 10.1%.
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
Fair Value of Debt
The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing. Therefore, the carrying amount of the notes approximated their fair value at September 30, 2019 and December 31, 2018.

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
The Company had net income available to stockholders for the three and nine months ended September 30, 2018 primarily due to the gain on extinguishment of preferred stock (Note 13).
Basic and diluted earnings per share attributable to common and participating shares of common stock for the period were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)
Net (loss) income available to stockholders	$(3,140)	$34,880	$(10,941)	$23,196
Allocation of undistributed (losses) earnings:
(Losses) earnings attributable to common stock	$(3,140)	$27,769	$(10,941)	$18,534
Earnings attributable to participating securities	$—	$7,111	$—	$4,662

Basic shares:
Weighted average common shares	71,002,307	70,038,411	70,912,124	69,981,744
Weighted average participating shares	—	17,934,164	—	17,604,533
Total basic weighted average shares	71,002,307	87,972,575	70,912,124	87,586,277

Diluted shares:
Weighted average common shares	71,002,307	70,038,411	70,912,124	69,981,744
Dilutive weighted average shares	—	510,929	—	522,003
Total dilutive weighted common shares	71,002,307	70,549,340	70,912,124	70,503,747
Weighted average participating shares	—	17,934,164	—	17,604,533
Total dilutive weighted average shares	71,002,307	88,483,504	70,912,124	88,108,280

Basic EPS	$(0.04)	$0.40	$(0.15)	$0.26
Diluted EPS	$(0.04)	$0.39	$(0.15)	$0.26

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either classified as participating and do not share in losses or would have been anti-dilutive, were as follows:

	Three and Nine Months Ended September 30,
	2019	2018
Series A convertible preferred stock	9,022,556	—
Series C convertible preferred stock	10,150,000	—
Common stock warrants	1,795,663	1,795,663
Stock options	13,201,631	12,253,983
Restricted stock units	551,400	—
Total	34,721,250	14,049,646

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
In 2014, the Company issued 6,015,037 shares of common stock pursuant to the conversion of 400,000 shares of Series A Preferred Stock. As of September 30, 2019, there were 600,000 shares of Series A Preferred Stock issued and outstanding.
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

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. STOCK INCENTIVE PLANS
Stock Option Plans
During the three months ended September 30, 2019 and 2018, the Company recorded compensation expense related to stock options of approximately $408,000 and $829,000, respectively. During the nine months ended September 30, 2019 and 2018, the Company recorded compensation expense related to stock options of approximately $1,470,000 and $2,583,000, respectively. As of September 30, 2019, the total unrecognized compensation cost related to non-vested stock options granted was $2,321,000 and is expected to be recognized over a weighted average period of 2.33 years. The following table presents a summary of stock option activity for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	13,682,709	$2.40	12,507,150	$2.70
Grants	81,150	0.84	30,000	1.05
Forfeitures	(562,228)	3.17	(283,167)	2.29
Exercises	—	—	—	—
Options outstanding at period end	13,201,631	2.36	12,253,983	2.71
Options exercisable at period end	9,731,119	2.82	8,955,385	3.14
Weighted average per share fair value of options granted during the period	$0.50		$0.67

The following table presents a summary of stock option activity for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
	2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	12,447,355	$2.63	11,595,510	$2.90
Grants	1,903,900	0.90	1,583,625	1.10
Forfeitures	(1,149,624)	2.83	(923,589)	2.37
Exercises	—	—	(1,563)	1.06
Options outstanding at period end	13,201,631	2.36	12,253,983	2.71
Options exercisable at period end	9,731,119	2.82	8,955,385	3.14
Weighted average per share fair value of options granted during the period	$0.56		$0.73

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides additional information related to outstanding stock options, exercisable stock options and stock options that were expected to vest as of September 30, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	13,201,631	$2.36	6.07 years	$—
Exercisable	9,731,119	2.82	5.12 years	—
Outstanding, vested and expected to vest	12,795,052	2.40	5.97 years	—
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
As of September 30, 2019, the Company was authorized to grant stock options and restricted stock units (RSUs) to acquire up to an additional 7,070,539 shares under the 2019 Omnibus Incentive Plan.
Employee Stock Purchase Plan
During the three months ended September 30, 2019 and 2018, the Company recorded compensation expense related to its employee stock purchase plan of approximately $6,000 and $7,000, respectively. During the nine months ended September 30, 2019 and 2018, the Company recorded compensation expense related to its employee stock purchase plan of approximately $17,000 and $24,000, respectively.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units
A summary of RSU transactions under the plans are as follows:

	Three Months Ended September 30,
	2019		2018
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at beginning of period	551,400	$0.88	1,014,730	$1.15
Grants	—	—	9,810	1.03
Vested units	—	—	—	—
Forfeitures	—	—	(102,790)	1.16
Restricted stock units outstanding at period end	551,400	0.88	921,750	1.15

	Nine months ended September 30,
	2019		2018
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at beginning of period	900,252	$1.15	839,285	$1.21
Grants	551,400	0.88	1,090,640	1.15
Vested units	(889,752)	1.15	(839,285)	1.21
Forfeitures	(10,500)	1.16	(168,890)	1.16
Restricted stock units outstanding at period end	551,400	0.88	921,750	1.15
As of September 30, 2019, there was approximately $223,000 of total unrecognized compensation cost related to outstanding RSUs that will be recognized through the first quarter of 2020. Employee stock-based compensation expense related to RSUs recognized in accordance with ASC 718, Compensation - Stock Compensation (ASC 718) was $90,000 and $196,000 for the three months ended September 30, 2019 and 2018, respectively. Employee stock-based compensation expense related to RSUs recognized in accordance with ASC 718 was $416,000 and $783,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items. The Company’s effective tax rate for the three and nine months ended September 30, 2019 properly excluded tax benefits associated with year-to-date pre-tax losses generated in the U.S. and the Netherlands. Income tax positions are considered for uncertainty in accordance with ASC 740-10. The Company has recorded an immaterial amount of unrecognized tax benefits. In accordance with ASC 740-10, such attributes are reduced to the amount that is expected to be recognized in the future. The Company has not accrued interest or penalties as no research and development credits have been utilized due to significant net operating losses (NOLs) available. The Company does not expect any decreases to the unrecognized tax benefits within the next twelve months due to any lapses in statute of limitations. Tax years remain subject to examination at the U.S. federal level between 2010 and 2018, and subject to examinations at various state levels between 2005 and 2018. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which the NOLs are utilized. Tax years since 2012 remain subject to examination in the United Kingdom and the Netherlands. Tax years since 2013 remain subject to examination in Germany.
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
At December 31, 2018, the Company had federal NOL carry-forwards of approximately $122,455,000 and state NOL carry-forwards of approximately $153,333,000 available to reduce future taxable income. The Company’s federal NOL carry-forwards remain fully reserved as of September 30, 2019. If not utilized, the federal NOL carry-forwards will expire at various dates between 2029 and 2037 and the state NOL carry-forwards will expire at various dates between 2020 and 2037.
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

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. SEGMENT INFORMATION
During the three months ended September 30, 2019 and 2018, two customers within the U.S. segment that are large pharmaceutical distributors accounted for 68% and 74%, respectively, of the Company’s consolidated revenues. During the nine months ended September 30, 2019 and 2018, these same two customers accounted for 62% and 76%, respectively, of the Company’s consolidated revenues. These same two customers within the U.S. segment accounted for approximately 72% and 73% of the Company’s consolidated accounts receivable at September 30, 2019 and at December 31, 2018, respectively.
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
The following table presents a summary of the Company’s reporting segments for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	U.S.	International	Other	Consolidated	U.S.	International	Other	Consolidated
	(In thousands)
NET REVENUE	$8,692	$4,158	$—	$12,850	$8,492	$2,645	$—	$11,137
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,001)	(578)	—	(1,579)	(715)	(250)	—	(965)
GROSS PROFIT	7,691	3,580	—	11,271	7,777	2,395	—	10,172

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,573	1,100	88	2,761	1,684	904	211	2,799
GENERAL AND ADMINISTRATIVE EXPENSES	2,032	768	321	3,121	2,050	786	610	3,446
SALES AND MARKETING EXPENSES	4,502	1,840	95	6,437	3,913	1,356	211	5,480
DEPRECIATION AND AMORTIZATION	—	—	668	668	—	—	642	642
OPERATING EXPENSES	8,107	3,708	1,172	12,987	7,647	3,046	1,674	12,367
SEGMENT (LOSS) INCOME FROM OPERATIONS	(416)	(128)	(1,172)	(1,716)	130	(651)	(1,674)	(2,195)
OTHER INCOME AND EXPENSES, NET	—	—	(1,347)	(1,347)	—	—	(1,227)	(1,227)
NET LOSS BEFORE TAXES				$(3,063)				$(3,422)

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of the Company’s reporting segments for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	U.S.	International	Other	Consolidated	U.S.	International	Other	Consolidated
	(In thousands)
NET REVENUE	$22,778	$13,817	$—	$36,595	$23,096	$8,388	$—	$31,484
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(2,494)	(1,859)	—	(4,353)	(2,084)	(898)	—	(2,982)
GROSS PROFIT	20,284	11,958	—	32,242	21,012	7,490	—	28,502

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	4,629	3,361	332	8,322	4,926	2,808	664	8,398
GENERAL AND ADMINISTRATIVE EXPENSES	6,116	2,876	1,197	10,189	6,209	2,416	1,905	10,530
SALES AND MARKETING EXPENSES	12,760	5,324	374	18,458	12,427	4,127	821	17,375
DEPRECIATION AND AMORTIZATION	—	—	1,974	1,974	—	—	1,941	1,941
OPERATING EXPENSES	23,505	11,561	3,877	38,943	23,562	9,351	5,331	38,244
SEGMENT (LOSS) INCOME FROM OPERATIONS	(3,221)	397	(3,877)	(6,701)	(2,550)	(1,861)	(5,331)	(9,742)
OTHER INCOME AND EXPENSES, NET	—	—	(3,831)	(3,831)	—	—	(5,288)	(5,288)
NET LOSS BEFORE TAXES				$(10,532)				$(15,030)

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. SUBSEQUENT EVENTS
On October 24, 2019, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). The Purchase Agreement provides that, upon its terms and subject to its conditions and limitations, the Company may direct Lincoln Park to purchase up to $20,000,000 of shares of its common stock, from time to time over the 36-month term of the Purchase Agreement. On October 28, 2019, Lincoln Park made its initial purchase of 2,000,000 shares at a price of $0.50 per share, for an aggregate price of $1,000,000.
On November 4, 2019, the Company held a special meeting of stockholders at which the stockholders authorized the Company’s board of directors (Board), in its sole and absolute discretion, and without further action of the stockholders, to file an amendment to the Company’s restated certificate of incorporation, to effect a reverse stock split of the Company’s issued and outstanding Common Stock at a ratio to be determined by the Board, ranging from one-for-five to one-for-30 to be effected at such time and date, if at all, as determined by the Board in its sole discretion, but no later than May 4, 2020.

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
Our only product is ILUVIEN®, which has received marketing authorization in the U.S., Australia, Austria, Belgium, Canada, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, Kuwait, Lebanon, Luxembourg, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, the United Arab Emirates and the United Kingdom. In the U.S., Australia, Canada, Kuwait, Lebanon and the United Arab Emirates, ILUVIEN is indicated for the treatment of diabetic macular edema (DME) in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure (IOP). In the European Economic Area (EEA) countries in which ILUVIEN has received marketing authorization, it is indicated for the treatment of vision impairment associated with DME considered insufficiently responsive to available therapies.
In addition, as explained in the following paragraph, ILUVIEN is now indicated for prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment of the eye (NIPU) in the EEA countries where we have satisfied the country’s labeling requirements. Uveitis is an inflammatory disease of the uveal tract, which is comprised of the iris, ciliary body and choroid, that can lead to severe vision loss and blindness. As of the date of this filing, we have satisfied the labeling requirements in Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Ireland, Luxembourg, Norway, Poland, Portugal, Spain and Sweden and the United Kingdom and expect to comply with the local labeling requirements of the remaining two EEA countries, but timelines for satisfying individual country requirements vary.
In July 2017, we amended and restated our license agreement with EyePoint Pharmaceuticals US, Inc. (EyePoint), formerly known as pSivida US, Inc., which was made effective July 1, 2017 (the New Collaboration Agreement). Under the New Collaboration Agreement, we have rights to the technology underlying ILUVIEN for the treatment of uveitis, including NIPU, in Europe, the Middle East and Africa. In December 2017, we filed an application for a new indication for ILUVIEN for the treatment of NIPU in the 17 EEA countries where ILUVIEN is currently approved for the treatment of DME. In March 2019, we received the Final Variation Assessment Report (FVAR) for ILUVIEN from the Medicines and Healthcare products Regulatory Agency of the United Kingdom (MHRA) based on our submission to the MHRA through the Mutual Recognition Procedure. Under that procedure, the United Kingdom has acted as the Reference Member State and prepared an assessment report to share with the 16 other countries in the EEA in which we applied for the NIPU indication. The FVAR states that ILUVIEN is approved for the additional indication for prevention of relapse in NIPU. In June 2019, the United Kingdom’s National Institute for Health and Care Excellence (NICE) recommended funding for ILUVIEN for NIPU. In the United Kingdom, a NICE recommendation for funding signifies that the country’s National Health Service (NHS) will pay for ILUVIEN prescriptions for the treatment of NIPU as part of its offering. In September 2019, we established national pricing in Germany for use of ILUVIEN for the treatment of NIPU with the Federal Institute for Drugs and Medical Devices (Bundesinstitut für Arzneimittel und Medizinprodukte), the medical regulatory authority in Germany. Timing for receiving reimbursement for ILUVIEN for NIPU, if received at all, in the other EEA countries in which we have applied for the additional indication can vary. The reimbursement process in each EEA country usually starts after we have satisfied the labeling requirements of that country.
The New Collaboration Agreement converted our previous profit share obligation to a royalty payable on global net revenues of ILUVIEN. We began paying a 2% royalty on net revenues and other related consideration to EyePoint effective July 1, 2017. The royalty amount increased to 6% as of December 12, 2018. We will pay an additional 2% royalty on global net revenues and other related consideration in excess of $75.0 million in any year. During the three and nine months ended September 30, 2019, we recognized approximately $514,000 and $1,464,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization. As of September 30, 2019, approximately $497,000 of this royalty expense was included in our accounts payable. During the three and nine months ended September 30, 2018, we recognized approximately $221,000 and $632,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization.
Following the signing of the New Collaboration Agreement, we retained a right to offset $15.0 million of future royalty payments. In March 2019, pursuant to the New Collaboration Agreement, we forgave $5,000,000 of the Future Offset in connection with the approval of ILUVIEN for NIPU in the United Kingdom. As of September 30, 2019, the balance of the Future Offset was approximately $9,346,000. (See Note 10 of our notes to the accompanying unaudited interim condensed consolidated financial statements and notes thereto (Interim Financial Statements).)
We market ILUVIEN directly in the U.S., Germany, the United Kingdom, Portugal, Austria and Ireland. In addition, we have entered into various agreements under which distributors are providing or will provide regulatory, reimbursement and sales and marketing support for ILUVIEN in Belgium, France, Italy, Luxembourg, the Netherlands, Spain, Australia, New Zealand, Canada and several countries in the Middle East. In 2016, our Middle East distributor launched ILUVIEN and initiated named-patient sales in the United Arab Emirates. Our Italian distributor launched ILUVIEN in Italy in 2017. Our Spanish distributor began selling on a named-patient basis in 2017 and upon receiving reimbursement, plans a full-scale launch in 2019. Our French distributor received pricing and reimbursement approval in March 2019 for ILUVIEN for DME and began selling in April 2019. The first application for reimbursement in Canada was not approved by the Canadian Agency for Drugs & Technologies in Health. However, our Canadian distributor is considering resubmission using real world data and opinions from experts in DME that were not included in the initial application. As of September 30, 2019, we have recognized sales of ILUVIEN to the Company’s international distributors in the Middle East, France, Italy and Spain.
We commenced operations in June 2003. Since our inception we have incurred significant losses. As of September 30, 2019, we had accumulated a deficit of $388.1 million. We expect to incur additional expenses as we:

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
As of September 30, 2019, we had approximately $7.9 million in cash and cash equivalents.
Our revenues for the three and nine months ended September 30, 2019 and 2018 were generated from product sales primarily in the U.S., Germany and the United Kingdom. In the U.S., two large pharmaceutical distributors accounted for 68% and 74% of our consolidated revenues for the three months ended September 30, 2019 and 2018, respectively, and 62% and 76% of our consolidated revenues for the nine months ended September 30, 2019 and 2018, respectively. These U.S.-based distributors purchase ILUVIEN from us, maintain inventories of ILUVIEN and sell downstream to physician offices, pharmacies and hospitals. Internationally, in countries where we sell direct, our customers are hospitals, clinics and pharmacies. We sometimes refer to physician offices, pharmacies, hospitals and clinics as end users. In international countries where we sell to distributors, these distributors maintain inventory levels of ILUVIEN and sell to their customers.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)
NET REVENUE	$12,850	$11,137	$36,595	$31,484
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,579)	(965)	(4,353)	(2,982)
GROSS PROFIT	11,271	10,172	32,242	28,502

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,761	2,799	8,322	8,398
GENERAL AND ADMINISTRATIVE EXPENSES	3,121	3,446	10,189	10,530
SALES AND MARKETING EXPENSES	6,437	5,480	18,458	17,375
DEPRECIATION AND AMORTIZATION	668	642	1,974	1,941
OPERATING EXPENSES	12,987	12,367	38,943	38,244
NET LOSS FROM OPERATIONS	(1,716)	(2,195)	(6,701)	(9,742)

INTEREST EXPENSE AND OTHER	(1,232)	(1,211)	(3,696)	(3,540)
UNREALIZED FOREIGN CURRENCY (LOSS) GAIN, NET	(115)	(16)	(135)	18
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	—	(1,766)
NET LOSS BEFORE TAXES	(3,063)	(3,422)	(10,532)	(15,030)
PROVISION FOR TAXES	(77)	(28)	(409)	(104)
NET LOSS	(3,140)	(3,450)	(10,941)	(15,134)
GAIN ON EXTINGUISHMENT OF PREFERRED STOCK	—	38,330	—	38,330
NET (LOSS) INCOME AVAILABLE TO STOCKHOLDERS	$(3,140)	$34,880	$(10,941)	$23,196
NET (LOSS) INCOME PER COMMON SHARE — Basic	$(0.04)	$0.40	$(0.15)	$0.26
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic	71,002,307	70,038,411	70,912,124	69,981,744
NET (LOSS) INCOME PER COMMON SHARE — Diluted	$(0.04)	$0.39	$(0.15)	$0.26
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Diluted	71,002,307	70,549,340	70,912,124	70,503,747
Net Revenue
We began generating revenue from ILUVIEN in 2013. Revenue from our U.S. distributors and revenue from our partners in the markets in our international segment where we do not sell direct fluctuates depending on the timing of the shipment of ILUVIEN to the distributors and the distributors’ sales of ILUVIEN to their customers.
Net revenue increased by approximately $1.8 million, or 16%, to approximately $12.9 million for the three months ended September 30, 2019, compared to approximately $11.1 million for the three months ended September 30, 2018. The increase was primarily attributable to revenue increases in our international segment, including increases of approximately $900,000 in the international markets where we sell to distributors and $600,000 in the international markets where we sell direct. The increase was also attributable to a revenue increase of approximately $200,000 in the U.S.
Net revenue increased by approximately $5.1 million, or 16%, to approximately $36.6 million for the nine months ended September 30, 2019, compared to approximately $31.5 million for the nine months ended September 30, 2018. The increase was primarily attributable to revenue increases in our international segment, including increases of approximately $3.2 million in the international markets where we sell to distributors and $2.2 million in the international markets where we sell direct, partially offset by a $300,000 revenue decrease in our U.S. segment.

Cost of Goods Sold, Excluding Depreciation and Amortization, and Gross Profit
Gross profit is affected by costs of goods sold, which includes costs of manufactured goods sold and royalty payments to EyePoint under the New Collaboration Agreement. Additionally, cost of goods sold from our international distributors fluctuates depending on the timing of the shipment of ILUVIEN to the distributor.
Cost of goods sold, excluding depreciation and amortization, increased by approximately $630,000, or 65%, to approximately $1.6 million for the three months ended September 30, 2019, compared to approximately $970,000 for the three months ended September 30, 2018. The increase was primarily attributable to an increase in royalty expense payable on our global net revenue as a result of the increased royalty percentage payable to EyePoint.
Cost of goods sold, excluding depreciation and amortization, increased by approximately $1.4 million, or 47%, to approximately $4.4 million for the nine months ended September 30, 2019, compared to approximately $3.0 million for the nine months ended September 30, 2018. The increase was primarily attributable to an increase in royalty expense payable on our global net revenue as a result of the increased royalty percentage payable to EyePoint.
Gross profit increased by approximately $1.1 million, or 11%, to approximately $11.3 million for the three months ended September 30, 2019, compared to approximately $10.2 million for the three months ended September 30, 2018. Gross margin was 88% and 91% for the three months ended September 30, 2019 and 2018, respectively.
Gross profit increased by approximately $3.7 million, or 13%, to approximately $32.2 million for the nine months ended September 30, 2019, compared to approximately $28.5 million for the nine months ended September 30, 2018. Gross margin was 88% and 91% for the nine months ended September 30, 2019 and 2018, respectively.
Research, Development and Medical Affairs Expenses
Currently, our research, development and medical affairs expenses are primarily focused on activities that support ILUVIEN and include salaries and related expenses for research and development and medical affairs personnel, including medical sales liaisons, as well as costs related to the provision of medical affairs support, including symposia development for physician education, and costs related to compliance with FDA, EEA or other regulatory requirements. We expense both internal and external development costs as they are incurred.
Research, development and medical affairs expenses were approximately $2.8 million for both the three months ended September 30, 2019 and 2018.
Research, development and medical affairs expenses decreased by approximately $100,000, or 1%, to approximately $8.3 million for the nine months ended September 30, 2019, compared to approximately $8.4 million for the nine months ended September 30, 2018.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including finance, accounting, legal, information technology and human resources. Other significant costs include facilities costs and professional fees for accounting and legal services. We expect to continue to incur significant costs to comply with the corporate governance, internal control and similar requirements applicable to public companies.
General and administrative expenses decreased by approximately $300,000, or 9%, to approximately $3.1 million for the three months ended September 30, 2019, compared to approximately $3.4 million for the three months ended September 30, 2018. The decrease was primarily attributable to decreases in personnel costs.
General and administrative expenses decreased by approximately $300,000, or 3%, to approximately $10.2 million for the nine months ended September 30, 2019, compared to approximately $10.5 million for the nine months ended September 30, 2018. The decrease was primarily attributable to decreases of approximately $1.1 million in personnel costs, partially offset by an increase of approximately $700,000 in professional fees and logistics costs, some of which are attributable to Brexit preparation related to increased setup and IT charges from our third-party logistics providers.
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

Sales and marketing expenses increased by approximately $900,000, or 16%, to approximately $6.4 million for the three months ended September 30, 2019, compared to approximately $5.5 million for the three months ended September 30, 2018. The increase was primarily attributable to increases of approximately $570,000 in personnel costs including costs associated with refilling previously vacant territories and approximately $350,000 in marketing costs, some of which were associated with the launch of our direct-to-patient advertising pilot program.
Sales and marketing expenses increased by approximately $1.1 million, or 6%, to approximately $18.5 million for the nine months ended September 30, 2019, compared to approximately $17.4 million for the nine months ended September 30, 2018. The increase was primarily attributable to increases of approximately $790,000 in marketing costs, some of which were associated with the launch of our direct-to-patient advertising pilot program, and approximately $250,000 in market access costs.
Operating Expenses
As a result of the increases and decreases in various expenses described above, total operating expenses increased by approximately $600,000, or 5%, to approximately $13.0 million for the three months ended September 30, 2019, compared to approximately $12.4 million for the three months ended September 30, 2018. The increase was primarily attributable to an approximately $900,000 increase in sales and marketing expenses, partially offset by a $300,000 decrease in general and administrative expenses.
Total operating expenses increased by approximately $700,000, or 2%, to approximately $38.9 million for the nine months ended September 30, 2019, compared to approximately $38.2 million for the nine months ended September 30, 2018. The increase was primarily attributable to an approximately $1.1 million increase in sales and marketing expenses, partially offset by decreases of $300,000 in general and administrative expenses and $100,000 in research and development expenses.
Interest Expense and Other
Interest expense and Other was approximately $1.2 million for the three months ended September 30, 2019 and 2018. Interest expense and other increased by approximately $200,000, or 6%, to approximately $3.7 million for the nine months ended September 30, 2019, compared to approximately $3.5 million for the nine months ended September 30, 2018. For these periods, interest expense consisted primarily of interest and amortization of deferred financing costs and debt discounts associated with our outstanding debt under the 2018 Loan Agreement with Solar Capital. As discussed in Note 11 of our notes to Interim Financial Statements, we entered into a new loan facility with Solar Capital on January 5, 2018 and refinanced the Hercules Loan Agreement with the proceeds.
Loss on early extinguishment of debt
We recorded a loss on early extinguishment of debt of approximately $1.8 million for the nine months ended September 30, 2018 as a result of refinancing the Hercules Loan Agreement by entering into the 2018 Loan Agreement with Solar Capital on January 5, 2018.

Basic and Diluted Net Income (Loss) Applicable to Common Stockholders per Share of Common Stock
We follow FASB Accounting Standards Codification, Earnings Per Share (ASC 260), which requires the reporting of both basic and diluted earnings per share. Because our preferred stockholders participate in dividends equally with common stockholders (if we were to declare and pay dividends), we use the two-class method to calculate EPS. However, our preferred stockholders are not contractually obligated to share in losses.
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
We had net income available to stockholders for the three and nine months ended September 30, 2018, primarily due to the gain on extinguishment of preferred stock (Note 13).
Basic and diluted earnings per share attributable to common and participating shares of common stock for the period were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)
Net (loss) income available to stockholders	$(3,140)	$34,880	$(10,941)	$23,196
Allocation of undistributed (losses) earnings:
(Losses) earnings attributable to common stock	$(3,140)	$27,769	$(10,941)	$18,534
Earnings attributable to participating securities	$—	$7,111	$—	$4,662

Basic shares:
Weighted average common shares	71,002,307	70,038,411	70,912,124	69,981,744
Weighted average participating shares	—	17,934,164	—	17,604,533
Total basic weighted average shares	71,002,307	87,972,575	70,912,124	87,586,277

Diluted shares:
Weighted average common shares	71,002,307	70,038,411	70,912,124	69,981,744
Dilutive weighted average shares	—	510,929	—	522,003
Total dilutive weighted common shares	71,002,307	70,549,340	70,912,124	70,503,747
Weighted average participating shares	—	17,934,164	—	17,604,533
Total dilutive weighted average shares	71,002,307	88,483,504	70,912,124	88,108,280

Basic EPS	$(0.04)	$0.40	$(0.15)	$0.26
Diluted EPS	$(0.04)	$0.39	$(0.15)	$0.26
Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either classified as participating and do not share in losses or would have been anti-dilutive, were approximately 34,721,250 for the three and nine months ended September 30, 2019 and 14,049,646 for the three and nine months ended September 30, 2018.

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
U.S. Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
NET REVENUE	$8,692	$8,492	$22,778	$23,096
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,001)	(715)	(2,494)	(2,084)
GROSS PROFIT	7,691	7,777	20,284	21,012

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,573	1,684	4,629	4,926
GENERAL AND ADMINISTRATIVE EXPENSES	2,032	2,050	6,116	6,209
SALES AND MARKETING EXPENSES	4,502	3,913	12,760	12,427
OPERATING EXPENSES	8,107	7,647	23,505	23,562
SEGMENT (LOSS) INCOME FROM OPERATIONS	$(416)	$130	$(3,221)	$(2,550)
U.S. Segment - three months ended September 30, 2019 compared to the three months ended September 30, 2018
Net revenue. Net revenue increased by approximately $200,000, or 2%, to approximately $8.7 million for the three months ended September 30, 2019, compared to approximately $8.5 million for the three months ended September 30, 2018.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $280,000, or 39%, to approximately $1.0 million for the three months ended September 30, 2019, compared to approximately $720,000 for the three months ended September 30, 2018. The increase was primarily attributable to royalty expense payable on U.S. net revenue as a result of the increased royalty percentage payable to EyePoint.
Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $100,000, or 6%, to approximately $1.6 million for the three months ended September 30, 2019, compared to approximately $1.7 million for the three months ended September 30, 2018.
General and administrative expenses. General and administrative expenses decreased by approximately $100,000, or 5%, to approximately $2.0 million for the three months ended September 30, 2019, compared to approximately $2.1 million for the three months ended September 30, 2018.
Sales and marketing expenses. Sales and marketing expenses increased by approximately $600,000, or 15%, to approximately $4.5 million for the three months ended September 30, 2019, compared to approximately $3.9 million for the three months ended September 30, 2018. The increase was primarily attributable to increases of approximately $290,000 in personnel costs including costs associated with refilling previously vacant territories and $180,000 in marketing costs, some of which were associated with the launch of our direct-to-patient advertising pilot program.

U.S. Segment - nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
Net revenue. Net revenue decreased by approximately $300,000, or 1%, to approximately $22.8 million for the nine months ended September 30, 2019, compared to approximately $23.1 million for the nine months ended September 30, 2018. However, end user demand, which represents units purchased by physicians and pharmacies from our distributors, increased 2% in the nine months ended September 30, 2019, increasing to 2,829 units compared to 2,783 units in the nine months ended September 30, 2018.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $400,000, or 19%, to approximately $2.5 million for the nine months ended September 30, 2019, compared to approximately $2.1 million for the nine months ended September 30, 2018. The increase was primarily attributable to royalty expense payable on U.S. net revenue as a result of the increased royalty percentage payable to EyePoint.
Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $300,000, or 6%, to approximately $4.6 million for the nine months ended September 30, 2019, compared to approximately $4.9 million for the nine months ended September 30, 2018. The decrease was primarily attributable to decreases of approximately $160,000 in safety & quality costs and $100,000 in personnel costs.
General and administrative expenses. General and administrative expenses decreased by approximately $100,000, or 2%, to approximately $6.1 million for the nine months ended September 30, 2019, compared to approximately $6.2 million for the nine months ended September 30, 2018.
Sales and marketing expenses. Sales and marketing expenses increased by approximately $400,000, or 3%, to approximately $12.8 million for the nine months ended September 30, 2019, compared to approximately $12.4 million for the nine months ended September 30, 2018. The increase was primarily attributable to an increase of approximately $350,000 in marketing costs, some of which were associated with the launch of our direct-to-patient advertising pilot program.
International Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
NET REVENUE	$4,158	$2,645	$13,817	$8,388
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(578)	(250)	(1,859)	(898)
GROSS PROFIT	3,580	2,395	11,958	7,490

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,100	904	3,361	2,808
GENERAL AND ADMINISTRATIVE EXPENSES	768	786	2,876	2,416
SALES AND MARKETING EXPENSES	1,840	1,356	5,324	4,127
OPERATING EXPENSES	3,708	3,046	11,561	9,351
SEGMENT (LOSS) INCOME FROM OPERATIONS	$(128)	$(651)	$397	$(1,861)
International Segment - three months ended September 30, 2019 compared to the three months ended September 30, 2018
Net revenue. Net revenue increased by approximately $1.6 million, or 62%, to approximately $4.2 million for the three months ended September 30, 2019, compared to approximately $2.6 million for the three months ended September 30, 2018. The increase was primarily attributable to increases of approximately $900,000 in the international markets where we sell to distributors and $600,000 in the international markets where we sell direct.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $330,000, or 132%, to approximately $580,000 for the three months ended September 30, 2019, compared to approximately $250,000 for the three months ended September 30, 2018. The increase was primarily attributable to royalty expense payable on our increased international net revenue as a result of the increased royalty percentage payable to EyePoint.

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $200,000, or 22%, to approximately $1.1 million for the three months ended September 30, 2019, compared to approximately $900,000 for the three months ended September 30, 2018. The increase was primarily related to an increase in costs associated with our ongoing clinical studies.
General and administrative expenses. General and administrative expenses decreased by approximately $20,000, or 3%, to approximately $770,000 for the three months ended September 30, 2019, compared to approximately $790,000 for the three months ended September 30, 2018.
Sales and marketing expenses. Sales and marketing expenses increased by approximately $400,000, or 29%, to approximately $1.8 million for the three months ended September 30, 2019, compared to approximately $1.4 million for the three months ended September 30, 2018. The increase was primarily attributable to an increase of approximately $390,000 in personnel costs.
International Segment - nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
Net revenue. Net revenue increased by approximately $5.4 million, or 64%, to approximately $13.8 million for the nine months ended September 30, 2019, compared to approximately $8.4 million for the nine months ended September 30, 2018. The increase was primarily attributable to sales increases of $3.2 million in markets where we sell to distributors and $2.2 million in the markets in Europe where we sell direct.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $1.0 million, or 111%, to approximately $1.9 million for the nine months ended September 30, 2019, compared to approximately $900,000 for the nine months ended September 30, 2018. The increase was primarily attributable to the cost of units sold associated with our increased international net revenue and royalty expense payable on our increased international net revenue as a result of the increased royalty percentage payable to EyePoint.
Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $600,000, or 21%, to approximately $3.4 million for the nine months ended September 30, 2019, compared to approximately $2.8 million for the nine months ended September 30, 2018. The increase was primarily related to increases of approximately $310,000 in personnel costs and $170,000 in costs associated with our ongoing clinical studies.
General and administrative expenses. General and administrative expenses increased by approximately $500,000, or 21%, to approximately $2.9 million for the nine months ended September 30, 2019, compared to approximately $2.4 million for the nine months ended September 30, 2018. The increase was primarily attributable to an increase in professional fees and logistics costs, some of which are attributable to Brexit preparation.
Sales and marketing expenses. Sales and marketing expenses increased by approximately $1.2 million, or 29%, to approximately $5.3 million for the nine months ended September 30, 2019, compared to approximately $4.1 million for the nine months ended September 30, 2018. The increase was primarily attributable to increases of approximately $670,000 in personnel costs and $430,000 in marketing costs.

Other Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	$88	$211	$332	$664
GENERAL AND ADMINISTRATIVE EXPENSES	321	610	1,197	1,905
SALES AND MARKETING EXPENSES	95	211	374	821
DEPRECIATION AND AMORTIZATION	668	642	1,974	1,941
OPERATING EXPENSES	1,172	1,674	3,877	5,331
SEGMENT LOSS FROM OPERATIONS	$(1,172)	$(1,674)	$(3,877)	$(5,331)
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
Within the respective financial statement line items included in the Other segment, stock-based compensation expense, collectively, decreased by approximately $500,000, or 50%, to $500,000 for the three months ended September 30, 2019, compared to approximately $1.0 million for the three months ended September 30, 2018. Stock-based compensation expense, collectively, decreased by approximately $1.5 million, or 44%, to $1.9 million for the nine months ended September 30, 2019, compared to approximately $3.4 million for the nine months ended September 30, 2018.

Depreciation and amortization increased by approximately $30,000, or 5%, to $670,000 for the three months ended September 30, 2019, compared to $640,000 for the three months ended September 30, 2018. Depreciation and amortization increased by approximately $100,000, or 5%, to $2.0 million for the nine months ended September 30, 2019 compared to $1.9 million for the nine months ended September 30, 2018.

Liquidity and Capital Resources
Since inception, we have incurred recurring losses, negative cash flow from operations and have accumulated a deficit of $388.1 million through September 30, 2019. We have funded our operations through the public and private placement of common stock, convertible preferred stock, warrants, the sale of certain assets of the non-prescription business in which we were previously engaged and certain debt facilities.
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
As of September 30, 2019, we had approximately $7.9 million in cash and cash equivalents. We will likely need to raise additional capital to fund the continued commercialization of ILUVIEN. If we are unable to raise additional financing, we will need to adjust our commercial plans so that we can continue to operate with our existing cash resources. The actual amount of funds that we will need will depend on many factors, some of which are beyond our control. We may need funds sooner than currently anticipated.
On October 24, 2019, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). The Purchase Agreement provides that, upon its terms and subject to its conditions and limitations, we may direct Lincoln Park to purchase up to $20.0 million of shares of our common stock (the “Purchase Shares”), from time to time over the 36-month term of the Purchase Agreement. Lincoln Park made an initial purchase of 2,000,000 shares at a price of $0.50 per share, for an aggregate price of $1,000,000. Our ability to raise additional capital via the Purchase Agreement will depend on, among other things, our ability to satisfy the conditions in the Purchase Agreement to direct Lincoln Park to make purchases of common stock and thereby generate net proceeds for us to use to strengthen our liquidity. For more information about this equity line arrangement, please see our Current Report on Form 8-K filed with the SEC on October 25, 2019 and the exhibits to it.
We cannot be sure that other additional financing will be available when needed or that, if available, the additional financing would be obtained on terms favorable to us or our stockholders. If we were to raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result and the terms of any new equity securities may have a preference over our common stock. (Under the Purchase Agreement, we may direct Lincoln Park to purchase only common stock.) If we were to attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining those agreements, or in receiving milestone or royalty payments under them. If we were to attempt to raise additional funds through debt financing, (a) the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to commercialize ILUVIEN or any future products or product candidates or operate our business; and (b) we would be required to obtain the permission or participation of Solar Capital, which we might not be able to obtain. Our capital raising efforts may be hindered by the fact that we are currently not in compliance with two different Nasdaq continuing listing requirements, which could ultimately lead to our delisting from Nasdaq if we are unable to regain compliance. See Part II, Item 1A, Risk Factors. Our recurring losses and any potential needs to raise capital create substantial doubt about our ability to continue as a going concern for the next 12 months following the issuance of the financial statements.
For the nine months ended September 30, 2019, cash used in our operations was approximately $4.6 million. The cash used in our operations was primarily due to our net loss of $10.9 million and an increase in prepaid expenses and other current assets of $450,000, offset by $2.0 million of non-cash depreciation and amortization, $1.9 million of non-cash stock-based compensation expense, a $660,000 decrease in accounts receivable, and a $410,000 net increase in accounts payable, accrued expenses and other current liabilities. Cash used in operations for the nine months ended September 30, 2019 was further offset by $730,000 of inventory, $630,000 for non-cash interest expense associated with the amortization of our debt discount and a $380,000 increase in other long-term liabilities.
For the nine months ended September 30, 2018, cash used in our operations was $12.2 million. The cash used in our operations was primarily due to our net loss of $15.2 million, offset by $3.4 million of non-cash stock-based compensation expense, $1.8 million loss on our early extinguishment of debt, $1.9 million for non-cash depreciation and amortization and $630,000 for non-cash interest expense associated with the amortization of our debt discount. Cash in operations was impacted by a net decrease in our working capital. Accounts receivable increased by $2.9 million, accounts payable accrued expenses and other current liabilities decreased by $1.0 million, prepaid expenses and other current assets increased by $540,000 and inventory increased by $250,000.
For the nine months ended September 30, 2019, net cash used in our investing activities was approximately $150,000, which was due to the purchase of property and equipment.

For the nine months ended September 30, 2018, net cash used in our investing activities was approximately $170,000, which was due to the purchase of property and equipment, primarily the purchase of additional software.
For the nine months ended September 30, 2019, net cash used in our financing activities was approximately $200,000, which is primarily due to payments of finance lease obligations.
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

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control over Financial Reporting
We have implemented new internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements as a result of its adoption on January 1, 2019. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have received two different notices in 2019 from The Nasdaq Stock Market (“Nasdaq”) that we have failed to comply with the Nasdaq Global Market’s continuing listing requirements. In June 2019, we received notice that we had failed to comply with the minimum bid requirement because our stock price was below $1.00 per common share for 30 consecutive business days. In September 2019, we received notice that, for the last 30 consecutive trading days prior to the date of the notice, the Market Value of Listed Securities (MVLS) for our common stock was below the minimum MVLS of $50,000,000 required for continued listing on the Nasdaq Global Market. We have not regained compliance with either requirement, and we may be unable to do so. If we were to fail to regain compliance with both requirements, our shares could be delisted from the Nasdaq Global Market, which could materially reduce the liquidity of our common stock and have an adverse effect on its market price.
Our common stock trades on the Nasdaq Global Market, which we believe helps support and maintain liquidity for our stock. Companies listed on the Nasdaq Global Market, however, are subject to various rules and requirements imposed by the Nasdaq Stock Market (“Nasdaq”) that a listed company must satisfy to continue having its stock listed on the exchange. One of these standards is the “minimum bid price” requirement, which requires that the bid price of the stock of a listed company be at least $1.00 per share. A listed company risks being delisted and removed from the Nasdaq Global Market if the closing bid price of its stock remains below $1.00 per share for an extended period of time.
We received notice on June 3, 2019 from the Listing Qualifications Department of Nasdaq that as of May 31, 2019, the closing bid price for our common stock on the Nasdaq Global Market had been below $1.00 for 30 consecutive business days and that, as a result, we were not in compliance with the minimum bid price requirement under Nasdaq Listing Rule 5450(a)(1) (“Bid Price Rule”). This is the third notice of noncompliance with the minimum bid price requirement that we have received since June 2018. The notice stated that pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we would have 180 calendar days, until December 2, 2019 (the “Compliance Date”), to regain compliance. For us to regain compliance with the Bid Price Rule, our common stock must have a closing bid price of $1.00 or more for 10 consecutive business days. Under certain circumstances, however, to ensure that a company can sustain long-term compliance, Nasdaq may require the closing bid price to equal or to exceed the $1.00 minimum bid price requirement for more than 10 consecutive business days before determining that the company complies. Our common stock is continuing to trade on Nasdaq under the symbol ALIM during this 180-day period.
If we do not regain compliance with the Bid Price Rule by the Compliance Date, we may be eligible for an additional 180-calendar day compliance period. To qualify, we would need to transfer the listing of our common stock to the Nasdaq Capital Market, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the Bid Price Rule. To effect such a transfer, we would also need to pay an application fee to Nasdaq and provide written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period.
If we do not regain compliance with the Bid Price Rule by the Compliance Date and we are not eligible for an additional compliance period at that time, Nasdaq will provide written notification to us that our common stock may be delisted. At that time, we may appeal that delisting determination to a Nasdaq Listing Qualifications Panel (the “Panel”). We expect that our common stock would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal the delisting determination to the Panel, that appeal would be successful.
To seek to regain compliance with the Bid Price Rule, we held a special stockholders meeting on November 4, 2019 to seek stockholder approval of a reverse stock split of our issued and outstanding common stock. Under the proposal approved by our stockholders at this special meeting, our board of directors has the authority to determine the ratio of the reverse split, ranging from one-for-five to one-for-30 (the “Reverse Split”), and to implement the Reverse Split at any time up to May 4,

2020. We have filed a Current Report on Form 8-K reporting the preliminary stockholder voting results and will file an amendment to that report with the final voting numbers. The difference between the preliminary and final voting results, if any, will not change the outcome of the voting. As of the date of this Quarterly Report on Form 10-Q, the board of directors has not determined the ratio of the Reverse Split nor has the board determined to effect the Reverse Split, and if so, the timing of its implementation.
In addition, we received notice on September 11, 2019 from the Listing Qualifications Department of Nasdaq that as of September 10, 2019, the market value of our listed securities had been below $50,000,000 for 30 consecutive business days and that, as a result, we were not in compliance with the minimum market value of listed securities requirement under Nasdaq Listing Rule 5450(b)(2)(A). The notice stated that pursuant to Nasdaq Listing Rule 5810(c)(3)(C), we would have 180 calendar days, until March 9, 2020, to regain compliance. For us to regain compliance with the minimum market value requirement, our common stock must have a market value of $50,000,000 or more for 10 consecutive business days. We are considering how we might regain compliance with this requirement, which could involve transferring the listing of our common stock to the Nasdaq Capital Market if we are able to meet the requirements for doing so, including regaining compliance with the Bid Price Rule through the Reverse Split.
If our common stock is delisted from Nasdaq, the only established trading market for our common stock would be eliminated and we would be forced to list our shares on the OTC Markets or another quotation medium, depending on our ability to meet the specific listing requirements of those quotation systems. As a result, an investor would likely find it more difficult to trade, or to obtain accurate price quotations for, our shares. Delisting would likely also reduce the visibility, liquidity and value of our common stock, including as a result of reduced institutional investor interest in our company, and may increase the volatility of our common stock. Delisting could also cause a loss of confidence of potential industry partners, lenders and employees, which could further harm our business and our future prospects. If we do not regain compliance during the initial 180-day compliance period, we may be eligible for an additional 180-day compliance period to regain compliance if we elect to transfer to the Nasdaq Capital Market. To qualify, we would be required to meet the continued listing requirement for MVLS and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Bid Price Rule, and we would need to provide written notice of our intention to cure the deficiency during the second compliance period. If it appears to Nasdaq that we will not be able to cure the deficiency or we are otherwise not eligible, Nasdaq would notify us that our securities would be subject to delisting. If we were to receive such a notification, we could appeal Nasdaq’s determination to delist our securities, but there can be no assurance Nasdaq would grant our request for continued listing.

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

3.2	Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed on November 5, 2015 and incorporated herein by reference).

3.3	Amendment No. 1 to the Company’s Amended and Restated Bylaws (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, as filed on September 16, 2019 and incorporated herein by reference).

4.17
Registration Rights Agreement, dated as of October 24, 2019, between Alimera Sciences, Inc. and Lincoln Park Capital Fund, LLC (filed as Exhibit 4.17 to the Registrant’s Current Report on Form 8-K, as filed on October 25, 2019 and incorporated herein by reference).

10.62
Alimera Sciences, Inc. 2019 Non-Employee Director Compensation Program (filed as Exhibit 10.62 to the Registrant’s Current Report on Form 8-K, as filed on July 19, 2019 and incorporated herein by reference).

10.63	Form of Alimera Sciences, Inc. Deduction Agreement (filed as Exhibit 10.63 to the Registrant’s Current Report on Form 8-K, as filed on September 5, 2019 and incorporated herein by reference).

10.64
Purchase Agreement, dated as of October 24, 2019, between Alimera Sciences, Inc. and Lincoln Park Capital Fund, LLC (filed as Exhibit 10.64 to the Registrant’s Current Report on Form 8-K, as filed on October 25, 2019 and incorporated herein by reference).

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

ALIMERA SCIENCES, INC.

November 5, 2019	By:	/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2019	By:	/s/ J. Philip Jones
J. Philip Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)