Form 10-K
period 2019-12-31
ALIMERA SCIENCES INC
filed 2020-03-02
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
As of June 28, 2019, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $59,501,306 based on the closing price of the registrant’s Common Stock, on June 28, 2019, as reported by the Nasdaq Global Market. For the purposes of this disclosure, shares of Common Stock held by each executive officer, director and stockholder known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 27, 2020, there were 4,965,949 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement with respect to the registrant’s 2020 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•	dependence on third-party manufacturers to manufacture ILUVIEN or any future products or product candidates in sufficient quantities and quality and in a timely manner;

•
the possibility that we may fail to regain compliance with the listing standards of The Nasdaq Global Market in the near future as we expect, and the possibility that even if we do regain compliance, we may again fail to comply with the Nasdaq listing standards in the future;

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

•
uncertainty associated with our pursuit of reimbursement approval from local health authorities in certain countries for the recently obtained additional indication for ILUVIEN for prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment of the eye (NIU-PS);

•	uncertainty associated with our ability to meet any post-market requirements for NIU-PS in the European Economic Area;

•	our ability to successfully commercialize ILUVIEN following regulatory approval in additional markets;

•	delay in or failure to obtain regulatory and reimbursement approval of ILUVIEN or any future products or product candidates in additional countries;

•	our ability to operate our business in compliance with the covenants and restrictions in our loan agreement;

•	our possible need to raise additional financing;

•	our ability to retain and recruit appropriate employees, in particular a productive sales force; and

•	current and future laws and regulations.
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
We encourage you to read the discussion and analysis of our financial condition and our consolidated financial statements contained in this Annual Report on Form 10-K. We also encourage you to read Item 1A of Part 1 of this Annual Report on Form 10-K, entitled “Risk Factors,” which contains a more detailed discussion of some of the risks and uncertainties associated with our business. In addition to the risks described above and in "Risk Factors," other unknown or unpredictable factors also could affect our results. There can be no assurance that we will in fact achieve the actual results or developments we anticipate or, even if we do substantially realize them, that they will have the expected consequences to, or effects on, us. Therefore, we can give no assurances that we will achieve the outcomes stated in those forward-looking statements and estimates.
Unless the context otherwise requires, throughout this Annual Report on Form 10-K, the words “Alimera” “we,” “us,” the “registrant” or the “Company” refer to Alimera Sciences, Inc. and its subsidiaries (as applicable).

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
ILUVIEN
Our only commercial product is ILUVIEN®, an intravitreal implant that treats patients by delivering a continuous microdose of the non-proprietary corticosteroid fluocinolone acetonide (FAc) in the eye, for up to 36 months. “Intravitreal” refers to the space inside the eye behind the lens that contains the jelly-like substance called vitreous. ILUVIEN was initially developed to treat diabetic macular edema (DME), a disease of the retina that affects individuals with diabetes and can lead to severe vision loss and blindness. ILUVIEN can also be used to prevent relapse in recurrent non-infectious uveitis affecting the posterior segment of the eye (NIU-PS). Uveitis is an inflammatory disease of the uveal tract, which is comprised of the iris, ciliary body and choroid, that can lead to severe vision loss and blindness.
ILUVIEN is inserted into the back of the patient’s eye in a non-surgical procedure employing a device with a 25-gauge needle, which allows for a self-sealing wound. We believe that corticosteroids provide the best option in the treatment of DME and NIU-PS because they reduce the inflammatory aspects of the disease. Further, we believe that ILUVIEN’s CONTINUOUS MICRODOSING™ delivery makes it the only approved drug therapy for DME that can deliver consistent daily therapeutic levels of corticosteroid. The delivery mechanism of ILUVIEN provides lower daily and aggregate exposure to corticosteroids than any other intraocular dosage forms currently available, which we believe mitigates the typical risks associated with corticosteroid therapy. Further, ILUVIEN, which is non-bioerodible, provides consistent delivery as a result of its constant surface area, permitting elution of FAc to the vitreous. This provides a sustained therapeutic effect on DME and NIU-PS. Other therapies that physicians currently use to treat DME, such as anti-vascular endothelial growth factor (VEGF) treatments and other corticosteroids, are acute (short-acting) therapies that provide a higher initial daily dose but then rapidly decline, requiring frequent reinjection by the physician to maintain or reestablish the therapeutic effect.
ILUVIEN delivers continuous daily sub-microgram levels of FAc in both in vitro and in vivo release kinetic studies for up to 36 months, making it the only single injection therapy available to treat the retina consistently every day for up to three years, to control the recurrence of edema, allowing patients to see better, longer with fewer injections. The delivery mechanism of ILUVIEN provides lower daily and aggregate exposure to corticosteroids than any other intraocular dosage forms currently available for DME in the U.S. and in the other countries in which we have approval. We believe that the lower daily and aggregate exposure to corticosteroids mitigates the typical risks associated with corticosteroid therapy. Additionally, the side effects of ILUVIEN are consistent with and predictable following the use of shorter duration or acute corticosteroid therapies, increasing the physician’s ability to manage those side effects.
The active compound in ILUVIEN is FAc, a non-proprietary corticosteroid that is a member of the class of steroids known as corticosteroids. Corticosteroids have demonstrated a range of pharmacological actions, including inhibition of inflammation, inhibition of leukostasis, up regulation of occludin, inhibition of the release of certain inflammatory cytokines and suppression of VEGF secretion. Leukostasis refers to the accumulation of white blood cells at a particular site, which leads to further tissue damage. Occludin is an important protein in maintaining and reinforcing the tight junctions between cells. These pharmacological actions have the potential to treat various ocular conditions, including DME, NIU-PS, Non-Proliferative Diabetic Retinopathy (NPDR), retinal vein occlusion (RVO), dry age-related macular degeneration (AMD) and wet AMD. However, FAc shares many of the same “class effect” side effects seen with other corticosteroids that are currently available for intraocular use. The two main side effects of using corticosteroids to treat ocular conditions are (a) increased intraocular pressure, which may increase the risk of glaucoma, and (b) the acceleration of cataract formation. FAc is uniquely lipophilic, making it very effective at penetrating retina tissue, and allowing it to achieve a therapeutic effect at a very low dose, typically lower than other corticosteroids.

Where We Market ILUVIEN to Treat Diabetic Macular Edema (DME)
ILUVIEN has received marketing authorization for the use of ILUVIEN to treat DME for the indications and in the countries shown in the following table:

Indication for the Treatment of DME	Countries Where ILUVIEN Has Received Marketing Authorization to Treat DME	Countries Where ILUVIEN Has Received Reimbursement Approval to Treat DME	Countries Where ILUVIEN is Currently Marketed to Treat DME
Treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure	U.S., Australia, Canada, Kuwait, Lebanon and the United Arab Emirates	U.S., Kuwait, Lebanon and the United Arab Emirates	U.S., Kuwait, Lebanon and the United Arab Emirates
Treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies	The United Kingdom (U.K.), Germany, France, Italy, Spain, Portugal, Ireland, Austria, Belgium, Denmark, Norway, Finland, Sweden, Poland, Czech Republic, the Netherlands, and Luxembourg	The U.K., Germany, France, Italy, Spain, Portugal, Ireland and Austria	The U.K., Germany, France, Italy, Spain, Portugal, Ireland, and Austria
Where We Market ILUVIEN to Treat Recurrent Non-Infectious Uveitis Affecting the Posterior Segment of the Eye (NIU-PS)
In December 2017, we filed in the 17 EEA countries in Europe where ILUVIEN is currently approved for the treatment of DME an application for a new indication for ILUVIEN for the prevention of relapse in recurrent NIU-PS. In March 2019, we announced that the U.K.’s National Institute for Health and Care Excellence (NICE), in its Final Appraisal Determination for national reimbursement, had recommended funding for ILUVIEN 190 micrograms intravitreal implant in applicator for the prevention of relapse in recurrent NIU-PS. In addition to the U.K., we have now received local regulatory approval for this indication for ILUVIEN, including meeting local labeling requirements, in 16 of the 17 EEA countries where we have filed for approval of NIU-PS.

Indication for the Treatment of NIU-PS	Countries Where ILUVIEN Has Received Marketing Authorization to Treat NIU-PS	Countries Where ILUVIEN Has Received Reimbursement Approval to Treat NIU-PS	Countries Where ILUVIEN is Currently Marketed to Treat NIU-PS
The prevention of relapse in recurrent NIU-PS	The U.K., Germany, France, Spain, Portugal, Ireland, Austria, Belgium, Denmark, Norway, Finland, Sweden and Poland	The U.K. and Germany	The U.K. and Germany
We launched ILUVIEN for the NIU-PS indication in Germany and the U.K. during the third quarter of 2019.
Where We Sell Direct
We commercially market ILUVIEN directly in the U.S., Germany, the U.K., Portugal, and Ireland.

Where We Sell Through Distributors
We have entered into various agreements under which distributors are providing or will provide regulatory, reimbursement or sales and marketing support for ILUVIEN in France, Italy, Spain, Belgium, the Netherlands, Luxembourg, Australia, New Zealand, Canada, and several countries in the Middle East. We have an extended distribution relationship with our French distributor Horus Pharma to distribute ILUVIEN in Belgium, the Netherlands and Luxembourg. Our Canadian distributor is currently pursuing reimbursement approval. As of December 31, 2019, we have recognized revenue from sales of ILUVIEN to the Company’s international distributors in the Middle East, France, Italy and Spain.
Business Strategy
We presently focus on diseases affecting the back of the eye, or retina, because we believe these diseases are not well treated with current therapies and represent a significant market opportunity. Our strategy is to establish ILUVIEN as a leading therapy for DME and NIU-PS patients for which ILUVIEN is proven safe and effective because of its ability to help patients see better, longer with fewer injections for up to three years. We intend to capitalize on our management’s experience, the breadth of our commercial resources in both the U.S. and Europe, and to maintain focus on the retinal space to commercialize ILUVIEN. We intend to use those same strengths to acquire, obtain regulatory approval for and commercialize other potential eye care products. To implement our strategy, we intend to:

•
Maximize the commercial success of ILUVIEN for treatment of DME in the U.S. and Europe where we have obtained regulatory approval. We are seeking to increase our direct sales and sales to distributors in the U.S. and Europe where we have obtained regulatory approval and are currently marketing ILUVIEN. We are also pursuing opportunities to sell ILUVIEN in the remaining countries where we have obtained regulatory approval but are not currently marketing ILUVIEN.

•
Pursue commercialization of ILUVIEN for treatment of DME in additional countries outside the U.S. and Europe where we have obtained regulatory approval. We have established distribution relationships in Australia, New Zealand, Canada and the Middle East. Our distributor in the Middle East began selling ILUVIEN in 2016 and launched commercial sales in 2019. Our distributor in Canada received regulatory approval in 2018 and is currently pursuing reimbursement approval. Our distributor in Australia secured regulatory approval during 2019 and is currently pursuing reimbursement approval.

•
Pursue commercialization of ILUVIEN for NIU-PS in Europe where we have obtained regulatory approval. We are seeking to increase our direct sales in Germany and the U.K. where we have obtained regulatory approval and are currently marketing ILUVIEN for NIU-PS. We are pursuing opportunities to sell ILUVIEN for NIU-PS in another 14 additional countries where we have obtained regulatory approval but are not currently marketing ILUVIEN.

•
Pursue approval for ILUVIEN for DME and NIU-PS in additional countries. We will evaluate seeking regulatory approval for the treatment of DME in countries where we do not have approval and of NIU-PS in the remainder of Europe and in the Middle East and Africa where we have the license to use ILUVIEN.

•
Expand our ophthalmic product offerings. We believe there are further unmet medical needs in the treatment of retinal diseases. We intend to continue to evaluate in-licensing and acquisition opportunities for compounds and technologies with potential treatment applications for diseases affecting the eye.

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
Diabetic Macular Edema
When the blood vessel leakage of diabetic retinopathy leads to the build-up of fluid, or edema, in a region of the retina called the macula, the condition is called DME. This area of the eye is important for the sharp, straight-ahead vision that is used for reading, recognizing faces, and driving. There are an estimated 750,000 people with DME in the U.S., according to the National Eye Institute's 2019 update. DME is the most common cause of vision loss among people with diabetic retinopathy and about 30% of people with diabetic retinopathy will develop DME. It is more likely to occur as diabetic retinopathy worsens, although it may occur at any stage of the disease. The onset of DME is painless and may go undetected by the patient until it manifests with the blurring of central vision or acute vision loss. The severity of this blurring may range from mild to profound loss of vision.
Studies have shown that DME is a multifactorial disease that is underpinned by inflammatory cytokine activity in the eye. Of the currently approved pharmacotherapies used to treat DME, only corticosteroids, including FAc found in the ILUVIEN implant, affect these cytokines.
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
Uveitis
Uveitis means inflammation of the uvea track, which is a layer of tissue located between the outer layer (cornea and sclera) and the inner layer (the retina) of the eye. The front portion (anterior) of the uveal tract contains the iris, and the back portion (posterior) of the uveal tract contains the choroid and the stroma of the ciliary body. Inflammation of the uvea encompasses approximately 30 inflammatory disorders characterized by intraocular inflammation, a major cause of visual loss in people of working age in both developed and developing countries. It can affect people of all ages, producing swelling and destroying eye tissues, which can lead to severe vision loss and blindness. According to the classification scheme recommended by the International Uveitis Study Group, the disease can be classified on the basis of anatomic locations: anterior, intermediate, posterior or pan uveitis. Uveitis can be caused by a number of factors such as infection (infectious uveitis) or other autoimmune diseases or conditions. Non-infectious uveitis is a persistent and recurrent disease that can adversely affect the retina. Additionally, it commonly affects vision, more so than anterior uveitis, and macular edema is the most common mechanism of visual loss, affecting 44% patients with posterior uveitis.
There are two forms of uveitis:

•	infectious uveitis (bacterial, viral, fungal, or parasitic), which is treated with an appropriate antimicrobial drug as well as corticosteroids and cycloplegics; and

•	NIU-PS, where corticosteroids are used to reduce inflammation and prevent adhesions in the eye.

Current Treatments for DME
Anti-vascular endothelial growth factor (anti-VEGF) therapies are the current standard of care for the treatment of DME. Lucentis (ranibizumab) and Eylea (aflibercept) are the only approved anti-VEGF therapies marketed for the treatment of vision loss associated with DME in the EEA and for the treatment of DME in the U.S. Off-label injections of the anti-VEGF therapy Avastin (bevacizumab) are also used to treat DME. However, anti-VEGF therapies are acute therapies and are limited by a need for multiple and frequent injections to achieve the same therapeutic effect reported in randomized controlled trials. Further, DME is a multi-factorial disease, and anti-VEGF therapy does not address all of these factors. As a result, many patients either do not achieve a sufficient response or are unable to routinely attend clinic appointments, meaning that anti-VEGF therapy is not optimally administered. When not optimally administered, these acute therapies allow for a recurrence of the edema. In addition, these therapies have safety profiles that include an increased risk of endophthalmitis, a serious eye infection that must be treated with high doses of antibiotics. This risk of endophthalmitis is associated with any intravitreal injection. There is evidence that intravitreal anti-VEGF therapy affects systemic VEGF levels, which may have cardiovascular complications.
Intravitreal corticosteroid therapies are also used to treat DME. Acute corticosteroids typically have peak effects within two to three months, and there is a need for repeated injections. Similarly, without optimized treatment frequency, macular edema is allowed to recur when the effect of acute corticosteroids dissipates. Ozurdex (dexamethasone), a short-acting corticosteroid, is marketed for the treatment of vision loss associated with DME in the EEA and for the treatment of DME in the U.S. Triamcinolone acetonide is another short-acting steroid used off-label to treat DME. In contrast to the dexamethasone implant and triamcinolone acetonide, which are both acute therapies, ILUVIEN is a long-term persistent and continuous steroid delivery therapy. The steroid in the ILUVIEN implant, fluocinolone acetonide, or FAc, is a key lipophilic component that allows a single implant to deliver a sustained daily dose for up to 36 months. Corticosteroids have historically been associated with significant increases in intraocular pressure, which may increase the risk of glaucoma. Additionally, corticosteroids are associated with the acceleration of cataract formation. We believe the low dose of ILUVIEN mitigates these side effects and makes them more manageable. Additionally, the side effects of ILUVIEN are consistent with and predictable following the use of shorter duration or acute corticosteroid therapies, increasing the physician’s ability to manage those side effects.
Laser photocoagulation is a retinal procedure in which a laser is used to apply a burn, or a pattern of burns, to cauterize leaky blood vessels to reduce edema. Visual acuity gains are less frequently seen with this therapy, as it is used to prevent or slow the loss of vision. Further, this destructive procedure has undesirable side effects including partial loss of peripheral and night vision.
Current Treatments for NIU-PS
Historically, the treatment of uveitis varies according to the type and location of uveitis. The inflammation in non-infectious uveitis (NIU) can be anterior (at the front of the eye) or posterior (at the back of the eye) or in both locations. Importantly though, all forms of NIU can affect the posterior segment of the eye. In anterior forms of NIU, drops are used to address inflammation; however, in patients where the posterior segment is affected, these drops do not penetrate the eye to address the posterior segment. Other agents, both intravitreal and systemic, are specifically licensed for the treatment of active non-infectious posterior uveitis. This means that treatment of NIU-PS focuses on (a) systemic therapy, administered in a tablet form or via injection, which very often leads to side effects that adversely affect the whole body, or (b) the localized delivery of therapies, usually a steroid.
Patients with NIU-PS are initially treated with systemic steroids, which are very effective, but when used at high doses for extended periods can lead to serious side effects. These side effects include acne, weight gain, sleep and mood disorders, hypertension and osteoporosis, which can limit the sustained use of systemic steroids. Patients then often progress to steroid-sparing therapies with systemic immune suppressants or biologics, which themselves can have severe side effects, including an increased risk of cancer and infections. In addition, periocular or intraocular steroids may be used to try to locally control inflammation in NIU-PS. Other therapies that may be used to treat NIU-PS include immunosuppressive drugs and tumor necrosis factor (TNF) antagonists.
A significant problem for patients and clinicians is that recurrence of NIU-PS is very common. In chronic NIU-PS, recurrence often occurs within six months of withholding treatment, and patients and clinicians are forced to go through cycles of treatment initiation and cessation with the accompanying complexity of managing several drug classes, and their side effects, at once. For the patient, this approach to treatment provides temporary relief, but with uncertainty of when the next relapse of their disease will occur. Recurrence is known to put the patient’s vision at risk, so there is a need for treatments that can provide longer term control of inflammation in this setting.
For patients with recurrent NIU-PS, locally delivered (intravitreal) steroids present an attractive treatment strategy allowing for effective delivery of steroid therapy at the point of need, while minimizing the risk of systemic side effects. For intravitreal treatment, the short-acting Ozurdex implant is marketed in the EEA for the treatment of adult patients with active inflammation of the posterior segment of the eye presenting as non-infectious uveitis and for the treatment of non-infectious uveitis.
In contrast, ILUVIEN has specifically been studied to evaluate the prevention of relapse in recurrent NIU-PS. Clinical trials have demonstrated that ILUVIEN significantly extends the time to relapse in patients with recurrent NIU-PS, while at the same time reducing the need for adjunctive treatments, including systemic drug treatment.
ILUVIEN for Other Diseases of the Eye
Although we are not actively conducting clinical trials, we believe that ILUVIEN has the potential to address other ophthalmic diseases such as RVO, NPDR, dry AMD and wet AMD.
ILUVIEN Commercialization Status
Diabetic Macular Edema
ILUVIEN has received marketing authorization for two indications in various countries as noted above in “Overview - Where We Market ILUVIEN to Treat Diabetic Macular Edema (DME).” We plan to pursue regulatory approval for ILUVIEN for the treatment of DME, directly or with a partner, in additional countries. We or our distributors are currently pursuing regulatory approval in certain Middle East countries and New Zealand.
Uveitis
ILUVIEN has received marketing authorization for treatment of NIU-PS in 16 countries of the EEA, and we plan to pursue our right to seek approval in the Middle East and Africa. Because we do not have the contractual right to pursue approval to treat NIU-PS in the U.S., we do not have marketing authorization in the U.S. We have obtained marketing authorization for ILUVIEN to treat NIU-PS in various countries as noted above in “Overview - Where We Market ILUVIEN to Treat Recurrent Non-Infectious Uveitis Affecting the Posterior Segment of the Eye (NIU-PS).” We will evaluate seeking approval for the treatment of NIU-PS in other countries in Europe, the Middle East and Africa where we have the license to use ILUVIEN.
Sales and Marketing
Our sales personnel focus on physician offices, pharmacies and hospitals in the U.S. and in European countries where we seek to persuade end users to purchase ILUVIEN.
Distributor Agreements
We have various agreements under which distributors are providing or will provide regulatory, reimbursement or sales and marketing support for commercialization of ILUVIEN in Italy, Spain, France, Belgium, the Netherlands, Luxembourg, Canada, Australia and New Zealand and in several countries in the Middle East. Pursuant to these agreements, our distributors assisted or will assist us in obtaining and maintaining approval and reimbursement approval, or they will seek approval or reimbursement approval with our oversight in those countries, if such approval or reimbursement approval has not already been obtained.
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
Third party manufacturers are responsible for the commercial-scale production of ILUVIEN and the ILUVIEN applicator. We have agreements with a single third-party manufacturer for each of:

•	the manufacture of the ILUVIEN implant and final assembly and packaging of ILUVIEN (Alliance Medical Products Inc., a Siegfried Company (Alliance))

•	the manufacturer of the components of the ILUVIEN applicator (FlexMedical or an affiliate of Flextronics International, Ltd. (Flextronics))

•	the manufacture of ILUVIEN’s active pharmaceutical ingredient (FARMABIOS SpA/Byron Chemical Company Inc.) and

•	the quality release testing of ILUVIEN in the EEA including the U.K., post Brexit (AndersonBrecon Limited trading as Packaging Coordinators, Inc.).
Although we may seek alternative providers in the future, we do not currently have alternate providers for any of these activities. We are currently seeking to replace Flextronics as described below. The manufacturing process for ILUVIEN consists of filling the polyimide tube with a paste consisting of 190 micrograms of FAc in an aqueous slurry of polyvinyl alcohol, cutting the tubes, capping the tubes with a permeable membrane cap on one end and an impermeable silicone cap on the other end, curing at high temperature, loading ILUVIEN inside the ILUVIEN applicator, and packaging and sterilizing the product. This process has been validated at Alliance.
Under our agreement with Alliance, which we entered into in 2010 and amended and restated in 2016, we are responsible for supplying Alliance with the ILUVIEN applicator and the API. We purchased certain equipment at Alliance’s facility that Alliance uses solely to manufacture and package ILUVIEN for us. We have agreed to order from Alliance at least 80% of our total requirements for new units of ILUVIEN in the U.S., Canada and Europe in a calendar year, provided that Alliance is able to fulfill our supply requirements and is not in breach of its agreements or obligations to us. Currently, we order 100% of our global requirements for ILUVIEN units from Alliance because we do not have an alternate supplier. Unless terminated earlier in accordance with its provisions, the amended and restated agreement has a remaining term through February 2021 and will automatically renew for successive terms of one year unless either party delivers written notice of non-renewal to the other at least 12 months before the end of the then current term. As of the date of this filing, we have not received a notice of non-renewal.
Under our agreement with Flextronics, which we entered into in 2012, Flextronics agreed to manufacture the components of the ILUVIEN applicator for us at its facility located near Tijuana, Mexico. We purchased certain equipment for Flextronics’ facility that Flextronics uses solely to manufacture the components of the ILUVIEN applicator for us. During 2019, Flextronics gave Alimera 18 months’ notice to terminate the existing manufacturing agreement, which will terminate on September 30, 2020. We have identified an alternative manufacturer and are currently negotiating a final agreement to allow the transfer of equipment and qualification of the new facility.
Business Segments
Our business has three segments: U.S., International and Other. Financial information about our business segments can be found below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Segment Review” and (b) Note 19 of the accompanying consolidated financial statements.
Customers
Our revenues for the fiscal years ended December 31, 2019 and 2018 were generated from product sales primarily in the U.S., Germany, France and the U.K. In the U.S., two large pharmaceutical distributors accounted for 60% and 69% of our consolidated revenues for the years ended December 31, 2019 and 2018, respectively. These distributors maintain inventories of ILUVIEN and sell to physician offices, pharmacies and hospitals. Internationally, in countries where we sell direct, our customers are hospitals, clinics and pharmacies. We sometimes refer to physician offices, pharmacies, hospitals and clinics as end users. In international countries where we sell to distributors, these distributors maintain inventory levels of ILUVIEN and sell to their customers.
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
In the countries in which ILUVIEN has received or been recommended for marketing authorization or becomes approved for use in the treatment of DME, it competes or will compete against the use of anti-VEGF therapies, short duration corticosteroids and laser photocoagulation or other therapies that may be approved in the future. Other companies are working to develop other drug therapies and sustained delivery platforms for DME and other indications. These competitive therapies may result in pricing pressure even if ILUVIEN is otherwise viewed as a preferable therapy. We believe that the following drugs and treatments compete with ILUVIEN:

•
Lucentis© (ranibizumab injection), marketed by Genentech (Roche) in the U.S. and Novartis in the rest of the world, and Avastin (bevacizumab), an oncology product marketed by the Roche group, are both antibodies that inhibit VEGF signaling pathways. Lucentis is currently approved for the treatment of DME, the treatment of diabetic retinopathy in patients with DME, the treatment of neovascular wet AMD and the treatment of macular edema following RVO in the U.S. In the EEA, the indications are similar except for the indication to treat diabetic retinopathy in patients with DME.

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

•
Ozurdex© (dexamethasone intravitreal implant), marketed by Allergan, is a short duration biodegradable implant that delivers the corticosteroid dexamethasone. Ozurdex is approved for the treatment of DME, macular edema following branch or central RVO and non-infectious uveitis in the U.S. In the EEA, the indication for DME is for visual impairment due to diabetic macular edema in persons who are pseudophakic (persons who have had an artificial lens implanted after the natural eye lens has been removed) or who are considered insufficiently responsive to, or unsuitable for, non-corticosteroid therapy. It is also indicated for macular edema following either Branch Retinal Vein Occlusion (BRVO) or Central Retinal Vein Occlusion (CRVO) and inflammation of the posterior segment of the eye presenting as non-infectious uveitis.

•
Humira© (adlimumab), marketed by Abbvie, is a TNF-blocker that has an ophthalmic indication. It works by targeting and blocking a specific source of inflammation that plays a role in non-infectious uveitis. In the U.S., Humira is indicated for the treatment of non-infectious intermediate, posterior and pan uveitis. In the EEA, Humira is indicated for the treatment of chronic non-infectious anterior uveitis in children aged two years or older who have had an inadequate response to or are intolerant to conventional therapy.

•
Beovu®(brolucizumab-dbll), marketed by Novartis, is a VEGF inhibitor indicated for the treatment of neovascular wet AMD. Beovu is the first FDA approved anti-VEGF to offer both greater fluid resolution versus aflibercept and the ability to maintain eligible wet AMD patients on a three-month dosing interval immediately after a three-month loading phase with uncompromised efficacy. Beovu is also approved by the European commission for the treatment of wet AMD in all 27 European Union member states as well as the U.K., Iceland, Norway and Liechtenstein. Beovu is currently recruiting patients in trials for the treatment of DME.

•	Intravitreal triamcinolone is used by some physicians for the treatment of DME although it is not approved for DME.

•	Laser photocoagulation is currently used to treat DME and may be used in conjunction with drug therapies as well. Other laser or surgical treatments for DME may also compete against ILUVIEN.
In addition, a number of other companies, including Ampio Pharmaceuticals, Aerie Pharmaceuticals, Allegro Opthalmics, and Clearside Biomedical are developing drug therapies or sustained delivery platforms for the treatment of retinal diseases.
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

Licenses and Agreements
EyePoint Pharmaceuticals US, Inc.
In 2005, we entered into an agreement with EyePoint Pharmaceuticals US, Inc. (EyePoint), formerly known as pSivida US, Inc., for the use of FAc in EyePoint’s proprietary insert technology. In July 2017, we amended and restated the EyePoint agreement in the Second Amended and Restated Collaboration Agreement (New Collaboration Agreement). The New Collaboration Agreement provides us with a license to utilize certain underlying technology used in the development and commercialization of ILUVIEN. Before entering into the New Collaboration Agreement, we held a worldwide license from EyePoint for the use of steroids, including FAc, in EyePoint’s proprietary insert technology for the treatment of all ocular diseases other than uveitis. The New Collaboration Agreement expands the license to include uveitis, including NIU-PS, in Europe, the Middle East and Africa.
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
Before we entered into the New Collaboration Agreement, we were required to share 20% of our net profits on a country-by-country basis. We were permitted to offset up to 20% of this amount with our commercialization costs incurred during unprofitable calendar quarters in each country. The New Collaboration Agreement converts this profit share obligation to a royalty payable on global net revenues of ILUVIEN. We began paying a 2% royalty on net revenues and other related consideration to EyePoint effective July 1, 2017. This royalty amount increased to 6% effective December 12, 2018. We will pay an additional 2% royalty on global net revenues and other related consideration in excess of $75.0 million in any year. During 2019, we recognized approximately $2.2 million of royalty expense. During 2018, we recognized approximately $998,000 of royalty and profit share expense.
Following the signing of the New Collaboration Agreement, we retained a right to offset $15.0 million of future royalty payments (the Future Offset). In accordance with the terms of the New Collaboration Agreement, this offset was reduced by $5.0 million when we obtained regulatory approval in the U.K. in March 2019 for the use of ILUVIEN to treat NIU-PS. As of December 31, 2019, the balance of the Future Offset was approximately $8.9 million.
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
(c) file for protection under the bankruptcy laws, make an assignment for the benefit of creditors, appoint or suffer appointment of a receiver or trustee over our property, file a petition under any bankruptcy or insolvency act or have any such petition filed against us and such proceeding remains undismissed or unstayed for a period of more than 60 days; or
(d) notify EyePoint in writing of our decision to abandon our license with respect to a certain product using EyePoint’s proprietary insert technology. We were not in breach of our agreement with EyePoint as of December 31, 2019.

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
The testing and collection of data and the preparation of the necessary applications are expensive and time-consuming. The FDA may not act quickly or favorably in reviewing these applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approval that could delay or preclude us from marketing additional products. Once approved by the FDA, a drug requires an annual product and establishment fee, which was approximately $325,000 as of our last renewal in October 2019.
Post-Marketing Requirements
We are required to meet post-marketing safety surveillance requirements to continue marketing an approved product. We must report any adverse events with the product to the FDA, and the FDA could impose market restrictions through labeling changes or in product removal. The FDA may withdraw product approvals if we fail to maintain compliance with regulatory requirements or if problems concerning safety and/or efficacy of the product occur following approval. The FDA may, at its discretion, also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. The FDA did not require any post-marketing testing as part of its approval of ILUVIEN.
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
The manufacturing facility that produces our product must maintain compliance with the FDA’s current Good Manufacturing Practices (cGMP) and is subject to periodic inspections by the FDA. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal and regulatory action, including Warning Letters, seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties.
Foreign Regulations
Foreign regulatory systems, although varying from country to country, include risks similar to those associated with FDA regulations in the U.S.

Under the EU regulatory system, applications for drug approval may be submitted either in a centralized or decentralized procedure. Under the centralized procedure, a single application to the European Medicines Evaluation Agency, if approved, would permit marketing of the product throughout the EU (currently 26 member states). The decentralized procedure provides for applications to be submitted for marketing authorization in a select number of EU countries. The process is managed by a Reference Member State that coordinates the review process with the other countries in the EEA in which the applicant has applied for marketing authorization.
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
We chose to pursue the decentralized procedure for ILUVIEN for DME and used the mutual recognition procedure due to our limited resources. Through this procedure, we obtained marketing authorizations in the 17 countries in the EEA discussed above. For ILUVIEN for NIU-PS, we filed a type II variation in these 17 countries in the EEA using the same procedure.
Third-Party Reimbursement and Pricing Controls
In the U.S., the EEA and elsewhere, sales of pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third-party payers, such as government and private insurance plans. Third-party payers are increasingly challenging the prices charged for medical products and services.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (together, the ACA), significantly changed the way healthcare is financed by both governmental and private insurers. The provisions of the ACA became effective beginning in 2010, although the current presidential administration and some legislators have attempted to repeal it and replace it with a different health care law and have affected some of its key provisions through the Tax Cuts and Jobs Act enacted in December 2017. While we cannot predict what impact on federal reimbursement policies this law or any replacement law will have in general or specifically on any product we commercialize, the ACA or any replacement may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products. Any rebates, discounts, taxes costs or regulatory or systematic changes on healthcare resulting from the ACA or its replacement may have a significant effect on our profitability in the future. We cannot predict whether the ACA will continue or what other laws or proposals will be made or adopted, or what impact these efforts may have on us.
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
For a summary of where we have received reimbursement approval, see “Business - Overview - Where We Market ILUVIEN to Treat Diabetic Macular Edema (DME)” and “ - Where We Market ILUVIEN to Treat Recurrent Non-Infectious Uveitis Affecting the Posterior Segment of the Eye (NIU-PS).”
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

As of December 31, 2019, we owned or licensed seven U.S. utility patents and one U.S. design patent as well as numerous foreign counterparts to many of these patents and patent applications relating to ILUVIEN or the ILUVIEN applicator. We licensed our six utility patent rights relating to ILUVIEN from EyePoint. Pursuant to our agreement with EyePoint, our ILUVIEN-related patent rights are only for diseases of the human eye in Europe, the Middle East and Africa, and for diseases of the human eye excluding uveitis in the rest of the world. In addition to the U.S. patents licensed from EyePoint, we also license two European patents from EyePoint. We have a U.S. utility patent directed to our applicator system for ILUVIEN. Our licensed patent portfolio includes U.S. patents (with no currently pending or issued corresponding European applications or patents) with claims directed to methods for administering a corticosteroid with an implantable sustained delivery device to deliver the corticosteroid to the vitreous of the eye wherein aqueous corticosteroid concentration is less than vitreous corticosteroid concentration during release.
U.S. utility patents generally have a term of 20 years from the date of filing. The utility patent rights relating to ILUVIEN that EyePoint licensed to us include six U.S. patents that expire between April 2020 and August 2027 and counterpart filings to these patents in a number of other jurisdictions. The two European patents that EyePoint licensed to us that are directed to our low-dose device expire in April 2021 and October 2024. No patent term extension or supplementary protection certificate will be available for any of these U.S. or European patents or applications.
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
Research and Development
We invested $368,000 and $1.1 million in research and development during 2019 and 2018.
Employees
As of January 31, 2020, we had 127 employees, 122 of whom were full-time employees.
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
Available Information
We file annual, quarterly and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge at our website, www.alimerasciences.com, as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. Our code of ethics, other corporate policies and procedures, and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, are also available through our website.

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
We do not have, nor do we currently intend to establish, in-house manufacturing capability. We depend entirely on, and have agreements with, a single third-party manufacturer for each of:

•	the manufacture of the ILUVIEN implant, final assembly of the injector with the implant and release testing for the U.S. (Alliance Medical Products, Inc., a Siegfried Company (Alliance)),

•	the manufacture of the ILUVIEN applicator (FlexMedical or an affiliate of Flextronics International, Ltd. (Flextronics)),

•	the manufacture of ILUVIEN’s active pharmaceutical ingredient (FARMABIOS SpA./Byron Chemical Company Inc. (FARMABIOS)), and

•	the quality release testing of ILUVIEN in the European Economic Area (EEA) including the U.K., post Brexit (AndersonBrecon Limited trading as Packaging Coordinators, Inc. (PCI)).
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
In the first quarter of 2020, we were unable to obtain a sufficient number of ILUVIEN units to meet end user demand in the ordinary course of business (a stock-out) due to greater than anticipated demand in the fourth quarter of 2019 and an equipment issue within our third-party manufacturing facility. Although we have now rectified the equipment issue and believe that this unavailability of product during this period will not materially affect our overall revenues for 2020, any recurrence, for whatever reason, could have a material adverse effect on our revenues, reputation and relationships with our distributors and end users.
We must replace our key third-party manufacturer of certain component parts of the ILUVIEN injector before our manufacturing contract with the manufacturer expires on September 30, 2020, and we may be unable to replace that third party on favorable terms in a timely manner, or at all.
On March 28, 2019 we received notice (dated April 1, 2019) from Flextronics Medical Sales and Marketing, Ltd. (Flextronics) that it intends to terminate the Manufacturing Services Agreement dated March 2, 2012 between us and Flextronics for the manufacture of certain component parts of the ILUVIEN injector (the Flextronics Agreement). Based on Flextronics’ notice, the Flextronics Agreement will terminate on September 30, 2020. In the notice, Flextronics stated that it is available to work with us and will continue to supply product during the notice period.
We have identified an alternative manufacturer and are currently negotiating a final agreement to allow the transfer of equipment from Flextronics to the alternative manufacturer and the qualification of the transferred process by the FDA. However, unless and until we transition to a replacement manufacturer, there can be no assurances that manufacturing of the affected parts will be performed timely and effectively or that we will be able to transition to a new manufacturer in a timely and effective manner. Significant disruption in this transition, or unanticipated costs related to the transition, could materially and adversely affect our business, financial condition and results of operations. Additionally, if we are unable to transition manufacturing to a new vendor in a timely fashion or without disruption to our operations, we could experience a material adverse effect on our business, financial condition and cash flows, and results of operations.
Materials necessary to manufacture ILUVIEN may not be available on commercially reasonable terms, or at all.
We rely on our manufacturers to purchase materials from third-party suppliers necessary to produce ILUVIEN. Suppliers may not sell these materials to our manufacturers when needed or on commercially reasonable terms. We do not have any control over the process or timing of our manufacturers’ acquisition of these materials. If our manufacturers are unable to obtain these materials in sufficient amounts, our sales of ILUVIEN would be hampered or there would be a shortage in supply, which would materially affect our ability to generate the revenues from the sale of ILUVIEN that we expect. Moreover, although we have agreements with our suppliers for the commercial production of the ILUVIEN implant, the commercial production of the ILUVIEN applicator and the supply of the active pharmaceutical ingredient in ILUVIEN, the suppliers may be unable to meet their contractual or quality requirements or choose not to supply us in a timely manner or in the minimum guaranteed quantities. (See the previous risk factor.) If our manufacturers are unable to obtain these essential supplies, their ability to manufacture ILUVIEN and thus our supply of ILUVIEN for sale would be delayed, which could significantly reduce our sales of ILUVIEN and have an adverse impact on our business.
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
We have incurred and expect to continue to incur significant expenses:

•	to continue to support our sales efforts in the U.S., Germany, Ireland, Portugal and the U.K.,

•	to pursue the regulatory and reimbursement approval for ILUVIEN in other countries for both DME and NIU-PS and

•	to grow our operational capabilities.
These investments represent a significant investment in the commercial and regulatory success of ILUVIEN, which is uncertain.
If we or our distributors do not successfully maintain our sales in countries where we are approved to sell ILUVIEN or our distributors do not successfully commence and grow our sales of ILUVIEN in other countries where we are seeking to begin selling ILUVIEN or have recently done so, our business may be seriously harmed. In addition, we may experience delays and unforeseen difficulties in the commercialization of ILUVIEN, including unfavorable pricing or reimbursement levels in certain countries that could negatively affect our ability to increase revenues.
Our existing cash may be inadequate to fund our operations and support our growth.
As of December 31, 2019, we had approximately $9.4 million in cash and cash equivalents. Whether this amount will be sufficient to fund our operations and support our growth will be determined by many factors, some of which are beyond our control, and we may need capital to fund our operations and support our growth sooner than we might anticipate. These factors include:

•	the level of continued success of the commercialization of ILUVIEN in the U.S., and in our international markets,

•	expenses relating to the commercialization of ILUVIEN;

•	our research, development and general and administrative expenses;

•	the timing of approvals, if any, of ILUVIEN for additional indications or in additional jurisdictions;

•
the extent to which we enter into, maintain and derive revenues from licensing agreements, including agreements to license ILUVIEN in additional countries or regions; research and other collaborations; joint ventures; and other business arrangements;

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
The terms of our Loan and Security Agreement with Solar Capital Ltd. (Solar Capital) require us to meet certain operating covenants and place restrictions on our operating and financial flexibility.
Our Loan and Security Agreement with Solar Capital (the Solar Loan Agreement), which we entered into on December 31, 2019, contains certain operating covenants and restricts our operating and financial flexibility. The Solar Loan Agreement is secured by a lien covering all of our U.S. assets (and certain ownership interests in one of our foreign subsidiaries), other than our intellectual property. The Solar Loan Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include covenants requiring us to comply with applicable laws, maintain our legal existence, deliver certain financial reports and maintain insurance coverage. Negative covenants restrict our ability to transfer any part of our business or property, to change our business or key management, to incur additional indebtedness, to engage in mergers or acquisitions, to pay dividends or make other distributions, to make investments, to create other liens on our assets and to allow revenues from the sale of ILUVIEN to fall below certain minimums, in each case subject to customary exceptions.
If an event of default under our Solar Loan Agreement occurs, Solar Capital may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to raise additional financing, renegotiate the Solar Loan Agreement on terms less favorable to us or immediately cease operations. Any declaration by Solar Capital of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline significantly after we publicly disclose that event in an SEC filing. Further, if we are liquidated, Solar Capital’s right to repayment would be senior to the rights of our stockholders.
The recent coronavirus outbreak could materially and adversely affect our business.
An outbreak of a new respiratory illness caused by coronavirus disease 2019 (“COVID-19”) has resulted in tens of thousands of infections in China and continues to spread, including to the United States and Europe, the major markets in which we operate. The outbreak of COVID-19 could materially and adversely affect our business, financial condition and results of operations. Its effects could include disruptions from temporary hospital and clinic closures, disruptions in our ability to market and distribute ILUVIEN, deferral of ILUVIEN procedures as COVID-19 treatment and containment is prioritized, illness and quarantine of our personnel and restrictions on our employees’ ability to travel. For example, in Italy, sales representatives, medical science liaisons and others are currently restricted from entering hospitals to make sales calls. COVID-19 could also result in social, economic and labor instability in the countries in which we or our customers and suppliers operate.
ILUVIEN is manufactured and assembled in Mexico and the U.S. and we do not currently source components of ILUVIEN directly from China. We have four third-party manufacturers in our supply chain, each of which performs an essential task in the manufacture and testing of ILUVIEN. We do not currently have alternate providers for any of these tasks. If workers at one or more of these facilities become ill or are quarantined and in either or both events are therefore unable to work, our manufacturing operations could be subject to disruption. Further, if our manufacturers become unable to obtain necessary raw materials or components, we may incur higher supply costs or our manufacturers may be required to reduce production levels, either of which may negatively affect our financial condition or results of operations.
If the effects of COVID-19 cause our revenue to be reduced below the minimum we are required to maintain under a covenant in our Solar Loan Agreement, we could suffer a default under that agreement, which could have the effects described above under the heading “The terms of our Loan and Security Agreement with Solar Capital Ltd. (Solar Capital) require us to meet certain operating covenants and place restrictions on our operating and financial flexibility.”
The extent to which COVID-19 affects our results will depend on future developments that are highly uncertain and cannot be predicted, including actions to contain COVID-19 or treat its effect, among others.
Regulatory agencies may impose limitations on the indicated uses for which ILUVIEN may be marketed, which would be adverse to our business.
Regulatory agencies generally approve products for particular indications, or the conditions that make a particular treatment or procedure advisable. If a regulatory agency approves ILUVIEN for a limited indication, the size of our potential market for ILUVIEN will be reduced. ILUVIEN has received marketing authorization in numerous countries in the EEA and elsewhere in the world for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. In the U.S., Australia, Canada, Kuwait, Lebanon and the United Arab Emirates, the indication for ILUVIEN is different, as ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure. Either of these indications or future indications may limit the use of ILUVIEN to a narrower segment of the DME population than we believe is warranted. As a result, our potential revenues are now and may be in the future less that they would be with broader indications for ILUVIEN.
The manufacture and packaging of pharmaceutical products such as ILUVIEN are subject to the requirements of the FDA and similar foreign regulatory entities. If we or our third-party manufacturers fail to satisfy these requirements, our product development and commercialization efforts may be materially harmed.
The FDA and similar foreign regulatory agencies regulate the manufacture and packaging of pharmaceutical products such as ILUVIEN, which must be conducted in accordance with the FDA’s current Good Manufacturing Practices (cGMP) and comparable requirements of foreign regulatory agencies. Only a limited number of manufacturers that operate under these cGMP regulations are both capable of manufacturing ILUVIEN and willing to do so. If we or our third-party manufacturers fail to comply with applicable regulations, requirements or guidelines, the regulatory agencies could refuse to grant marketing approval of ILUVIEN or any future products or product candidates and could impose sanctions on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. Failure of our manufacturers to maintain compliance could interrupt the production of ILUVIEN, resulting in delays and additional costs that could significantly and adversely affect our business. Any significant delays in the manufacture of ILUVIEN or issues with the quality of the product could materially harm our business and prospects.
Changes in certain aspects of the manufacturing process or procedures require prior FDA review or approval of the manufacturing process and procedures in accordance with the FDA’s cGMP regulations. There are comparable foreign requirements as well. This review may be costly and time-consuming and could delay or prevent the launch of a product. If we elect to manufacture products at another facility or are required to do so (as is the case with Flextronics as noted above), we will transfer the manufacturing to a registered medical device manufacturing company to seek to ensure that the new facility and the manufacturing process comply with cGMP and comparable foreign regulations. Any such new facility would also be subject to inspection. In addition, we would be required to demonstrate by physical and chemical methods, which are costly and time consuming, that the product made at any new facility is equivalent to the product made at the former facility. The FDA or a foreign regulatory agency may require clinical testing to prove equivalency of the product manufactured at any new facility compared to the old facility, which would result in additional costs and delay.
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
ILUVIEN and any future products or product candidates may not remain commercially viable in the U.S. if we fail to obtain or maintain an adequate level of reimbursement for these products from any of the following: private insurers, the Medicare and Medicaid programs or other third-party payers.
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
In the U.S., the Medicare and Medicaid programs currently provide reimbursement for ILUVIEN, but the reimbursement amount for ILUVIEN could be modified in the future, and the types of patients for whom ILUVIEN is reimbursed could be reduced to a smaller subset of patients. In addition, in some states, Medicare reimburses physicians for less than the cost of ILUVIEN. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Comprehensive reforms to the U.S. healthcare system were recently enacted, including changes to the methods for, and amounts of, Medicare reimbursement. The current presidential administration and Congress have indicated they may further reform the Medicare program and the U.S. healthcare system, but they have not made any definitive proposals that allow us to gauge the impact of such potential reforms, if any, on our business and operations. Some of these changes and proposed changes and reforms could result in reduced reimbursement rates for ILUVIEN and our future product candidates, which would adversely affect our business strategy, operations and financial results. Our business could also be adversely affected if retinal specialists are not reimbursed for the cost of the procedure in which they administer ILUVIEN at a level that is satisfactory to them. Limitations on coverage could also be imposed at the local Medicare carrier level or by fiscal intermediaries. Our business could be materially adversely affected if the Medicare program, local Medicare carriers or fiscal intermediaries were to make such a determination and deny or limit the reimbursement of ILUVIEN. If the local contractors that administer the Medicare program are slow to reimburse retinal specialists for ILUVIEN, that delay could ultimately affect the timing of payments to us, which would in turn adversely affect our working capital.
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
We may experience pricing pressures in connection with the sale of ILUVIEN due to the potential healthcare reforms discussed above, as well as the trend toward programs aimed at reducing health care costs, the increasing influence of health maintenance organizations, additional legislative proposals and the economic health of the U.S. economy. If reimbursement for our products is unavailable, limited in scope or amount or if pricing is set at unsatisfactory levels, our business could be materially harmed.
ILUVIEN and any future products or product candidates may not be commercially viable in the European Economic Area if we fail to obtain or maintain an adequate level of reimbursement for these products from any of the following: governments, private insurers or other third-party payers.
In the EEA, each country has a different reviewing body that evaluates reimbursement dossiers submitted by marketing authorization holders of new drugs and then makes recommendations as to whether or not the drug should be reimbursed. In these countries, pricing negotiations with governmental authorities can take 12 months or longer after the receipt of regulatory approval. For example, in February 2017 we announced that the Italian government had published a change in the reimbursement status of ILUVIEN, allowing ILUVIEN to be hospital-administered and that ILUVIEN should be fully reimbursed for pseudophakic patients. The negotiation for this reimbursement change took more than 15 months. In some countries, to obtain reimbursement approval or pricing approval at a level that we believe is appropriate, we may be required to conduct a clinical trial that compares the cost-effectiveness of ILUVIEN to other available therapies. Limitations on reimbursement could be imposed at the national, regional or local level or by fiscal intermediaries in each country, either through the initial authorization process or at some point in the future.
In addition, due to price referencing within the EEA and certain other countries, existing pricing in our current markets could be negatively affected by a change in pricing in a country where we currently have reimbursement approval or by a new price in a country where we obtain reimbursement approval in the future. For example, in 2019 we gained pricing approval in France that is lower than our current established price in Portugal. Consequently, the Portuguese government reduced the published price for ILUVIEN. Such cross-border price referencing could have a material adverse effect on our business.
Our business could also be adversely affected if governments, private insurers or other reimbursing bodies or payers (a) limit the indications for reimbursement approval to a smaller subset than we believe ILUVIEN is effective in treating or (b) establish a limit on the frequency with which ILUVIEN may be administered that is less often than we believe would be effective. (An “indication” is a condition that makes a particular treatment or procedure advisable.) Those actions could limit our revenues and harm our business.
Failure to comply with government regulations regarding the sale and marketing of our products could harm our business.
Our and our distribution partners’ activities, including the sale and marketing of our products, are subject to extensive government regulation and oversight, including regulation under the federal Food, Drug and Cosmetic Act and other federal and state statutes, along with requirements in Europe, such as the Medicines Act of 1968 in the U.K. In the U.S., we are also subject to the provisions of the Federal Anti-Kickback Statute, the Federal False Claims Act and several similar state laws, which prohibit payments intended to induce physicians or others either to purchase or arrange for or recommend the purchase of healthcare products or services. While the federal law applies only to products or services for which payment may be made by a federal healthcare program, state laws may apply regardless of whether federal funds may be involved. These laws constrain the sales, marketing and other promotional activities of manufacturers of drugs by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians and other potential purchasers of drugs. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent, or are for items or services that were not provided as claimed. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance that can be substantial, including the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid).
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
Our international operations require significant management attention and financial resources. In addition, there are many risks inherent in international business activities, including:

•	extended collection timelines for accounts receivable and greater working capital requirements;

•	multiple legal systems and unexpected changes in legal requirements;

•	tariffs, export restrictions, trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	trade laws and business practices favoring local competition;

•	potential tax issues, including restrictions on repatriating earnings, resulting from multiple, conflicting and complex tax laws and regulations;

•	weaker intellectual property protection in some countries;

•	political instability, including war and terrorism or the threat of war and terrorism; and

•	adverse economic conditions, including the stability and solvency of business financial markets, financial institutions and sovereign nations.
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
We anticipate that in the near term our ability to generate revenues will depend almost entirely on our ability to continue the successful commercialization of ILUVIEN. We launched ILUVIEN in Germany and the U.K. in 2013, and in the U.S. and Portugal in 2015. We launched ILUVIEN in Ireland and Austria in 2017. A commercial launch of this size is a significant undertaking that requires substantial financial and managerial resources. We anticipate that our distributors in Italy, the Middle East, Spain and France will continue to generate revenues for us in 2020, if they are able to continue to successfully commercialize ILUVIEN in those territories.
As of January 31, 2020, we had 120 employees. As our commercialization plans and strategies evolve, we will need to further expand the size of our organization by recruiting additional managerial, operational, sales, marketing, financial and other personnel.
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
If we are not successful in recruiting and retaining sales and marketing personnel or in maintaining our sales and marketing infrastructure or if we do not successfully enter into additional collaboration arrangements with third parties, we will have difficulty commercializing ILUVIEN or any future products or product candidates, which would adversely affect our business, operating results and financial condition. In the first six months of 2019, our revenues in the U.S. market were negatively affected by a competitor’s hiring some of our key sales personnel.
Additionally, we may encounter unexpected or unforeseen delays in expanding our commercial operations that delay the commercial launch in one or more countries in which ILUVIEN has received marketing authorization. These delays may increase the cost of and the resources required for successful commercialization of ILUVIEN. Further, a delay in the commercial launch of ILUVIEN could result in the withdrawal of our marketing or regulatory authorization for ILUVIEN in certain jurisdictions, including certain EU member states where ILUVIEN has already received marketing authorization.
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
Any regulatory approval is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the applicable regulatory authorities, including the FDA in the U.S. and various regulatory authorities in Europe. In addition to approval required for new formulations, any new indication for an approved product also requires regulatory approval. If we are unable to obtain regulatory approval for any desired future indications for our products, our ability to effectively market and sell our products may be reduced and our opportunity for future growth could be limited.
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
Many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products, some of which may target the same indications as ILUVIEN or any future products or product candidates. Our competitors include larger, more established, fully integrated pharmaceutical companies and biotechnology companies that have substantially greater capital resources, existing competitive products, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater marketing capabilities than we do. Each of Genentech, Novartis, Regeneron, Allergan, and Abbvie provides a short-term therapy that competes with ILUVIEN.
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
We depend on the principal members of our management team, including Richard S. Eiswirth, Jr., our President and Chief Executive Officer, Philip Ashman, Ph.D., our Chief Operating Officer and Senior Vice President Commercial Operations Europe, J. Philip Jones, our Chief Financial Officer, David Holland, our Chief Marketing Officer and Senior Vice President Corporate Communications and Managed Markets, and Dr. Samer Kaba, Chief Medical Officer. These executives have significant ophthalmic, regulatory industry, sales and marketing, operational and/or corporate finance experience. The loss of any such executives or any other principal member of our management team may impair our ability to identify, develop and market ILUVIEN and any future ophthalmic products or product candidates.
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
We have incurred operating losses in each year since our inception and may continue to incur losses.
To date we have incurred recurring losses and negative cash flow from operations, and we have accumulated a deficit of $387,570,000 from our inception through December 31, 2019. Our ability to achieve profitability and positive cash flow depends on our ability to maintain revenue and contain our expenses. However, ILUVIEN is our only product currently approved for commercial sale, and as a result, we are uncertain if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to maintain revenue and achieve profitability depends on our ability to continue to successfully market and sell ILUVIEN in the geographic areas where we or our distributors sell ILUVIEN. We cannot assure you that we will be profitable even if we successfully commercialize ILUVIEN or future products or product candidates. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.
Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. In that regard, the audit report issued by our independent registered public accounting firm for the audit of our 2019 financial statements includes an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.
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
We expect our operating results and cash flows to continue to be subject to quarterly fluctuations. The revenues we generate and our operating results will be affected by numerous factors, including:

•	the ongoing commercial success of ILUVIEN (or lack thereof);

•	inconsistent timing and ordering patterns from our U.S. distributors;

•	seasonality caused by insurance renewals for patients in the U.S. and by doctor and or patient absences due to holidays and vacations;

•	sales, marketing and medical affairs expenses;

•	the timing and amount of royalties, milestone payments or product purchases by our distributors;

•	our ability to obtain regulatory approval of ILUVIEN in additional jurisdictions or for additional indications;

•	regulatory developments affecting ILUVIEN, our future product candidates or our competitors’ products;

•	the emergence of products or treatments that compete with ILUVIEN;

•	variations in the level of expenses related to our products or future development programs;

•	the status of our clinical development programs;

•	our execution of collaborative, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements;

•	any lawsuit or intellectual property infringement in which we are or may become involved; and

•	the timing and recognition of stock-based compensation expense.
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
As of December 31, 2019, we had U.S. federal and state net operating loss (NOL) carry-forwards of approximately $125.8 million and $173.0 million, respectively, which expire at various dates beginning in 2020 through 2039, subject to further limitation based upon the final results of our Internal Revenue Code sections 382 and 383 analyses. Sections 382 and 383 of the Internal Revenue Code limit the annual use of NOL carry-forwards and tax credit carry-forwards, respectively, following an ownership change. NOL carry-forwards may be subject to annual limitations under Section 382 (or comparable provisions of state law) if certain changes in ownership of our company were to occur. In general, an ownership change occurs for purposes of Section 382 if there is a more than 50% change in ownership of a company over a 3-year testing period. We have determined that a Section 382 change in ownership occurred in December of 2015. As a result of this change in ownership, we estimated that approximately $18.6 million of our federal NOLs and approximately $382,000 of federal tax credits generated prior to the change in ownership will not be utilized in the future. We are currently in the process of refining and finalizing these calculations, and upon finalization, will determine if a write-off is necessary. The reduction to our NOL deferred tax asset due to the annual Section 382 limitation and the NOL carryforward period would result in an offsetting reduction in valuation allowance recorded against the NOL deferred tax asset. Therefore, the limitation does not affect the statements of operations for the periods presented. Any future changes in our ownership or sale of our stock could further limit the use of our NOLs in the future. If we need to obtain alternative or additional financing to meet our liquidity requirements under our 2019 Solar Loan Agreement and we raise those funds by selling additional equity, this could further limit the use of our NOLs in the future.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, pursuant to Section 404 of the Sarbanes-Oxley Act (Section 404), we are required to perform system and process evaluation and testing of our internal controls over financial reporting. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires us to incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group. Moreover, if we are unable to comply with the requirements of Section 404 in a timely manner or if we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC, Nasdaq or other regulatory authorities, which would require additional financial and management resources.
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
Our internal information technology systems, or those of our third-party contract research organizations (CROs) or other contractors or consultants, may fail or suffer security breaches, loss or leakage of data and other disruptions, which could result in a material disruption of certain parts of our business, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.
We depend on information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information, including intellectual property, proprietary business information and personal information. We must maintain the confidentiality and integrity of that confidential information. We also have outsourced elements of our operations to third parties, and as a result we work with a number of third-party contractors that have access to some of our confidential information.
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
Economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control. Sales of our products will depend, in large part, on reimbursement from government health administration authorities, private health insurers, distribution partners and other organizations in the U.S., Germany, Portugal and the U.K. and other countries. Negative trends in the general economy in any of the jurisdictions in which we may do business may cause these organizations to be unable to satisfy their reimbursement obligations or to delay payment. In addition, health authorities in some jurisdictions may reduce reimbursements, and private insurers may increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could negatively affect our product sales and revenue.
In addition, we rely on third parties for several important aspects of our business. During challenging and uncertain economic times and in tight credit markets, there may be a disruption or delay in the performance of our third-party contractors, suppliers or partners. If those third parties are unable to satisfy their commitments to us, our business and results of operations would be adversely affected. We sell to two large pharmaceutical distributors in the U.S. and they accounted for 60% and 69% of our consolidated revenues for the years ended December 31, 2019 and 2018, respectively.
The term loan under our Solar Loan Agreement matures on July 1, 2024, and our interest rate is based on LIBOR. As a result, we are exposed to the risks associated with the discontinuation of LIBOR by the anticipated January 1, 2022 deadline.
The term loan under our Solar Loan Agreement matures on July 1, 2024, and our interest rate is based on LIBOR, which is expected to be discontinued by January 1, 2022. LIBOR may be replaced by the Secured Overnight Financing Rate, or SOFR, or other benchmark rates over the next several years. The 2019 Solar Loan Agreement includes fallback language that seeks to facilitate an agreement with our lenders on a replacement rate for LIBOR in the event of its discontinuance. We cannot predict what reference rate would be agreed upon or what the impact of any such replacement rate would be to our interest expense, but such changes could result in increased interest expense on our 2019 Solar Loan, and increased borrowing costs in the future. Although the impact is uncertain at this time, the elimination of LIBOR could have an adverse impact on our business, results of operations, or financial condition.
The U.K.’s leaving the EU, or “Brexit,” could have a material adverse effect on us.
On June 23, 2016, the U.K. held a referendum and voted in favor of leaving the European Union (Brexit). The U.K. formally left the EU on January 31, 2020, subject to a transition period ending December 31, 2020. The process of preparing for Brexit has created political and economic uncertainty, particularly in the U.K. and the EU, and this uncertainty may last for years, even though the U.K. has now left the EU. Our business in the U.K., the EU and in other parts of the world could be adversely affected by Brexit in many ways, only some of which we can identify.
We currently operate in Europe through two subsidiary companies, one based in the U.K. and the other based in the Republic of Ireland. The two subsidiary companies work very closely to cover our operations in Europe as a whole, which provides us with certain operational and other benefits when conducting business in the EU. Nevertheless, the U.K.’s withdrawal from the EU could adversely affect our ability to realize those benefits, and we may incur costs and suffer disruptions in our European operations as a result, including changing our base of operations or part of our operations from the U.K. to another country in the EU.
Brexit may continue to cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the U.K., Europe or globally, which could adversely affect our operating results and growth prospects. Our business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the U.K. These possible negative impacts, and others resulting from the U.K.’s actual withdrawal from the EU, may adversely affect our operating results and growth prospects.
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
ILUVIEN has received marketing authorization in the U.S., in numerous other countries in Europe and in other places in the world as described above in “Business - Overview.” We sell ILUVIEN directly in the U.S., Germany, the U.K., Portugal, Ireland and Austria. Our distributors will continue to sell ILUVIEN in France, Italy and Spain in 2020. When we received marketing authorization in the remaining countries in the EEA, those marketing authorizations required that we sell at least one ILUVIEN in those countries within three years or our license in those countries could be revoked unless we negotiate to extend the deadline. We intend to either sell one ILUVIEN in each of those countries or negotiate to extend the deadline, but we may not be able to make such a sale or extend the deadline, in which case our license in that country could be revoked. If our license in any of these countries is revoked, we will need to pursue marketing authorization again for that country, and we may be unsuccessful in that effort.
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
We may be adversely affected by the expiration of patents that protect key aspects of ILUVIEN in the near- to medium-term.
The patent rights relating to ILUVIEN licensed to us from EyePoint include one U.S. patent that expired in March 2019 and six U.S. patents that will expire between April 2020 and August 2027, two European patents that expire in April 2021 and October 2024 and counterpart filings to these patents in a number of other jurisdictions. No patent term extension will be available for any of these U.S. patents, European patents or any of our licensed U.S. or European pending patent applications. After these patents expire in August 2027 in the U.S. and October 2024 in Europe, we will not be able to block others from marketing FAc in an implant similar to ILUVIEN.
We rely on patent, trademark and other intellectual property protection in the discovery, development, manufacturing and sale of our products. In particular, patent protection is, in the aggregate, important in our marketing of pharmaceutical products in the United States and most major markets outside of the United States. Patents covering our products normally provide market exclusivity, which is important for the profitability of many of our products.
As patents for certain of our products expire, we will or could face competition from lower priced generic or biosimilar products. The expiration or loss of patent protection for a product typically is followed promptly by substitutes that may significantly reduce sales for that product in a short amount of time. If our competitive position is compromised because of generics, biosimilars or otherwise, it could have a material adverse effect on our business and results of operations. In addition, proposals emerge from time to time for legislation to further encourage the early and rapid approval of generic drugs or biosimilars. Any such proposals that are enacted into law could increase the impact of generic competition.
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
RISKS RELATED TO THE OWNERSHIP OF OUR COMMON STOCK
If we seek to raise additional capital, we may be unable to do so on commercially reasonable terms, the terms on which we obtain the capital may restrict our operations and if the capital we raise is equity or a debt security that is convertible into equity, our stockholders’ investment could be diluted.
For the reasons described above, we may need to raise alternative or additional financing to fund our operations and support growth. General market conditions or the market price of our common stock may not support capital-raising transactions such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may depend on our stock being quoted on the Nasdaq Stock Market or upon obtaining stockholder approval. There can be no assurance that we will be able to regain compliance for continued listing on Nasdaq as we expect, that we will be able to satisfy the criteria for continued listing on Nasdaq in the future or that we will be able to obtain stockholder approval for a capital raise if it is necessary under applicable Nasdaq rules that require capital raises over a certain size to be approved by stockholders. If we need additional financing, we may seek to fund our operations through the sale of equity securities, additional debt financing and strategic collaboration agreements. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders.
If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. If we attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining those agreements, or in receiving milestone or royalty payments under those agreements. If we raise additional funds by incurring additional debt (assuming Solar Capital would permit such debt, which would be subordinated to the debt outstanding under our Solar Loan Agreement), the terms of the debt may include significant installment payments as well as covenants and specific financial ratios that may restrict our ability to commercialize ILUVIEN or any future products or product candidates or otherwise successfully operate our business.
We are currently not in compliance with the continued listing requirements of The Nasdaq Stock Market (Nasdaq). We believe that Nasdaq will concur with our view that our revenue and total assets as of December 31, 2019 enable us to regain continued listing compliance. If Nasdaq does not concur with our view, however, our common stock could be delisted from The Nasdaq Global Market, which could materially reduce the liquidity of our common stock and have an adverse effect on its market price.
Our common stock trades on The Nasdaq Global Market, which we believe helps support and maintain liquidity for our stock. Companies whose shares are listed on The Nasdaq Global Market, however, are subject to various rules and requirements imposed by Nasdaq that a listed company must satisfy to continue having its stock listed on the exchange. We received notice in September 2019 from The Nasdaq Stock Market (Nasdaq) that, for the last 30 consecutive trading days before the date of the notice, the Market Value of Listed Securities (MVLS) for our common stock was below the minimum MVLS of $50,000,000 required for continued listing on The Nasdaq Global Market. We have not regained compliance with Nasdaq’s minimum MVLS requirement, and our 180-day compliance period expires on March 9, 2020. However, Nasdaq has three alternate standards for continued listing, and we expect to regain compliance with Nasdaq’s continued listing standards by qualifying under a different listing standard that requires a listed company’s revenue and total assets in each case to exceed $50 million (the Total Assets/Total Revenue Standard). Based on our revenue and total assets as reflected on the audited consolidated financial statements included in this Annual Report on Form 10-K, we believe that we meet the Total Assets/Total Revenue Standard. If Nasdaq concurs with our view as we expect, the Listing Qualifications Department of Nasdaq will send us a letter to that effect. We expect the letter to state that we have complied with the Total Assets/Total Revenue Standard and therefore our failure to comply with the minimum MVLS requirement will no longer affect our continued listing. We will not be able to confirm that we have regained compliance, however, until we receive a letter to that effect from the Listing Qualifications Department of Nasdaq.
For our common stock to remain listed on The Nasdaq Global Market, we must meet either (a) the Total Assets/Total Revenue Standard, (b) the Market Value Standard (which would require us to meet the minimum MVLS requirement) or (c) the Equity Standard, which is based on stockholders’ equity. Because we currently do not meet the Market Value Standard or the Equity Standard, we can regain compliance in the near future only by complying with the Total Assets/Total Revenue Standard. If we were to fail to regain compliance with Nasdaq’s continued listing requirements, our shares could be delisted from The Nasdaq Global Market, which could materially reduce the liquidity of our common stock and have an adverse effect on its market price. If our common stock is delisted from Nasdaq, the only established trading market for our common stock would be eliminated and we would be forced to list our shares on the OTC Markets or another quotation medium, depending on our ability to meet the specific listing requirements of those quotation systems. As a result, an investor would likely find it more difficult to trade, or to obtain accurate price quotations for, our shares. Delisting would likely also reduce the visibility, liquidity and value of our common stock, including as a result of reduced institutional investor interest in our company, and may increase the volatility of our common stock. Delisting could also cause a loss of confidence of potential industry partners, lenders and employees, which could further harm our business and our future prospects.
We cannot provide any assurances, however, that we will be able to regain and maintain compliance with the continued listing standards. Our statements in this risk factor that we expect to regain compliance with the continued listing standards are forward-looking statements. We may not regain compliance, and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors that could cause actual results to differ include our inability to meet the Total Assets/Total Revenue Standard as interpreted by Nasdaq.

Our stock price has been and may continue to be volatile, and the value of an investment in our common stock may decline.
The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section and those that are summarized in Special Note Regarding Forward-Looking Statements and Projections.”
From time to time, we estimate the timing of the accomplishment of various regulatory, scientific, clinical and other product development goals or milestones. These milestones may include:

•	the submission of regulatory filings,

•	the notification of the results of regulatory filings,

•	the anticipated commercial launch of ILUVIEN in various new jurisdictions or for new or expanded indications,

•	any future products or product candidates and

•	the commencement or completion of scientific studies and clinical trials.
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
In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies, including us. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been initiated against these companies. This litigation, if brought against us, could result in substantial costs and a diversion of our management’s attention and resources.
Holders of our Series A Convertible Preferred Stock have the ability to significantly influence the outcome of matters submitted for stockholder approval and may have interests that differ from those of our other stockholders.
The terms of the Series A Convertible Preferred Stock provide that certain corporate actions require the prior consent of the holders of at least 70% of the then outstanding shares of Series A Convertible Preferred Stock. As a result, there may be actions that management and the holders of a majority of our outstanding voting power may approve but that the holders of our Series A Convertible Preferred Stock may elect to block.
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
In addition to our outstanding common stock, as of December 31, 2019, we were obligated to issue: (a) a total of 871,472 shares of common stock upon the exercise of outstanding common stock options (b) a total of 36,763 shares of common stock upon the vesting of restricted stock units (RSUs); and (c) a total of 119,712 shares of common stock upon the exercise of outstanding common stock warrants. Upon the exercise of the stock options and vesting of the RSUs in accordance with their respective terms, the shares so acquired may be resold freely, subject to restrictions imposed on our affiliates under the SEC’s Rule 144. The shares acquired upon exercise of warrants can be sold under Rule 144. If significant sales of these shares occur in short periods, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms.
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
Pursuant to our 2019 Omnibus Incentive Plan, our board of directors is authorized to grant various types of equity-based awards, including stock options and RSUs, to our employees, directors and consultants. As of January 1, 2020, a total of 464,561 shares of our common stock were available for issuance under new awards granted under our 2019 Omnibus Incentive Plan.
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

•
authorize or approve any increase to the number of aggregate shares of capital stock reserved for issuance pursuant to stock option, stock purchase plans or other equity incentive plans such that the total aggregate number of shares issued under such plans and reserved for issuance under such plans (on an as-converted basis)

exceeds the number of shares issued and reserved for issuance under such plans (on an as-converted basis) on the date of the closing of the Series A Convertible Preferred Stock financing by more than 20% (as adjusted for stock splits, combinations, stock dividends, recapitalizations and the like);

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
In our U.S. segment, our U.S. headquarters are located in Alpharetta, Georgia, consisting of approximately 18,000 square feet of office space. Our lease for this facility expires in September 2021. In our international segment, we lease approximately 1,000 square feet of office space in each of Dublin, Ireland, Berlin, Germany, and Lisbon, Portugal, and approximately 6,000 square feet of office space in Aldershot, U.K. Our leases for these facilities in Ireland, Germany and Portugal expire in June 2020, June 2021 and March 2020, respectively. Our lease for the UK facility expires in December 2024. We anticipate that following the expiration of the leases, we will be able to lease additional or alternative space at commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been trading on The Nasdaq Global Market (Nasdaq) under the symbol “ALIM” since our IPO on April 22, 2010.

Stockholder Data
As of February 27, 2020, there were 25 holders of record of our common stock, and there were 4,965,949 shares of our common stock issued and outstanding.

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
Recent Sales of Unregistered Securities
In 2017, 2018 and 2019, we did not sell any shares of stock that were not registered under the Securities Act of 1933, as amended, other than those sales previously reported in a Current Report on Form 8-K.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our audited annual consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. For further information regarding forward-looking statements, please refer to the “Special Note Regarding Forward-Looking Statements and Projections” at the beginning of Part I of this Annual Report on Form 10-K.
Overview
Alimera Sciences, Inc., and its subsidiaries (we, our or us), is a pharmaceutical company that specializes in the commercialization and development of prescription ophthalmic pharmaceuticals. We presently focus on diseases affecting the back of the eye, or retina, because these diseases are not well treated with current therapies and affect millions of people in our aging populations.
ILUVIEN
Our only product is ILUVIEN®, which has received marketing authorization and reimbursement approval in numerous countries for the treatment of DME. In the U.S. and certain other countries outside Europe, ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure. In 17 countries in Europe, ILUVIEN is indicated for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. ILUVIEN is also now indicated in 16 countries in Europe for prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment of the eye (NIU-PS). See “Business - Overview” above.
We market ILUVIEN directly in the U.S., Germany, the U.K., Portugal, Austria and Ireland. In addition, we have entered into various agreements under which distributors are providing or will provide regulatory, reimbursement and sales and marketing support for ILUVIEN in Belgium, France, Italy, Luxembourg, the Netherlands, Spain, Australia, New Zealand, Canada and several countries in the Middle East. As of December 31, 2019, we have recognized sales of ILUVIEN to our international distributors in the Middle East, France, Italy and Spain.
Accumulated Deficit
We commenced operations in June 2003. Since our inception we have incurred significant losses. As of December 31, 2019, we had accumulated a deficit of $387.6 million. We expect to incur additional expenses as we pursue our business strategy. See “Business - Business Strategy” above.
As of December 31, 2019, we had approximately $9.4 million in cash and cash equivalents.
License Agreement with EyePoint Pharmaceuticals US, Inc.
In July 2017, we amended and restated our license agreement with EyePoint Pharmaceuticals US, Inc. (EyePoint), formerly known as pSivida US, Inc., which was made effective July 1, 2017 (the New Collaboration Agreement). Under the New Collaboration Agreement, we have rights to the technology underlying ILUVIEN for the treatment of uveitis, including NIU-PS, in Europe, the Middle East and Africa. The New Collaboration Agreement converted our previous profit share obligation to a royalty payable on global net revenues of ILUVIEN. We began paying a 2% royalty on net revenues and other related consideration to EyePoint effective July 1, 2017. The royalty amount increased to 6% as of December 12, 2018. We will pay an additional 2% royalty on global net revenues and other related consideration in excess of $75.0 million in any year. During 2019 and 2018, we recognized approximately $2,158,000 and $998,000 of royalty expense, respectively.
Following the signing of the New Collaboration Agreement, we retained a right to offset $15.0 million of future royalty payments. In March 2019, pursuant to the New Collaboration Agreement, we forgave $5,000,000 of the Future Offset in connection with the approval of ILUVIEN for NIU-PS in the U.K. As of December 31, 2019, the balance of the Future Offset was approximately $8,858,000. (See Note 10 of our notes to consolidated financial statements below.)
Solar Capital Loans and Related Agreements
On January 5, 2018, we entered into a $40.0 million Loan and Security Agreement (the 2018 Solar Loan Agreement) with Solar Capital Ltd. (Solar Capital). Under the 2018 Solar Loan Agreement, we borrowed the entire $40.0 million as a term loan that was scheduled to mature on July 1, 2022 (the 2018 Solar Loan). We used the proceeds of the 2018 Solar Loan to refinance the then outstanding loan (the Hercules Loan) under our previous loan agreement with Hercules Capital, Inc. (the Hercules Loan Agreement) and to pay closing expenses associated with the 2018 Solar Loan Agreement. On December 31, 2019, we refinanced the 2018 Solar Loan Agreement by entering into a $45.0 million Loan and Security Agreement (the 2019 Solar Loan Agreement) with Solar Capital. Under the 2019 Solar Loan Agreement, we borrowed $42.5 million on December 31, 2019 and $2.5 million on February 21, 2020 (the 2019 Solar Loan). The 2019 Solar Loan matures on July 1, 2024. We used the initial proceeds of the 2019 Solar Loan to pay off the 2018 Solar Loan, along with related prepayment, legal and other fees and expenses totaling approximately $2.3 million, which included a $1.8 million fee to Solar Capital upon repayment of the 2018 Solar Loan that was previously accrued and a $400,000 prepayment fee to Solar Capital that was capitalized as deferred financing costs.
We expect to use the remaining proceeds of the 2019 Solar Loan to provide additional working capital for general corporate purposes. (See Note 11 of our notes to consolidated financial statements below.)
Sources of Revenues
Our revenues for the fiscal years ended December 31, 2019 and 2018 were generated from product sales primarily in the U.S., Germany and the U.K. In the U.S., two large pharmaceutical distributors accounted for 60% and 69% of our consolidated revenues for the years ended December 31, 2019 and 2018, respectively. These U.S.-based distributors purchase ILUVIEN from us, maintain inventories of ILUVIEN and sell downstream to physician offices, pharmacies and hospitals. Internationally, in countries where we sell direct, our customers are hospitals, clinics and pharmacies. We sometimes refer to physician offices, pharmacies, hospitals and clinics as end users. In international countries where we sell to distributors, these distributors maintain inventory levels of ILUVIEN and sell to their customers.
Reverse Stock Split Effective November 14, 2019
On November 14, 2019, we filed a certificate of amendment to our restated certificate of incorporation with the Secretary of State of the State of Delaware, which effected a one-for-15 reverse stock split (the “reverse split”) of our issued and outstanding shares of common stock at 5:01 PM Eastern Time on that date. As a result of the reverse split, every 15 shares of common stock issued and outstanding were converted into one share of common stock. No fractional shares were issued in connection with the reverse split. Stockholders who would otherwise have been entitled to a fractional share of common stock instead received a cash payment equal to such fraction multiplied by the average of the closing sales prices of the common stock (as adjusted to give effect to the reverse split) on The Nasdaq Global Market for the five consecutive trading days immediately preceding the effective date.
The reverse split did not change the par value of the common stock or the authorized number of shares of common stock. The reverse split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in our equity (other than as a result of the payment of cash in lieu of fractional shares). All outstanding options, preferred stock, restricted stock units, warrants and other securities entitling their holders to purchase or otherwise receive shares of Alimera’s common stock have been adjusted as a result of the reverse split, as required by the terms of each security. The number of shares available to be awarded under our 2019 Omnibus Incentive Plan and the number of shares that are purchasable under our 2010 Employee Stock Purchase Plan have also been appropriately adjusted. The common stock began trading on The Nasdaq Global Market on a post-reverse split basis on November 15, 2019. The reverse split permitted us to regain compliance with Nasdaq’s “minimum bid price” requirement for continued listing, which requires that the bid price of the stock of a listed company be at least $1.00 per share.
Failure to Comply with Nasdaq Continued Listing Requirement
Our common stock trades on The Nasdaq Global Market, which we believe helps support and maintain liquidity for our stock. Companies whose shares are listed on The Nasdaq Global Market, however, are subject to various rules and requirements imposed by Nasdaq that a listed company must satisfy to continue having its stock listed on the exchange. We received notice in September 2019 from The Nasdaq Stock Market (Nasdaq) that, for the last 30 consecutive trading days before the date of the notice, the Market Value of Listed Securities (MVLS) for our common stock was below the minimum MVLS of $50,000,000 required for continued listing on The Nasdaq Global Market. We have not regained compliance with Nasdaq’s minimum MVLS requirement, and our 180-day compliance period expires on March 9, 2020. Nasdaq has three alternate standards for continued listing, and we expect to regain compliance with Nasdaq’s continued listing standards by qualifying under a different listing standard that requires a listed company’s revenue and total assets in each case to exceed $50 million (the Total Assets/Total Revenue Standard). Based on our revenue and total assets as reflected on the audited consolidated financial statements included in this Annual Report on Form 10-K, we believe that we meet the Total Assets/Total Revenue Standard. If Nasdaq concurs with our view as we expect, the Listing Qualifications Department of Nasdaq will send us a letter to that effect. We expect the letter to state that we have complied with the Total Assets/Total Revenue Standard and therefore our failure to comply with the minimum MVLS requirement will no longer affect our continued listing. We will not be able to confirm that we have regained compliance, however, until we receive a letter to that effect from the Listing Qualifications Department of Nasdaq.
We cannot provide any assurances, however, that we will be able to regain compliance with the continued listing standards. Our statements in this section that we expect to regain compliance with the continued listing standards are forward-looking statements. We may not regain compliance, and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors that could cause actual results to differ include our inability to meet the Total Assets/Total Revenue Standard as interpreted by Nasdaq. For more information about this topic, see the first risk factor under the heading “Risk Factors - Risks Related to the Ownership of Our Common Stock” above.
Results of Operations - Year ended December 31, 2019 compared to year ended December 31, 2018

	Years Ended December 31,
	2019	2018
	(In thousands, except share and per share data)
NET REVENUE	$53,943	$46,599
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(6,626)	(4,308)
GROSS PROFIT	47,317	42,291

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	10,992	11,274
GENERAL AND ADMINISTRATIVE EXPENSES	13,954	14,525
SALES AND MARKETING EXPENSES	25,004	23,517
DEPRECIATION AND AMORTIZATION	2,641	2,645
OPERATING EXPENSES	52,591	51,961
NET LOSS FROM OPERATIONS	(5,274)	(9,670)

INTEREST EXPENSE AND OTHER	(4,869)	(4,775)
UNREALIZED FOREIGN CURRENCY LOSS, NET	(84)	(65)
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	(1,766)
NET LOSS BEFORE TAXES	(10,227)	(16,276)
PROVISION FOR TAXES	(216)	(106)
NET LOSS	(10,443)	(16,382)
GAIN ON EXTINGUISHMENT OF PREFERRED STOCK	—	$38,330
NET (LOSS) INCOME AVAILABLE TO STOCKHOLDERS	$(10,443)	$21,948
NET (LOSS) INCOME PER SHARE — Basic (Note 2)	$(2.19)	$3.74
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic	4,770,204	5,866,809
NET (LOSS) INCOME PER SHARE — Diluted (Note 2)	$(2.19)	$3.71
WEIGHTED AVERAGE SHARES OUTSTANDING — Diluted	4,770,204	5,915,872
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
Net revenue increased by approximately $7.3 million, or 16%, to approximately $53.9 million for 2019, compared to approximately $46.6 million for 2018. The increase was primarily attributable to the new and existing markets in which we sell to our international distributors. We also increased our sales volume in the U.S. and the countries in our international segment where we sell direct.

Cost of Goods Sold, Excluding Depreciation and Amortization, and Gross Profit
Gross profit is affected by costs of goods sold, which includes costs of manufactured goods sold and royalty payments to EyePoint under the New Collaboration Agreement. Additionally, cost of goods sold by our international distributors fluctuates depending on the revenue share attributable to the respective contract.
Cost of goods sold, excluding depreciation and amortization increased by approximately $2.3 million, or 53%, to approximately $6.6 million for 2019, compared to approximately $4.3 million for 2018. The increase was primarily attributable to our increased sales volume and an increase in royalty expense payable on our global net revenue as a result of the increased royalty percentage payable to EyePoint.
Gross profit increased by approximately $5.0 million, or 12%, to approximately $47.3 million for 2019, compared to approximately $42.3 million for 2018. Gross margin was 88% and 91% for 2019 and 2018, respectively. As our revenues to our international distributors increase and our royalty expense payable to EyePoint increases, we expect our gross margin to decrease.
Research, Development and Medical Affairs Expenses
Currently, our research, development and medical affairs expenses are primarily focused on activities that support ILUVIEN and include salaries and related expenses for research and development and medical affairs personnel, including medical science liaisons. Our research, development and medical affairs expenses also include costs related to the provision of medical affairs support, including symposia development for physician education, and costs related to compliance with FDA, EEA or other regulatory requirements. We expense both internal and external development costs as they are incurred.
Research, development and medical affairs expenses decreased by approximately $300,000, or 3%, to approximately $11.0 million for 2019, compared to approximately $11.3 million for 2018. The decrease was primarily attributable to decreases of approximately $610,000 in clinical studies as we are approaching the termination of our ongoing clinical studies, $280,000 in stability studies and approximately $160,000 of scientific communications costs. This decrease was partially offset by increases of approximately $580,000 in consultant expenses primarily due to staff turnover, and $190,000 in safety and quality costs.
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
General and administrative expenses decreased by approximately $500,000, or 3%, to approximately $14.0 million for 2019, compared to approximately $14.5 million for 2018. The decrease was primarily attributable to decreases of approximately $940,000 in non-cash stock-based compensation expenses and approximately $620,000 for a one-time non-cash accrued severance expense incurred in 2018 due to the transition of our previous chief executive officer to a consulting role. This decrease was partially offset by increases of approximately $480,000 in logistics and supply chain costs and $400,000 in legal fees; both in part are attributable to Brexit preparation.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of third-party service fees and compensation for employees for the commercial promotion, the assessment of the commercial opportunity of, the development of market awareness for, the pursuit of reimbursement approval for and the commercialization of ILUVIEN, including launch plans for ILUVIEN in new markets. Other costs include professional fees associated with developing plans for ILUVIEN or any future products or product candidates and maintaining public relations.
Sales and marketing expenses increased by approximately $1.5 million, or 6%, to approximately $25.0 million for 2019, compared to approximately $23.5 million for 2018. The increase was primarily attributable to increases of approximately $970,000 in marketing costs, the largest component of which was associated with the launch of our direct-to-patient advertising pilot program in the U.S., and approximately $240,000 in market access costs.

Operating Expenses
As a result of the changes in expenses described above, total operating expenses increased by approximately $600,000, or 1%, to approximately $52.6 million for 2019, compared to approximately $52.0 million for 2018. The increase was primarily attributable to an approximately $1.5 million increase in sales and marketing expenses, partially offset by decreases of $500,000 in general and administrative expenses and $300,000 in research, development and medical affairs expenses as described above.
Interest Expense and Other
As described in our Overview above, we entered into the 2018 Solar Loan Agreement on January 5, 2018, which we refinanced with the 2019 Solar Loan Agreement on December 31, 2019. For 2018 and 2019, interest expense consisted primarily of interest and amortization of deferred financing costs and debt discounts associated with our outstanding debt under the 2018 Solar Loan Agreement. Interest income consisted primarily of interest earned on our cash, cash equivalents and investments.
Interest expense and other. Interest expense and other increased by approximately $100,000, or 2%, to approximately $4.9 million for 2019, compared to approximately $4.8 million for 2018.
Loss on Early Extinguishment of Debt
We recorded a loss on early extinguishment of debt of approximately $1.8 million during 2018 as a result of our refinancing the Hercules Loan by entering into the 2018 Solar Loan Agreement on January 5, 2018. We accounted for the December 31, 2019 refinancing of the 2018 Solar Loan Agreement with the 2019 Solar Loan Agreement as a modification, and as such, we did not incur a loss on extinguishment of debt in 2019.
Gain on Extinguishment of Preferred Stock
On September 4, 2018, we entered into and closed a Series B Preferred Stock Exchange Agreement (Exchange Agreement) with the holders of all of the outstanding approximately 8,416 shares of Series B Preferred Stock. Under the Exchange Agreement, the holders of Series B Preferred Stock exchanged their shares of Series B Preferred Stock for an aggregate of 10,150 shares of Series C Convertible Preferred Stock, par value $0.01 per share (Series C Preferred Stock). We determined that the Exchange Agreement resulted in an extinguishment of the Series B Preferred Stock. As a result, we recognized a gain of $38,330,000 on the extinguishment of preferred stock during 2018. (See Note 13 of our notes to consolidated financial statements below.)
Basic and Diluted Net Income (Loss) Applicable to Common Stockholders per Share of Common Stock
We follow FASB Accounting Standards Codification (ASC), Earnings Per Share (ASC 260), which requires the reporting of both basic and diluted earnings per share. Because our preferred stockholders participate in dividends equally with common stockholders (if we were to declare and pay dividends), we use the two-class method to calculate EPS. However, our preferred stockholders are not contractually obligated to share in losses.
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
We had net income available to stockholders for 2018 due to the gain on extinguishment of preferred stock. (See Note 13 of our notes to consolidated financial statements below.)

Basic and diluted earnings per share attributable to shares of common stock and shares of preferred stock that are convertible into common stock (participating securities) are as follows:

	Years Ended December 31,
	2019	2018
	(In thousands, except share and per share data)
Net (loss) income available to stockholders	$(10,443)	$21,948
Allocation of undistributed (loss) income:
(Loss) income attributable to common stock	$(10,443)	$17,459
Income attributable to participating securities	$—	$4,489

Basic shares:
Weighted average common shares	4,770,204	4,666,856
Weighted average participating shares	—	1,199,953
Total basic weighted average shares	4,770,204	5,866,809

Diluted shares:
Weighted average common shares	4,770,204	4,666,856
Dilutive weighted average shares	—	49,063
Total dilutive weighted common shares	4,770,204	4,715,919
Weighted average participating shares	—	1,199,953
Total dilutive weighted average shares	4,770,204	5,915,872

Basic EPS	$(2.19)	$3.74
Diluted EPS	$(2.19)	$3.71
Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either classified as participating or would have been anti-dilutive, totaled approximately 2.3 million and 0.9 million for 2019 and 2018, respectively.
Potentially dilutive common stock equivalents are excluded from the diluted earnings per share denominator for periods of net loss because of their anti-dilutive effect. Therefore, for 2019, the weighted average shares used to calculate both basic and diluted loss per share were the same.

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
U.S. Segment

	Years Ended December 31,
	2019	2018
	(In thousands)
NET REVENUE	$32,283	$31,966
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(3,487)	(2,875)
GROSS PROFIT	28,796	29,091

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	5,943	6,457
GENERAL AND ADMINISTRATIVE EXPENSES	8,449	8,147
SALES AND MARKETING EXPENSES	17,591	16,569
OPERATING EXPENSES	31,983	31,173
SEGMENT LOSS FROM OPERATIONS	$(3,187)	$(2,082)

U.S. Segment - Year ended December 31, 2019 compared to year ended December 31, 2018
Net Revenue. Net revenue increased by approximately $300,000, or 1%, to approximately $32.3 million for 2019, compared to approximately $32.0 million for 2018. The increase was primarily attributable to our increased end user demand, which increased 5% for the year ended December 31, 2019, increasing to 3,993 units compared to 3,802 units for the year ended December 31, 2018.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by approximately $600,000, or 21%, to approximately $3.5 million for 2019 compared to approximately $2.9 million for 2018. The increase was primarily attributable to our increased royalty expense payable as a result of the increased royalty percentage payable to EyePoint.
Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $600,000, or 9%, to approximately $5.9 million for 2019, compared to approximately $6.5 million for 2018. The decrease was primarily attributable to decreases of approximately $390,000 in stability studies, $360,000 in clinical studies and $200,000 of scientific communications costs. This decrease was partially offset by an increase of approximately $360,000 in consultant costs primarily due to staff turnover.
General and administrative expenses. General and administrative expenses increased by approximately $300,000, or 4%, to approximately $8.4 million for 2019, compared to approximately $8.1 million for 2018. The increase was primarily attributable to an increase in legal fees.
Sales and marketing expenses. Sales and marketing expenses increased by approximately $1.0 million, or 6%, to approximately $17.6 million for 2019, compared to approximately $16.6 million for 2018. The increase was primarily attributable to increases of approximately $800,000 in marketing costs, some of which were associated with the launch of our direct-to-patient advertising pilot program, and approximately $200,000 in market access costs.

International Segment

	Years Ended December 31,
	2019	2018
	(In thousands)
NET REVENUE	$21,660	$14,633
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(3,139)	(1,433)
GROSS PROFIT	18,521	13,200

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	4,634	3,946
GENERAL AND ADMINISTRATIVE EXPENSES	3,944	3,259
SALES AND MARKETING EXPENSES	6,933	5,910
OPERATING EXPENSES	15,511	13,115
SEGMENT INCOME FROM OPERATIONS	$3,010	$85

International Segment - Year ended December 31, 2019 compared to year ended December 31, 2018
Net Revenue. Net revenue increased by approximately $7.1 million, or 49%, to approximately $21.7 million for 2019, compared to approximately $14.6 million for 2018. The increase was primarily attributable to increased sales volume in the new and existing markets in which we sell to our international distributors. We also increased our sales volume in the countries in our international segment where we sell direct.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by approximately $1.7 million, or 121%, to approximately $3.1 million for 2019, compared to approximately $1.4 million for 2018. The increase was primarily attributable to the cost of units sold associated with our increased international net revenue and royalty expense payable on our increased international net revenue as a result of the increased royalty percentage payable to EyePoint.
Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $700,000, or 18%, to approximately $4.6 million for 2019, compared to approximately $3.9 million for 2018. The increase was primarily attributable to increases of approximately $430,000 in personnel costs and $220,000 in consultant costs.
General and administrative expenses. General and administrative expenses increased by approximately $600,000, or 18%, to approximately $3.9 million for 2019, compared to approximately $3.3 million for 2018. The increase was primarily attributable to increases of approximately $310,000 in logistics and supply chain costs, some of which are attributable to Brexit preparation, and $260,000 in legal fees.
Sales and marketing expenses. Sales and marketing expenses increased by approximately $1.0 million, or 17%, to approximately $6.9 million for 2019, compared to approximately $5.9 million for 2018. The increase was primarily attributable to increases of approximately $850,000 in personnel costs, including increased commission expense associated with our increased international net revenue, and approximately $170,000 in marketing costs.

Other Segment

	Years Ended December 31,
	2019	2018
	(In thousands)
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	$415	$871
GENERAL AND ADMINISTRATIVE EXPENSES	1,561	3,119
SALES AND MARKETING EXPENSES	480	1,038
DEPRECIATION AND AMORTIZATION	2,641	2,645
OPERATING EXPENSES	5,097	7,673
SEGMENT LOSS FROM OPERATIONS	$(5,097)	$(7,673)
Our chief operating decision maker manages and evaluates our U.S. and International segments based on net loss from operations adjusted for certain non-cash items, such as stock-based compensation expense, accrued severance expenses and depreciation and amortization. Therefore, these non-cash expenses included in research, development and medical affairs expenses, general and administrative expenses, and sales and marketing expenses are classified within the Other segment within our Consolidated Financial Statements.
Within the respective financial statement line items included in the Other segment, stock-based compensation expense, collectively, decreased by approximately $1.9 million, or 43%, to $2.5 million for 2019, compared to $4.4 million for 2018. The decrease was primarily attributable to (a) a decrease in the average fair value of outstanding unvested options, which caused a decrease in option expense recognized in 2019, and (b) our paying cash bonuses to our non-executive employees for 2019, compared to our issuing RSUs to all employees in lieu of cash bonuses for 2018. Additionally, within general and administrative expenses we had a decrease of approximately $600,000 of one-time non-cash accrued severance expenses due to the transition of our previous chief executive officer to a consulting role; these expenses were accrued in 2018 and paid in 2019.
Depreciation and amortization were approximately $2.6 million for both 2019 and 2018.

Liquidity and Capital Resources
Since inception, we have incurred recurring losses and negative cash flow from operations, and we have accumulated a deficit of $387.6 million through December 31, 2019. In 2018 and 2019, we funded our operations through the $40.0 million 2018 Solar Loan Agreement and an offering of common stock.
On January 5, 2018, we entered into the $40.0 million 2018 Solar Loan Agreement. Under that agreement, we borrowed the entire $40.0 million as a term loan that was scheduled to mature on July 1, 2022 (the 2018 Solar Loan). We used the proceeds of the 2018 Solar Loan Agreement to repay the Hercules Loan and pay related expenses. On December 31, 2019, we refinanced the 2018 Solar Loan Agreement by entering into the $45.0 million 2019 Solar Loan Agreement. Under the 2019 Solar Loan Agreement, we borrowed $42.5 million on December 31, 2019, and thereafter we borrowed the remaining $2.5 million on February 21, 2020 (the 2019 Solar Loan). The 2019 Solar Loan matures on July 1, 2024. We used the initial proceeds of the 2019 Solar Loan to pay off the 2018 Solar Loan, along with related prepayment, legal and other fees and expenses of approximately $2.3 million, which included a $1.8 million fee to Solar Capital upon repayment of the 2018 Solar Loan that was previously accrued and a $400,000 prepayment fee to Solar Capital that was capitalized as deferred financing costs. We expect to use the remaining proceeds of the 2019 Solar Loan to provide additional working capital for general corporate purposes. (See Note 11 of our notes to consolidated financial statements below.)
On October 24, 2019, we entered into a purchase agreement (Purchase Agreement) with Lincoln Park Capital Fund, LLC (Lincoln Park). The Purchase Agreement provided that, upon its terms and subject to its conditions and limitations, we could have directed Lincoln Park to purchase up to $20.0 million of shares of our common stock from time to time over the 36-month term of the Purchase Agreement. As consideration for Lincoln Park’s commitment to purchase shares of common stock pursuant to the Purchase Agreement, on October 25, 2019 we issued to Lincoln Park 90,909 shares of our common stock (as adjusted to reflect the reverse split) for no additional consideration. On October 28, 2019, Lincoln Park purchased 133,333 shares at a price of $7.50 per share (which number of shares and per share amount have been adjusted to reflect the reverse split), for an aggregate price of $1,000,000. We terminated the Purchase Agreement effective November 12, 2019 after determining that we had no intention to conduct further sales to Lincoln Park under the Purchase Agreement.
As of December 31, 2019, we had approximately $9.4 million in cash and cash equivalents. We may need to raise additional capital to fund our business strategy, including the continued commercialization of ILUVIEN. If we need to raise additional financing and are unable to do so, we will need to adjust our commercial plans so that we can continue to operate with our existing cash resources. The actual amount of funds that we will need will depend on many factors, some of which are beyond our control. We may need funds sooner than currently anticipated.
We cannot be sure that other additional financing will be available when needed or that, if available, the additional financing would be obtained on terms favorable to us or our stockholders. If we were to raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result, and the terms of any new equity securities may have a preference over our common stock. If we were to attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining those agreements, or in receiving milestone or royalty payments under them. If we were to attempt to raise additional funds through debt financing, (a) the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to commercialize ILUVIEN or any future products or product candidates or to operate our business; and (b) we would be required to obtain the permission or participation of Solar Capital, which we might not be able to obtain. Our capital raising efforts may be hindered by our current failure to comply with Nasdaq’s continuing listing requirements, which could ultimately lead to our delisting from Nasdaq if we are unable to regain compliance. See “Overview - Failure to Comply with Nasdaq Continued Listing Requirement” and the first risk factor under the heading “Risk Factors - Risks Related to the Ownership of Our Common Stock” above. Our recurring losses and any potential needs to raise capital create substantial doubt about our ability to continue as a going concern for the next 12 months following the issuance of the audited financial statements including in this Annual Report on Form 10-K.
For 2019, net cash used in our operations of $4.2 million was primarily due to our net loss of $10.4 million, offset by $2.6 million of non-cash depreciation and amortization, $2.5 million of non-cash stock-based compensation expense and $840,000 of non-cash interest expense associated with the amortization of our debt discount. Further reducing cash from operations was a $2.2 million increase in accounts receivable that was driven by increased revenue, a $1.0 million increase in inventory, an $830,000 increase in prepaid expenses and other current assets and a $450,000 decrease in deferred tax asset. This reduction was offset by a $1.4 million increase in accounts payable, accrued expenses and other current liabilities and a $390,000 increase in long-term liabilities.
For 2018, net cash used in our operations of $11.6 million was primarily due to our net loss of $16.4 million, offset by approximately $4.4 million in stock compensation expense, $2.6 million of depreciation and amortization expense, a $1.8 million charge for the loss on early extinguishment of debt and $840,000 of amortization costs associated with our debt discount. Further reducing cash from operations was a $6.0 million increase in accounts receivable that was driven by increased revenue and a $930,000 increase in inventory. This reduction was offset by a $1.4 million increase in accounts payable and accrued expenses and other current liabilities.
For 2019, net cash used in our investing activities was approximately $174,000, which was primarily due to the purchase of equipment and software.
For 2018, net cash used in our investing activities was approximately $175,000, which was primarily due to the purchase of equipment and software.
For 2019, net cash provided by our financing activities was approximately $869,000, which was primarily due to incurring $2.5 million of additional debt by entering into the $45.0 million 2019 Solar Loan Agreement and our sale of $1.0 million of common stock to Lincoln Park. These increases in cash were offset by payments of approximately $2.3 million, which included a $1.8 million fee to Solar Capital upon repayment of the 2018 Solar Loan that was previously accrued and a $400,000 prepayment fee to Solar Capital that was capitalized as deferred financing costs.
For 2018, net cash provided by our financing activities was approximately $950,000, which was primarily due to entering into the $40.0 million 2018 Solar Loan Agreement, offset by paying off the $35.0 million Hercules Loan and related debt costs of $3.7 million.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. We believe that the following accounting policies are the most critical to understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use to prepare our consolidated financial statements.
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
As of December 31, 2019 and 2018, we had received a total of $1.0 million of milestone payments in connection with our Canadian distributor that we have not recognized as revenue based on our analysis in connection with Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). These deferred revenues are included as a component of other non-current liabilities on our balance sheets.
Estimates of Variable Consideration
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for reserves related to statutory rebates to state Medicaid and other government agencies; commercial rebates and fees to Managed Care Organizations (MCOs), Group Purchasing Organizations (GPOs), distributors and specialty pharmacies; product returns; sales discounts (including trade discounts); distributor costs; wholesaler chargebacks; and allowances for patient assistance programs relating to sales of our products.
These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Our estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and Customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration included in the net sales price is limited to the amount that is probable not to result in a significant reversal in the amount of the cumulative revenue recognized in a future period. If actual results vary, we may adjust these estimates, which could have an effect on earnings in the period of adjustment.
With respect to our international contracts with third party distributors, certain contracts have elements of variable consideration, and management reviews those contracts on a regular basis and makes estimates of revenue based on historical ordering patterns and known market events and data. The amount of variable consideration included in net sales in each period can vary depending on the terms of these contracts and the probability of reversal in future periods.
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
Customer Payment Obligations
We receive payments from our Customers based on billing schedules established in each contract, which vary across locations, but generally range between 30 to 120 days. Occasionally, we offer extended payment terms or payment term discounts to certain customers. Amounts are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation is that our Customer will pay for the product or services within one year or less of receiving those products or services.
Additional Critical Accounting Policies and Estimates
Research and Development Costs
Research and development expenditures are expensed as incurred, pursuant to ASC 730, Research and Development. Costs to license technology to be used in our research and development are expensed when incurred. Payments to licensors that relate to the achievement of preapproval development milestones are recorded as research and development expense when incurred.
Clinical Trial Prepaid and Accrued Expenses
We record prepaid assets and accrued liabilities related to clinical trials associated with contract research organizations (CROs), clinical trial investigators and other vendors based upon amounts paid and the estimated amount of work completed on each clinical trial. The financial terms of agreements vary from vendor to vendor and may result in uneven payment flows. As such, if we have advanced funds exceeding our estimate of the work completed, we record a prepaid asset. If our estimate of the work completed exceeds the amount paid, we record an accrued liability. All such costs are charged to research and development expenses based on these estimates. Our estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and discussions with our CROs and review of contractual terms. However, if we have incomplete or inaccurate information, we may underestimate or overestimate activity levels associated with various clinical trials at a given point in time. In this event, we could record significant research and development expenses in future periods when the actual level of activities becomes known. To date, we have not experienced material changes in these estimates. Additionally, we do not expect material adjustments to research and development expenses to result from changes in the nature and level of clinical trial activity and related expenses that are currently subject to estimation. In the future, as we expand our clinical trial activities, we expect to have increased levels of research and development costs that will be subject to estimation.
Stock-Based Compensation
We have stock-based compensation under which various types of equity-based awards may be granted, including restricted stock units (RSUs) and stock options, to employees, directors and consultants. The exercise prices of stock options generally equal the fair values of our common stock at the dates of grant. We recognize compensation cost for all stock-based awards based on the grant date fair value in accordance with the provisions of ASC 718, Compensation — Stock Compensation. We recognize the grant date fair value as compensation cost of employee stock-based awards using the straight-line method over the actual vesting period, adjusted for our estimates of forfeiture. Typically, we grant stock options with a requisite service period of four years from the grant date. We have elected to use the Black-Scholes option pricing model to determine the fair value of stock-based awards.
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
Our deferred tax assets primarily consist of net operating loss (NOL) carry-forwards. As of December 31, 2019, we had federal NOL carry-forwards of approximately $125.8 million and state NOL carry-forwards of approximately $173.0 million, respectively, subject to further limitation based upon the final results of our Internal Revenue Code (IRC) sections 382 and 383 analyses. These NOLs are available to reduce future income otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2029 and 2037, our federal NOL created in 2018 will carry forward indefinitely and the state NOL carry-forwards will expire at various dates between 2020 and 2038.
Sections 382 and 383 of the Internal Revenue Code limit the annual use of NOL carry-forwards and tax credit carry-forwards, respectively, following an ownership change. NOL carry-forwards may be subject to annual limitations under IRC Section 382 (Section 382) (or comparable provisions of state law) if certain changes in ownership were to occur. We periodically evaluate our NOL carry-forwards and whether certain changes in ownership have occurred that would limit our ability to utilize a portion of our NOL carry-forwards. If we determine that significant ownership changes have occurred since we generated our NOL carry-forwards, we may be subject to annual limitations on the use of these NOL carry-forwards under Section 382 (or comparable provisions of state law). We have determined that a Section 382 change in ownership occurred in late 2015. As a result of this change in ownership, we estimated that approximately $18.6 million of our federal NOLs and approximately $382,000 of federal tax credits generated prior to the change in ownership will not be utilized in the future. We are currently in the process of refining and finalizing these calculations, and upon finalization, will determine if a write-off is necessary. The reduction to our NOL deferred tax asset due to the annual Section 382 limitation and the NOL carryforward period would result in an offsetting reduction in valuation allowance recorded against the NOL deferred tax asset.
If we were to determine that we are able to realize any of our net deferred tax assets in the future, we would adjust the valuation allowance to increase net income in the period in which we make that determination. We believe that the most significant uncertainty affecting the determination of our valuation allowance will be our estimation of the extent and timing of future net income, if any.
We considered our income tax positions for uncertainty in accordance with ASC 740. The balance of unrecognized tax benefits as of December 31, 2019 and December 31, 2018 are approximately $58,000 and $68,000, respectively. Both balances relate to research and development tax credits. In accordance with ASC 740-10, such attributes are reduced to the amount that is expected to be recognized in the future. We do not accrue interest or penalties, as there is no risk of additional tax liability due to significant NOLs available. We do not expect any decreases to the unrecognized tax benefits within the next twelve months due to any lapses in statute of limitations. Tax years from 2015 to 2018 remain subject to examination in California, Georgia, Kentucky, New Jersey, Tennessee, Texas and on the federal level, provided that assessment of NOL carry-forwards available for use can be examined for all years since 2009. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which we use the NOLs.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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
Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2019, based on criteria for effective internal control over financial reporting established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2019.
The independent registered public accounting firm of Grant Thornton LLP, as auditor of the consolidated balance sheets of Alimera Sciences Inc. and its subsidiaries as of December 31, 2019 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for 2019, has issued an attestation report on our internal control over financial reporting, which is included on page 60.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Alimera Sciences, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Alimera Sciences, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated March 2, 2020 expressed an unqualified opinion on those financial statements.

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
Atlanta, Georgia
March 2, 2020

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our executive officers will be presented under the caption “Executive Officers” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019 (the 2020 Proxy Statement) and is incorporated herein by reference.

The information required by this item regarding our directors will be presented under the caption “Proposal 1: Election of Directors” in our 2020 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our compliance with Section 16 of the Exchange Act of 1934, as amended, will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management - Delinquent Section 16(a) Reports” in our 2020 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our audit committee will be presented under the caption “Corporate Governance - Board Committee - Audit Committee” in our 2020 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our code of ethics will be presented under the caption “Corporate Governance - Code of Business Conduct” in our 2020 Proxy Statement and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item regarding executive compensation will be presented under the caption “Executive Compensation” in our 2020 Proxy Statement and is incorporated herein by reference.
The information required by this item regarding director compensation will be presented under the caption “Corporate Governance - Director Compensation” in our 2020 Proxy Statement and is incorporated herein by reference.
The information required by this item regarding our compensation committee will be presented under the caption “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item regarding security ownership and certain beneficial owners and management will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2020 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2019, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under (a) existing awards under our 2010 Equity Incentive Plan (2010 Plan), and (b) existing and future awards under our 2019 Omnibus Incentive Plan (2019 Plan). The following table also provides information, as of December 31, 2019, with respect to shares of our common stock that we may sell to our employees under our 2010 Employee Stock Purchase Plan (ESPP).

	A		B		C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category
Equity compensation plans approved by security holders	908,235	(1)	$35.46	(2)	491,867	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	908,235		$35.46		491,867

(1)
Of these shares, 30,620 were subject to options then outstanding under the 2019 Plan, 840,852 were subject to options then outstanding under the 2010 Plan and 36,763 were outstanding restricted stock units then outstanding under the 2010 Plan.

(2)	The weighted-average exercise price does not take into account restricted stock units, which do not have an exercise price.

(3)
Represents 464,561 shares of common stock available for issuance under our 2019 Plan and 27,306 shares of common stock available for issuance under our ESPP. No shares are available for future issuance under the 2010 Plan. In addition, our ESPP provides for annual increases in the number of shares available for issuance thereunder equal to such number of shares necessary to restore the number of shares reserved thereunder to 32,961 shares of our common stock. As such, on January 1, 2020, an additional 5,655 shares became available for future issuance under our ESPP. These additional shares from the annual increase under the ESPP are not included in the table above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item regarding certain relationships and related persons transactions will be presented under the caption “Certain Relationships and Related Persons Transactions” in our 2020 Proxy Statement and is incorporated herein by reference.
The information required by this item regarding director independence will be presented under the caption “Corporate Governance - Independent Directors” in our 2020 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item regarding aggregate fees billed to us by our independent registered public accounting firm’s fees will be presented under the caption “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm - Independent Registered Public Accounting Firm’s Fees” in our 2020 Proxy Statement and is incorporated herein by reference.
The information required by this item regarding our audit committee’s pre-approval policies and procedures will be presented under the caption “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm - Pre-Approval Policies and Procedures of the Audit Committee” in our 2020 Proxy Statement and is incorporated herein by reference.

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

ALIMERA SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Alimera Sciences, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Alimera Sciences Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 2, 2020 expressed an unqualified opinion.

Going concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company has incurred recurring losses, negative cash flows from operations, and has an accumulated deficit of $387,570,000 as of December 31, 2019. These conditions, along with the other matters as set forth in Note 5, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in accounting principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Atlanta, Georgia
March 2, 2020

ALIMERA SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2019 AND 2018

	December 31,
	2019	2018
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$9,426	$13,043
Restricted cash	33	32
Accounts receivable, net	19,331	17,259
Prepaid expenses and other current assets	2,565	2,109
Inventory (Note 6)	1,390	2,405
Total current assets	32,745	34,848
NON-CURRENT ASSETS:
Property and equipment, net	940	1,355
Right of use assets, net	1,107	—
Intangible asset, net	14,783	16,723
Deferred tax asset	734	1,182
TOTAL ASSETS	$50,309	$54,108
CURRENT LIABILITIES:
Accounts payable	$7,077	$6,355
Accrued expenses (Note 9)	4,716	3,643
Finance lease obligations	255	236
Total current liabilities	12,048	10,234
NON-CURRENT LIABILITIES:
Note payable (Note 11)	38,658	37,873
Finance lease obligations — less current portion	94	305
Other non-current liabilities	3,954	2,974
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, $.01 par value — 10,000,000 shares authorized at December 31, 2019 and 2018:
Series A Convertible Preferred Stock, 1,300,000 authorized and 600,000 issued and outstanding at December 31, 2019 and 2018; liquidation preference of $24,000 at December 31, 2019 and 2018	19,227	19,227
Series C Convertible Preferred Stock, 10,150 authorized issued and outstanding at December 31, 2019 and 2018; liquidation preference of $10,150 at December 31, 2019 and 2018	11,117	11,117
Common stock, $.01 par value — 150,000,000 shares authorized, 4,965,949 shares issued and outstanding at December 31, 2019 and 4,671,921 shares issued and outstanding at December 31, 2018 (Note 2)	50	47
Additional paid-in capital	350,117	346,762
Common stock warrants	3,707	3,707
Accumulated deficit	(387,570)	(377,127)
Accumulated other comprehensive loss — foreign currency translation adjustments	(1,093)	(1,011)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(4,445)	2,722
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,309	$54,108
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Years Ended December 31,
	2019	2018
	(In thousands, except share and per share data)
NET REVENUE	$53,943	$46,599
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(6,626)	(4,308)
GROSS PROFIT	47,317	42,291

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	10,992	11,274
GENERAL AND ADMINISTRATIVE EXPENSES	13,954	14,525
SALES AND MARKETING EXPENSES	25,004	23,517
DEPRECIATION AND AMORTIZATION	2,641	2,645
OPERATING EXPENSES	52,591	51,961
NET LOSS FROM OPERATIONS	(5,274)	(9,670)

INTEREST EXPENSE AND OTHER	(4,869)	(4,775)
UNREALIZED FOREIGN CURRENCY LOSS, NET	(84)	(65)
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	(1,766)
NET LOSS BEFORE TAXES	(10,227)	(16,276)
PROVISION FOR TAXES	(216)	(106)
NET LOSS	(10,443)	(16,382)
GAIN ON EXTINGUISHMENT OF PREFERRED STOCK	—	38,330
NET (LOSS) INCOME AVAILABLE TO STOCKHOLDERS	$(10,443)	$21,948
NET (LOSS) INCOME PER SHARE — Basic (Note 2)	$(2.19)	$3.74
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic	4,770,204	5,866,809
NET (LOSS) INCOME PER SHARE — Diluted (Note 2)	$(2.19)	$3.71
WEIGHTED AVERAGE SHARES OUTSTANDING — Diluted	4,770,204	5,915,872
See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Years Ended December 31,
	2019	2018
	(In thousands)
NET LOSS	$(10,443)	$(16,382)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(82)	(190)
TOTAL OTHER COMPREHENSIVE LOSS	(82)	(190)
COMPREHENSIVE LOSS	$(10,525)	$(16,572)

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Additional Paid-In Capital	Common Stock Warrants	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE — December 31, 2017	4,609,754	$46	600,000	$19,227	8,416	$49,568	—	$—	$342,267	$3,707	$(399,075)	$(821)	$14,919
Issuance of common stock, net of issuance costs	62,063	1	—	—	—	—	—	—	82	—	—	—	83
Exercise of stock options	104	—	—	—	—	—	—	—	2	—	—	—	2
Preferred stock exchange, net of transaction costs (Note 13)	—	—	—	—	(8,416)	(49,568)	10,150	11,117	—	—	38,330	—	(121)
Stock-based compensation	—	—	—	—	—	—	—	—	4,411	—	—	—	4,411
Net loss	—	—	—	—	—	—	—	—	—	—	(16,382)	—	(16,382)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	(190)	(190)
BALANCE — December 31, 2018	4,671,921	$47	600,000	$19,227	—	$—	10,150	$11,117	$346,762	$3,707	$(377,127)	$(1,011)	$2,722
Issuance of common stock, net of issuance costs	294,028	3	—	—	—	—	—	—	899	—	—	—	902
Stock-based compensation	—	—	—	—	—	—	—	—	2,456	—	—	—	2,456
Net loss	—	—	—	—	—	—	—	—	—	—	(10,443)	—	(10,443)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	(82)	(82)
BALANCE — December 31, 2019	4,965,949	$50	600,000	$19,227	—	$—	10,150	$11,117	$350,117	$3,707	$(387,570)	$(1,093)	$(4,445)

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Years Ended December 31,
	2019	2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,443)	$(16,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,641	2,645
Unrealized foreign currency transaction loss	84	65
Amortization of debt discount and deferred financing costs	837	842
Deferred taxes expense (benefit)	454	(653)
Loss on early extinguishment of debt	—	1,766
Stock compensation expense	2,456	4,411
Changes in assets and liabilities:
Accounts receivable	(2,160)	(5,995)
Prepaid expenses and other current assets	(828)	129
Inventory	996	(933)
Accounts payable	779	556
Accrued expenses and other current liabilities	641	1,547
Other long-term liabilities	391	449
Net cash used in operating activities	(4,152)	(11,553)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(174)	(175)
Net cash used in investing activities	(174)	(175)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	2
Proceeds from sale of common stock, net of issuance costs	902	83
Issuance of debt	42,500	40,000
Payment of principal on notes payable	(40,000)	(35,000)
Payment of extinguishment of debt costs	—	(2,544)
Payment of debt costs, including end of term payment	(2,227)	(1,142)
Payment of preferred stock exchange costs	—	(122)
Payments on finance lease obligations	(306)	(327)
Net cash provided by financing activities	869	950
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(159)	(248)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(3,616)	(11,026)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of year	13,075	24,101
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of year	$9,459	$13,075

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$4,041	$3,571
Cash paid for income taxes	$239	$239
Supplemental schedule of noncash investing and financing activities:
Property and equipment acquired under finance leases	$154	$575
Property and equipment acquired under operating leases	$676	$—
Note payable end of term payment accrued but unpaid	$2,125	$1,800
The Company paid no dividends during the years ended December 31, 2019 and 2018.
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
The Company’s only product is ILUVIEN®, which has received marketing authorization and reimbursement approval in numerous countries for the treatment of DME. In the U.S. and certain other countries outside Europe, ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure. In 17 countries in Europe, ILUVIEN is indicated for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. ILUVIEN is also indicated in 16 countries in Europe for prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment of the eye (NIU-PS).
The Company markets ILUVIEN directly in the U.S., Germany, the U.K., Portugal, Austria and Ireland. In addition, the Company has entered into various agreements under which distributors are providing or will provide regulatory, reimbursement and sales and marketing support for ILUVIEN in Belgium, France, Italy, Luxembourg, the Netherlands, Spain, Australia, New Zealand, Canada and several countries in the Middle East. As of December 31, 2019, the Company has recognized sales of ILUVIEN to our international distributors in the Middle East, France, Italy and Spain.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates in Financial Statements
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and judgments of management. Actual results could differ from those estimates.
Principles of Consolidation
The consolidated financial statements include the accounts of Alimera Sciences, Inc. and its wholly-owned subsidiaries. All significant inter-company balances have been eliminated in consolidation.
Cash, Cash Equivalents and Restricted Cash
Cash equivalents include highly liquid investments that are readily convertible into cash and have a maturity of 90 days or less when purchased. Generally, cash and cash equivalents held at financial institutions are in excess of federally insured limits. Cash and cash equivalents were $9,426,000 and $13,043,000 as of December 31, 2019 and 2018, respectively, with approximately 57.0% and 82.0% of these balances, respectively, held in U.S.-based financial institutions.
Product Revenue
See Note 3 for expanded disclosures regarding the Company’s revenues and how the Company accounts for revenue.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are generated through sales primarily to major pharmaceutical distributors, pharmacies, hospitals and wholesalers. The Company does not require collateral from its customers for accounts receivable. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, customer types, credit worthiness and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability. A provision for doubtful accounts is charged to operations when management determines the accounts may become uncollectable. The Company writes off accounts receivable when management determines they are uncollectable and credits payments subsequently received on such receivables to bad debt expense in the period received. As of December 31, 2019 and 2018, the Company had no reserve for doubtful accounts.
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
Intangible Assets
The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, which approximates a straight-line basis, over the estimated periods benefited. The Company estimated the useful life of its intangible asset at approximately thirteen years (see Note 8).
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment
Property and equipment and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment are present, the Company evaluates the carrying amount of such assets in relation to the operating performance and future estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The assessment of the recoverability of assets will be impacted if estimated future operating cash flows are not achieved. The Company recorded no impairment during the years ended December 31, 2019 and 2018.
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
Research and Development Costs
Research and development costs are expensed as incurred. Research and development expenses were $368,000 and $1,096,000 for 2019 and 2018, respectively.
Reverse Stock Split
On November 14, 2019, the Company filed a certificate of amendment to its restated certificate of incorporation with the Secretary of State of the State of Delaware, which effected a one-for-15 reverse stock split (the “reverse split”) of its issued and outstanding shares of common stock at 5:01 PM Eastern Time on that date. As a result of the reverse split, every 15 shares of common stock issued and outstanding were converted into one share of common stock. No fractional shares were issued in connection with the reverse split. Stockholders who would otherwise have been entitled to a fractional share of common stock instead received a cash payment equal to such fraction multiplied by the average of the closing sales prices of the common stock (as adjusted to give effect to the reverse split) on The Nasdaq Global Market for the five consecutive trading days immediately preceding the effective date.
The reverse split did not change the par value of the common stock or the authorized number of shares of common stock. The reverse split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in equity (other than as a result of the payment of cash in lieu of fractional shares). All outstanding options, preferred stock, restricted stock units, warrants and other securities entitling their holders to purchase or otherwise receive shares of Alimera’s common stock have been adjusted as a result of the reverse split, as required by the terms of each security. The number of shares available to be awarded under the 2019 Omnibus Incentive Plan and the number of shares that are purchasable under the 2010 Employee Stock Purchase Plan have also been appropriately adjusted. The common stock began trading on The Nasdaq Global Market on a post-reverse split basis on November 15, 2019. The reverse split permitted the Company to regain compliance with Nasdaq’s “minimum bid price” requirement for continued listing, which requires that the bid price of the stock of a listed company be at least $1.00 per share.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents and current assets and liabilities approximate their fair value because of their short maturities. The weighted average interest rate of the Company’s notes payable approximates the rate at which the Company could obtain alternative financing; therefore, the carrying amount of the note approximates the fair value. The Company uses the Black-Scholes option pricing model and assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value of options granted.
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
Basic EPS is computed by dividing net (loss) income available to stockholders by the weighted average number shares outstanding for the period. Diluted EPS is calculated in accordance with ASC 260 by adjusting weighted average shares outstanding for the dilutive effect of common stock options, restricted stock units and warrants. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be anti-dilutive.
The Company had net income available to stockholders for 2018 primarily due to the gain on extinguishment of preferred stock (Note 13).
The numbers of shares in the following table reflect the Company’s one-for-15 reverse stock split (the “reverse split”) of its issued and outstanding shares of common stock at 5:01 PM Eastern Time on November 14, 2019. As a result of the reverse split, every 15 shares of common stock issued and outstanding were converted into one share of common stock.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic and diluted earnings per share attributable to common and participating shares of common stock for 2019 and 2018 were as follows:

	Years Ended December 31,
	2019	2018
	(In thousands, except share and per share data)
Net (loss) income available to stockholders	$(10,443)	$21,948
Allocation of undistributed (loss) income:
(Loss) income attributable to common stock	$(10,443)	$17,459
Income attributable to participating securities	$—	$4,489

Basic shares:
Weighted average common shares	4,770,204	4,666,856
Weighted average participating shares	—	1,199,953
Total basic weighted average shares	4,770,204	5,866,809

Diluted shares:
Weighted average common shares	4,770,204	4,666,856
Dilutive weighted average shares	—	49,063
Total dilutive weighted common shares	4,770,204	4,715,919
Weighted average participating shares	—	1,199,953
Total dilutive weighted average shares	4,770,204	5,915,872

Basic EPS	$(2.19)	$3.74
Diluted EPS	$(2.19)	$3.71
Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either classified as participating or would have been anti-dilutive, were as follows:

	Years Ended December 31,
	2019	2018
Series A convertible preferred stock	601,503	—
Series C convertible preferred stock	676,667	—
Common stock warrants	119,712	119,712
Stock options	871,472	830,100
Restricted stock units	36,763	—
Total	2,306,117	949,812
Reporting Segments
The Company determines segments in accordance with its internal operating structure. The Company’s chief operating decision maker is the Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the business is principally managed and organized based upon geographic and regulatory environment. Each segment is separately managed and is evaluated primarily on net loss from operations adjusted for certain non-cash items, such as stock-based compensation expense and depreciation and amortization. The Company does not report balance sheet information by segment because it is not reviewed by the Company’s chief operating decision maker. The Company has three reportable segments, U.S., International and Other. See Note 19.

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
The Company adopted this ASU on January 1, 2019 and did not restate comparative periods. The Company elected the transition package of three practical expedients permitted within the standard. In accordance with the package of practical expedients, the Company did not reassess initial direct costs, lease classification, or whether its contracts contain or are leases. The Company also made an accounting policy election not to recognize right of use assets and liabilities for leases with a term of 12 months or less, unless the leases include options to renew or purchase the underlying asset that are reasonably certain to be exercised. See Note 4 for expanded disclosures.
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
Accounting Standards Issued but Not Yet Effective
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. The standard becomes effective for the Company on January 1, 2023. The Company does not anticipate the adoption of this ASU will have a material impact on its financial statements.

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
As of December 31, 2019 and 2018, the Company had received a total of $1,000,000 of milestone payments in connection with the Company’s Canadian distributor that it has not recognized as revenue based on the Company’s analysis in connection with ASU 2014-09, Revenue from Contracts with Customers (ASC 606). These deferred revenues are included as a component of other non-current liabilities within the Company’s balance sheets.
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
Product Returns
The Company’s policies provide for product returns in the following circumstances: (a) expiration of shelf life on certain products; (b) product damaged while in the Customer’s possession; and (c) following product recalls. Generally, returns for expired product are accepted three months before and up to one year after the expiration date of the related product, and the related product is destroyed after it is returned. The Company may, at its option, either refund the sales price paid by the Customer by issuing a credit or exchanging the returned product for replacement inventory. The Company typically does not provide cash refunds. The Company estimates the proportion of recorded revenue that will result in a return by considering relevant factors, including historical returns experience, the estimated level of inventory in the distribution channel, the shelf life of products and product recalls, if any.
The estimation process for product returns involves, in each case, several interrelating assumptions, which vary for each Customer. The Company estimates the amount of its product sales that may be returned by its Customers and records this

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Certain of these agreements include consideration in the form of milestone payments. At the inception of each arrangement that includes milestone payments, the Company evaluates the recognition of milestone payments. Typically, milestone payments are associated with events that are not entirely within the control of the Company or the licensee, such as regulatory approvals; are included in the transaction price; and are subject to a constraint until it is probable that there will not be a significant revenue reversal, typically upon achievement of the milestone. At the end of each reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. To date Other Revenue has been insignificant.
Customer Payment Obligations
The Company receives payments from its Customers based on billing schedules established in each contract, which vary across the Company’s locations, but generally range between 30 to 120 days. Occasionally, the Company offers extended payment terms or payment term discounts to certain customers. Amounts are recorded as accounts receivable when the Company's right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation is that the Customer will pay for the product or services within one year or less of receiving those products or services.

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
Lease renewal options are not recognized as part of the lease liability until the Company determines it is reasonably certain it will exercise any applicable renewal options. The Company has determined it is not reasonably certain it will exercise any applicable renewal options. The Company has not recorded any liability for renewal options in these consolidated financial statements. The useful lives of leased assets as well as leasehold improvements, if any, are limited by the expected lease term.
Operating Leases
The Company’s operating lease activities primarily consist of leases for office space in the U.S., the U.K. and Germany. Most of these leases include options to renew, with renewal terms generally ranging from one to seven years. The exercise of lease renewal options is at the Company’s sole discretion. Certain of the Company’s operating lease agreements include variable lease costs that are based on common area maintenance and property taxes. The Company expenses these payments as incurred. The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Supplemental balance sheet information as of December 31, 2019 for the Company’s operating leases is as follows:

(in thousands)
NON-CURRENT ASSETS:
Right of use assets, net	$1,107
Total lease assets	$1,107

CURRENT LIABILITIES:
Accrued expenses (Note 9)	$469
NON-CURRENT LIABILITIES:
Other non-current liabilities	829
Total lease liabilities	$1,298
The Company’s operating lease cost for the year ended December 31, 2019 was $508,000 and is included in general and administrative expenses in its consolidated statement of operations.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2019, a schedule of maturity of lease liabilities under all of the Company’s operating leases is as follows:

Years Ending December 31	(In thousands)
2020	$615
2021	461
2022	162
2023	162
2023	165
Total	1,565
Less amount representing interest	(267)
Present value of minimum lease payments	1,298
Less current portion	(469)
Non-current portion	$829
Cash paid for operating leases was $480,000 during the year ended December 31, 2019. Right of use assets of $676,000 were obtained in exchange for operating leases for the year ended December 31, 2019.
As of December 31, 2019, the weighted average remaining lease terms of the Company’s operating leases was 3.5 years. The weighted average discount rate used to determine the lease liabilities was 10.1%. When available, the Company uses the rate implicit in the lease or sublease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate is defined as the rate of interest that the Company would have to pay to borrow, on a collateralized basis and over a similar term, an amount equal to the lease payments in a similar economic environment. In using the Company’s incremental borrowing rate, management has elected to utilize a portfolio approach and apply the rates to a portfolio of leases with similar underlying assets and terms. Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.
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
Supplemental balance sheet information as of December 31, 2019 and December 31, 2018 for the Company’s finance leases is as follows:

	December 31, 2019	December 31, 2018
	(In thousands)
NON-CURRENT ASSETS:
Property and equipment, net	$414	$615
Total lease assets	$414	$615

CURRENT LIABILITIES:
Finance lease obligations	$255	$236
NON-CURRENT LIABILITIES:
Finance lease obligations — less current portion	94	305
Total lease liabilities	$349	$541

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense associated with property and equipment under finance leases was approximately $314,000 and $281,000 for the years ended December 31, 2019 and 2018, respectively. Interest expense associated with finance leases was $33,000 and $35,000 for the years ended December 31, 2019 and 2018, respectively.
As of December 31, 2019, a schedule of maturity of lease liabilities under finance leases, together with the present value of minimum lease payments, is as follows:

Years Ending December 31	(In thousands)
2020	272
2021	87
2022	10
Total	369
Less amount representing interest	(20)
Present value of minimum lease payments	349
Less current portion	(255)
Non-current portion	$94
Cash paid for finance leases was $378,000 during the year ended December 31, 2019. The Company acquired $154,000 of property and equipment in exchange for finance leases during the year ended December 31, 2019.
As of December 31, 2019, the weighted average remaining lease terms of the Company’s financing leases was 1.2 years. The weighted average discount rate used to determine the financing lease liabilities was 7.5%. When available, the Company uses the rate implicit in the lease or sublease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate is defined as the rate of interest that the Company would have to pay to borrow, on a collateralized basis and over a similar term, an amount equal to the lease payments in a similar economic environment. In using the Company’s incremental borrowing rate, management has elected to utilize a portfolio approach and applies the rates to a portfolio of leases with similar underlying assets and terms.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. GOING CONCERN
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
To date the Company has incurred recurring losses, negative cash flow from operations and has accumulated a deficit of $387,570,000 from the Company’s inception through December 31, 2019. As of December 31, 2019, the Company had approximately $9,426,000 in cash and cash equivalents. The Company’s ability to achieve profitability and positive cash flow depends on its ability to increase revenue and contain its expenses.
Further, the Company must maintain compliance with the debt covenants of its $45,000,000 Loan and Security Agreement dated December 31, 2019 with Solar Capital Ltd. (see Note 11). In management’s opinion, the uncertainty regarding future revenues raises substantial doubt about the Company’s ability to continue as a going concern without access to additional debt and/or equity financing, over the course of the next twelve months.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. INVENTORY

Inventory consisted of the following:

	December 31,
	2019	2018
	(In thousands)
Component parts (1)	$389	$129
Work-in-process (2)	399	924
Finished goods	602	1,352
Total inventory	1,390	2,405

(1) Component parts inventory consisted of manufactured components of the ILUVIEN applicator.
(2) Work-in-process consisted of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing as required by U.S. or EEA regulatory authorities.

7. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	December 31,
	2019	2018
	(In thousands)
Furniture and fixtures	$392	$392
Office equipment	543	809
Finance leases	890	930
Software	1,301	1,275
Leasehold improvements	471	474
Manufacturing equipment	1,154	1,087
Total property and equipment	4,751	4,967
Less accumulated depreciation and amortization	(3,811)	(3,612)
Property and equipment — net	$940	$1,355
Depreciation and amortization expense associated with property and equipment totaled $701,000 and $705,000 for the years ended December 31, 2019 and 2018, respectively.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. INTANGIBLE ASSET
As a result of the U.S. Food and Drug Administration’s (FDA) approval of ILUVIEN in September 2014, the Company was required to pay in October 2014 a milestone payment of $25,000,000 (the EyePoint Milestone Payment) to EyePoint Pharmaceuticals US, Inc. (EyePoint), formerly known as pSivida US, Inc. (see Note 10).
The gross carrying amount of the intangible asset is $25,000,000, which is being amortized over approximately 13 years from the acquisition date. The net book value of the intangible asset was $14,783,000 and $16,723,000 as of December 31, 2019 and 2018, respectively, and amortization expense was $1,940,000 for both the years ended December 31, 2019 and 2018, respectively.
The estimated remaining amortization as of December 31, 2019 is as follows (in thousands):

Years Ending December 31
2020	$1,946
2021	1,940
2022	1,940
2023	1,940
2024	1,946
Thereafter	5,071
Total	$14,783
9. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	December 31,
	2019	2018
	(In thousands)
Accrued clinical investigator expenses	$576	$781
Accrued compensation expenses	2,159	1,427
Accrued rebate, chargeback and other revenue reserves	766	346
Accrued lease liabilities (note 4)	469	—
Other accrued expenses	746	1,089
Total accrued expenses	$4,716	$3,643

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. LICENSE AGREEMENTS
EyePoint Agreement
In February 2005, the Company entered into an agreement with EyePoint for the use of fluocinolone acetonide (FAc) in EyePoint’s proprietary insert technology. This agreement was subsequently amended a number of times (as amended, the EyePoint Agreement). The EyePoint Agreement provides the Company with a worldwide exclusive license to utilize certain underlying technology used in the development and commercialization of ILUVIEN.
Second Amended and Restated Collaboration Agreement
On July 10, 2017, the Company and EyePoint entered into a Second Amended and Restated Collaboration Agreement (the New Collaboration Agreement), which amended and restated the EyePoint Agreement.
Before entering into the New Collaboration Agreement, the Company held the worldwide license from EyePoint for the use of EyePoint’s proprietary insert technology for the treatment of all ocular diseases other than uveitis. The New Collaboration Agreement expanded the license to include uveitis, including NIU-PS, in Europe, the Middle East and Africa and also allows the Company to pursue an indication for NIU-PS for ILUVIEN in those territories.
The New Collaboration Agreement converted the Company’s obligation to share 20% of its net profits to a royalty payable on global net revenues of ILUVIEN. The Company began paying a 2% royalty on net revenues and other related consideration to EyePoint on July 1, 2017. This royalty amount increased to 6% effective December 12, 2018. Pursuant to the New Collaboration Agreement the Company is required to pay an additional 2% royalty on global net revenues and other related consideration in excess of $75,000,000 in any year. During 2019 and 2018, the Company recognized approximately $2,158,000 and $998,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization. As of December 31, 2019, approximately $697,000 of this royalty expense was included in the Company’s accounts payable.
In connection with a previous agreement with EyePoint, the Company was entitled to recover commercialization costs that were incurred prior to profitability of ILUVIEN and offset a portion of future payments owed to EyePoint in connection with sales of ILUVIEN with those accumulated commercialization costs. (The Company’s future rights to recover these amounts from EyePoint are referred to as the Future Offset.) Following the signing of the New Collaboration Agreement, the Company retained a right to recover up to $15,000,000 of the Future Offset. Due to the uncertainty of future net profits, the Company has fully reserved the Future Offset in the accompanying consolidated financial statements. In March 2019, pursuant to the New Collaboration Agreement, the Company forgave $5,000,000 of the Future Offset in connection with the approval of ILUVIEN for NIU-PS in the U.K. As of December 31, 2019, the balance of the Future Offset was approximately $8,858,000. The Company will be able to recover the balance of the Future Offset as a reduction of future royalties that would otherwise be owed to EyePoint as follows:

•
From December 12, 2018 through December 12, 2020, the royalty has been and will continue to be reduced from 6%, to 4% for net revenues and other related consideration up to $75,000,000 annually and from 8% to 5% for net revenues and other related consideration in excess of $75,000,000 on an annual basis; and

•
Beginning December 13, 2020, the royalty will be reduced from 6% to 5.2% for net revenues and other related consideration up to $75,000,000 annually and from 8% to 6.8% for net revenues and other related consideration in excess of $75,000,000 on an annual basis.

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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. LOAN AGREEMENTS
Hercules Loan Agreement
In April 2014, Alimera Sciences Limited (Alimera UK), a subsidiary of the Company, entered into a loan and security agreement (Hercules Loan Agreement) with Hercules Capital, Inc. (Hercules) providing for a term loan of up to $35,000,000 (Hercules Loan). The Company and Hercules amended the Hercules Loan Agreement several times. On January 5, 2018 the Company paid off the Hercules Loan on behalf of Alimera UK, using the proceeds of the 2018 Solar Loan Agreement described below.
In accordance with the Hercules Loan Agreement, when the Company prepaid the Hercules Loan Agreement on January 5, 2018, (a) the Company paid a prepayment penalty of 2.0% of the principal amount prepaid, or $709,000, which is included in loss on early extinguishment of debt for 2018; and (b) Alimera UK paid an end of term payment of $1,400,000.
Extinguishment of Debt
In accordance with the guidance in ASC 470-50, Debt, the Company accounted for the prepayment of the Hercules Loan Agreement as an extinguishment and recognized a loss on early extinguishment of debt of approximately $1,766,000 within the consolidated statements of operations for the year ended December 31, 2018. The loss on early extinguishment consisted primarily of the prepayment penalty paid to Hercules and unamortized debt discounts including the remaining portion of warrant values and debt issuance costs.
2014 Warrant
In connection with Alimera UK entering into the Hercules Loan Agreement, the Company issued a warrant that granted Hercules the right to purchase up to 19,002 shares of the Company’s common stock at an exercise price of $92.10 per share (the 2014 Warrant). The Company amended the 2014 Warrant a number of times to increase the number of shares issuable upon exercise to 83,933 and decrease the exercise price to $20.85 per share. The right to exercise this warrant expires on November 2, 2020.
2016 Warrant
In connection with Alimera UK entering into an amendment to the Hercules Loan Agreement on October 20, 2016, the Company agreed to issue a new warrant to Hercules (the 2016 Warrant) that granted Hercules the right to purchase up to 30,582 shares of the Company’s common stock at an exercise price of $16.35 per share. The right to exercise this warrant expires on October 20, 2021.
Solar Capital
2018 Solar Capital Loan Agreement
On January 5, 2018, the Company entered into a $40,000,000 Loan and Security Agreement (the 2018 Solar Loan Agreement) with Solar Capital Ltd. (Solar Capital), as Collateral Agent (Agent), and the parties signing the 2018 Solar Loan Agreement from time to time as Lenders, including Solar Capital in its capacity as a Lender (collectively, the Lenders). Under the 2018 Solar Loan Agreement, the Company borrowed the entire $40,000,000 as a term loan (the 2018 Solar Loan) that was scheduled to mature on July 1, 2022. The Company paid Solar Capital a $400,000 fee at the closing of the 2018 Solar Loan Agreement. The Company repaid the 2018 Solar Loan on December 31, 2019 with a new loan agreement with Solar Capital as described below.
The Company used the proceeds of the 2018 Solar Loan to extinguish (prepay) the Hercules Loan Agreement and pay related expenses. The Company used the remaining loan proceeds to provide additional working capital for general corporate purposes.
Interest on the 2018 Solar Loan was payable at one-month LIBOR plus 7.65% per annum. The 2018 Solar Loan Agreement provided for interest only payments through the date of repayment. As of the final interest payment on the 2018 Solar Loan, the interest rate was approximately 9.3%.
The Company agreed, for itself and its subsidiaries, to customary affirmative and negative covenants and events of default in connection with the 2018 Solar Loan Agreement.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2018 Exit Fee Agreement
Notwithstanding the repayment of the 2018 Solar Loan, the Company remains obligated to pay additional fees under the Exit Fee Agreement (2018 Exit Fee Agreement) dated as of January 5, 2018 by and among the Company, Solar Capital as Agent, and the Lenders. The 2018 Exit Fee Agreement survived the termination of the 2018 Solar Loan Agreement upon the repayment of the 2018 Solar Loan and has a term of 10 years. The Company is obligated to pay up to, but no more than, $2,000,000 in fees under the 2018 Exit Fee Agreement.
Specifically, the Company is obligated to pay an exit fee of $2,000,000 on a “change in control” (as defined in the 2018 Exit Fee Agreement). To the extent that the Company has not already paid the $2,000,000 fee, the Company is also obligated to pay a fee of $1,000,000 on achieving each of the following milestones:

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
Modification of Debt
In accordance with the guidance in ASC 470-50, Debt, the Company entered into and accounted for the 2019 Solar Loan Agreement as a modification and capitalized approximately $427,000 of costs as additional deferred financing costs and expensed approximately $76,000 of costs incurred with third parties within the consolidated statements of operations for the year ended December 31, 2019. In connection with entering into this loan, the Company was obligated to pay a $1.8 million fee upon repayment of the 2018 Solar Loan that was previously accrued and a $400,000 prepayment fee.
2019 Solar Capital Loan Agreement
On December 31, 2019, the Company entered into a $45,000,000 Loan and Security Agreement (the 2019 Solar Loan Agreement) with Solar Capital, as Agent, and the parties signing the Loan Agreement from time to time as Lenders, including Solar Capital in its capacity as a Lender (collectively, the Lenders). Under the 2019 Solar Loan Agreement, the Company borrowed $42,500,000 on December 31, 2019 and subsequent to December 31, 2019, the Company borrowed the remaining $2,500,000 on February 21, 2020 (the two borrowings totaling $45,000,000 are referred to as the 2019 Solar Loan). The 2019 Solar Loan matures on July 1, 2024.
As noted above, the Company used the initial proceeds of the 2019 Solar Loan to pay off the 2018 Solar Loan, along with related prepayment, legal and other fees and expenses of approximately $2,278,000, which included a $1.8 million fee to Solar Capital upon repayment of the 2018 Solar Loan that was previously accrued and a $400,000 prepayment fee to Solar Capital that was capitalized as deferred financing costs. The Company expects to use the remaining loan proceeds to provide additional working capital for general corporate purposes.
Interest on the 2019 Solar Loan is payable at the greater of (i) one-month LIBOR or (ii) 1.78%, plus 7.65% per annum. As of December 31, 2019, the 2019 Solar Loan’s interest rate is 9.43%. The 2019 Solar Loan provides for interest only payments until January 1, 2023. If the Company meets certain revenue thresholds and no event of default shall have occurred and is continuing, the Company can extend the interest only period an additional six months, ending on June 30, 2023, followed by one year of monthly payments of principal and interest.
The Company paid the Lenders a non-refundable facility fee in the amount of $25,000 on February 21, 2020. In addition, the Company is obligated to pay a $2,250,000 fee upon repayment of the 2019 Solar Loan.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company may elect to prepay not less than $10,000,000 of the outstanding principal balance of the 2019 Solar Loan. The Company must pay a prepayment premium upon any prepayment of the 2019 Solar Loan before its maturity date, whether by mandatory or voluntary prepayment, acceleration or otherwise, equal to:

a.	2.00% of the principal amount prepaid for a prepayment made on or after December 31, 2019 through and including December 31, 2020;

b.	1.00% of the principal amount prepaid for a prepayment made after December 31, 2020 through and including December 31, 2021; and

c.	0.50% of the principal amount prepaid for a prepayment made after December 31, 2021 and greater than 30 days before the maturity date.
2019 Exit Fee Agreement
The Company is also obligated to pay additional fees under the Exit Fee Agreement dated as of December 31, 2019 by and among the Company, Solar Capital as Agent, and the Lenders (2019 Exit Fee Agreement). The 2019 Exit Fee Agreement will survive the termination of the 2019 Solar Loan Agreement and has a term of 10 years. The Company will be obligated to pay a $675,000 exit fee upon the occurrence of an exit event, which generally means a change in control, as defined in the 2019 Exit Fee Agreement.
If the Company has not already paid the $675,000 fee under the 2019 Exit Fee Agreement, the Company is also obligated to pay a fee of $337,500 on achieving each of the following milestones:

a.
first, if the Company achieves revenues of $75,000,000 or more from the sale of ILUVIEN in the ordinary course of business to third party customers, measured on a trailing 12-month basis during the term of the 2019 Exit Fee Agreement, tested at the end of each month; and

b.	second, if the Company achieves revenues of $95,000,000 or more from the sale of ILUVIEN in the ordinary course of business to third party customers, measured in the same manner.
In no event, however, will the Company be obligated to pay more than a total of $675,000 in fees under the 2019 Exit Fee Agreement.
The 2018 Exit Fee Agreement under the 2018 Solar Loan Agreement remains in effect, has a term ending January 5, 2028 and is further described above.
No warrants were issued in connection with the 2018 Solar Loan Agreement or the 2019 Solar Loan Agreement.
The Company agreed, for itself and its subsidiaries, to customary affirmative and negative covenants and events of default in connection with the 2019 Solar Loan Agreement. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the 2019 Solar Loan Agreement and an increase to the applicable interest rate and would permit the Agent to exercise remedies with respect to the collateral under the 2019 Solar Loan Agreement.
The Company’s obligations to the Agent and the Lenders under the 2019 Solar Loan Agreement are secured by a first priority security interest in substantially all of the assets, excluding intellectual property, of the Company and its wholly owned subsidiary, Alimera Sciences (DE), LLC (Alimera DE), which is a guarantor of the loan, provided that only 65% of the voting interests in the foreign subsidiaries owned by the Company and Alimera DE are pledged to the Lenders, and no assets or equity interests in the direct or indirect subsidiaries of such foreign subsidiaries are subject to the Lenders’ security interests. The Lenders do, however, maintain a negative pledge on the property of the Company and all of its subsidiaries, including the Company’s intellectual property, requiring the Lenders’ consent for any liens (other than typical permitted liens) on or the sale of such property.
Fair Value of Debt
The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing. Therefore, the carrying amount of the notes approximated their fair value at December 31, 2019 and 2018.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. COMMITMENTS AND CONTINGENCIES
2019 Solar Loan
Under the 2019 Solar Loan Agreement (see Note 11), as of December 31, 2019, the Company was obligated to make future minimum principal payments on the 2019 Solar Loan, excluding the $2,250,000 fee that will be due upon its repayment in full, as follows:

Years Ending December 31	(In thousands)
2020	—
2021	—
2022	—
2023	22,885
2024	19,615
Total	42,500
Less unamortized debt discount and deferred financing costs	(3,842)
Less current portion	—
Non-current portion	$38,658
As of December 31, 2019, the Company had no accrued or unpaid interest payable under the 2019 Solar Loan Agreement. As of December 31, 2018, the Company had $345,000 accrued and unpaid interest payable under the 2018 Solar Loan Agreement that is included in accounts payable on the Company’s consolidated balance sheets.
Significant Agreements
In February 2010, the Company entered into an agreement with a third-party manufacturer for the manufacture of the ILUVIEN implant, the assembly of the ILUVIEN applicator and the packaging of the completed ILUVIEN commercial product. The Company is responsible for supplying the ILUVIEN applicator and the active pharmaceutical ingredient. In accordance with the terms of the agreement, the Company must order at least 80% of the ILUVIEN units required in the U.S., Canada and the EEA from the third-party manufacturer. This agreement had an initial term of six years. After that six-year term ended, the agreement automatically renewed for successive one-year periods. In February 2016, the Company and the third-party manufacturer amended and restated this agreement to extend the term by five years, at which point the agreement will automatically renew for successive one-year periods unless either party delivers notice of non-renewal to the other party at least 12 months before the end of the term or any renewal term.
Employment Agreements
The Company is party to employment agreements with four executives. The agreements generally provide for annual salaries, bonuses and benefits and for the “at-will” employment of such executives. Effective January 1, 2020, the Company is party to four agreements with annual salaries ranging from $285,000 to $575,000. If any of the agreements are terminated by the Company without cause, or by the employee for good reason, as defined in the agreements, the Company will be liable for one year to 18 months of salary and benefits. Certain other employees have general employment contracts that include stipulations regarding confidentiality, Company property, severance in an event of change of control and miscellaneous items.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. PREFERRED STOCK
Series A Convertible Preferred Stock
On October 2, 2012, the Company closed its preferred stock financing in which it sold units consisting of 1,000,000 shares of Series A Convertible Preferred Stock (Series A Preferred Stock) and warrants (which expired on October 1, 2017) to purchase 300,000 shares of Series A Preferred Stock for gross proceeds of $40,000,000, prior to the payment of approximately $560,000 of related issuance costs. The powers, preferences and rights of the Series A Preferred Stock are set forth in the certificate of designation for the Series A Preferred Stock filed by the Company with the Delaware Secretary of State as part of the Company’s certificate of incorporation. Each share of Series A Preferred Stock is convertible into shares of the Company’s common stock at any time at the option of the holder at the rate equal to $40.00 divided by $39.90 (Conversion Price). Each share of Series A Preferred Stock shall automatically be converted into shares of common stock at the then-effective Conversion Price upon the date on which the Company consummates an equity financing transaction pursuant to which the Company sells to one or more third party investors either (a) shares of common stock or (b) other equity securities that are convertible into shares of common stock and that have rights, preference or privileges, senior to or on a parity with, the Series A Preferred Stock, in each case having an as-converted per share of common stock price of not less than $150.00 and that results in total gross proceeds to the Company of at least $30,000,000. The rights and preferences of Series A Preferred Stock also place limitations on the Company’s ability to declare or pay any dividend or distribution on any shares of capital stock. Each share of Series A Preferred Stock is entitled to one vote per share of common stock underlying the Series A Preferred Stock on an as-converted basis based on a deemed conversion price of $44.25 per share.
In 2014, the Company issued 6,015,037 shares of common stock pursuant to the conversion of 400,000 shares of Series A Preferred Stock. As of December 31, 2019, there were 600,000 shares of Series A Convertible Preferred Stock issued and outstanding.
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
The 10,150 issued and outstanding shares of Series C Preferred Stock have an aggregate stated value of $10,150,000 and are convertible into shares of the Company’s common stock at $15.00 per share, or 676,667 shares of the Company’s common stock in total, at any time at the option of the holder, provided that the holder will be prohibited from converting shares of Series C Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding. The Series C Preferred Stock is not redeemable at the option of the holder. In the event of a liquidation, dissolution or winding up of the Company and in the event of certain mergers, tender offers and asset sales, the holders of the Series C Preferred Stock will receive the greater of (a) the liquidation preference equal to $10,150,000 in the aggregate, plus any

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

declared but unpaid dividends, or (b) the amount such holders would receive had all shares of the Series C Preferred Stock been converted into the Company’s common stock immediately before such event. With respect to rights upon liquidation, the Series C Preferred Stock ranks junior to the Company’s Series A Preferred Stock and senior to the Company’s common stock. The Series C Preferred Stock ranks junior to all existing and future indebtedness. Except as otherwise required by law (or with respect to approval of certain actions), the Series C Preferred Stock does not have voting rights. The Series C Preferred Stock is not subject to any price-based anti-dilution protections and does not provide for any accruing dividends.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. STOCK INCENTIVE PLANS
The Company has stock option and stock incentive plans that provide for grants of shares to employees and grants of options to employees and directors to purchase shares of the Company’s common stock at exercise prices generally equal to the fair values of such stock at the dates of grant. Awards that can be granted under these plans include stock options, restricted stock units (RSUs) and restricted stock. The Company also has an employee stock purchase plan (see Note 18). Options granted to employees typically become exercisable over a four-year vesting period and have a ten-year contractual term. Initial options granted to directors typically vest over a four-year period and have a ten-year contractual term. Annual option grants to directors typically vest immediately and have a ten-year contractual term. Upon the exercise of stock options, the Company may issue the required shares out of authorized but unissued common stock or out of treasury stock at management’s discretion.
A summary of stock option transactions under the plans are as follows:

	Years Ended December 31,
	2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	830,100	$39.41	773,295	$43.50
Grants	128,283	13.36	140,836	16.11
Forfeitures	(86,911)	40.49	(83,927)	38.10
Exercises	—	—	(104)	15.90
Options outstanding at year end	871,472	35.46	830,100	39.41
Options exercisable at year end	674,952	41.25	609,428	46.33
Weighted average per share fair value of options granted during the year	$8.28		$10.59
The following table provides additional information related to outstanding stock options, fully vested stock options, and stock options expected to vest as of December 31, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding	871,472	$35.46	5.83 years	$4,043
Exercisable	674,952	41.25	5.04 years	13
Outstanding, vested and expected to vest	849,285	36.00	5.75 years	3,324

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

	Years Ended December 31,
	2019	2018
Risk-free interest rate	2.39%	2.63%
Volatility factor	67.29%	72.60%
Grant date fair value of common stock options	$8.28	$10.59
Weighted-average expected life	6.03 years	6.02 years
Assumed forfeiture rate	10.00%	10.00%
Employee stock-based compensation expense related to stock options recognized in accordance with ASC 718 was as follows:

	Years Ended December 31,
	2019	2018
	(In thousands)
Sales and marketing	$339	$685
Research, development and medical affairs	328	565
General and administrative	1,240	2,130
Total employee stock-based compensation expense related to stock options	$1,907	$3,380
As of December 31, 2019, there was approximately $1,850,000 of total unrecognized compensation cost related to outstanding stock option awards that will be recognized over a weighted average period of 2.29 years. The total fair value of shares vested during 2019 was approximately $1,909,000.
The total estimated fair value of options granted during the years ended December 31, 2019 and 2018 was $1,063,000 and $2,268,000, respectively. There were no options exercised for the year ended December 31, 2019. The total estimated intrinsic value of options exercised was less than $1,000 for the year ended December 31, 2018.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units
A summary of RSU transactions under the plans are as follows:

	Years Ended December 31,
	2019		2018
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at beginning of period	60,041	$17.30	55,979	$18.15
Grants	36,763	13.15	72,814	17.29
Vested units	(59,341)	17.30	(55,979)	18.15
Forfeitures	(700)	17.40	(12,773)	17.28
Restricted stock units outstanding at year end	36,763	13.15	60,041	17.30
As of December 31, 2019, there was approximately $123,000 of total unrecognized compensation cost related to outstanding RSUs that will be recognized during the first quarter of 2020.
Employee stock-based compensation expense related to RSUs recognized in accordance with ASC 718 was $517,000 and $1,002,000 for the years ended December 31, 2019, and 2018, respectively.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. COMMON STOCK WARRANTS
The Company has issued warrants to purchase common stock to various members of the board of directors, third parties for services, and lenders. Warrants to purchase a total of 119,712 shares of common stock were outstanding as of December 31, 2019 and 2018. As of December 31, 2019, the exercise prices ranged from $16.35 to $165.00 per share. The warrants are exercisable for a period between 5 and 10 years from the issuance date.
In connection with Alimera UK entering into the Hercules Loan Agreement (Note 11), the Company entered into the 2014 Warrant, which granted Hercules the right to purchase up to 19,002 shares of the Company’s common stock at an exercise price of $92.10 per share. The Company amended the 2014 Warrant a number of times to increase the number of shares issuable upon exercise to 83,933 and decrease the exercise price to $20.85 per share. The right to exercise this warrant expires on November 2, 2020.
In connection with Alimera UK entering into the Fourth Loan Amendment with Hercules, the Company agreed to issue the 2016 Warrant, which granted Hercules the right to purchase up to 30,582 shares of the Company’s common stock at an exercise price of $16.35 per share. The right to exercise this warrant expires on October 20, 2021.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. CONCENTRATIONS AND CREDIT RISK
For the years ended December 31, 2019 and 2018, there were three customers within the U.S. segment. Two of these customers, which are large pharmaceutical distributors, accounted for approximately 60% and 69%, respectively, of the Company’s total consolidated revenues. These two customers accounted for approximately 68% and 73% of the Company’s consolidated accounts receivable as of December 31, 2019 and 2018, respectively.
For the year ended December 31, 2019, no vendor comprised more than 10% of the Company’s total purchases. For the year ended December 31, 2018, one of the Company’s third-party manufacturers of ILUVIEN comprised approximately 13.7% of the Company’s total purchases. The Company relies on a single manufacturer for ILUVIEN, a single manufacturer for the ILUVIEN applicator and a single active pharmaceutical ingredient manufacturer for ILUVIEN’s active pharmaceutical ingredient.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. INCOME TAXES
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
Following guidance provided by SEC Staff Accounting Bulletin No. 118, which in March 2018 was codified by the FASB in ASU 2018-05, Income Taxes (Topic 740) the Company remeasured certain net deferred and other tax liabilities based on the tax rate at which they are expected to reverse, which is now 21% instead of 35%. The net impact of the 2017 Tax Act was $0 due to a full valuation allowance recorded against the U.S. deferred tax assets. During 2018, the Company continued to analyze other provisions of the 2017 Tax Act and as of December 31, 2018, we completed our accounting for the effects of the 2017 Tax Act.
The components of net loss before taxes are as follows:

	Years Ended December 31,
	2019	2018
	(In thousands)
United States	$(1,840)	$(2,908)
Foreign	(8,387)	(13,368)
Loss before provision for income taxes	$(10,227)	$(16,276)
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
The provision for income taxes consists of the following components:

	Years Ended December 31,
	2019	2018
	(In thousands)
Current expense (benefit):
Federal	$—	$—
State	—	—
Foreign	(238)	759
Current income tax expense	(238)	759

Deferred expense (benefit):
Federal	34	256
State	(562)	411
Foreign	448	(654)
	(80)	13
Valuation allowance	534	(666)
Deferred income tax benefit	454	(653)
Total income tax expense	$216	$106

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes activity related to the Company’s valuation allowance:

	Years Ended December 31,
	2019	2018
	(In thousands)
Valuation allowance at beginning of period	$(42,151)	$(41,485)
Income tax provision	534	(666)
U.S. Tax Reform	—	—
Valuation allowance at end of period	$(41,617)	$(42,151)
Worldwide net deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Deferred tax assets	(In thousands)
Depreciation and amortization	$61	$55
Other deferred tax assets	662	1,382
NOL carry-forwards	34,530	34,217
Research and development costs	203	813
Equity compensation	4,774	4,485
Collaboration agreement receivable reserves	2,121	2,381
Valuation allowance	(41,617)	(42,151)
Total deferred tax assets	$734	$1,182
A reconciliation from the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Federal tax benefit at statutory rate	$(2,148)	21.0%	$(3,463)	21.0%
State tax — net of federal benefit	573	(5.6)	1	—
Permanent items and other	278	(2.7)	528	(3.2)
Foreign rate differential	1,898	(18.6)	2,946	(17.9)
Deferred rate change	(15)	0.1	(438)	2.7
Other	164	(1.5)	(134)	0.8
Change in valuation allowance	(534)	5.2	666	(4.0)
Total tax expense (benefit)	$216	(2.1)%	$106	(0.6)%
The change in state taxes in 2019, net of federal benefit, was a result of reductions in state tax rates which impacted state deferred tax asset balances from the prior year. Additionally, the reduction in foreign earnings contributed to the overall decrease in the foreign rate differential. The abovementioned tax impacting items are fully offset by a valuation allowance recorded against U.S. federal and state income taxes; therefore, the overall impact of these items is zero to income tax expense.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A rollforward of the Company’s uncertain tax positions is as follows:

	Years Ended December 31,
	2019	2018
	(In thousands)
Balance of uncertain tax positions at beginning of period	$68	$52
Gross increases - tax positions in current period	8	13
Gross increases - tax positions in prior period	—	10
Gross decreases - tax positions in prior period	—	(7)
Settlements	—	—
Lapse of statute of limitations	—	—
Balance of uncertain tax positions at end of period	$76	$68
Included in the balance of unrecognized tax benefits as of December 31, 2019 and 2018 are approximately $76,000 and $68,000, respectively, of tax benefits related to research and development tax credits. In accordance with ASC 740-10, such attributes are reduced to the amount that is expected to be recognized in the future. The Company does not accrue interest or penalties, as there is no risk of additional tax liability due to significant NOLs available. The Company does not expect any decreases to the unrecognized tax benefits within the next twelve months due to any lapses in statute of limitations. Tax years from 2015 to 2018 remain subject to examination in California, Georgia, Kentucky, Tennessee, Texas and on the federal level, with the exception of the assessment of NOL carry-forwards available for utilization, which can be examined for all years since 2009. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which the NOLs are utilized.
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
As of December 31, 2019 and 2018, the Company had federal net operating loss (NOL) carry-forwards of approximately $125,756,000 and $122,455,000, and state NOL carry-forwards of approximately $172,993,000, and $153,333,000 respectively, subject to further limitation based upon the final results of our Internal Revenue Code (IRC) sections 382 and 383 analyses. These NOLs are available to reduce future income unless otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2029 and 2038, the Company’s federal NOL created in 2018 and onward will carry forward indefinitely and the state NOL carry-forwards will expire at various dates between 2020 and 2039.
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

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2019, the Company had cumulative book losses in foreign subsidiaries of approximately $134,379,000. The Company has not recorded a deferred tax asset for the excess of tax over book basis in the stock of its foreign subsidiaries. The Company anticipates that its foreign subsidiaries will be profitable and have earnings in the future. Once the foreign subsidiaries do have earnings, the Company intends to indefinitely reinvest in its foreign subsidiaries all undistributed earnings of and original investments in such subsidiaries. As a result, the Company does not expect to record deferred tax liabilities in the future related to excesses of book over tax basis in the stock of its foreign subsidiaries in accordance with ASC 740-30-25.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. EMPLOYEE BENEFIT PLANS
The Company has a salary deferral 401(k) plan that covers substantially all U.S. employees of the Company. The Company matches participant contributions subject to certain plan limitations. Compensation expense associated with the Company’s matching plan totaled $195,000 and $274,000 for the years ended December 31, 2019 and 2018, respectively. The Company may also make an annual discretionary profit-sharing contribution. No such discretionary contributions were made during the years ended December 31, 2019 and 2018, respectively.
In April 2010, the Company established an Employee Stock Purchase Plan (the ESPP). Under the ESPP, eligible employees can participate and purchase common stock semi-annually through accumulated payroll deductions. The ESPP is administered by the Company’s board of directors or a committee appointed by the Company’s board of directors. Under the ESPP eligible employees may purchase stock at 85% of the lower of the fair market value of a share of common stock on the offering date or the exercise date. The ESPP provides for two six-month purchase periods generally starting on the first trading day on or after October 31 and April 30 of each year. Eligible employees may contribute up to 15% of their eligible compensation. A participant may purchase a maximum of 167 shares of common stock per purchase period. The value of the shares purchased in any calendar year may not exceed $25,000.
The ESPP was effective upon the completion of the Company’s initial public offering in 2010, at which time a total of 32,961 shares of the Company’s common stock were made available for sale. As of January 1 of each year, the number of available shares is automatically restored to the original level. A total of 5,655 and 6,110 shares of the Company’s common shares were acquired through the ESPP during the years ended December 31, 2019 and 2018, respectively. As such, on January 1, 2020 and 2019, respectively, an additional 5,655 and 6,110 shares became available for future issuance under the ESPP. In accordance with ASC 718-50, the ability to purchase stock at 85% of the lower of the fair market value of a share of common stock on the offering date or the exercise date represents an option. The Company estimates the fair value of such options at the inception of each offering period using the Black-Scholes valuation model. In connection with the ESPP, the Company recorded $32,000 and $31,000 of compensation expense for the years ended December 31, 2019 and 2018, respectively.

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. SEGMENT INFORMATION
For the years ended December 31, 2019 and 2018, two customers within the U.S. segment that are large pharmaceutical distributors accounted for 60% and 69% of the Company’s consolidated revenues for the years ended December 31, 2019 and 2018, respectively. These same two customers within the U.S. segment accounted for approximately 68% and 73% of the Company’s consolidated accounts receivable at December 31, 2019 and 2018, respectively.
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
The following table presents a summary of the Company’s reporting segments for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
	U.S.	International	Other	Consolidated
	(In thousands)
NET REVENUE	$32,283	$21,660	$—	$53,943
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(3,487)	(3,139)	—	(6,626)
GROSS PROFIT	28,796	18,521	—	47,317

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	5,943	4,634	415	10,992
GENERAL AND ADMINISTRATIVE EXPENSES	8,449	3,944	1,561	13,954
SALES AND MARKETING EXPENSES	17,591	6,933	480	25,004
DEPRECIATION AND AMORTIZATION	—	—	2,641	2,641
OPERATING EXPENSES	31,983	15,511	5,097	52,591
SEGMENT (LOSS) INCOME FROM OPERATIONS	(3,187)	3,010	(5,097)	(5,274)
OTHER INCOME AND EXPENSES, NET			(4,953)	(4,953)
NET LOSS BEFORE TAXES				$(10,227)

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2018
	U.S.	International	Other	Consolidated
	(In thousands)
NET REVENUE	$31,966	$14,633	$—	$46,599
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(2,875)	(1,433)	—	(4,308)
GROSS PROFIT	29,091	13,200	—	42,291

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	6,457	3,946	871	11,274
GENERAL AND ADMINISTRATIVE EXPENSES	8,147	3,259	3,119	14,525
SALES AND MARKETING EXPENSES	16,569	5,910	1,038	23,517
DEPRECIATION AND AMORTIZATION	—	—	2,645	2,645
OPERATING EXPENSES	31,173	13,115	7,673	51,961
SEGMENT (LOSS) INCOME FROM OPERATIONS	(2,082)	85	(7,673)	(9,670)
OTHER INCOME AND EXPENSES, NET			(6,606)	(6,606)
NET LOSS BEFORE TAXES				$(16,276)

ALIMERA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. SUBSEQUENT EVENT
As discussed in Note 11, on February 21, 2020, the Company borrowed the remaining $2,500,000 of the 2019 Solar Loan. No other events have occurred.

EXHIBIT INDEX

Exhibit	Exhibit
Number	Title

3.1*	Restated Certificate of Incorporation of Registrant, as amended on various dates

3.2*	Amended and Restated Bylaws of the Registrant, as amended

4.1
Irrevocable Waiver of Rights to Designate Series A Director dated May 16, 2014 (filed as Exhibit 4.11 to the Registrant’s Current Report on Form 8-K, as filed on May 16, 2014, and incorporated herein by reference)

4.2.A
Warrant Agreement dated as of April 24, 2014 issued to Hercules Technology Growth Capital, Inc. (filed as Exhibit 4.11 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 11, 2014, and incorporated herein by reference)

4.2.B
Amendment No. 1 dated November 2, 2015 to Warrant Agreement dated as of April 24, 2014 by and among the Registrant and Hercules Technology Growth Capital, Inc. (filed as Exhibit 4.13 to the Registrant’s Annual Report on Form 10-K, as filed on March 15, 2016, and incorporated herein by reference)

4.2.C
Amendment No. 2 dated March 14, 2016 to Warrant Agreement dated as of April 24, 2014 by and among the Registrant and Hercules Technology Growth Capital, Inc. (filed as Exhibit 4.14 to the Registrant’s Quarterly Report on Form 10-Q, as filed on May 6, 2016, and incorporated herein by reference)

4.2.D
Amendment No. 3 dated July 21, 2016 to Warrant Agreement dated as of April 24, 2014 by and among the Registrant and Hercules Capital, Inc. f/k/a Hercules Technology Growth Capital, Inc. (filed as Exhibit 4.15 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 4, 2016, and incorporated herein by reference)

4.2.E
Warrant Agreement dated October 20, 2016 by and among the Registrant and Hercules Capital, Inc. f/k/a Hercules Technology Growth Capital, Inc. (filed as Exhibit 4.16 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 4, 2016, and incorporated herein by reference)

4.3*	Description of Securities

10.1
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on October 30, 2009, and incorporated herein by reference)

10.2
Office Lease by and between Rubicon, L.C. and Alimera Sciences, Inc., dated as of May 27, 2003, as amended on various dates through August 14, 2014 (filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K, as filed on February 25, 2019, and incorporated herein by reference)

10.3.A†
2010 Equity Incentive Plan (filed as Exhibit 10.9 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on April 6, 2010, and incorporated herein by reference)

10.3.B†
Form of Notice of Stock Option Grant and Stock Option Agreement under 2010 Equity Incentive Plan (filed as Exhibit 10.30 to Registrant’s Annual Report on Form 10-K, as filed on March 25, 2011, and incorporated herein by reference)

10.3.C†
Form of Notice of Stock Unit Award and Stock Unit Agreement under 2010 Equity Incentive Plan (filed as Exhibit 10.34 to Registrant’s Annual Report on Form 10-K, as filed on March 30, 2012, and incorporated herein by reference)

10.3.D†
UK Sub-Plan of the 2010 Equity Incentive Plan of Alimera Sciences, Inc. (filed as Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 7, 2012, and incorporated herein by reference and replaced by Exhibit 10.3.G)

10.3.E†
Form of UK Sub-Plan Notice of Stock Option Grant and Stock Option Agreement (filed as Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 7, 2012, and incorporated herein by reference)

10.3.F†
Form of France Sub-Plan of the 2010 Equity Incentive Plan of Alimera Sciences, Inc. (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, as filed on March 15, 2016, and incorporated herein by reference)

10.3.G†
(2017) UK Sub-Plan of the 2010 Equity Incentive Plan of Alimera Sciences, Inc. (filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K, as filed on March 3, 2017, and incorporated herein by reference)

10.3.H†
Forms of Notice of Restricted Stock Unit Award and restricted Stock Unit Agreement under 2010 Equity Incentive Plan for the U.S., Germany, Portugal and the U.K. (filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K, as filed on March 3, 2017, and incorporated herein by reference)

10.4.A†
2010 Employee Stock Purchase Plan (filed as Exhibit 10.10 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on April 6, 2010, and incorporated herein by reference)

10.4.B†	Amendment No. 1 to 2010 Employee Stock Purchase Plan (filed as Exhibit 10.7.A to the Registrant’s Annual Report on Form 10-K, as filed March 13, 2015, and incorporated herein by reference)

10.5.A†	Alimera Sciences, Inc. 2019 Omnibus Incentive Plan (filed as Exhibit 10.60 to the Registrant’s Current Report on Form 8-K, as filed on June 19, 2019, and incorporated herein by reference)

10.5.B†
Form of Stock Option Agreement under the Alimera Sciences, Inc. 2019 Omnibus Incentive Plan (filed as Exhibit 10.61 to the Registrant’s Current Report on Form 8-K, as filed on June 19, 2019, and incorporated herein by reference)

10.6†
Alimera Sciences, Inc. 2019 Non-Employee Director Compensation Program (filed as Exhibit 10.62 to the Registrant’s Current Report on Form 8-K, as filed July 19, 2019, and incorporated herein by reference)

10.7†	Form of Alimera Sciences, Inc. Deduction Agreement (filed as Exhibit 10.63 to the Registrant’s Current Report on Form 8-K, as filed September 5, 2019, and incorporated herein by reference)

10.8.A†
Amended and Restated Employment Agreement, effective as of October 23, 2014, by and between the Registrant and David Holland (filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, as filed on March 13, 2015, and incorporated herein by reference)

10.8.B†
Succession and Consulting Agreement, dated as of November 28, 2018, by and between Alimera Sciences, Inc. and C. Daniel Myers (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed November 29, 2018, and incorporated herein by reference)

10.8.C†
Amended and Restated Succession and Consulting Agreement, dated as of March 27, 2019, by and between Alimera Sciences, Inc. and Kenneth Green, Ph.D. (filed as Exhibit 10.57 to the Registrant’s Current Report on Form 8-K, as filed May 7, 2019, and incorporated herein by reference)

10.8.D†
Amended and Restated Employment Agreement, dated as of January 2, 2019, by and between Alimera Sciences, Inc. and Richard S. Eiswirth, Jr. (filed as Exhibit 10.58 to the Registrant’s Current Report on Form 8-K, as filed May 8, 2019, and incorporated herein by reference)

10.8.E†
Employment Agreement, dated as of January 2, 2019, by and between Alimera Sciences, Inc. and J. Philip Jones (filed as Exhibit 10.59 to the Registrant’s Current Report on Form 8-K, as filed May 8, 2019, and incorporated herein by reference)

10.9.A	Securities Purchase Agreement dated July 17, 2012 (filed as Exhibit 10.36 to the Registrant’s Current Report, as filed on July 18, 2012, and incorporated herein by reference)

10.9.B	Amendment No. 1 to Securities Purchase Agreement dated September 21, 2012 (filed as Exhibit 10.37 to the Registrant’s Current Report, as filed on October 2, 2012, and incorporated herein by reference)

10.10.A	Securities Purchase Agreement dated November 26, 2014 (filed as Exhibit 10.56 to the Registrant’s Current Report on Form 8-K, as filed on November 28, 2014, and incorporated herein by reference)

10.10.B
Series B Preferred Stock Exchange Agreement, dated as of September 4, 2018, by and among Alimera Sciences, Inc., and Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P. and Deerfield Private Design Fund III, L.P. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on September 5, 2018 and incorporated herein by reference)

10.11‡
Manufacturing Services Agreement by and between the Registrant and Flextronics Medical Sales and Marketing, Ltd. (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2012, and incorporated herein by reference)

10.12‡
First Amended and Restated Commercial Contract Manufacturing Agreement dated as of February 5, 2016 by and between Alimera Sciences, Inc. and Alliance Medical Products, Inc. d.b.a. Siegfried Irvine (filed as Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q, as filed on May 6, 2016, and incorporated herein by reference)

10.13‡
Second Amended and Restated Collaboration Agreement by and between pSivida US Inc. and Alimera Sciences, Inc. dated July 10, 2017 (filed as Exhibit 10.23 to pSivida Corp.’s Annual Report on Form 10-K for the year ended June 30, 2017 (SEC File No. 000-51122), as filed September 13, 2017, and incorporated herein by reference)

10.14.A
Exit Fee Agreement dated as of January 5, 2018 by and among Alimera Sciences, Inc., Solar Capital Ltd. as collateral agent, and the Lenders (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed January 8, 2018, and incorporated herein by reference)

10.14.B
Loan and Security Agreement dated as of December 31, 2019, by and among Alimera Sciences, Inc., Solar Capital Ltd., as collateral agent, and the parties signatory thereto from time to time as Lenders, including Solar in its capacity as a Lender (filed as Exhibit 10.65 to the Registrant’s Current Report on Form 8-K, as filed January 6, 2020, and incorporated herein by reference)**

10.14.C
Exit Fee Agreement dated as of December 31, 2019, by and among Alimera Sciences, Inc., Solar Capital Ltd. as collateral agent, and the Lenders (filed as Exhibit 10.66 to the Registrant’s Current Report on Form 8-K, as filed January 6, 2020, and incorporated herein by reference)

10.15
Purchase Agreement dated as of October 24, 2019, between Alimera Sciences, Inc. and Lincoln Park Capital Fund, LLC (filed as Exhibit 10.64 to the Registrant’s Current Report on Form 8-K, as filed October 25, 2019, and incorporated herein by reference)

21.1*	List of subsidiaries of the Registrant (including jurisdiction of organization and names under which subsidiaries do business)

23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS+*	XBRL Instance Document

101.SCH+*	XBRL Taxonomy Extension Schema Document

101.CAL+*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+*	XBRL Taxonomy Extension Presentation Linkbase Document
 __________________

†	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.

‡	Confidential treatment has been granted with respect to certain portions of this document.

**	Certain confidential information contained in this agreement has been omitted because it is not material and would be competitively harmful if publicly disclosed.

*	Filed herewith.

Signatures
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Alpharetta, Georgia, on March 2, 2020.

ALIMERA SCIENCES, INC.

By:	/s/ Richard S. Eiswirth, Jr.
Name:	Richard S. Eiswirth, Jr.
Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard S. Eiswirth, Jr. Richard S. Eiswirth, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2020
/s/ J. Philip Jones J. Philip Jones	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2020
/s/ C. Daniel Myers C. Daniel Myers	Chairman of the Board of Directors	March 2, 2020
/s/ James Largent James Largent	Lead Independent Director	March 2, 2020
/s/ Brian K. Halak Brian K. Halak, Ph.D.	Director	March 2, 2020
/s/ Garheng Kong Garheng Kong, M.D., Ph.D.	Director	March 2, 2020
/s/ Peter J. Pizzo, III Peter J. Pizzo, III	Director	March 2, 2020
/s/ John Snisarenko John Snisarenko	Director	March 2, 2020
/s/ Mary T. Szela Mary T. Szela	Director	March 2, 2020