Form 10-Q
period 2020-03-31
ALIMERA SCIENCES INC
filed 2020-05-06
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2020, there were 5,031,745 shares of the registrant’s Common Stock issued and outstanding.

ALIMERA SCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS
Various statements in this report of Alimera Sciences, Inc. (we, our, Alimera or the Company) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors that could cause actual results to differ include:

•	the adverse effects of COVID-19, and its unpredictable duration, in the regions where we have customers, employees and distributors;

•
the adverse effects of COVID-19 on sales of ILUVIEN® resulting from (a) limitations on in-person access to physicians for treatment imposed by governments or healthcare facilities and (b) the unwillingness of patients, many of whom suffer from diabetic macular edema and, in Europe and the Middle East, non-infectious uveitis, to visit their physicians in person due to their fear of contracting COVID-19;

•
the possibility that we may fail to plan appropriately to meet the demand of our customers for ILUVIEN, which could lead either to (a) ILUVIEN being out of stock or (b) our investment of a greater amount of cash in inventory than we need;

•	the possibility that the economic impact of COVID-19 will lead to changes in reimbursement policies and reduce market access for ILUVIEN in countries where we sell ILUVIEN;

•
the possibility that we may fail to maintain or modify as necessary our internal controls over financial reporting in the new environment in which (a) almost all of our employees are working remotely and (b) we or our distributors are required to modify our standard business processes to take into account the current environment in light of COVID-19;

•	the possibility of reduced efficiency and potential distractions of our employees working remotely, and the resulting loss of productivity;

•	the possibility that we may fail to comply with minimum required revenue and liquidity covenants in our $45.0 million loan and security agreement with Solar Capital Ltd.;

•
uncertainty associated with our need to replace our key third-party manufacturer of certain component parts of the ILUVIEN injector before our manufacturing contract with the manufacturer expires on September 30, 2020;

•	dependence on third-party manufacturers to manufacture ILUVIEN or any future products or product candidates in sufficient quantities and quality, in a timely manner, and at an acceptable price;

•
financial uncertainty associated with the adverse effects of COVID-19 and the duration of those effects, which has had a material adverse effect on our revenue and may in the future have a material adverse effect on our financial condition and cash flows as well as an impact in future periods on certain estimates used in the preparation of our quarterly financial results, including impairment of intangible assets, the income tax provision and recoverability of certain receivables;

•
a slowdown or reduction in our sales in due, in addition to the other factors cited above, to a reduction in end user demand, unanticipated competition, regulatory issues, or other unexpected circumstances;

•
uncertainty regarding our ability to achieve profitability and positive cash flow through the commercialization of ILUVIEN in the U.S., the European Economic Area and other regions of the world where we sell ILUVIEN;

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

•	uncertainty associated with our ability to meet any post-market requirements for NIU-PS in the European Economic Area;

•	our ability to retain and recruit appropriate employees, in particular a productive sales force;

•	the possibility that we may fail to comply with the Nasdaq listing standards in the future;

•	our ability to successfully commercialize ILUVIEN following regulatory approval in additional markets;

•	delay in or failure to obtain regulatory and reimbursement approval of ILUVIEN or any future products or product candidates in additional countries;

•	our possible need to raise additional financing; and

•	current and future laws and regulations.
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
We encourage you to read the discussion and analysis of our financial condition and our condensed consolidated financial statements contained in this report. We also encourage you to read Item 1A of Part II of this Quarterly Report on Form 10-Q, entitled “Risk Factors,” and Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which contains a more detailed discussion of some of the risks and uncertainties associated with our business. In addition to the risks described above, other unknown or unpredictable factors also could affect our results. There can be no assurance that we will in fact achieve the actual results or developments we anticipate or, even if we do substantially realize them, that they will have the expected consequences to, or effects on, us. Therefore, we can give no assurances that we will achieve the outcomes stated in those forward-looking statements and estimates.
Unless the context otherwise requires, throughout this Quarterly Report on Form 10-Q, the words “Alimera” “we,” “us,” the “registrant” or the “Company” refer to Alimera Sciences, Inc. and its subsidiaries (as applicable).

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$12,242	$9,426
Restricted cash	31	33
Accounts receivable, net	16,179	19,331
Prepaid expenses and other current assets	2,497	2,565
Inventory (Note 7)	1,196	1,390
Total current assets	32,145	32,745
NON-CURRENT ASSETS:
Property and equipment, net	867	940
Right of use assets, net	967	1,107
Intangible asset, net (Note 8)	14,299	14,783
Deferred tax asset	720	734
TOTAL ASSETS	$48,998	$50,309
CURRENT LIABILITIES:
Accounts payable	$5,833	$7,077
Accrued expenses	3,045	4,716
Finance lease obligations	243	255
Total current liabilities	9,121	12,048
NON-CURRENT LIABILITIES:
Note payable, net of discount (Note 10)	41,395	38,658
Finance lease obligations — less current portion	97	94
Other non-current liabilities	3,789	3,954
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, $.01 par value — 10,000,000 shares authorized at March 31, 2020 and December 31, 2019:
Series A Convertible Preferred Stock, 1,300,000 authorized and 600,000 issued and outstanding at March 31, 2020 and December 31, 2019; liquidation preference of $24,000 at March 31, 2020 and December 31, 2019	19,227	19,227
Series C Convertible Preferred Stock, 10,150 authorized issued and outstanding at March 31, 2020 and December 31, 2019; liquidation preference of $10,150 at March 31, 2020 and December 31, 2019	11,117	11,117
Common stock, $.01 par value — 150,000,000 shares authorized, 5,028,882 shares issued and outstanding at March 31, 2020 and 4,965,949 shares issued and outstanding at December 31, 2019	50	50
Additional paid-in capital	350,442	350,117
Common stock warrants	3,707	3,707
Accumulated deficit	(388,768)	(387,570)
Accumulated other comprehensive loss	(1,179)	(1,093)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(5,404)	(4,445)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$48,998	$50,309
See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2020	2019
	(In thousands, except share and per share data)
NET REVENUE	$14,535	$12,890
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,927)	(1,600)
GROSS PROFIT	12,608	11,290

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,883	2,727
GENERAL AND ADMINISTRATIVE EXPENSES	3,181	3,393
SALES AND MARKETING EXPENSES	5,672	5,913
DEPRECIATION AND AMORTIZATION	654	652
OPERATING EXPENSES	12,390	12,685
NET INCOME (LOSS) FROM OPERATIONS	218	(1,395)

INTEREST EXPENSE AND OTHER	(1,292)	(1,228)
UNREALIZED FOREIGN CURRENCY LOSS, NET	(81)	(69)
NET LOSS BEFORE TAXES	(1,155)	(2,692)
PROVISION FOR TAXES	(43)	(71)
NET LOSS	(1,198)	(2,763)
NET LOSS PER COMMON SHARE — Basic and diluted	$(0.24)	$(0.59)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and diluted	4,980,722	4,716,054
See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2020	2019
	(In thousands)
NET LOSS	$(1,198)	$(2,763)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(86)	(83)
TOTAL OTHER COMPREHENSIVE LOSS	(86)	(83)
COMPREHENSIVE LOSS	$(1,284)	$(2,846)

See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,198)	$(2,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	654	652
Unrealized foreign currency transaction loss	81	69
Amortization of debt discount	239	206
Stock-based compensation expense	440	770
Changes in assets and liabilities:
Accounts receivable	3,036	1,755
Prepaid expenses and other current assets	54	(381)
Inventory	177	532
Accounts payable	(1,154)	301
Accrued expenses and other current liabilities	(1,627)	(857)
Other long-term liabilities	(154)	—
Net cash provided by operating activities	548	284
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(25)	(15)
Net cash used in investing activities	(25)	(15)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt	2,500	—
Payment of debt costs	(3)	—
Payment of finance lease obligations	(82)	(110)
Net cash provided by (used in) financing activities	2,415	(110)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(124)	(107)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	2,814	52
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	9,459	13,075
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$12,273	$13,127
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,007	$1,012
Cash paid for income taxes	$30	$4
Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$74	$64

See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Series A Convertible Preferred Stock		Series C Convertible Preferred Stock		Additional Paid-In Capital	Common Stock Warrants	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount	Shares	Amount
2020	(In thousands, except share data)
Balance, December 31, 2019	4,965,949	$50	600,000	$19,227	10,150	$11,117	$350,117	$3,707	$(387,570)	$(1,093)	$(4,445)
Issuance of common stock, net of issuance costs	62,933	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	440	—	—	—	440
Other	—	—	—	—	—	—	(115)	—	—	—	(115)
Net loss	—	—	—	—	—	—	—	—	(1,198)	—	(1,198)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(86)	(86)
Balance, March 31, 2020	5,028,882	$50	600,000	$19,227	10,150	$11,117	$350,442	$3,707	$(388,768)	$(1,179)	$(5,404)

2019
Balance, December 31, 2018	4,671,921	$47	600,000	$19,227	10,150	$11,117	$346,762	$3,707	$(377,127)	$(1,011)	2,722
Issuance of common stock, net of issuance costs	59,319	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	770	—	—	—	770
Net loss	—	—	—	—	—	—	—	—	(2,763)	—	(2,763)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(83)	(83)
Balance, March 31, 2019	4,731,240	$47	600,000	$19,227	10,150	$11,117	$347,532	$3,707	$(379,890)	$(1,094)	$646

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS
Alimera Sciences, Inc., together with its wholly owned subsidiaries (the Company), is a pharmaceutical company that specializes in the commercialization and development of ophthalmic pharmaceuticals. The Company’s only product is ILUVIEN®, which has received marketing authorization and reimbursement approval in numerous countries for the treatment of diabetic macular edema (DME). In the U.S. and certain other countries outside Europe, ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure. In 17 countries in Europe, ILUVIEN is indicated for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. ILUVIEN is also indicated in 16 countries in Europe for prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment of the eye (NIU-PS).
The Company markets ILUVIEN directly in the U.S., Germany, the U.K., Portugal, Austria and Ireland. In addition, the Company has entered into various agreements under which distributors are providing or will provide regulatory, reimbursement and sales and marketing support for ILUVIEN in Belgium, France, Italy, Luxembourg, the Netherlands, Spain, Australia, New Zealand, Canada and several countries in the Middle East. As of March 31, 2020, the Company has recognized sales of ILUVIEN to the Company’s international distributors in the Middle East, France, Italy and Spain.
2. BASIS OF PRESENTATION
The Company has prepared the accompanying unaudited interim condensed consolidated financial statements and notes thereto (Interim Financial Statements) in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, these Interim Financial Statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying Interim Financial Statements reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s interim financial information.
The accompanying Interim Financial Statements and related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019 and related notes included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 2, 2020. The financial results for any interim period are not necessarily indicative of the expected financial results for the full year.
Effects of the COVID-19 Pandemic
The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, and the public at large to limit COVID-19’s spread have had, and the Company expects will continue to have, certain negative effects on, and present certain risks to, the Company’s business. The Company is currently unable to fully determine its future impact on the Company’s business. These limitations and other effects of COVID-19 had a material adverse impact on the Company’s revenues late in the first quarter of 2020 and in the month of April 2020. The Company expects these factors to continue to adversely impact the Company’s revenue, but the extent and duration of that impact is uncertain at this time. The Company is monitoring the pandemic and its potential effect on the Company’s financial position, results of operations and cash flows. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the Company’s quarterly financial results, including impairment of intangible assets, the income tax provision and realizability of certain receivables. Should the pandemic continue for an extended period of time, the impact on the Company’s operations could have a material adverse effect on the Company’s revenue, financial condition and cash flows.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019.
Reverse Stock Split
On November 14, 2019, the Company filed a certificate of amendment to its restated certificate of incorporation with the Secretary of State of the State of Delaware, which effected a one-for-15 reverse stock split (the “reverse split”) of its issued and outstanding shares of common stock at 5:01 PM Eastern Time on that date. As a result of the reverse split, every 15 shares of

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock issued and outstanding were converted into one share of common stock. The Company paid cash in lieu of fractional shares, and accordingly, no fractional shares were issued in connection with the reverse split.
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
Accounting Standards Issued but Not Yet Effective
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Accounting Standards Codification (ASC 326)): Measurement of Credit Losses on Financial Instruments. This ASU replaces the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. The standard becomes effective for the Company on January 1, 2023. The Company does not anticipate the adoption of this ASU will have a material impact on its financial statements.
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
As of March 31, 2020, the Company had received a total of $1,000,000 of milestone payments in connection with the Company’s Canadian distributor that it has not recognized as revenue based on the Company’s analysis in connection with ASU 2014-09, Revenue from Contracts with Customers (ASC 606). These deferred revenues are included as a component of other non-current liabilities on the Company’s balance sheets.
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

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Supplemental balance sheet information as of March 31, 2020 for the Company’s operating leases is as follows:

(in thousands)
NON-CURRENT ASSETS:
Right of use assets, net	$967
Total lease assets	$967

CURRENT LIABILITIES:
Accrued expenses	$473
NON-CURRENT LIABILITIES:
Other non-current liabilities	665
Total lease liabilities	$1,138
The Company’s operating lease cost for the three months ended March 31, 2020 was $127,000 and is included in general and administrative expenses in its condensed consolidated statement of operations.
As of March 31, 2020, a schedule of maturity of lease liabilities under all of the Company’s operating leases is as follows:

Years Ending December 31	(In thousands)
2020	$499
2021	451
2022	152
2023	152
2024	155
Thereafter	—
Total	1,409
Less amount representing interest	(271)
Present value of minimum lease payments	1,138
Less current portion	(473)
Non-current portion	$665
Cash paid for operating leases was $102,000 during the three months ended March 31, 2020. No right of use assets were obtained in exchange for operating leases for the three months ended March 31, 2020.
As of March 31, 2020, the weighted average remaining lease terms of the Company’s operating leases was 3.3 years. The weighted average discount rate used to determine the lease liabilities was 10.1%.
Finance Leases
The Company’s finance lease activities primarily consist of leases for office equipment and automobiles. Property and equipment leases are capitalized at the lesser of fair market value or the present value of the minimum lease payments at the inception of the leases using the Company’s incremental borrowing rate. The Company’s finance lease agreements do not

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contain any material residual value guarantees or material restrictive covenants.
Supplemental balance sheet information as of March 31, 2020 and December 31, 2019 for the Company’s finance leases is as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
NON-CURRENT ASSETS:
Property and equipment, net	$406	$414
Total lease assets	$406	$414

CURRENT LIABILITIES:
Finance lease obligations	$243	$255
NON-CURRENT LIABILITIES:
Finance lease obligations — less current portion	97	94
Total lease liabilities	$340	$349
Depreciation expense associated with property and equipment under finance leases was approximately $81,000 and $76,000 for the three months ended March 31, 2020 and 2019, respectively. Interest expense associated with finance leases was $7,000 and $9,000 for the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, a schedule of maturity of lease liabilities under finance leases, together with the present value of minimum lease payments, is as follows:

Years Ending December 31	(In thousands)
2020	238
2021	105
2022	20
2023	1
Total	364
Less amount representing interest	(24)
Present value of minimum lease payments	340
Less current portion	(243)
Non-current portion	$97
Cash paid for finance leases was $82,000 during the three months ended March 31, 2020. The Company acquired $74,000 of property and equipment in exchange for finance leases during the three months ended March 31, 2020.
As of March 31, 2020, the weighted average remaining lease terms of the Company’s financing leases was 1.1 years. The weighted average discount rate used to determine the financing lease liabilities was 7.5%.
6. GOING CONCERN
The accompanying Interim Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Interim Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.
To date, the Company has incurred recurring losses and negative cash flow from operations and has accumulated a deficit of $388,768,000 from inception through March 31, 2020. As of March 31, 2020, the Company had approximately $12,242,000 in cash and cash equivalents. The Company’s ability to avoid depleting its cash depends upon its ability to maintain revenue and contain its expenses. Should the impact of COVID-19 be extended, the Company has plans in place to reduce its expenses further in the future.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Further, the Company must maintain compliance with the debt covenants of its $45,000,000 Loan and Security Agreement and First Amendment dated May 1, 2020 with Solar Capital Ltd. (see Note 10). In management’s opinion, the uncertainty regarding future revenues raises substantial doubt about the Company’s ability to continue as a going concern without access to additional debt and/or equity financing over the course of the next twelve months.
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
7. INVENTORY

Inventory consisted of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Component parts (1)	$380	$389
Work-in-process (2)	220	399
Finished goods	596	602
Total Inventory	$1,196	$1,390

(1) Component parts inventory consists of manufactured components of the ILUVIEN applicator.

(2) Work-in-process consists of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing or stability testing as required by U.S. or EEA regulatory authorities.
8. INTANGIBLE ASSET
As a result of the approval of ILUVIEN by the U.S. Food and Drug Administration (FDA) in 2014, the Company was required to pay EyePoint a milestone payment of $25,000,000 (see Note 9).
The gross carrying amount of the intangible asset is $25,000,000, which is being amortized over approximately 13 years from the acquisition date. The amortization expense related to the intangible asset was approximately $484,000 and $478,000 for the three months ended March 31, 2020 and 2019, respectively. The net book value of the intangible asset was $14,299,000 and $14,783,000 as of March 31, 2020 and December 31, 2019, respectively.
The estimated future amortization expense as of March 31, 2020 for the remaining periods in the next five years and thereafter is as follows:

Years Ending December 31	(In thousands)
2020	$1,462
2021	1,940
2022	1,940
2023	1,940
2024	1,946
Thereafter	5,071
Total	$14,299
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

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The assessment of the recoverability of assets will be impacted if estimated future operating cash flows are not achieved.
In April of 2020, as a result of the potential impact of COVID-19 on the Company’s statements of operations, the Company performed an asset impairment analysis by comparing future undiscounted cash flows of the identified asset group to the carrying value of that asset group. The Company concluded no impairment was necessary for the three months ended March 31, 2020.
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
In July 2017, the Company amended and restated its license agreement with EyePoint, which was made effective July 1, 2017 (the New Collaboration Agreement). Under the New Collaboration Agreement, the Company has the right to the technology underlying ILUVIEN for the treatment of uveitis, including NIU-PS, in Europe, the Middle East and Africa. The New Collaboration Agreement converted the Company’s previous profit share obligation to a royalty payable on global net revenues of ILUVIEN. The Company began paying a 2% royalty on net revenues and other related consideration to EyePoint on July 1, 2017. The royalty amount increased to 6% effective December 12, 2018. The Company is required to pay an additional 2% royalty on global net revenues and other related consideration in excess of $75,000,000 in any year. During the three months ended March 31, 2020 and 2019, the Company recognized approximately $581,000 and $516,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization. As of March 31, 2020, approximately $581,000 of this royalty expense was included in the Company’s accounts payable.
Following the signing of the New Collaboration Agreement, the Company retained a right to recover up to $15,000,000 of commercialization costs that were incurred prior to profitability of ILUVIEN and to offset a portion of future payments owed to EyePoint with these accumulated commercialization costs, referred to as the Future Offset. Due to the uncertainty of future net profits, the Company has fully reserved the Future Offset in the accompanying Interim Financial Statements. In March 2019, pursuant to the New Collaboration Agreement, the Company forgave $5,000,000 of the Future Offset in connection with the approval of ILUVIEN for NIU-PS in the U.K. As of March 31, 2020, the balance of the Future Offset was approximately $8,567,000.
10. LOAN AGREEMENTS
Hercules Loan Agreement
In April 2014, Alimera Sciences Limited (Alimera UK), a subsidiary of the Company, entered into a loan and security agreement (Hercules Loan Agreement) with Hercules Capital, Inc. (Hercules) providing for a term loan of up to $35,000,000 (Hercules Loan). The Company amended the Hercules Loan Agreement several times. On January 5, 2018, the Company paid off the Hercules Loan on behalf of Alimera UK, using the proceeds of the 2018 Solar Loan Agreement described below.
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

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
2019 Solar Capital Loan Agreement
On December 31, 2019, the Company entered into a $45,000,000 Loan and Security Agreement (the 2019 Solar Loan Agreement) with Solar Capital, as Agent, and the parties signing the 2019 Solar Loan Agreement from time to time as Lenders, including Solar Capital in its capacity as a Lender (collectively, the Lenders). Under the 2019 Solar Loan Agreement, the Company borrowed $42,500,000 on December 31, 2019 and subsequent to December 31, 2019, the Company borrowed the remaining $2,500,000 on February 21, 2020 (the two borrowings totaling $45,000,000 are referred to as the 2019 Solar Loan). The 2019 Solar Loan matures on July 1, 2024.
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
First Amendment to 2019 Solar Capital Loan Agreement
On May 1, 2020, the Company entered into a First Amendment (the Amendment) to its 2019 Solar Loan Agreement with Solar Capital. The Amendment, among other things:
(a)eliminates the previous requirement that the following covenant (the Revenue Covenant) be measured at June 30, 2020 and September 30, 2020: the Company shall not permit revenues (under U.S. GAAP) from the sale of ILUVIEN in the ordinary

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

course of business to third party customers, on a trailing six-month basis, to be less than a specified minimum revenue amount for each such date;
(b)requires that the Revenue Covenant be measured at November 30, 2020 and specifies a new minimum revenue amount in that regard;
(c)requires that the Revenue Covenant be measured at December 31, 2020 and specifies a new minimum revenue amount in that regard; and
(d)requires that the Revenue Covenant be measured at March 31, 2021 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of the Company’s projected revenues in accordance with an annual plan submitted by the Company to Agent by January 15th of such year, such plan to be approved by the Company’s board of directors and Agent in its sole discretion.
The Amendment also adds the following new minimum liquidity requirement that is in effect from May 1, 2020 until the Company notifies Agent that it has met the Revenue Covenant at November 30, 2020: the Company shall not permit the aggregate amount of unrestricted cash and cash equivalents to be less than the sum of (i) $8,500,000 plus (ii) the amount of the Company’s accounts payable that have not been paid within 90 days from the invoice date of the relevant account payable. We paid no fees to Solar Capital; however, we agreed to reimburse Agent for its legal fees.
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
Fair Value of Debt
The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing. Therefore, the carrying amount of the notes approximated their fair value at March 31, 2020 and December 31, 2019.
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
Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either classified as participating or would have been anti-dilutive, were as follows:

	Three Months Ended March 31,
	2020	2019
Series A convertible preferred stock	601,504	601,504
Series C convertible preferred stock	676,667	676,667
Common stock warrants	119,712	119,712
Stock options	1,036,484	894,097
Restricted stock units	30,086	32,029
Total	2,464,453	2,324,009

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. STOCK INCENTIVE PLANS
Stock Option Plans
During the three months ended March 31, 2020 and 2019, the Company recorded compensation expense related to stock options of approximately $292,000 and $545,000, respectively. As of March 31, 2020, the total unrecognized compensation cost related to non-vested stock options granted was $2,200,000 and is expected to be recognized over a weighted average period of 2.63 years. The following table presents a summary of stock option activity for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
	Options	Weighted Average Exercise Price ($)	Options	Weighted Average Exercise Price ($)
Options outstanding at beginning of period	871,472	35.46	830,100	39.41
Grants	168,850	6.75	78,324	13.10
Forfeitures	(3,838)	20.99	(14,318)	29.92
Exercises	—	—	—	—
Options outstanding at period end	1,036,484	30.84	894,106	37.25
Options exercisable at period end	707,763	40.00	636,028	45.22
Weighted average per share fair value of options granted during the period	$4.18		$8.21
The following table provides additional information related to outstanding stock options, exercisable stock options and stock options that were expected to vest as of March 31, 2020:

	Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
				(In thousands)
Outstanding	1,036,484	30.84	4.97 years	9
Exercisable	707,763	40.00	4.97 years	9
Outstanding, vested and expected to vest	989,943	31.83	6.12 years	99
The following table provides additional information related to outstanding stock options, exercisable stock options and stock options that were expected to vest as of December 31, 2019:

	Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
				(In thousands)
Outstanding	871,472	35.46	5.83 years	4,043
Exercisable	674,952	41.25	5.04 years	13
Outstanding, vested and expected to vest	849,285	36.00	5.75 years	3,324
As of March 31, 2020, 265,625 shares remain available for grant under the 2019 Omnibus Incentive Plan.

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan
During the three months ended March 31, 2020 and 2019, the Company recorded compensation expense related to its employee stock purchase plan of approximately $21,000 and $6,000, respectively.
Restricted Stock and Restricted Stock Units
A summary of restricted stock and restricted stock units (RSU) transactions under the plans are as follows:

	Three Months Ended March 31,
	2020		2019
	Restricted Stock & RSUs	Weighted Average Grant Date Fair Value ($)	Restricted Stock & RSUs	Weighted Average Grant Date Fair Value ($)
Restricted stock & RSUs outstanding at beginning of period	36,763	13.15	60,041	17.30
Grants	30,086	3.12	32,029	12.90
Vested units	(36,763)	13.15	(59,341)	17.30
Forfeitures	—	—	(700)	17.40
Restricted stock & RSUs outstanding at period end	30,086	3.12	32,029	12.90
As of December 31, 2019, there was approximately $123,000 of total unrecognized compensation cost related to outstanding RSUs that was recognized during the first quarter of 2020. Employee stock-based compensation expense related to restricted stock and RSUs recognized in accordance with ASC 718, Compensation - Stock Compensation (ASC 718) was $127,000 and $219,000 for the three months ended March 31, 2020 and 2019, respectively.
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

The Company also applies the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements. The Company’s recorded liability for uncertain tax positions as of March 31, 2020 has increased by approximately $8,000 as compared to December 31, 2019. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions. The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. In addition to other provisions, the CARES Act contains modifications to Net Operating Loss (NOL) carryback rules. For the three months ended March 31, 2020, there was no impact to the tax provision related to the CARES Act. We are currently evaluating the provisions of the CARES Act and how other elections may impact our financial position, results of operations, and disclosures, if needed.
At December 31, 2019, the Company had U.S. federal NOL carry-forwards of approximately $125,756,000 and state NOL carry-forwards of approximately $172,993,000 available to reduce future taxable income. The Company’s U.S. federal NOL carry-forwards remain fully reserved as of March 31, 2020. Except for the NOLs generated after 2017, the U.S. federal NOLs not fully utilized will expire at various dates between 2029 and 2037; most state NOL carry-forwards will expire at various dates between 2020 and 2039. Under the Tax Cuts and Jobs Act of 2017, U.S. federal NOLs and some state NOLs generated after 2017 will carryforward indefinitely.
As of December 31, 2019, the Company had cumulative book losses in foreign subsidiaries of $134,379,000. The Company has not recorded a deferred tax asset for the excess of tax over book basis in the stock of its foreign subsidiaries. The

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company anticipates that its foreign subsidiaries will be profitable and have earnings in the future. Once the foreign subsidiaries do have earnings, the Company intends to indefinitely reinvest in its foreign subsidiaries all undistributed earnings of and original investments in such subsidiaries. As a result, the Company has not recorded a deferred tax liability related to excess of book over tax basis in the stock of its foreign subsidiaries in accordance with ASC 740-30-25.

14. SEGMENT INFORMATION
During the three months ended March 31, 2020 and 2019, two customers within the U.S. segment that are large pharmaceutical distributors accounted for 49% and 52%, respectively, of the Company’s consolidated revenues. These same two customers within the U.S. segment accounted for approximately 65% and 68% of the Company’s consolidated accounts receivable at March 31, 2020 and at December 31, 2019, respectively.
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
The following table presents a summary of the Company’s reporting segments for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	U.S.	International	Other	Consolidated	U.S.	International	Other	Consolidated
	(In thousands)
NET REVENUE	$7,068	$7,467	$—	$14,535	$6,766	$6,124	$—	$12,890
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(759)	(1,168)	—	(1,927)	(685)	(915)	—	(1,600)
GROSS PROFIT	6,309	6,299	—	12,608	6,081	5,209	—	11,290

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,922	893	68	2,883	1,427	1,170	130	2,727
GENERAL AND ADMINISTRATIVE EXPENSES	1,973	936	272	3,181	1,933	988	472	3,393
SALES AND MARKETING EXPENSES	4,280	1,292	100	5,672	4,041	1,705	167	5,913
DEPRECIATION AND AMORTIZATION	—	—	654	654	—	—	652	652
OPERATING EXPENSES	8,175	3,121	1,094	12,390	7,401	3,863	1,421	12,685
SEGMENT (LOSS) INCOME FROM OPERATIONS	(1,866)	3,178	(1,094)	218	(1,320)	1,346	(1,421)	(1,395)
OTHER INCOME AND EXPENSES, NET	—	—	(1,373)	(1,373)	—	—	(1,297)	(1,297)
NET LOSS BEFORE TAXES				$(1,155)				$(2,692)
15. SUBSEQUENT EVENTS
$1.8 Million Loan under the Paycheck Protection Program
As we announced on April 23, 2020, the Company received on April 22, 2020 approximately $1.8 million in support in the form of a loan (the “PPP Loan”) from the U.S. federal government under the Paycheck Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. The PPP Loan is unsecured and is evidenced by a note (the “Note”) in favor of HSBC Bank USA, National Association (“HSBC”) as the lender and is governed by a Loan Agreement with HSBC.
The interest rate on the Note is 1.0% per annum. Payments of principal and interest are deferred for 180 days from the date of the Note. The Paycheck Protection Program provides a mechanism for forgiveness of up to the full amount borrowed as long

ALIMERA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as the Company uses the loan proceeds during the eight-week period after the loan origination for eligible purposes as described in the CARES Act and related guidance.
In connection with the PPP Loan, the Company entered into a Consent to Loan and Security Agreement (the “Consent”) under the 2019 Solar Loan Agreement. In the Consent, Solar Capital consented as Collateral Agent and a Lender, and the other Lenders consented as Lenders, to the indebtedness incurred under the PPP Loan, subject to certain conditions, including the Company’s covenant to comply with specified provisions of the CARES Act, the Company’s confirmation of the accuracy of its representations and warranties in the 2019 Solar Loan Agreement and related documents and a release in favor of the Collateral Agent and the Lenders.
German Withholding Tax
In April 2020, recent interpretations of a German law relating to withholding taxes on intellectual property rights have emerged. The Company is currently evaluating this law and any related impact to its financial position or results of operations.
First Amendment to 2019 Solar Capital Loan Agreement
On May 1, 2020, the Company entered into a First Amendment to its 2019 Solar Loan Agreement. (See Note 10 above for expanded disclosures.)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those provided in the sections entitled “Risk Factors” in our most recent annual report on Form 10-K and in Part II, Item 1A of this report below. For further information regarding forward-looking statements, please refer to the “Special Note Regarding Forward-Looking Statements and Projections” immediately after the index to this report above.
Alimera Sciences, Inc., and its subsidiaries (we, our or us), is a pharmaceutical company that specializes in the commercialization and development of prescription ophthalmic pharmaceuticals. We presently focus on diseases affecting the back of the eye, or retina, because these diseases are not well treated with current therapies and affect millions of people globally. Our only product is ILUVIEN®, which has received marketing authorization and reimbursement approval in numerous countries for the treatment of diabetic macular edema (DME). In addition, ILUVIEN has received marketing authorization and reimbursement approval in Germany and the U.K. for the prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment (NIU-PS).
We market ILUVIEN directly in the U.S., Germany, the U.K., Portugal, Austria and Ireland. In addition, we have entered into various agreements under which distributors are providing or will provide regulatory, reimbursement and sales and marketing support for ILUVIEN in Belgium, France, Italy, Luxembourg, the Netherlands, Spain, Australia, New Zealand, Canada and several countries in the Middle East. As of March 31, 2020, we have recognized sales of ILUVIEN to our international distributors in the Middle East, France, Italy and Spain.
Effects of the COVID-19 Pandemic
The unprecedented and adverse effects of COVID-19, and its unpredictable duration, in the regions where we have customers, employees and distributors have had a material adverse effect on our sales of ILUVIEN and thus on our net revenues and may in the future have a material adverse effect on our liquidity and financial condition. These adverse effects of COVID-19 on us have resulted from the following, among other factors. Governments and private parties imposed limitations on in-person access to physicians, which adversely affects us in at least two ways. First, these limitations can affect patient access to treatment. Because ILUVIEN is administered only by an injection into the eye, telemedicine is not a viable substitute when administration of treatment is required. Second, limitations on in-person access to physicians also makes it difficult or impossible for our sales representatives (including those employed by our distributors) to meet with retina specialists and their staff to educate them about the benefits of ILUVIEN and to provide support for insurance pre-certifications.
Our business is also negatively affected by patients’ concerns in the current environment. Prior to the pandemic, most of our ILUVIEN sales were driven by the use of ILUVIEN to treat diabetic macular edema, or DME. Given that governmental authorities have cited diabetes as a factor that places a person at higher risk for severe illness from COVID-19, many of those patients were unwilling to visit their physicians in person (even if otherwise permitted) due to their fear of contracting COVID-19.
In addition to the effects of limitations on in-person access to physicians, limitations on travel within and between the countries in which we market and sell ILUVIEN, as well as various types of “shelter in place” orders, has curtailed our in-person marketing activities.
These limitations and other effects of COVID-19 had a material adverse impact on our revenues late in the first quarter and in the month of April. We expect these factors to continue to adversely impact our revenue, but the extent and duration of that impact is uncertain at this time. Depending on the duration of these limitations and other effects of COVID-19, our liquidity and financial condition may be adversely affected in the future as well.
In response to these developments, we have implemented measures to focus on the safety of our customers and employees, while at the same time seeking to mitigate the impact on our financial position and operations. These measures include the following:
•We are managing our cost structure in the second quarter, minimizing all non-payroll spending where possible to mitigate our anticipated loss of revenue in this quarter and conserve our cash.
•We are significantly decreasing our external spending on commercial and medical activities related to the promotion of ILUVIEN.

•Because we believe that our employees are critical to both (a) serving our customers and patients as the pandemic-related restrictions are lifted in the coming weeks and months, and (b) realizing the long-term value of ILUVIEN, we have determined to maintain our staffing levels at this time and do not currently have any plans to reduce them.
License Agreement with EyePoint Pharmaceuticals US, Inc.
In July 2017, we amended and restated our license agreement with EyePoint Pharmaceuticals US, Inc. (EyePoint), formerly known as pSivida US, Inc., which was made effective July 1, 2017 (the New Collaboration Agreement). Under the New Collaboration Agreement, we have rights to the technology underlying ILUVIEN for the treatment of uveitis, including NIU-PS, in Europe, the Middle East and Africa. The New Collaboration Agreement converted our previous profit share obligation to a royalty payable on global net revenues of ILUVIEN. We began paying a 2% royalty on net revenues and other related consideration to EyePoint effective July 1, 2017. The royalty amount increased to 6% as of December 12, 2018. We will pay an additional 2% royalty on global net revenues and other related consideration in excess of $75.0 million in any year. During the three months ended March 31, 2020 and 2019, we recognized approximately $581,000 and $516,000 of royalty expense, respectively. As of March 31, 2020, approximately $581,000 of this royalty expense was included in our accounts payable.
Following the signing of the New Collaboration Agreement, we retained a right to offset $15.0 million of future royalty payments. In March 2019, pursuant to the New Collaboration Agreement, we forgave $5,000,000 of the Future Offset in connection with the approval of ILUVIEN for NIU-PS in the U.K. As of March 31, 2020, the balance of the Future Offset was approximately $8,567,000. (See Note 9 of our notes to the accompanying Interim Financial Statements.)
Sources of Revenues
Our revenues for the three months ended March 31, 2020 and 2019 were generated from product sales primarily in the U.S., Germany and the U.K. In the U.S., two large pharmaceutical distributors accounted for 49% and 52% of our consolidated revenues for the three months ended March 31, 2020 and 2019, respectively. These U.S.-based distributors purchase ILUVIEN from us, maintain inventories of ILUVIEN and sell downstream to physician offices, pharmacies and hospitals. Internationally, in countries where we sell direct, our customers are hospitals, clinics and pharmacies. We sometimes refer to physician offices, pharmacies, hospitals and clinics as end users. In international countries where we sell to distributors, these distributors maintain inventory levels of ILUVIEN and sell to their customers.
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
First Amendment to 2019 Solar Capital Loan Agreement
On May 1, 2020, we entered into a First Amendment (the Amendment) to our $45,000,000 Loan and Security Agreement (the 2019 Solar Loan Agreement) with Solar Capital, as Agent, and the parties signing the Loan Agreement from time to time as Lenders, including Solar Capital in its capacity as a Lender (collectively, the Lenders). For a summary of the terms of the Amendment, see “Liquidity and Capital Resources - Indebtedness - Loans from Solar Capital.”

Results of Operations

	Three Months Ended March 31,
	2020	2019
	(In thousands, except share and per share data)
NET REVENUE	$14,535	$12,890
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,927)	(1,600)
GROSS PROFIT	12,608	11,290

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,883	2,727
GENERAL AND ADMINISTRATIVE EXPENSES	3,181	3,393
SALES AND MARKETING EXPENSES	5,672	5,913
DEPRECIATION AND AMORTIZATION	654	652
OPERATING EXPENSES	12,390	12,685
NET INCOME (LOSS) FROM OPERATIONS	218	(1,395)

INTEREST EXPENSE AND OTHER	(1,292)	(1,228)
UNREALIZED FOREIGN CURRENCY LOSS, NET	(81)	(69)
NET LOSS BEFORE TAXES	(1,155)	(2,692)
PROVISION FOR TAXES	(43)	(71)
NET LOSS	(1,198)	(2,763)
NET LOSS PER COMMON SHARE — Basic and diluted	$(0.24)	$(0.59)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and diluted	4,980,722	4,716,054
Net Revenue
We began generating revenue from ILUVIEN in 2013. Revenue from our U.S. distributors and revenue from our partners in the markets in our international segment where we do not sell direct fluctuates depending on the timing of the shipment of ILUVIEN to the distributors and the distributors’ sales of ILUVIEN to their customers.
Net revenue increased by approximately $1.6 million, or 12%, to approximately $14.5 million for the three months ended March 31, 2020, compared to approximately $12.9 million for the three months ended March 31, 2019. The increase was primarily attributable to revenue increases in our international segment, including increases of approximately $1.0 million in the international markets where we sell direct and $340,000 in the international markets where we sell to distributors. The increase was also attributable to a revenue increase of approximately $300,000 in the U.S. Importantly, we achieved this growth despite the temporary shortage of inventory in our U.S. business, as well as the end of quarter negative impact of the COVID-19 pandemic.
The increase in our net revenue in the first quarter of 2020 over the same period in 2019 is not indicative of our future operating results or of future financial condition.
Cost of Goods Sold, Excluding Depreciation and Amortization, and Gross Profit
Gross profit is affected by costs of goods sold, which includes costs of manufactured goods sold and royalty payments to EyePoint under the New Collaboration Agreement. Additionally, cost of goods sold from our international distributors fluctuates depending on the timing of the shipment of ILUVIEN to our international distributors.
Cost of goods sold, excluding depreciation and amortization, increased by approximately $300,000, or 19%, to approximately $1.9 million for the three months ended March 31, 2020, compared to approximately $1.6 million for the three months ended March 31, 2019. The increase was primarily attributable to increased sales.

Gross profit increased by approximately $1.3 million, or 12%, to approximately $12.6 million for the three months ended March 31, 2020, compared to approximately $11.3 million for the three months ended March 31, 2019. Gross margin was 87% and 88% for the three months ended March 31, 2020 and 2019, respectively.
Research, Development and Medical Affairs Expenses
Currently, our research, development and medical affairs expenses are primarily focused on activities that support ILUVIEN and include salaries and related expenses for research and development and medical affairs personnel, including medical sales liaisons, as well as costs related to the provision of medical affairs support, including scientific advisory boards, symposia development for physician education, and costs related to compliance with FDA, European Medicines Agency or other regulatory requirements. We expense both internal and external development costs as they are incurred.
Research, development and medical affairs expenses increased by approximately $200,000, or 7%, to approximately $2.9 million for the three months ended March 31, 2020, compared to approximately $2.7 million for the three months ended March 31, 2019. The increase was primarily attributable to clinical research.
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
General and administrative expenses decreased by approximately $200,000, or 6%, to approximately $3.2 million for the three months ended March 31, 2020, compared to approximately $3.4 million for the three months ended March 31, 2019. The decrease was primarily attributable to lower stock-based compensation expenses.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of third-party service fees and compensation for employees for the commercial promotion, the assessment of the commercial opportunity of, the development of market awareness for, the pursuit of market reimbursement for and the execution of launch plans for ILUVIEN in countries where we have not previously sold ILUVIEN or are marketing it for a different indication. Other costs include professional fees associated with developing plans for ILUVIEN or any future products or product candidates and maintaining public relations.
Sales and marketing expenses decreased by approximately $200,000, or 3%, to approximately $5.7 million for the three months ended March 31, 2020, compared to approximately $5.9 million for the three months ended March 31, 2019. The decrease was primarily attributable to an approximately $460,000 decrease in marketing costs, the largest component of which was associated with the first quarter 2019 launch of our direct-to-patient advertising pilot program in the U.S., partially offset by an increase of approximately $190,000 in personnel costs.
Operating Expenses
As a result of the increases and decreases in various expenses described above, total operating expenses decreased by approximately $300,000, or 2%, to approximately $12.4 million for the three months ended March 31, 2020, compared to approximately $12.7 million for the three months ended March 31, 2019. The decrease was primarily attributable to an approximately $200,000 decrease in general and administrative expenses and an approximately $200,000 decrease in sales and marketing expenses, partially offset by a $200,000 increase in research, development and medical affairs expenses as described above.
Interest Expense and Other
Interest expense and Other increased by approximately $100,000, or 8%, to approximately $1.3 million for the three months ended March 31, 2020, compared to approximately $1.2 million for the three months ended March 31, 2019. For these periods, interest expense consisted primarily of interest and amortization of deferred financing costs and debt discounts associated with our outstanding debt under the 2018 and 2019 Solar Loan Agreements with Solar Capital. As discussed in Note 10 of our notes to Interim Financial Statements, we entered into the 2018 Solar Loan Agreement on January 5, 2018, which we refinanced with the 2019 Solar Loan Agreement on December 31, 2019.
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
Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either classified as participating and do not share in losses or would have been anti-dilutive, were approximately 2,464,453 for the three months ended March 31, 2020 and 2,324,009 for the three months ended March 31, 2019.
Results of Operations - Segment Review
The following selected unaudited financial and operating data are derived from our Interim Financial Statements. The results and discussions that follow reflect how executive management monitors the performance of our reporting segments.
We have three segments: U.S., International and Other. Each segment is separately managed and is evaluated primarily upon segment loss from operations. Non-cash items including stock-based compensation expense, depreciation and amortization are categorized as Other. We allocate certain operating expenses between our reporting segments based on activity-based costing methods. These activity-based costing methods require us to make estimates that affect the amount of each expense category that is attributed to each segment. Changes in these estimates will directly affect the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. There were no significant changes in our expense allocation methodology during 2020 or 2019.
U.S. Segment

	Three Months Ended March 31,
	2020	2019
	(In thousands)
NET REVENUE	$7,068	$6,766
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(759)	(685)
GROSS PROFIT	6,309	6,081

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,922	1,427
GENERAL AND ADMINISTRATIVE EXPENSES	1,973	1,933
SALES AND MARKETING EXPENSES	4,280	4,041
OPERATING EXPENSES	8,175	7,401
SEGMENT LOSS FROM OPERATIONS	$(1,866)	$(1,320)
U.S. Segment - three months ended March 31, 2020 compared to the three months ended March 31, 2019
Net revenue. Net revenue increased by approximately $300,000, or 4%, to approximately $7.1 million for the three months ended March 31, 2020, compared to approximately $6.8 million for the three months ended March 31, 2019. Net revenue during the three months ended March 31, 2020 was negatively affected due to the impact from the COVID-19 virus pandemic late in the first quarter, as well as a temporary shortage in stock in the first quarter. There was no material increase in the stock levels held by our U.S. distributors during the quarter.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $70,000, or 10%, to approximately $760,000 for the three months ended March 31, 2020, compared to approximately $690,000 for the three months ended March 31, 2019.
Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $500,000, or 36%, to approximately $1.9 million for the three months ended March 31, 2020, compared to approximately $1.4 million for the three months ended March 31, 2019. The increase was primarily attributable to clinical research.

General and administrative expenses. General and administrative expenses increased by approximately $100,000, or 5%, to approximately $2.0 million for the three months ended March 31, 2020, compared to approximately $1.9 million for the three months ended March 31, 2019.
Sales and marketing expenses. Sales and marketing expenses increased by approximately $300,000, or 8%, to approximately $4.3 million for the three months ended March 31, 2020, compared to approximately $4.0 million for the three months ended March 31, 2019. The increase was primarily attributable to an increase of approximately $250,000 in personnel costs, as we maintained full staffing levels during the three months ended March 31, 2020, compared to the three months ended March 31, 2019.
International Segment

	Three Months Ended March 31,
	2020	2019
	(In thousands)
NET REVENUE	$7,467	$6,124
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,168)	(915)
GROSS PROFIT	6,299	5,209

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	893	1,170
GENERAL AND ADMINISTRATIVE EXPENSES	936	988
SALES AND MARKETING EXPENSES	1,292	1,705
OPERATING EXPENSES	3,121	3,863
SEGMENT LOSS FROM OPERATIONS	$3,178	$1,346
International Segment - three months ended March 31, 2020 compared to the three months ended March 31, 2019
Net revenue. Net revenue increased by approximately $1.4 million, or 23%, to approximately $7.5 million for the three months ended March 31, 2020, compared to approximately $6.1 million for the three months ended March 31, 2019. The increase was primarily attributable to increases of approximately $1.0 million in the international markets where we sell direct and $340,000 in the international markets where we sell to distributors. A significant amount of the growth was due to our increasing success in the marketing and sale of ILUVIEN for a new indication for the prevention of relapse in recurrent NIU-PS of the eye in the United Kingdom and Germany. We began selling ILUVIEN for this indication in the second half of 2019.
Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $280,000, or 30%, to approximately $1.2 million for the three months ended March 31, 2020, compared to approximately $920,000 for the three months ended March 31, 2019. The increase was primarily attributable to our increased international sales.
Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $310,000, or 26%, to approximately $890,000 for the three months ended March 31, 2020, compared to approximately $1.2 million for the three months ended March 31, 2019. The decrease was primarily related to a decrease in costs associated with our 5-year open label registry study as it nears completion.
General and administrative expenses. General and administrative expenses decreased by approximately $50,000, or 5%, to approximately $940,000 for the three months ended March 31, 2020, compared to approximately $990,000 for the three months ended March 31, 2019.
Sales and marketing expenses. Sales and marketing expenses decreased by approximately $400,000, or 24%, to approximately $1.3 million for the three months ended March 31, 2020, compared to approximately $1.7 million for the three months ended March 31, 2019. The decrease was primarily attributable to decreases of approximately $190,000 in marketing costs and $110,000 in market access costs.

Other Segment

	Three Months Ended March 31,
	2020	2019
	(In thousands)
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	$68	$130
GENERAL AND ADMINISTRATIVE EXPENSES	272	472
SALES AND MARKETING EXPENSES	100	167
DEPRECIATION AND AMORTIZATION	654	652
OPERATING EXPENSES	1,094	1,421
SEGMENT LOSS FROM OPERATIONS	$(1,094)	$(1,421)
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
Within the respective financial statement line items included in the Other segment, stock-based compensation expense, collectively, decreased by approximately $330,000, or 43%, to $440,000 for the three months ended March 31, 2020, compared to approximately $770,000 for the three months ended March 31, 2019.

Depreciation and amortization was approximately $650,000 for the three months ended March 31, 2020 and 2019.
Liquidity and Capital Resources
Overview
Since inception, we have incurred recurring losses, negative cash flow from operations and have accumulated a deficit in stockholders’ equity of $388.8 million through March 31, 2020.
As explained above in “Effects of the COVID-19 Pandemic,” the unprecedented and adverse effects of COVID-19 pandemic, and its unpredictable duration, in the regions where we have customers, employees and distributors have had a material adverse effect on our sales of ILUVIEN and thus on our net revenues. Depending on the duration of the pandemic and the success of our strategy to conserve our cash and otherwise mitigate the impact of the pandemic, it may have a material adverse effect on our liquidity and financial condition in the future as well. We expect that the pandemic may adversely affect our ability to operate as we did before. As a result, it is difficult to project the extent of that impact now and as this situation continues to evolve.
Since January 2018, we have funded our operations through the 2018 and 2019 Solar Loan Agreements described below and a small offering of common stock. In April 2020, we obtained a loan under the Paycheck Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. Our loans do not include a revolving loan feature and have been fully advanced by the respective lenders. We currently have no additional borrowing capacity, and the 2019 Solar Loan Agreement generally prohibits any additional debt unless we obtain the prior consent of Solar Capital. Currently, we cannot access the equity markets without severe dilution to our current stockholders.
Indebtedness
Loans from Solar Capital. On January 5, 2018, we entered into a $40.0 million Loan and Security Agreement (the 2018 Solar Loan Agreement) with Solar Capital Ltd. (Solar Capital) and other lenders. Under the 2018 Solar Loan Agreement, we borrowed the entire $40.0 million as a term loan that was scheduled to mature on July 1, 2022 (the 2018 Solar Loan). We used the proceeds of the 2018 Solar Loan to refinance the then outstanding loan under our previous loan agreement with Hercules Capital, Inc. and to pay closing expenses associated with the 2018 Solar Loan Agreement.
On December 31, 2019, we refinanced the 2018 Solar Loan Agreement by entering into a $45.0 million Loan and Security Agreement (the 2019 Solar Loan Agreement) with Solar Capital as Collateral Agent (Agent), and the parties signing the 2018 Solar Loan Agreement from time to time as Lenders, including Solar Capital in its capacity as a Lender (collectively, the Lenders). Under the 2019 Solar Loan Agreement, we borrowed $42.5 million on December 31, 2019 and $2.5 million on February 21, 2020 (the 2019 Solar Loan). The 2019 Solar Loan matures on July 1, 2024. We used the initial proceeds of the

2019 Solar Loan to pay off the 2018 Solar Loan, along with related prepayment, legal and other fees and expenses totaling approximately $2.3 million, which included $2.2 million in fees to Solar Capital. We expect to use the remaining proceeds of the 2019 Solar Loan to provide additional working capital for general corporate purposes, and those proceeds are part of the cash and cash equivalents described below.
On May 1, 2020, we entered into a First Amendment (the Amendment) to the 2019 Solar Loan Agreement. The Amendment, among other things:
(a)eliminates the previous requirement that the following covenant (the Revenue Covenant) be measured at June 30, 2020 and September 30, 2020: we shall not permit revenues (under U.S. GAAP) from the sale of ILUVIEN in the ordinary course of business to third party customers, on a trailing six-month basis, to be less than a specified minimum revenue amount for each such date;
(b)requires that the Revenue Covenant be measured at November 30, 2020 and specifies a new minimum revenue amount in that regard;
(c)requires that the Revenue Covenant be measured at December 31, 2020 and specifies a new minimum revenue amount in that regard; and
(d)requires that the Revenue Covenant be measured at March 31, 2021 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of our projected revenues in accordance with an annual plan we submit to Agent by January 15th of such year, such plan to be approved by our board of directors and Agent in its sole discretion.
The Amendment also adds the following new minimum liquidity requirement that is in effect from May 1, 2020 until we notify Agent that we have met the Revenue Covenant at November 30, 2020: we shall not permit the aggregate amount of unrestricted cash and cash equivalents to be less than the sum of (i) $8,500,000 plus (ii) the amount of our accounts payable that have not been paid within 90 days from the invoice date of the relevant account payable.
Paycheck Protection Program Loan. On April 22, 2020, we received approximately $1.8 million in support (the PPP Loan) from the U.S. federal government under the Paycheck Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. The PPP Loan is unsecured and is evidenced by a note (the HSBC Note) in favor of HSBC Bank USA, National Association (HSBC) as the lender and is governed by a Loan Agreement with HSBC.
The interest rate on the HSBC Note is 1.0% per annum. Payments of principal and interest are deferred for 180 days from the date of the HSBC Note. The Paycheck Protection Program provides a mechanism for forgiveness of up to the full amount borrowed as long as we use the loan proceeds during the eight-week period after the loan origination for eligible purposes as described in the CARES Act and related guidance. We have placed the PPP Loan proceeds in the bank account we use for payroll and will use the proceeds for the sole purpose of meeting payroll obligations and other eligible uses under the Paycheck Protection Program when due. Solar Capital and the other Lenders consented to the indebtedness incurred under the PPP Loan.
Current Cash Position
As of March 31, 2020, we had approximately $12.2 million in cash and cash equivalents, an increase of $2.8 million from the $9.4 million in cash and cash equivalents that we reported on December 31, 2019. Contributing to the increase, in February 2020, we borrowed the remaining $2.5 million under the $45.0 million loan agreement from Solar Capital. In April 2020, we received approximately $1.8 million in support from the U.S. federal government under the Paycheck Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. Especially in light of the adverse effects of COVID-19, we may need to raise additional capital to fund our business strategy, including the continued commercialization of ILUVIEN and the retention of our current employees and staff. In any event, we have adjusted and we expect to continue to adjust our commercial spending so that we can continue to operate with our existing cash resources. The actual amount of funds that we will need will depend on many factors, some of which are beyond our control. We may need funds sooner than currently anticipated. See “Effects of the COVID-19 Pandemic” above for an explanation of our strategy to conserve our cash and otherwise mitigate the impact of the pandemic on our financial position and operations.
We cannot ensure that our mitigation strategies will be effective or will continue to be effective if the duration of the pandemic is longer than we expect. We cannot be sure that additional financing will be available when needed or that, if available, the additional financing could be obtained on terms that are not significantly detrimental to us or our stockholders. If we were to raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result, and the terms of any new equity securities may have a preference over our common stock. If we were to attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining those agreements, or in receiving milestone or royalty payments under them. If we were to attempt to raise additional funds through debt financing, (a) the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to achieve our business strategy; and (b) we would be required to obtain the permission or participation of Solar Capital, which we might not be able to obtain. Our recurring losses and any potential needs to raise capital create substantial doubt about our ability to continue as a going concern for the next 12 months following the issuance of the financial statements for the filing of this Form 10-Q.
Sources and Uses of Cash for the three months ended March 31, 2020 compared to the three months ended March 31, 2019
For the three months ended March 31, 2020, cash provided by our operations was approximately $550,000. The cash provided by our operations was primarily due to our net loss of $1.2 million, offset by $650,000 of non-cash depreciation and amortization, $440,000 of non-cash stock-based compensation expense and $240,000 of non-cash interest expense associated with the amortization of our debt discount. Further reducing cash from operations was a $2.8 million net decrease in accounts payable, accrued expenses and other current liabilities and a $150,000 decrease in long-term liabilities. These were offset by a $3.0 million decrease in accounts receivable, a $180,000 decrease in inventory and a $50,000 decrease in prepaid expenses and other current assets.
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
For the three months ended March 31, 2020, net cash used in our investing activities was approximately $25,000, which was due to the purchase of property and equipment.
For the three months ended March 31, 2019, net cash used in our investing activities was approximately $15,000.
For the three months ended March 31, 2020, net cash used in our financing activities was approximately $2.4 million which is primarily due to borrowing the remaining $2.5 million under the 2019 Solar Loan Agreement.
For the three months ended March 31, 2019, net cash provided by our financing activities was approximately $110,000, which is due to payments of finance lease obligations.
Contractual Obligations and Commitments
There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020.
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

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. Risk Factors
In our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 2, 2020, we identify under Item 1A of Part I important factors that could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. Except as described below, there have been no material changes in our risk factors after the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. However, the risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.
You should read the following information in conjunction with the Interim Financial Statements and related notes in Part I, Item 1, Financial Information and the discussion and analysis of our financial condition in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business, and such impacts may have a material adverse effect on our results of operations, financial condition and cash flows.
The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, and the public at large to limit COVID-19’s spread have had, and we expect will continue to have, certain negative effects on, and present certain risks to, our business including the following:

•	We have experienced a decrease in sales of ILUVIEN in the U.S. and in our international markets that have been affected by the COVID-19 pandemic resulting from, among other things:

▪	Governments and private parties have imposed limitations on in-person access to physicians, which can:

◦	affect patient access to treatment, given that ILUVIEN is administered only by an injection into the eye, which means telemedicine is not a viable substitute; and

◦
make it difficult or impossible for our sales representatives (including those employed by our distributors) to meet with retina specialists and their staff to educate them about the benefits of ILUVIEN and to provide support for insurance pre-certifications.

▪
Our business is also negatively affected by patient behavior in the current environment. Most of our ILUVIEN sales are driven by the use of ILUVIEN to treat diabetic macular edema, or DME. Given that governmental authorities have cited diabetes as a factor that places a person at higher risk for severe illness from COVID-19, many of those patients may be unwilling to visit their physicians in person (even if otherwise permitted) due to their fear of contracting COVID-19.

These limitations and other effects of COVID-19 had a material adverse impact on our revenues late in the first quarter of 2020 and in April 2020. We expect these factors to continue to adversely impact our revenue, but the extent and duration of that impact is uncertain at this time. If the COVID-19 pandemic intensifies, its duration is longer than we expect or if a second pandemic follows after initial resolution, its negative impact on our sales and thus our liquidity and financial condition could be more prolonged and may be severe. Financial uncertainty associated with the adverse effects of COVID-19, and the duration of those effects, could have an impact in future periods on certain estimates used in the preparation of our quarterly financial results, including impairment of intangible assets, the income tax provision and realizability of certain receivables.

•
Limitations on travel within and between the countries in which we market and sell ILUVIEN, as well as various types of “shelter in place” orders, have curtailed our in-person marketing activities, which have in turn contributed to lower sales of ILUVIEN.

•
As a result of the COVID-19 pandemic, including related governmental guidance or directives, we have required almost all office-based employees, including almost all employees based at our headquarters in Georgia, to work remotely. We may experience reductions in productivity and disruptions to our business routines while our remote work policy remains in place.

•
We may fail to maintain or modify as necessary our internal controls over financial reporting in the new environment in which (a) almost all of our employees are working remotely and (b) we or our distributors have been and may be required to modify our standard business processes to take into account the current environment in light of COVID-19. If we fail to maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

•
We may fail to plan appropriately to meet the demand of our customers for ILUVIEN, which could lead either to (a) ILUVIEN being out of stock or (b) our investment of a greater amount of cash in inventory than we need. Either event could have a material adverse effect on our results of operations, financial condition and cash flows.

•
As the result of lower sales of ILUVIEN, we may fail to comply with financial covenants in our $45.0 million 2019 Solar Loan Agreement, as amended, that are based on (a) minimum trailing six months’ revenues as of November 30, 2020 and the end of each calendar quarter thereafter and (b) a minimum liquidity requirement that is in effect from May 1, 2020 until we notify Solar Capital that we have met the minimum revenue amount at November 30, 2020. If an event of default under the 2019 Solar Loan Agreement occurs, Solar Capital may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to raise additional financing, renegotiate the 2019 Solar Loan Agreement on terms less favorable to us or immediately cease operations. Any declaration by Solar Capital of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline significantly after we publicly disclose that event in an SEC filing. Further, if we are liquidated, Solar Capital’s right to repayment would be senior to the rights of our stockholders.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
On March 18, 2020, the compensation committee of our board of directors granted shares of restricted stock to our executive officers as follows:

Name	Total Number of Shares of Restricted Stock Granted	Vesting Dates and Number of Shares of Restricted Stock Vested on Those Dates
Richard S. Eiswirth, Jr.	10,884	5,442 on March 11, 2021
		5,442 on March 12, 2021
Philip Ashman, Ph.D.	5,389	5,389 on March 4, 2021
Samer Kaba	4,683	4,683 on March 5, 2021
David Holland	5,172	5,172 on March 8, 2021
J. Philip Jones	3,958	3,958 on March 9, 2021
On the date of grant, the closing price of our common stock on the Nasdaq Global Market was $3.12 per share. The form of restricted stock agreement is attached as Exhibit 10.5.C to this Form 10-Q, along with a form of restricted stock unit agreement that is attached as Exhibit 10.5.D to this Form 10-Q.

ITEM 6. Exhibits

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of Registrant, as amended on various dates (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, as filed on March 2, 2020, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 10-K, as filed on March 2, 2020 and incorporated herein by reference).

10.3.I†*	First Amendment to Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan of Richard S. Eiswirth, Jr.

10.5.C†*	Form of Restricted Stock Agreement under the Alimera Sciences, Inc. 2019 Omnibus Incentive Plan.

10.5.D†*	Form of Restricted Stock Unit Agreement under the Alimera Sciences, Inc. 2019 Omnibus Incentive Plan.

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Link Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

†	Management contracts and compensatory plans and arrangements.

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

ALIMERA SCIENCES, INC.

May 6, 2020	By:	/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

May 6, 2020	By:	/s/ J. Philip Jones
J. Philip Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)