Form 10-Q
period 2020-06-30
ALIMERA SCIENCES INC
filed 2020-08-04
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 3, 2020, there were 5,031,745 shares of the registrant’s Common Stock issued and outstanding.

ALIMERA SCIENCES, INC.

QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Various statements in this report of Alimera Sciences, Inc. (we, our, Alimera or the Company) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors that could cause actual results to differ include:

•the adverse effects of the COVID-19 pandemic, and its unpredictable duration, in the regions where we have customers, employees and distributors;

•the adverse effects of the COVID-19 pandemic on sales of ILUVIEN® resulting from (a) limitations on in-person access to physicians for treatment imposed by governments or healthcare facilities and (b) the unwillingness of patients, many of whom suffer from diabetic macular edema and, in Europe and the Middle East, non-infectious uveitis, to visit their physicians in person due to their fear of contracting the COVID-19 pandemic;

•the possibility that we may fail to plan appropriately to meet the demand of our customers for ILUVIEN, which could lead either to (a) ILUVIEN being out of stock or (b) our investment of a greater amount of cash in inventory than we need;

•the possibility that the economic impact of the COVID-19 pandemic will lead to changes in reimbursement policies and reduce market access for ILUVIEN in countries where we sell ILUVIEN;

•the possibility that we may fail to maintain or modify as necessary our internal controls over financial reporting in the current environment in which (a) some of our employees are working remotely and (b) we or our distributors are required to modify our standard business processes to take into account the current environment in light of the COVID-19 pandemic;

•the possibility of reduced efficiency and potential distractions of our employees resulting from the impact of the COVID-19 pandemic, and the resulting loss of productivity;

•the possibility that we may fail to comply with minimum required revenue and liquidity covenants in our $45.0 million loan and security agreement with Solar Capital Ltd.;

•uncertainty associated with our transition from our key third-party manufacturer of certain component parts of the ILUVIEN injector to a successor manufacturer;

•dependence on third-party manufacturers to manufacture ILUVIEN or any future products or product candidates in sufficient quantities and quality, in a timely manner, and at an acceptable price;

•financial uncertainty associated with the adverse effects of the COVID-19 pandemic and the duration of those effects, which had an adverse effect on our revenue in the second quarter of 2020 and may in the future have an adverse effect on our revenue and on our financial condition and cash flows as well as an impact in future periods on certain estimates used in the preparation of our quarterly financial results, including impairment of intangible assets, the income tax provision and recoverability of certain receivables;

•a slowdown or reduction in our sales due to, in addition to the other factors cited above, a reduction in end user demand, unanticipated competition, regulatory issues, or other unexpected circumstances;

•uncertainty regarding our ability to achieve profitability and positive cash flow through the commercialization of ILUVIEN in the U.S., the European Economic Area and other regions of the world where we sell ILUVIEN;

•uncertainty regarding the pricing and reimbursement guidelines for ILUVIEN or any future products or product candidates, including ILUVIEN in new markets;

•uncertainty associated with our pursuit of reimbursement approval from local health authorities in certain countries for the recently obtained additional indication for ILUVIEN for prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment of the eye (NIU-PS);

•uncertainty associated with our ability to meet any post-market requirements for NIU-PS in the European Economic Area;

•the possibility that the NEW DAY Study may fail to demonstrate the efficacy of ILUVIEN as baseline therapy in patients with early diabetic macular edema (DME) or to generate data demonstrating the benefits of ILUVIEN when compared to the current leading therapy for DME, as well as uncertainty regarding the total expense we will incur over the next three to four years related to the NEW DAY Study and how we will fund these costs;

•the possibility that we may not be entitled to forgiveness of our PPP Loan;

•our ability to retain our current employees and to recruit and retain the new employees we need in the future, in particular a productive sales force;

•the possibility that we may fail to comply with the Nasdaq listing standards in the future;

•our ability to successfully commercialize ILUVIEN following regulatory approval in additional markets;

•delay in or failure to obtain regulatory and reimbursement approval of ILUVIEN or any future products or product candidates in additional countries;

•our possible need to raise additional financing; and

•current and future laws and regulations.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$13,496	$9,426
Restricted cash	31	33
Accounts receivable, net	14,034	19,331
Prepaid expenses and other current assets	2,942	2,565
Inventory (Note 7)	1,968	1,390
Total current assets	32,471	32,745
NON-CURRENT ASSETS:
Property and equipment, net	1,205	940
Right of use assets, net	867	1,107
Intangible asset, net (Note 8)	13,816	14,783
Deferred tax asset	735	734
TOTAL ASSETS	$49,094	$50,309
CURRENT LIABILITIES:
Accounts payable	$5,884	$7,077
Accrued expenses	3,140	4,716
Notes payable	889	—
Finance lease obligations	226	255
Total current liabilities	10,139	12,048
NON-CURRENT LIABILITIES:
Notes payable, net of discount (Note 10)	42,510	38,658
Finance lease obligations — less current portion	311	94
Other non-current liabilities	3,664	3,954
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value — 10,000,000 shares authorized at June 30, 2020 and December 31, 2019:
Series A Convertible Preferred Stock, 1,300,000 authorized and 600,000 issued and outstanding at June 30, 2020 and December 31, 2019; liquidation preference of $24,000 at June 30, 2020 and December 31, 2019	19,227	19,227
Series C Convertible Preferred Stock, 10,150 authorized issued and outstanding at June 30, 2020 and December 31, 2019; liquidation preference of $10,150 at June 30, 2020 and December 31, 2019	11,117	11,117
Common stock, $.01 par value — 150,000,000 shares authorized, 5,031,745 shares issued and outstanding at June 30, 2020 and 4,965,949 shares issued and outstanding at December 31, 2019	50	50
Additional paid-in capital	350,769	350,117
Common stock warrants	3,707	3,707
Accumulated deficit	(391,314)	(387,570)
Accumulated other comprehensive loss	(1,086)	(1,093)
TOTAL STOCKHOLDERS’ DEFICIT	(7,530)	(4,445)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$49,094	$50,309

See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands, except share and per share data)
NET REVENUE	$10,038	$10,855	$24,573	$23,745
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,485)	(1,174)	(3,412)	(2,774)
GROSS PROFIT	8,553	9,681	21,161	20,971
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,810	2,834	4,693	5,561
GENERAL AND ADMINISTRATIVE EXPENSES	2,975	3,675	6,156	7,068
SALES AND MARKETING EXPENSES	4,382	6,108	10,054	12,021
DEPRECIATION AND AMORTIZATION	685	654	1,339	1,306
OPERATING EXPENSES	9,852	13,271	22,242	25,956
NET LOSS FROM OPERATIONS	(1,299)	(3,590)	(1,081)	(4,985)
INTEREST EXPENSE AND OTHER	(1,351)	(1,236)	(2,643)	(2,464)
UNREALIZED FOREIGN CURRENCY GAIN (LOSS), NET	109	49	28	(20)
NET LOSS BEFORE TAXES	(2,541)	(4,777)	(3,696)	(7,469)
PROVISION FOR TAXES	(5)	(261)	(48)	(332)
NET LOSS	$(2,546)	$(5,038)	$(3,744)	$(7,801)
NET LOSS PER COMMON SHARE — Basic and diluted	$(0.51)	$(1.06)	$(0.75)	$(1.65)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and diluted	5,030,833	4,732,687	5,005,777	4,724,417

See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
NET LOSS	(2,546)	$(5,038)	$(3,744)	$(7,801)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	93	55	7	(27)
TOTAL OTHER COMPREHENSIVE LOSS	93	55	7	(27)
COMPREHENSIVE LOSS	$(2,453)	$(4,983)	$(3,737)	$(7,828)

See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,744)	$(7,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,339	1,306
Unrealized foreign currency transaction (gain) loss	(28)	20
Amortization of debt discount	481	415
Stock-based compensation expense	757	1,399
Changes in assets and liabilities:
Accounts receivable	5,305	3,332
Prepaid expenses and other current assets	(238)	(963)
Inventory	(582)	256
Accounts payable	(1,211)	1,532
Accrued expenses and other current liabilities	(1,568)	(603)
Other long-term liabilities	(293)	431
Net cash provided by (used in) operating activities	218	(676)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(217)	(39)
Net cash used in investing activities	(217)	(39)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10	26
Issuance of debt	4,278	—
Payment of debt costs	(19)	—
Payment of finance lease obligations	(231)	(168)
Net cash provided by (used in) financing activities	4,038	(142)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	29	(29)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	4,068	(886)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	9,459	13,075
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$13,527	$12,189
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,084	$2,048
Cash paid for income taxes	$30	$7
Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$495	$64
Property and equipment acquired under operating leases	$—	$676
Note payable end of term payment accrued but unpaid	$1,800	$1,800

See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Series A		Series C
			Convertible		Convertible					Accumulated
	Common Stock		Preferred Stock		Preferred Stock		Additional	Common		Other
							Paid-In	Stock	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Loss	Total
2020	(In thousands, except share data)
Balance, December 31, 2019	4,965,949	$50	600,000	$19,227	10,150	$11,117	$350,117	$3,707	$(387,570)	$(1,093)	$(4,445)
Issuance of common stock, net of issuance costs	62,933	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	440	—	—	—	440
Other	—	—	—	—	—	—	(115)	—	—	—	(115)
Net loss	—	—	—	—	—	—	—	—	(1,198)	—	(1,198)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(86)	(86)
Balance, March 31, 2020	5,028,882	$50	600,000	$19,227	10,150	$11,117	$350,442	$3,707	$(388,768)	$(1,179)	$(5,404)
Issuance of common stock, net of issuance costs	2,863	—	—	—	—	—	10	—	—	—	10
Stock-based compensation	—	—	—	—	—	—	317	—	—	—	317
Net loss	—	—	—	—	—	—	—	—	(2,546)	—	(2,546)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	93	93
Balance, June 30, 2020	5,031,745	$50	600,000	$19,227	10,150	$11,117	$350,769	$3,707	$(391,314)	$(1,086)	$(7,530)

2019
Balance, December 31, 2018	4,671,921	$47	600,000	$19,227	10,150	$11,117	$346,762	$3,707	$(377,127)	$(1,011)	2,722
Issuance of common stock, net of issuance costs	59,319	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	770	—	—	—	770
Net loss	—	—	—	—	—	—	—	—	(2,763)	—	(2,763)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(83)	(83)
Balance, March 31, 2019	4,731,240	$47	600,000	$19,227	10,150	$11,117	$347,532	$3,707	$(379,890)	$(1,094)	$646
Issuance of common stock, net of issuance costs	2,124	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	655	—	—	—	655
Net loss	—	—	—	—	—	—	—	—	(5,038)	—	(5,038)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	55	55
Balance, June 30, 2019	4,733,364	$47	600,000	$19,227	10,150	$11,117	$348,187	$3,707	$(384,928)	$(1,039)	$(3,682)

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Alimera Sciences, Inc., together with its wholly owned subsidiaries (the Company), is a pharmaceutical company that specializes in the commercialization and development of ophthalmic pharmaceuticals. The Company presently focuses on diseases affecting the back of the eye, or retina, because the Company believes these diseases are not well treated with current therapies and affect millions of people globally. The Company’s only product is ILUVIEN®, which has received marketing authorization and reimbursement approval in numerous countries for the treatment of diabetic macular edema (DME). In addition, ILUVIEN has received marketing authorization in 16 European countries and has obtained reimbursement approval in two countries, Germany and the U.K., for the prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment (NIU-PS).

The Company markets ILUVIEN directly in the U.S., Germany, the U.K., Portugal, Austria and Ireland. In addition, the Company has entered into various agreements under which distributors are providing or will provide regulatory, reimbursement and sales and marketing support for ILUVIEN in Belgium, France, Italy, Luxembourg, the Netherlands, Spain, Australia, New Zealand, Canada and several countries in the Middle East. As of June 30, 2020, the Company has recognized sales of ILUVIEN to the Company’s international distributors in the Middle East, France, Italy and Spain.

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

Effects of the COVID-19 Pandemic

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, and the public at large to limit the COVID-19 pandemic’s spread have had, and the Company expects will continue to have, certain negative effects on, and present certain risks to, the Company’s business. The Company is currently unable to fully determine its future impact on the Company’s business. These limitations and other effects of the COVID-19 pandemic had an adverse impact on the Company’s revenues late in the first quarter of 2020 and throughout the second quarter of 2020. The Company expects these factors to continue to adversely impact the Company’s revenue, and the extent and duration of that impact is uncertain at this time. The Company is monitoring the pandemic and its potential effect on the Company’s financial position, results of operations and cash flows. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the Company’s quarterly financial results, including impairment of intangible assets, the income tax provision and realizability of certain receivables. Should the pandemic continue for an extended period, the impact on the Company’s operations could have an adverse effect on the Company’s revenue, financial condition and cash flows.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes. The standard eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intraperiod tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax and (4) enacted changes in tax laws in interim periods. The standard becomes effective for the Company on January 1, 2021. The Company is in the process of determining the effect that the adoption will have on its financial statements.

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

As of June 30, 2020, the Company had received a total of $1,000,000 of milestone payments in connection with the Company’s Canadian distributor that it has not recognized as revenue based on the Company’s analysis in connection with ASU 2014-09, Revenue from Contracts with Customers (ASC 606). These deferred revenues are included as a component of other non-current liabilities on the Company’s balance sheets.

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

Certain of these agreements include consideration in the form of milestone payments. At the inception of each arrangement that includes milestone payments, the Company evaluates the recognition of milestone payments. Typically, milestone payments are associated with events that are not entirely within the control of the Company or the licensee, such as regulatory approvals, are included in the transaction price, and are subject to a constraint until it is probable that there will not be a significant revenue reversal, typically upon achievement of the milestone. At the end of each reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price.

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

Supplemental balance sheet information as of June 30, 2020 for the Company’s operating leases is as follows:

(In thousands)
NON-CURRENT ASSETS:
Right of use assets, net	$867
Total lease assets	$867
CURRENT LIABILITIES:
Accrued expenses	$486
NON-CURRENT LIABILITIES:
Other non-current liabilities	537
Total lease liabilities	$1,023

The Company’s operating lease cost for the three and six months ended June 30, 2020 was $96,000 and $223,000, respectively, and is included in general and administrative expenses in its condensed consolidated statement of operations.

As of June 30, 2020, a schedule of maturity of lease liabilities under all of the Company’s operating leases is as follows:

Years Ending December 31	(In thousands)
2020	$284
2021	451
2022	152
2023	152
2024	152
Thereafter	—
Total	1,191
Less amount representing interest	(168)
Present value of minimum lease payments	1,023
Less current portion	(486)
Non-current portion	$537

Cash paid for operating leases was $216,000 during the six months ended June 30, 2020. No right of use assets were obtained in exchange for operating leases for the six months ended June 30, 2020.

As of June 30, 2020, the weighted average remaining lease terms of the Company’s operating leases was 3.1 years. The weighted average discount rate used to determine the lease liabilities was 10.1%.

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

Supplemental balance sheet information as of June 30, 2020 and December 31, 2019 for the Company’s finance leases is as follows:

	June 30,	December 31,
	2020	2019
	(In thousands)
NON-CURRENT ASSETS:
Property and equipment, net	$641	$414
Total lease assets	$641	$414
CURRENT LIABILITIES:
Finance lease obligations	$226	$255
NON-CURRENT LIABILITIES:
Finance lease obligations — less current portion	311	94
Total lease liabilities	$537	$349

Depreciation expense associated with property and equipment under finance leases was approximately $112,000 and $77,000 for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense associated with property and equipment under finance leases was approximately $193,000 and $153,000 for the six months ended June 30, 2020 and 2019, respectively. Interest expense associated with finance leases was $13,000 and $8,000 for the three months ended June 30, 2020 and 2019, respectively. Interest expense associated with finance leases was $19,000 and $17,000 for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, a schedule of maturity of lease liabilities under finance leases, together with the present value of minimum lease payments, is as follows:

Years Ending December 31	(In thousands)
2020	$191
2021	252
2022	110
2023	18
Total	571
Less amount representing interest	(34)
Present value of minimum lease payments	537
Less current portion	(226)
Non-current portion	$311

Cash paid for finance leases was $210,000 during the six months ended June 30, 2020. The Company acquired $495,000 of property and equipment in exchange for finance leases during the six months ended June 30, 2020.

As of June 30, 2020, the weighted average remaining lease terms of the Company’s financing leases was 1.3 years. The weighted average discount rate used to determine the financing lease liabilities was 8.2%.

6. GOING CONCERN

The accompanying Interim Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Interim Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

To date, the Company has incurred recurring losses and negative cash flow from operations and has accumulated a deficit of $391,314,000 from inception through June 30, 2020. As of June 30, 2020, the Company had approximately $13,496,000 in cash and cash equivalents. The Company’s ability to avoid depleting its cash depends upon its ability to maintain revenue and contain its expenses. Should the impact of the COVID-19 pandemic be extended, the Company has plans in place to reduce its expenses further in the future.

Further, the Company must maintain compliance with the debt covenants of its $45,000,000 Loan and Security Agreement with Solar Capital Ltd., as amended (see Note 10). In management’s opinion, the uncertainty regarding future revenues raises substantial doubt about the Company’s ability to continue as a going concern without access to additional debt and/or equity financing over the course of the next twelve months.

To meet the Company’s future working capital needs, the Company may need to raise additional debt or equity financing. While the Company has from time to time been able to raise additional capital through issuance of equity and/or debt financing, and while the Company has implemented a plan to control its expenses to satisfy its obligations due within one year from the date of issuance of these Interim Financial Statements, the Company cannot guarantee that it will be able to maintain debt compliance, raise additional equity, contain expenses, or increase revenue. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern within one year after these Interim Financial Statements are issued.

7. INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2020	2019
	(In thousands)
Component parts (1)	$420	$389
Work-in-process (2)	600	399
Finished goods	948	602
Total Inventory	$1,968	$1,390

(1)    Component parts inventory consists of manufactured components of the ILUVIEN applicator.

(2)    Work-in-process consists of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing or stability testing as required by U.S. or EEA regulatory authorities.

8. INTANGIBLE ASSET

As a result of the approval of ILUVIEN by the U.S. Food and Drug Administration (FDA) in 2014, the Company was required to pay EyePoint Pharmaceuticals, Inc. (EyePoint) a milestone payment of $25,000,000 (see Note 9).

The gross carrying amount of the intangible asset is $25,000,000, which is being amortized over approximately 13 years from the acquisition date. The amortization expense related to the intangible asset was approximately $484,000 for both the three months ended June 30, 2020 and 2019, respectively. The amortization expense related to the intangible asset was approximately $967,000 and $962,000 for the six months ended June 30, 2020 and 2019, respectively. The net book value of the intangible asset was $13,816,000 and $14,783,000 as of June 30, 2020 and December 31, 2019, respectively.

The estimated future amortization expense as of June 30, 2020 for the remaining periods in the next five years and thereafter is as follows:

Years Ending December 31	(In thousands)
2020	$978
2021	1,940
2022	1,940
2023	1,940
2024	1,946
Thereafter	5,072
Total	$13,816

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

In April of 2020, as a result of the potential impact of the COVID-19 pandemic on the Company’s statements of operations, the Company performed an asset impairment analysis by comparing future undiscounted cash flows of the identified asset group to the carrying value of that asset group. The Company concluded no impairment was necessary.

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

In July 2017, the Company amended and restated its license agreement with EyePoint, which was made effective July 1, 2017 (the New Collaboration Agreement). Under the New Collaboration Agreement, the Company has the right to the technology underlying ILUVIEN for the treatment of uveitis, including NIU-PS, in Europe, the Middle East and Africa. The New Collaboration Agreement converted the Company’s previous profit share obligation to a royalty payable on global net revenues of ILUVIEN. The Company began paying a 2% royalty on net revenues and other related consideration to EyePoint on July 1, 2017. The royalty amount increased to 6% effective December 12, 2018. The Company is required to pay an additional 2% royalty on global net revenues and other related consideration in excess of $75,000,000 in any year. During the three and six months ended June 30, 2020, the Company recognized approximately $401,000 and $982,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization. As of June 30, 2020, approximately $401,000 of this royalty expense was included in the Company’s accounts payable. During the three and six months ended June 30, 2019, the Company recognized approximately $434,000 and $950,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization.

Following the signing of the New Collaboration Agreement, the Company retained a right to recover up to $15,000,000 of commercialization costs that were incurred prior to profitability of ILUVIEN and to offset a portion of future payments owed to EyePoint with these accumulated commercialization costs, referred to as the Future Offset. Due to the uncertainty of future net profits, the Company has fully reserved the Future Offset in the accompanying Interim Financial Statements. In March 2019, pursuant to the New Collaboration Agreement, the Company forgave $5,000,000 of the Future Offset in connection with the approval of ILUVIEN for NIU-PS in the U.K. As of June 30, 2020, the balance of the Future Offset was approximately $8,367,000.

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

The Amendment also adds the following new minimum liquidity requirement that is in effect from May 1, 2020 until the Company notifies Agent that it has met the Revenue Covenant at November 30, 2020: the Company shall not permit the aggregate amount of unrestricted cash and cash equivalents to be less than the sum of (i) $8,500,000 plus (ii) the amount of the Company’s accounts payable that have not been paid within 90 days from the invoice date of the relevant account payable. The Company paid no fees to Solar Capital; however, the Company agreed to reimburse Agent for its legal fees.

Paycheck Protection Program

On April 22, 2020, the Company received approximately $1,778,000 in support in the form of a loan from the U.S. federal government under the Paycheck Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act (the PPP Loan). The PPP Loan is unsecured and is evidenced by a note (the Note) in favor of HSBC Bank USA, National Association (HSBC) as the lender and is governed by a Loan Agreement with HSBC.

The interest rate on the Note is 1.0% per annum. The Note has a two-year term and is payable in 18 equal monthly payments of principal and interest beginning on the 180th day following the disbursement of the loan proceeds, subject to forgiveness as described below. The Paycheck Protection Program provides a mechanism for forgiveness of up to the full amount borrowed as long as the Company uses the loan proceeds during the 24-week period following disbursement for eligible purposes as described in the CARES Act and related guidance. The Company used all of the proceeds from the PPP Loan to pay expenses during the applicable period that the Company believes were for eligible purposes. On July 21, 2020, the Company submitted an application to HSBC for forgiveness of the PPP Loan.

In connection with the PPP Loan, the Company entered into a Consent to Loan and Security Agreement (the Consent) under the 2019 Solar Loan Agreement. In the Consent, Solar Capital consented as Collateral Agent and a Lender, and the other Lenders consented as Lenders, to the indebtedness incurred under the PPP Loan, subject to certain conditions, including the Company’s covenant to comply with specified provisions of the CARES Act, the Company’s confirmation of the accuracy of its representations and warranties in the 2019 Solar Loan Agreement and related documents and a release in favor of the Collateral Agent and the Lenders.

The Company accounted for the PPP Loan in the same manner as it has for its other loan agreements. Payments that are due within 12 months of balance sheet dates are shown as current liabilities and payments due thereafter are shown as non-current liabilities. The Company incurred and capitalized insignificant costs with third parties as deferred financing costs associated with the PPP Loan and is expensing these costs to interest expense over the life of the loan using the effective interest method. If the Company’s application for forgiveness were to be approved, the Company will recognize a gain on extinguishment of debt at the time of forgiveness. As of the date of this filing, the application for forgiveness is still pending review.

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

In accordance with the guidance in ASC 470-50, Debt, the Company entered into and accounted for the May 1, 2020 Amendment to its 2019 Solar Loan Agreement as a modification, capitalized no additional costs and expensed approximately $76,000 of costs incurred with third parties within the consolidated statements of operations for the three and six months ended June 30, 2020.

Fair Value of Debt

The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing. Therefore, the carrying amount of the notes approximated their fair value at June 30, 2020 and December 31, 2019.

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

Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either classified as participating or would have been anti-dilutive, were as follows:

	Three and Six Months Ended
	June 30,
	2020	2019
Series A convertible preferred stock	601,504	601,504
Series C convertible preferred stock	676,667	676,667
Common stock warrants	119,712	119,712
Stock options	1,043,297	912,430
Restricted stock & RSUs outstanding at period end	30,086	36,763
Total	2,471,266	2,347,076

12. STOCK INCENTIVE PLANS

Stock Option Plans

During the three months ended June 30, 2020 and 2019, the Company recorded compensation expense related to stock options of approximately $279,000 and $463,000, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded compensation expense related to stock options of approximately $571,000 and $1,062,000, respectively. As of June 30, 2020, the total unrecognized compensation cost related to non-vested stock options granted was $1,997,000 and is expected to be recognized over a weighted average period of 2.42 years. The following table presents a summary of stock option activity for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
	2020		2019
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price ($)	Options	Price ($)
Options outstanding at beginning of period	1,036,484	30.84	894,106	37.25
Grants	27,431	6.54	43,212	14.2
Forfeitures	(20,618)	49.07	(24,888)	41.80
Exercises	—	—	—	—
Options outstanding at period end	1,043,297	29.84	912,430	36.04
Options exercisable at period end	730,712	38.14	648,373	43.90
Weighted average per share fair value of options granted during the period	$4.16		$8.66

The following table presents a summary of stock option activity for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020		2019
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price ($)	Options	Price ($)
Options outstanding at beginning of period	871,472	35.46	830,100	39.41
Grants	196,281	6.72	121,536	13.5
Forfeitures	(24,456)	44.67	(39,206)	37.46
Exercises	—	—	—	—
Options outstanding at period end	1,043,297	29.84	912,430	36.04
Options exercisable at period end	730,712	38.14	648,373	43.90
Weighted average per share fair value of options granted during the period	$4.17		$8.37

The following table provides additional information related to outstanding stock options, exercisable stock options and stock options that were expected to vest as of June 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term	Value ($)
				(In thousands)
Outstanding	1,043,297	29.84	6.17 years	5
Exercisable	730,712	38.14	4.98 years	—
Outstanding, vested and expected to vest	1,003,528	30.65	6.05 years	4

The following table provides additional information related to outstanding stock options, exercisable stock options and stock options that were expected to vest as of December 31, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term	Value ($)
				(In thousands)
Outstanding	871,472	35.46	5.83 years	4
Exercisable	674,952	41.25	5.04 years	—
Outstanding, vested and expected to vest	849,285	36.00	5.75 years	3

As of June 30, 2020, 241,263 shares remain available for grant under the 2019 Omnibus Incentive Plan.

Employee Stock Purchase Plan

During the three months ended June 30, 2020 and 2019, the Company recorded compensation expense related to its employee stock purchase plan of approximately $17,000 and $4,000, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded compensation expense related to its employee stock purchase plan of approximately $38,000 and $11,000, respectively.

Restricted Stock and Restricted Stock Units

A summary of restricted stock and restricted stock units (RSU) transactions under the plans are as follows:

	Three Months Ended
	June 30,
	2020		2019
		Weighted		Weighted
	Restricted	Average	Restricted	Average
	Stock & RSUs	Grant Date	Stock & RSUs	Grant Date
	RSUs	Fair Value ($)	RSUs	Fair Value ($)
Restricted stock & RSUs outstanding at beginning of period	30,086	3.12	32,029	12.90
Grants	—	—	4,734	14.85
Vested units	—	—	—	—
Forfeitures	—	—	—	—
Restricted stock & RSUs outstanding at period end	30,086	3.12	36,763	13.15

	Six Months Ended
	June 30,
	2020		2019
		Weighted		Weighted
	Restricted	Average	Restricted	Average
	Stock & RSUs	Grant Date	Stock & RSUs	Grant Date
	RSUs	Fair Value ($)	RSUs	Fair Value ($)
Restricted stock & RSUs outstanding at beginning of period	36,763	13.15	60,041	17.30
Grants	30,086	3.12	36,763	13.15

Vested units	(36,763)	13.15	(59,341)	17.30
Forfeitures	—	—	(700)	17.40
Restricted stock & RSUs outstanding at period end	30,086	3.12	36,763	13.15

As of June 30, 2020, there was approximately $123,000 of total unrecognized compensation cost related to outstanding RSUs that was recognized during the first quarter of 2020. Employee stock-based compensation expense related to restricted stock and RSUs recognized in accordance with ASC 718, Compensation - Stock Compensation (ASC 718) was $21,000 and $99,000 for the three months ended June 30, 2020 and 2019, respectively. Employee stock-based compensation expense related to RSUs recognized in accordance with ASC 718 was $148,000 and $326,000 for the six months ended June 30, 2020 and 2019, respectively.

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

The Company also applies the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements. The Company’s recorded liability for uncertain tax positions as of June 30, 2020 has increased by approximately $8,000 as compared to December 31, 2019. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions. The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. In addition to other provisions, the CARES Act contains modifications to Net Operating Loss (NOL) carryback rules. For the six months ended June 30, 2020, there was no impact to the tax provision related to the CARES Act. We are currently evaluating the provisions of the CARES Act and how other elections may impact our financial position, results of operations, and disclosures, if needed.

At December 31, 2019, the Company had U.S. federal NOL carry-forwards of approximately $125,756,000 and state NOL carry-forwards of approximately $172,993,000 available to reduce future taxable income. The Company’s U.S. federal NOL carry-forwards remain fully reserved as of June 30, 2020. Except for the NOLs generated after 2017, the U.S. federal NOLs not fully utilized will expire at various dates between 2029 and 2037; most state NOL carry-forwards will expire at various dates between 2020 and 2039. Under the Tax Cuts and Jobs Act of 2017, U.S. federal NOLs and some state NOLs generated after 2017 will carryforward indefinitely.

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

14. SEGMENT INFORMATION

The Company’s chief operating decision maker is the Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the business is principally managed and organized based upon geographic environment. Each segment is separately managed and is evaluated primarily upon segment gain or loss from operations. Non-cash items including stock-based compensation expense and depreciation and amortization are categorized as Other within the table below. The Company does not report balance sheet information by segment because the Company’s chief operating decision maker does not review that information.

The following table presents a summary of the Company’s reporting segments for the three months ended June 30, 2020 and 2019:

	Three Months Ended				Three Months Ended
	June 30, 2020				June 30, 2019
	U.S.	International	Other	Consolidated	U.S.	International	Other	Consolidated
	(In thousands)
NET REVENUE	$3,420	$6,618	$—	$10,038	$7,320	$3,535	$—	$10,855
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(423)	(1,062)	—	(1,485)	(808)	(366)	—	(1,174)
GROSS PROFIT	2,997	5,556	—	8,553	6,512	3,169	—	9,681
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,098	664	48	1,810	1,630	1,090	114	2,834
GENERAL AND ADMINISTRATIVE EXPENSES	1,943	838	194	2,975	2,150	946	579	3,675
SALES AND MARKETING EXPENSES	3,207	1,100	75	4,382	4,217	1,779	112	6,108
DEPRECIATION AND AMORTIZATION	—	—	685	685	—	—	654	654
OPERATING EXPENSES	6,248	2,602	1,002	9,852	7,997	3,815	1,459	13,271
SEGMENT (LOSS) INCOME FROM OPERATIONS	(3,251)	2,954	(1,002)	(1,299)	(1,485)	(646)	(1,459)	(3,590)
OTHER INCOME AND EXPENSES, NET	—	—	(1,242)	(1,242)	—	—	(1,187)	(1,187)
NET LOSS BEFORE TAXES				$(2,541)				$(4,777)

The following table presents a summary of the Company’s reporting segments for the six months ended June 30, 2020 and 2019:

	Six Months Ended				Six Months Ended
	June 30, 2020				June 30, 2019
	U.S.	International	Other	Consolidated	U.S.	International	Other	Consolidated
	(In thousands)
NET REVENUE	$10,487	$14,086	$—	$24,573	$14,086	$9,659	$—	$23,745
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,182)	(2,230)	—	(3,412)	(1,493)	(1,281)	—	(2,774)
GROSS PROFIT	9,305	11,856	—	21,161	12,593	8,378	—	20,971
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	3,020	1,557	116	4,693	3,057	2,261	243	5,561
GENERAL AND ADMINISTRATIVE EXPENSES	3,915	1,775	466	6,156	4,084	1,933	1,051	7,068
SALES AND MARKETING EXPENSES	7,487	2,392	175	10,054	8,258	3,484	279	12,021
DEPRECIATION AND AMORTIZATION	—	—	1,339	1,339	—	—	1,306	1,306
OPERATING EXPENSES	14,422	5,724	2,096	22,242	15,399	7,678	2,879	25,956
SEGMENT (LOSS) INCOME FROM OPERATIONS	(5,117)	6,132	(2,096)	(1,081)	(2,806)	700	(2,879)	(4,985)
OTHER INCOME AND EXPENSES, NET	—	—	(2,615)	(2,615)	—	—	(2,484)	(2,484)
NET LOSS BEFORE TAXES				$(3,696)				$(7,469)

During the three months ended June 30, 2020 and 2019, two customers within the U.S. segment that are large pharmaceutical distributors accounted for 34% and 67%, respectively, of the Company’s consolidated revenues. During the six months ended June 30, 2020 and 2019, these two customers within the U.S. segment accounted for 43% and 59%, respectively, of the Company’s consolidated revenues. These same two customers within the U.S. segment accounted for approximately 55% and 68% of the Company’s consolidated accounts receivable at June 30, 2020 and at December 31, 2019, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those provided in the sections entitled “Risk Factors” in our most recent annual report on Form 10-K, our most recent Form 10-Q and in Part II, Item 1A of this report below. For further information regarding forward-looking statements, please refer to the “Special Note Regarding Forward-Looking Statements and Projections” immediately after the index to this report above.

Alimera Sciences, Inc., and its subsidiaries (we, our or us), is a pharmaceutical company that specializes in the commercialization and development of prescription ophthalmic pharmaceuticals. We presently focus on diseases affecting the back of the eye, or retina, because we believe these diseases are not well treated with current therapies and affect millions of people globally. Our only product is ILUVIEN®, which has received marketing authorization and reimbursement approval in numerous countries for the treatment of diabetic macular edema (DME). In addition, ILUVIEN has received marketing authorization in 16 European countries and has obtained reimbursement approval in two countries, Germany and the U.K., for the prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment (NIU-PS).

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

As of June 30, 2020, we have recognized sales of ILUVIEN to our international distributors in the Middle East, France, Italy and Spain.

Where We Market ILUVIEN to Treat DME

ILUVIEN has received marketing authorization for the use of ILUVIEN to treat DME for the indications and in the countries shown in the following table:

Indication for the Treatment of DME	Countries Where ILUVIEN Has Received Marketing Authorization to Treat DME	Countries Where ILUVIEN Has Received Reimbursement Approval to Treat DME	Countries Where ILUVIEN is Currently Marketed to Treat DME
Treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure	U.S., Australia, Canada, Kuwait, Lebanon and the United Arab Emirates	U.S., Kuwait, Lebanon and the United Arab Emirates	U.S., Kuwait, Lebanon and the United Arab Emirates
Treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies	The United Kingdom (U.K.), Germany, France, Italy, Spain, Portugal, Ireland, Austria, Belgium, Denmark, Norway, Finland, Sweden, Poland, Czech Republic, the Netherlands and Luxembourg	The U.K., Germany, France, Italy, Spain, Portugal, Ireland and Austria	The U.K., Germany, France, Italy, Spain, Portugal, Ireland and Austria

Where We Market ILUVIEN to Treat Recurrent NIU-PS

ILUVIEN has received marketing authorization for the use of ILUVIEN to treat NIU-PS for the indications and in the countries shown in the following table:

Indication for the Treatment of NIU-PS	Countries Where ILUVIEN Has Received Marketing Authorization to Treat NIU-PS	Countries Where ILUVIEN Has Received Reimbursement Approval to Treat NIU-PS	Countries Where ILUVIEN is Currently Marketed to Treat NIU-PS
The prevention of relapse in recurrent NIU-PS	The U.K., Germany, France, Spain, Portugal, Ireland, Austria, Belgium, Denmark, Norway, Finland, Sweden, Poland, Czech Republic, the Netherlands and Luxembourg	The U.K. and Germany	The U.K. and Germany

Effects of the COVID-19 Pandemic

The unprecedented and adverse effects of the COVID-19 pandemic, and its unpredictable duration, in the regions where we have customers, employees and distributors have had an adverse effect on our sales of ILUVIEN and thus on our net revenues and may in the future have an adverse effect on our liquidity and financial condition. These adverse effects of the pandemic on us have resulted from the following, among other factors. Governments and private parties imposed limitations on in-person access to physicians, which adversely affects us in at least two ways. First, these limitations can affect patient access to treatment. Because ILUVIEN is administered only by an injection into the eye, telemedicine is not a viable substitute when administration of treatment is required. Second, limitations on in-person access to physicians also makes it difficult or impossible for our sales representatives (including those employed by our distributors) to meet with retina specialists and their staff to educate them about ILUVIEN.

Our business is also negatively affected by patients’ concerns in the current environment. Prior to the pandemic, most of our ILUVIEN sales were driven by the use of ILUVIEN to treat diabetic macular edema, or DME. Given that health authorities have cited diabetes as a factor that places a person at higher risk for severe illness from the COVID-19 pandemic, many of those patients are unwilling to visit their physicians in person (even if otherwise permitted) due to their fear of contracting the COVID-19 pandemic.

In addition to the effects of limitations on in-person access to physicians, limitations on travel within and between the countries in which we market and sell ILUVIEN, as well as various types of “shelter in place” orders, has curtailed our in-person marketing activities.

These limitations and other effects of the COVID-19 pandemic had an adverse impact on our revenues late in the first quarter and throughout the second quarter. We expect these factors to continue to adversely impact our revenue, but the extent and duration of that impact is uncertain at this time. Depending on the duration of these limitations and other effects of the COVID-19 pandemic, our liquidity and financial condition may be adversely affected in the future as well.

In response to these developments, we have implemented measures to mitigate the impact of the pandemic on our financial position and operations. These measures include the following:

•We have managed our cost structure, minimizing all non-payroll spending where possible to mitigate our anticipated loss of revenue and conserve our cash.

•We have decreased our external spending on commercial and medical affairs activities related to the promotion of ILUVIEN.

•Because we believe that our employees are critical to both (a) serving our customers and patients as the pandemic-related restrictions are lifted in the coming weeks and months, and (b) realizing the long-term value of ILUVIEN, we have maintained our staffing levels and do not currently have any plans to reduce them.

License Agreement with EyePoint Pharmaceuticals US, Inc.

In July 2017, we amended and restated our license agreement with EyePoint Pharmaceuticals US, Inc. (EyePoint), formerly known as pSivida US, Inc., which was made effective July 1, 2017 (the New Collaboration Agreement). Under the New Collaboration Agreement, we

have rights to the technology underlying ILUVIEN for the treatment of uveitis, including NIU-PS, in Europe, the Middle East and Africa. The New Collaboration Agreement converted our previous profit share obligation to a royalty payable on global net revenues of ILUVIEN. We began paying a 2% royalty on net revenues and other related consideration to EyePoint effective July 1, 2017. The royalty amount increased to 6% as of December 12, 2018. We will pay an additional 2% royalty on global net revenues and other related consideration in excess of $75.0 million in any year. During the three and six months ended June 30, 2020, we recognized approximately $401,000 and $982,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization. As of June 30, 2020, approximately $401,000 of this royalty expense was included in our accounts payable. In comparison, during the three and six months ended June 30, 2019, we recognized approximately $434,000 and $950,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization.

Following the signing of the New Collaboration Agreement, we retained a right to offset $15.0 million of future royalty payments (the Future Offset). In March 2019, pursuant to the New Collaboration Agreement, we forgave $5,000,000 of the Future Offset in connection with the approval of ILUVIEN for NIU-PS in the U.K. As of June 30, 2020, the balance of the Future Offset was approximately $8,367,000. (See Note 9 of our notes to the accompanying Interim Financial Statements.)

Sources of Revenues

Our revenues for the three and six months ended June 30, 2020 and 2019 were generated from product sales primarily in the U.S., Germany and the U.K. In the U.S., two large pharmaceutical distributors accounted for 34% and 67% of our consolidated revenues for the three months ended June 30, 2020 and 2019, respectively, and 43% and 59% of our consolidated revenues for the six months ended June 30, 2020 and 2019, respectively. These U.S.-based distributors purchase ILUVIEN from us, maintain inventories of ILUVIEN and sell downstream to physician offices, pharmacies and hospitals. Internationally, in countries where we sell direct, our customers are hospitals, clinics and pharmacies. We sometimes refer to physician offices, pharmacies, hospitals and clinics as end users. In international countries where we sell to distributors, these distributors maintain inventory levels of ILUVIEN and sell to their customers.

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

First Amendment to 2019 Solar Capital Loan Agreement

On May 1, 2020, we entered into a First Amendment (the Amendment) to our $45,000,000 Loan and Security Agreement (the 2019 Solar Loan Agreement) with Solar Capital, as Agent, and the parties signing the Loan Agreement from time to time as Lenders, including Solar Capital in its capacity as a Lender (collectively, the Lenders). For a summary of the terms of the Amendment, see “Liquidity and Capital Resources – Indebtedness – Loans from Solar Capital.”

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands, except share and per share data)
NET REVENUE	$10,038	$10,855	$24,573	$23,745
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,485)	(1,174)	(3,412)	(2,774)
GROSS PROFIT	8,553	9,681	21,161	20,971
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,810	2,834	4,693	5,561
GENERAL AND ADMINISTRATIVE EXPENSES	2,975	3,675	6,156	7,068
SALES AND MARKETING EXPENSES	4,382	6,108	10,054	12,021
DEPRECIATION AND AMORTIZATION	685	654	1,339	1,306
OPERATING EXPENSES	9,852	13,271	22,242	25,956
NET LOSS FROM OPERATIONS	(1,299)	(3,590)	(1,081)	(4,985)
INTEREST EXPENSE AND OTHER	(1,351)	(1,236)	(2,643)	(2,464)
UNREALIZED FOREIGN CURRENCY GAIN (LOSS), NET	109	49	28	(20)
NET LOSS BEFORE TAXES	(2,541)	(4,777)	(3,696)	(7,469)
PROVISION FOR TAXES	(5)	(261)	(48)	(332)
NET LOSS	$(2,546)	$(5,038)	$(3,744)	$(7,801)
NET LOSS PER COMMON SHARE — Basic and diluted	$(0.51)	$(1.06)	$(0.75)	$(1.65)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and diluted	5,030,833	4,732,687	5,005,777	4,724,417

Net Revenue

Revenue from our U.S. distributors and revenue from our partners in the markets in our international segment where we do not sell direct fluctuates depending on the timing of the shipment of ILUVIEN to the distributors and the distributors’ sales of ILUVIEN to their customers.

Net revenue decreased by approximately $900,000, or 8%, to approximately $10.0 million for the three months ended June 30, 2020, compared to approximately $10.9 million for the three months ended June 30, 2019. The decrease was primarily attributable to a revenue decrease of $3.9 million in our U.S. business related to the impact of the COVID-19 pandemic. This decrease was offset by a $3.1 million increase in our international segment as a result of sales in the U.K. and Germany for our posterior uveitis indication and by increased shipments in our international distributor markets.

Net revenue increased by approximately $900,000, or 4%, to approximately $24.6 million for the six months ended June 30, 2020, compared to approximately $23.7 million for the six months ended June 30, 2019. The increase was primarily attributable to a $4.4 million increase in our international segment as a result of sales in the U.K. and Germany for our posterior uveitis indication and by increased shipments in our international distributor markets. This was offset by a $3.6 million decrease in our U.S. business related to the impact of the COVID-19 pandemic.

Cost of Goods Sold, Excluding Depreciation and Amortization, and Gross Profit

Gross profit is affected by costs of goods sold, which includes costs of manufactured goods sold and royalty payments to EyePoint under the New Collaboration Agreement. Additionally, cost of goods sold from our international distributors fluctuates depending on the timing of the shipment of ILUVIEN to our international distributors. Further, cost of goods sold associated with sales in our international markets where we sell to distributors is a higher percentage of revenue.

Cost of goods sold, excluding depreciation and amortization, increased by approximately $300,000, or 25%, to approximately $1.5 million for the three months ended June 30, 2020, compared to approximately $1.2 million for the three months ended June 30, 2019. The increase was primarily attributable to increased sales.

Cost of goods sold, excluding depreciation and amortization, increased by approximately $600,000, or 21%, to approximately $3.4 million for the six months ended June 30, 2020, compared to approximately $2.8 million for the six months ended June 30, 2019. The increase was primarily attributable to increased sales.

Gross profit decreased by approximately $1.1 million, or 11%, to approximately $8.6 million for the three months ended June 30, 2020, compared to approximately $9.7 million for the three months ended June 30, 2019. Gross margin was 85% and 89% for the three months ended June 30, 2020 and 2019, respectively. The decrease in gross margin was primarily affected by sales to our international distributors.

Gross profit increased by approximately $200,000, or 1%, to approximately $21.2 million for the six months ended June 30, 2020, compared to approximately $21.0 million for the six months ended June 30, 2019. Gross margin was 86% and 88% for the six months ended June 30, 2020 and 2019, respectively. The decrease in gross margin was primarily affected by sales to our international distributors.

Research, Development and Medical Affairs Expenses

Currently, our research, development and medical affairs expenses are primarily focused on activities that support ILUVIEN and include clinical trials costs, salaries and related expenses for research, development and medical affairs personnel, as well as costs related to the provision of medical affairs support, such as scientific advisory boards, symposia development for physician education, and costs related to compliance with FDA, European Medicines Agency or other regulatory requirements. We expense both internal and external development costs as they are incurred.

Research, development and medical affairs expenses decreased by approximately $1.0 million, or 36%, to approximately $1.8 million for the three months ended June 30, 2020, compared to approximately $2.8 million for the three months ended June 30, 2019. The decrease was primarily attributable to decreases of approximately $360,000 in personnel costs, including international vacant positions, global bonus expenses and global stock-based compensation expenses as a result of the fair value of outstanding unvested options decreasing, $300,000 in scientific communications expenses, $180,000 in travel expenses and $130,000 in consultant costs.

Research, development and medical affairs expenses decreased by approximately $900,000, or 16%, to approximately $4.7 million for the six months ended June 30, 2020, compared to approximately $5.6 million for the six months ended June 30, 2019. The decrease was primarily attributable to decreases of approximately $440,000 in personnel costs, including international vacant positions, global bonus expenses and global stock-based compensation expenses as a result of the fair value of outstanding unvested options decreasing, $340,000 in scientific communications expenses and $170,000 in travel expenses.

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

General and administrative expenses decreased by approximately $700,000, or 19%, to approximately $3.0 million for the three months ended June 30, 2020, compared to approximately $3.7 million for the three months ended June 30, 2019. The decrease was primarily attributable to decreases of approximately $210,000 in global stock-based compensation expenses as a result of the fair value of outstanding unvested options decreasing, $170,000 in international severance expenses incurred in 2019 and $160,000 in professional fees.

General and administrative expenses decreased by approximately $900,000, or 13%, to approximately $6.2 million for the six months ended June 30, 2020, compared to approximately $7.1 million for the six months ended June 30, 2019. The decrease was primarily attributable to decreases of approximately $410,000 in global stock-based compensation expenses as a result of the fair value of outstanding unvested options decreasing, $170,000 in international severance expense incurred in 2019, $170,000 in professional fees and $110,000 in travel expenses.

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

Sales and marketing expenses decreased by approximately $1.7 million, or 28%, to approximately $4.4 million for the three months ended June 30, 2020, compared to approximately $6.1 million for the three months ended June 30, 2019. The decrease was primarily attributable to decreases of approximately $1.0 million in marketing costs related to cost controls put in place during the three months ended June 30, 2020 as a result of the COVID-19 pandemic, the absence in 2020 of the expenses we incurred in 2019 for the launch of our direct-to-patient advertising pilot program in the U.S. and $550,000 in travel expenses.

Sales and marketing expenses decreased by approximately $1.9 million, or 16%, to approximately $10.1 million for the six months ended June 30, 2020, compared to approximately $12.0 million for the six months ended June 30, 2019. The decrease was primarily attributable to decreases of approximately $1.5 million in marketing costs related to cost controls put in place during the three months ended June 30, 2020 as a result of the COVID-19 pandemic, the absence in 2020 of the expenses we incurred in 2019 for the launch of our direct-to-patient advertising pilot program in the U.S. and $400,000 in travel expenses.

Operating Expenses

As a result of the increases and decreases in various expenses described above, total operating expenses decreased by approximately $3.4 million, or 26%, to approximately $9.9 million for the three months ended June 30, 2020, compared to approximately $13.3 million for the three months ended June 30, 2019. The decrease was primarily attributable to decreases of approximately $1.7 million in sales and marketing expenses, $1.0 million in research, development and medical affairs expenses and $700,000 in general and administrative expenses as described above.

As a result of the increases and decreases in various expenses described above, total operating expenses decreased by approximately $3.8 million, or 15%, to approximately $22.2 million for the six months ended June 30, 2020, compared to approximately $26.0 million for the six months ended June 30, 2019. The decrease was primarily attributable to decreases of approximately $1.9 million in sales and marketing expenses, $900,000 in research, development and medical affairs expenses and $900,000 in general and administrative expenses as described above.

Interest Expense and Other

Interest Expense and Other increased by approximately $200,000, or 17%, to approximately $1.4 million for the three months ended June 30, 2020, compared to approximately $1.2 million for the three months ended June 30, 2019. For these periods, interest expense consisted primarily of interest and amortization of deferred financing costs and debt discounts associated with our outstanding debt under the 2018 and 2019 Solar Loan Agreements with Solar Capital. As discussed in Note 10 of our notes to Interim Financial Statements, we entered into the 2018 Solar Loan Agreement on January 5, 2018, which we refinanced with the 2019 Solar Loan Agreement on December 31, 2019.

Interest Expense and Other increased by approximately $100,000, or 4%, to approximately $2.6 million for the six months ended June 30, 2020, compared to approximately $2.5 million for the six months ended June 30, 2019.

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

Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either classified as participating and do not share in losses or would have been anti-dilutive, were approximately 2,471,266 for the three and six months ended June 30, 2020, respectively, and 2,347,076 for the three and six months ended June 30, 2019, respectively.

Results of Operations - Segment Review

The following selected unaudited financial and operating data are derived from our Interim Financial Statements. The results and discussions that follow reflect how executive management monitors the performance of our reporting segments.

We have three segments: U.S., International and Other. Each segment is separately managed and is evaluated primarily upon segment gain or loss from operations. Non-cash items including stock-based compensation expense, depreciation and amortization are categorized as Other. We allocate certain operating expenses between our reporting segments based on activity-based costing methods. These activity-based costing methods require us to make estimates that affect the amount of each expense category that is attributed to each segment. Changes in these estimates will directly affect the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. There were no significant changes in our expense allocation methodology during 2020 or 2019.

U.S. Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
NET REVENUE	$3,420	$7,320	$10,487	$14,086
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(423)	(808)	(1,182)	(1,493)
GROSS PROFIT	2,997	6,512	9,305	12,593
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,098	1,630	3,020	3,057
GENERAL AND ADMINISTRATIVE EXPENSES	1,943	2,150	3,915	4,084
SALES AND MARKETING EXPENSES	3,207	4,217	7,487	8,258
OPERATING EXPENSES	6,248	7,997	14,422	15,399
SEGMENT LOSS FROM OPERATIONS	$(3,251)	$(1,485)	$(5,117)	$(2,806)

U.S. Segment - three months ended June 30, 2020 compared to the three months ended June 30, 2019

Net revenue. Net revenue decreased by approximately $3.9 million, or 53%, to approximately $3.4 million for the three months ended June 30, 2020, compared to approximately $7.3 million for the three months ended June 30, 2019. Net revenue during the three months ended June 30, 2020 was negatively affected by the impact from the COVID-19 pandemic.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, decreased by approximately $390,000, or 48%, to approximately $420,000 for the three months ended June 30, 2020, compared to approximately $810,000 for the three months ended June 30, 2019. The decrease was primarily attributable to decreased sales due to the COVID-19 pandemic.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $500,000, or 31%, to approximately $1.1 million for the three months ended June 30, 2020, compared to approximately $1.6 million for the three months ended June 30, 2019. The decrease was primarily attributable to decreases of $270,000 in scientific communications expenses and $110,000 in travel expenses.

General and administrative expenses. General and administrative expenses decreased by approximately $300,000, or 14%, to approximately $1.9 million for the three months ended June 30, 2020, compared to approximately $2.2 million for the three months ended June 30, 2019. The decrease was primarily attributable to decreases in professional fees, shareholder relations costs and travel expenses.

Sales and marketing expenses. Sales and marketing expenses decreased by approximately $1.0 million, or 24%, to approximately $3.2 million for the three months ended June 30, 2020, compared to approximately $4.2 million for the three months ended June 30, 2019. The decrease was primarily attributable to decreases of approximately $520,000 in marketing costs related to cost controls put in place during the three months ended June 30, 2020 as a result of the COVID-19 pandemic, the absence in 2020 of the expenses we incurred in 2019 for the launch of our direct-to-patient advertising pilot program in the U.S. and $460,000 in travel expenses.

U.S. Segment - six months ended June 30, 2020 compared to the six months ended June 30, 2019

Net revenue. Net revenue decreased by approximately $3.6 million, or 26%, to approximately $10.5 million for the six months ended June 30, 2020, compared to approximately $14.1 million for the six months ended June 30, 2019. Net revenue during the six months ended June 30, 2020 was negatively affected by the COVID-19 pandemic, as well as a temporary shortage in stock of ILUVIEN in the first quarter.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, decreased by approximately $300,000, or 20%, to approximately $1.2 million for the six months ended June 30, 2020, compared to approximately $1.5 million for the six months ended June 30, 2019. The decrease was primarily attributable to decreased sales.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $100,000, or 3%, to approximately $3.0 million for the six months ended June 30, 2020, compared to approximately $3.1 million for the six months ended June 30, 2019.

General and administrative expenses. General and administrative expenses decreased by approximately $200,000, or 5%, to approximately $3.9 million for the six months ended June 30, 2020, compared to approximately $4.1 million for the six months ended June 30, 2019. The decrease was primarily attributable to decreases in shareholder relations costs.

Sales and marketing expenses. Sales and marketing expenses decreased by approximately $800,000, or 10%, to approximately $7.5 million for the six months ended June 30, 2020, compared to approximately $8.3 million for the six months ended June 30, 2019. The decrease was primarily attributable to decreases of approximately $780,000 in marketing costs related to cost controls put in place during the three months ended June 30, 2020 as a result of the COVID-19 pandemic, the absence in 2020 of the expenses we incurred in 2019 for the launch of our direct-to-patient advertising pilot program in the U.S. and approximately $280,000 in travel expenses. These decreases were offset by an increase of approximately $440,000 in personnel costs, as we had refilled previously vacant territories in the second half of 2019 and had little turnover in staffing levels during 2020 even during the COVID-19 pandemic.

International Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
NET REVENUE	$6,618	$3,535	$14,086	$9,659
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,062)	(366)	(2,230)	(1,281)
GROSS PROFIT	5,556	3,169	11,856	8,378
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	664	1,090	1,557	2,261
GENERAL AND ADMINISTRATIVE EXPENSES	838	946	1,775	1,933
SALES AND MARKETING EXPENSES	1,100	1,779	2,392	3,484
OPERATING EXPENSES	2,602	3,815	5,724	7,678
SEGMENT LOSS FROM OPERATIONS	$2,954	$(646)	$6,132	$700

International Segment - three months ended June 30, 2020 compared to the three months ended June 30, 2019

Net revenue. Net revenue increased by approximately $3.1 million, or 89%, to approximately $6.6 million for the three months ended June 30, 2020, compared to approximately $3.5 million for the three months ended June 30, 2019. The increase was primarily attributable to sales of our posterior uveitis indication in the U.K. and Germany and increased business in our distributor markets.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $730,000, or 197%, to approximately $1.1 million for the three months ended June 30, 2020, compared to approximately $370,000 for the three months ended June 30, 2019. The increase was primarily attributable to our increased sales. As noted above, cost of goods sold associated with sales in our international markets where we sell to distributors is a higher percentage of revenue.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $440,000, or 40%, to approximately $660,000 for the three months ended June 30, 2020, compared to approximately $1.1 million for the three months ended June 30, 2019. The decrease was primarily attributable to decreases of approximately $280,000 in personnel and travel expenses, including vacant positions and bonus expenses.

General and administrative expenses. General and administrative expenses decreased by approximately $110,000, or 12%, to approximately $840,000 for the three months ended June 30, 2020, compared to approximately $950,000 for the three months ended June 30, 2019. The decrease was primarily attributable to a decrease in severance expenses resulting from costs incurred in 2019.

Sales and marketing expenses. Sales and marketing expenses decreased by approximately $700,000, or 39%, to approximately $1.1 million for the three months ended June 30, 2020, compared to approximately $1.8 million for the three months ended June 30, 2019. The decrease was primarily attributable to decreases of approximately $530,000 in marketing costs related to cost controls put in place during the three months ended June 30, 2020 as a result of the COVID-19 pandemic and $130,000 in market access costs.

International Segment - six months ended June 30, 2020 compared to the six months ended June 30, 2019

Net revenue. Net revenue increased by approximately $4.4 million, or 45%, to approximately $14.1 million for the six months ended June 30, 2020, compared to approximately $9.7 million for the six months ended June 30, 2019. The increase was primarily attributable to sales of our posterior uveitis indication in the U.K. and Germany and increased business in our distributor markets.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $900,000, or 69%, to approximately $2.2 million for the six months ended June 30, 2020, compared to approximately $1.3 million for the six months ended June 30, 2019. The increase was primarily attributable to our increased sales. As noted above, cost of goods sold associated with sales in our international markets where we sell to distributors is a higher percentage of revenue.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $700,000, or 30%, to approximately $1.6 million for the six months ended June 30, 2020, compared to approximately $2.3 million for the six months ended June 30, 2019. The decrease was primarily attributable to decreases of approximately $310,000 in personnel and travel expenses, including vacant positions and bonus expenses, and $210,000 in costs associated with our 5-year open label registry study as it nears completion.

General and administrative expenses. General and administrative expenses decreased by approximately $100,000, or 5%, to approximately $1.8 million for the six months ended June 30, 2020, compared to approximately $1.9 million for the six months ended June 30, 2019. The decrease was primarily attributable to a decrease in severance expenses resulting from costs incurred in 2019.

Sales and marketing expenses. Sales and marketing expenses decreased by approximately $1.1 million, or 31%, to approximately $2.4 million for the six months ended June 30, 2020, compared to approximately $3.5 million for the six months ended June 30, 2019. The decrease was primarily attributable to decreases of approximately $720,000 in marketing costs related to cost controls put in place during the three months ended June 30, 2020 as a result of the COVID-19 pandemic, $240,000 in market access costs and $120,000 in travel expenses.

Other Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	$48	$114	$116	$243
GENERAL AND ADMINISTRATIVE EXPENSES	194	579	466	1,051
SALES AND MARKETING EXPENSES	75	112	175	279
DEPRECIATION AND AMORTIZATION	685	654	1,339	1,306
OPERATING EXPENSES	1,002	1,459	2,096	2,879
SEGMENT LOSS FROM OPERATIONS	$(1,002)	$(1,459)	$(2,096)	$(2,879)

Our CEO, who is our chief operating decision maker manages and evaluates our U.S. and International segments based on net gain or loss from operations adjusted for certain non-cash items, such as stock-based compensation expense and depreciation and amortization. Therefore, these non-cash expenses included in research, development and medical affairs expenses, general and administrative expenses, and sales and marketing expenses are classified within the Other segment within our Interim Financial Statements.

Operating expenses in the Other segment decreased by approximately $500,000, or 33%, to $1.0 million for the three months ended June 30, 2020, compared to approximately $1.5 million for the three months ended June 30, 2019. This decrease is primarily attributable to a decrease of $310,000 in global stock-based compensation expenses and $170,000 in international severance expense incurred in 2019. Operating expenses in the Other segment decreased by approximately $800,000, or 28%, to $2.1 million for the six months ended June 30, 2020, compared to approximately $2.9 million for the six months ended June 30, 2019. This decrease is primarily attributable to a decrease of $640,000 in global stock-based compensation expenses and $170,000 in international severance expense incurred in 2019.

Liquidity and Capital Resources

Overview

Since inception, we have incurred recurring losses, negative cash flow from operations and have accumulated a deficit in stockholders’ equity of $391.3 million through June 30, 2020.

As explained above in “Effects of the COVID-19 Pandemic,” the unprecedented and adverse effects of the COVID-19 pandemic, and its unpredictable duration, in the regions where we have customers, employees and distributors have had an adverse effect on our sales of ILUVIEN and thus on our net revenues. Depending on the duration of the pandemic and the success of our strategy to conserve our cash and otherwise mitigate the impact of the pandemic, the pandemic may have an adverse effect on our liquidity and financial condition in the future as well. We expect that the pandemic may continue to adversely affect our operations. As a result, it is difficult to project the extent of that impact now and as this situation continues to evolve.

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

On July 9, 2020, we announced the initiation of the NEW DAY study, a randomized, controlled, multi-center clinical trial designed to generate prospective data for ILUVIEN 0.19 mg as a first-line baseline therapy in patients diagnosed with DME and demonstrate ILUVIEN’s advantages over the current standard of care (anti-VEGF injections). We estimate we will incur approximately $13.5 million in expenses over the next three to four years associated with the NEW DAY Study. We expect to fund these costs with existing resources, cash flow from operations and the redeployment of other clinical spending.

Under our 2012 agreement with Flextronics International, Ltd. (Flextronics), Flextronics agreed to manufacture the component parts of the ILUVIEN applicator for us at its facility located near Tijuana, Mexico. We purchased certain equipment for Flextronics’ facility that Flextronics uses solely to manufacture the components of the ILUVIEN applicator for us. During 2019, Flextronics gave us 18 months’ notice to terminate the existing manufacturing agreement, which will terminate on September 30, 2020. We have identified an alternative manufacturer and are currently negotiating a final agreement to allow the transfer of equipment and qualification of the new facility, which is located in Pennsylvania. We currently expect to incur approximately $400,000 of capital expenditures associated with the new facility through February 2021, when we expect the new facility to be fully operational. We expect the capital expenditures to be one-time costs. Flextronics is manufacturing a safety stock of the components of the ILUVIEN applicator, which will cause some of the manufacturing costs for the components to be accelerated into the third quarter of 2020, with no production of these parts occurring in the fourth quarter.

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

On May 1, 2020, we entered into a First Amendment (the Amendment) to the 2019 Solar Loan Agreement. The Amendment, among other things:

(a)eliminated the previous requirement that the following covenant (the Revenue Covenant) be measured at June 30, 2020 and September 30, 2020: we shall not permit revenues (under U.S. GAAP) from the sale of ILUVIEN in the ordinary course of business to third party customers, on a trailing six-month basis, to be less than a specified minimum revenue amount for each such date;

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

The Amendment also adds the following new minimum liquidity requirement that became effective on May 1, 2020 and will continue until we notify Agent that we have met the Revenue Covenant at November 30, 2020: we shall not permit the aggregate amount of unrestricted cash and cash equivalents to be less than the sum of (i) $8,500,000 plus (ii) the amount of our accounts payable that have not been paid within 90 days from the invoice date of the relevant account payable.

Paycheck Protection Program Loan. On April 22, 2020, we received approximately $1.8 million in support (the PPP Loan) from the U.S. federal government under the Paycheck Protection Program established as part of the CARES Act. The PPP Loan is unsecured and is evidenced by a note (the Note) in favor of HSBC Bank USA, National Association (HSBC) as the lender and is governed by a loan agreement with HSBC.

The interest rate on the Note is 1.0% per annum. The Note has a two-year term and is payable in 18 equal monthly payments of principal and interest beginning on the 180th day following the disbursement of the loan proceeds, subject to forgiveness as described below. The Paycheck Protection Program provides a mechanism for forgiveness of up to the full amount borrowed as long as we use the loan proceeds during the 24-week period following disbursement for eligible purposes as described in the CARES Act and related guidance. We used all of the proceeds from the PPP Loan to pay expenses during the applicable period that we believe were for eligible purposes. On July 21, 2020, we submitted an application to HSBC for forgiveness of the PPP Loan. As of the date of this filing, the application is still pending review. To the extent any or all of the PPP Loan is not forgiven, we will be required to repay the PPP Loan on the terms described above.

Current Cash Position

As of June 30, 2020, we had approximately $13.5 million in cash and cash equivalents, an increase of $1.3 million from the $12.2 million in cash and cash equivalents that we reported as of March 31, 2020. In April 2020, we received approximately $1.8 million PPP Loan. We may need to raise additional capital to fund our business strategy, including the continued commercialization of ILUVIEN and the retention of our current employees and staff. In response to the effects of the COVID-19 pandemic, we have adjusted, and we expect to continue to adjust, our commercial spending to continue to operate with our existing cash resources. The actual amount of funds that we may need will depend on many factors, some of which are beyond our control. See “Effects of the COVID-19 Pandemic” in this Item 2 above for an explanation of our strategy to conserve our cash and otherwise mitigate the impact of the pandemic on our financial position and operations.

We cannot ensure that our commercial spending controls will be effective or will continue to be effective throughout the currently unknown duration of the pandemic. We cannot be sure that additional financing will be available when needed or that, if available, the additional financing could be obtained on terms that are not significantly detrimental to us or our stockholders. If we were to raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result, and the terms of any new equity securities may have a preference over our common stock. If we were to attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining those agreements, or in receiving milestone or royalty payments under them. If we were to attempt to raise additional funds through debt financing, (a) the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to achieve our business strategy; and (b) we would be required to obtain the permission or participation of Solar Capital, which we might not be able to obtain. Our recurring losses and any potential needs to raise capital create substantial doubt about our ability to continue as a going concern for the next 12 months following the issuance of the financial statements for the filing of this Form 10-Q.

Sources and Uses of Cash for the six months ended June 30, 2020 compared to the six months ended June 30, 2019

For the six months ended June 30, 2020, cash provided by our operations was approximately $220,000. The cash provided by our operations was primarily due to our net loss of $3.7 million, offset by $1.3 million of non-cash depreciation and amortization, $760,000 of non-cash stock-based compensation expense and $480,000 of non-cash interest expense associated with the amortization of our debt discount. Further reducing cash from operations was a $2.8 million net decrease in accounts payable, accrued expenses and other current liabilities, a $580,000 increase in inventory, a $290,000 decrease in long-term liabilities and a $240,000 increase in prepaid expenses and other current assets. These were offset by a $5.3 million decrease in accounts receivable.

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

For the six months ended June 30, 2020, net cash used in our investing activities was approximately $220,000, which was due to the purchase of property and equipment.

For the six months ended June 30, 2019, net cash used in our investing activities was approximately $40,000.

For the six months ended June 30, 2020, net cash provided by our financing activities was approximately $4.0 million, which is primarily due to borrowing the remaining $2.5 million under the 2019 Solar Loan Agreement and receiving the $1.8 million PPP Loan, offset by $230,000 of payments of finance lease obligations.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 2, 2020, we identify under Item 1A of Part I important factors that could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. Except as described below and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, there have been no material changes in our risk factors after the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. However, the risks described in our Form 10-K and Forms 10-Q are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

You should read the following information in conjunction with the Interim Financial Statements and related notes in Part I, Item 1, Financial Information and the discussion and analysis of our financial condition in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business, and such impacts may have an adverse effect on our results of operations, financial condition and cash flows.

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, health authorities, businesses, and the public at large to limit the COVID-19 pandemic’s spread have had, and we expect will continue to have, certain negative effects on, and present certain risks to, our business including the following:

•We have experienced a decrease in sales of ILUVIEN in the U.S. and in our international markets that have been affected by the COVID-19 pandemic resulting from, among other things:

•Governments and private parties have imposed limitations on in-person access to physicians, which can (and in certain instances already have):

◦affect patient access to treatment, given that ILUVIEN is administered only by an injection into the eye, which means telemedicine is not a viable substitute; and

◦make it difficult or impossible for our sales representatives (including those employed by our distributors) to meet with retina specialists and their staff to educate them about the benefits of ILUVIEN and to provide support for insurance pre-certifications.

•Our business is also negatively affected by patient behavior in the current environment. Most of our ILUVIEN sales are driven by the use of ILUVIEN to treat diabetic macular edema, or DME. Given that governmental authorities have cited diabetes as a factor that places a person at higher risk for severe illness from the COVID-19 pandemic, many of those patients are or may be unwilling to visit their physicians in person (even if otherwise permitted) due to their fear of contracting the COVID-19 pandemic.

These limitations had an adverse impact on our revenues late in the first quarter of 2020 and throughout the second quarter. We expect these factors to continue to adversely impact our revenue, but the extent and duration of that impact is uncertain at this time. If the COVID-19 pandemic intensifies (as is currently the case in the Southern portion of the U.S. from coast to coast), its duration is longer than we expect or if a second pandemic follows after initial resolution, its negative effect on our sales and thus our liquidity and financial condition could be more prolonged and may be severe. Financial uncertainty associated with the adverse effects of the COVID-19 pandemic, and the duration of those effects, could have an impact in future periods on certain estimates used in the preparation of our quarterly financial results, including impairment of intangible assets, the income tax provision and realizability of certain receivables.

Other effects or possible effects of the COVID-19 pandemic on us include:

•Limitations on travel within and between the countries in which we market and sell ILUVIEN, as well as various types of “shelter in place” orders, have curtailed our in-person marketing activities, which have in turn contributed to lower sales of ILUVIEN.

•As a result of the COVID-19 pandemic, including related governmental guidance or directives, we required almost all office-based employees, including almost all employees based at our headquarters in Georgia, to work remotely for some or all of the second quarter. While most of our personnel in our headquarters have returned to work in the office, we may in the future experience reductions in productivity and disruptions to our business routines if remote work requirements are reinstated in Georgia.

•We may fail to maintain or modify as necessary our internal controls over financial reporting in an environment in which (a) many of our employees are working remotely and (b) we or our distributors have been and may be required to modify our standard business processes to take into account the current environment in light of the pandemic. If we fail to maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

•We may fail to plan appropriately to meet the demand of our customers for ILUVIEN, which could lead either to (a) ILUVIEN being out of stock or (b) our investment of a greater amount of cash in inventory than we need. Either event could have an adverse effect on our results of operations, financial condition and cash flows.

•As the result of lower sales of ILUVIEN, we may fail to comply with financial covenants in our $45.0 million 2019 Solar Loan Agreement, as amended, that are based on (a) minimum trailing six months’ revenues as of November 30, 2020 and the end of each calendar quarter thereafter and (b) a minimum liquidity requirement that took effect on May 1, 2020. If an event of default under the 2019 Solar Loan Agreement occurs, Solar Capital may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to raise additional financing, renegotiate the 2019 Solar Loan Agreement on terms less favorable to us or immediately cease operations. Any declaration by Solar Capital of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline significantly after we publicly disclose that event in an SEC filing. Further, if we are liquidated, Solar Capital’s right to repayment would be senior to the rights of our stockholders.

We may not be entitled to forgiveness of our PPP Loan.

In April 2020, we received proceeds of approximately $1.8 million from a loan under the PPP of the CARES Act, which we used to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures in April 2022 and bears annual interest at a rate of 1.0%.

Commencing October 2020 and subject to prior forgiveness of all or part of the PPP Loan, we are required to pay HSBC equal monthly payments of principal and interest based on the principal amount outstanding on the PPP Loan as of October 2020, plus interest outstanding at the end of the six-month deferment period, and taking into account any reductions in the principal amount due to forgiveness, if any. Interest accrued during the six-month deferment period will be capitalized as principal. Under the CARES Act, loan forgiveness is generally available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 24-week period beginning on the date the lender makes the first disbursement of the PPP Loan. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

We must replace our third-party manufacturer of certain component parts of the ILUVIEN injector, and we may be unable to replace that third party on favorable terms in a timely manner, or at all.

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

We have identified an alternative manufacturer with which we have entered into a statement of work for the transition and are currently negotiating a final agreement on the manufacturing contract and the component pricing. However, unless and until we transition to a replacement manufacturer, there can be no assurances that manufacturing of the affected parts will be performed timely and effectively or that we will be able to transition to a new manufacturer in a timely and effective manner. Significant disruption in this transition, or unanticipated costs related to the transition, could materially and adversely affect our business, financial condition and results of operations. Additionally, if we are unable to transition manufacturing to a new vendor in a timely fashion or without disruption to our operations, we could experience a material adverse effect on our business, financial condition and cash flows, and results of operations.

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

3.2	Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 2, 2020 and incorporated herein by reference).
10.14.D

Consent to Loan and Security Agreement dated as of April 21, 2020 by and among the Registrant, Solar Capital Ltd., as collateral agent, and the Lenders parties thereto, including Solar Capital Ltd. in its capacity as a Lender (filed as Exhibit 10.14.D to the Registrant’s Current Report on Form 8-K, as filed on April 23, 2020 and incorporated herein by reference).

10.14.E#

First Amendment to Loan and Security Agreement dated as of May 1, 2020, by and among the Registrant, Solar Capital Ltd., as Collateral Agent, and the parties signatory thereto as Lenders, including Solar in its capacity as a Lender (filed as Exhibit 10.14.E to the Registrant’s Current Report on Form 8-K, as filed on May 1, 2020 and incorporated herein by reference).

10.16

U.S. Small Business Administration Note dated April 21, 2020 of the Registrant in favor of HSBC Bank USA, National Association as the Lender (filed as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K, as filed on April 23, 2020 and incorporated herein by reference).

10.17

Loan Agreement dated April 21, 2020 between HSBC Bank USA, National Association and the Registrant (filed as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K, as filed on April 23, 2020 and incorporated herein by reference).

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

*Filed herewith.

# Certain confidential information contained in this agreement has been omitted because it is not material and would be competitively harmful if publicly disclosed.

†Management contracts and compensatory plans and arrangements.

+Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

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

ALIMERA SCIENCES, INC.

August 4, 2020	By:	/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

August 4, 2020	By:	/s/ J. Philip Jones
J. Philip Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)