Form 10-Q
period 2020-09-30
ALIMERA SCIENCES INC
filed 2020-11-03
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 29, 2020, there were 5,131,744 shares of the registrant’s Common Stock issued and outstanding.

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

Risks Related to the COVID-19 Pandemic

•the adverse effects of the COVID-19 pandemic, and its unpredictable duration, in the regions where we have customers, employees and distributors;

•the adverse effects of the COVID-19 pandemic on sales of ILUVIEN® resulting from (a) limitations on in-person access to physicians for treatment imposed by governments or healthcare facilities and (b) the unwillingness of patients, many of whom suffer from diabetic macular edema and, in Europe, non-infectious uveitis, to visit their physicians in person for fear of contracting the COVID-19 coronavirus;

•financial uncertainty associated with the adverse effects of the COVID-19 pandemic and the duration of those effects, which had an adverse effect on our revenue beginning late in the first quarter and continuing through the third quarter of 2020 and may in the future have an adverse effect on our revenue and on our financial condition and cash flows as well as an impact in future periods on certain estimates used in the preparation of our quarterly financial results, including impairment of intangible assets, the income tax provision and recoverability of certain receivables;

•the possibility that the economic impact of the COVID-19 pandemic will lead to changes in reimbursement policies and reduce market access for ILUVIEN in countries where we sell ILUVIEN;

•the possibility that we may fail to maintain or modify as necessary our internal controls over financial reporting in the current environment in which (a) some of our employees may be required to work remotely from time to time and (b) we or our distributors are required to modify our standard business processes to take into account the current environment in light of the COVID-19 pandemic;

•the possibility of reduced efficiency and potential distractions of our employees resulting from the impact of the COVID-19 pandemic, and the resulting loss of productivity;

Financial Risks

•the possibility that we may fail to comply with minimum required revenue and liquidity covenants in our $45.0 million loan and security agreement with Solar Capital Ltd.;

•the possibility that we may not be entitled to forgiveness of our PPP Loan;

•our possible need to raise additional financing;

•uncertainty regarding our ability to achieve profitability and positive cash flow through the commercialization of ILUVIEN in the U.S., the European Economic Area and other regions of the world where we sell ILUVIEN;

•a slowdown or reduction in our sales due to, in addition to the other factors cited above, a reduction in end user demand, unexpected competition, regulatory issues, or other unexpected circumstances;

Manufacturing Risks

•uncertainty associated with our transition from the previous third-party manufacturer of certain component parts of the ILUVIEN applicator to the successor manufacturer;

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

Regulatory Risks

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

•uncertainty associated with our ability to successfully commercialize ILUVIEN following regulatory approval in additional markets;

Other Risks

•uncertainty associated with our ability to retain our current employees and to recruit and retain the new employees we need in the future, in particular a productive sales force;

•the possibility that we may fail to comply with the Nasdaq listing standards in the future; and

•the possibility that the NEW DAY Study may fail to demonstrate the efficacy of ILUVIEN as baseline therapy in patients with early diabetic macular edema (DME) or to generate data demonstrating the benefits of ILUVIEN when compared to the current leading therapy for DME.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$11,254	$9,426
Restricted cash	32	33
Accounts receivable, net	15,628	19,331
Prepaid expenses and other current assets	3,177	2,565
Inventory (Note 7)	2,522	1,390
Total current assets	32,613	32,745
NON-CURRENT ASSETS:
Property and equipment, net	1,582	940
Right of use assets, net	791	1,107
Intangible asset, net (Note 8)	13,327	14,783
Deferred tax asset	767	734
TOTAL ASSETS	$49,080	$50,309
CURRENT LIABILITIES:
Accounts payable	$5,356	$7,077
Accrued expenses	3,475	4,716
Notes payable	1,185	—
Finance lease obligations	219	255
Total current liabilities	10,235	12,048
NON-CURRENT LIABILITIES:
Notes payable, net of discount (Note 10)	42,459	38,658
Finance lease obligations — less current portion	452	94
Other non-current liabilities	3,567	3,954
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value — 10,000,000 shares authorized at September 30, 2020 and December 31, 2019:
Series A Convertible Preferred Stock, 1,300,000 authorized and 600,000 issued and outstanding at September 30, 2020 and December 31, 2019; liquidation preference of $24,000 at September 30, 2020 and December 31, 2019	19,227	19,227
Series C Convertible Preferred Stock, 10,150 authorized and 8,650.033 issued and outstanding at September 30, 2020 and 10,150 authorized issued and outstanding at December 31, 2019; liquidation preference of $8,650 at September 30, 2020 and liquidation preference of $10,150 at December 31, 2019	9,474	11,117
Common stock, $.01 par value — 150,000,000 shares authorized, 5,131,744 shares issued and outstanding at September 30, 2020 and 4,965,949 shares issued and outstanding at December 31, 2019	51	50
Additional paid-in capital	352,728	350,117
Common stock warrants	3,707	3,707
Accumulated deficit	(391,932)	(387,570)
Accumulated other comprehensive loss	(888)	(1,093)
TOTAL STOCKHOLDERS’ DEFICIT	(7,633)	(4,445)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$49,080	$50,309

See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands, except share and per share data)
NET REVENUE	$12,473	$12,850	$37,046	$36,595
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,537)	(1,579)	(4,949)	(4,353)
GROSS PROFIT	10,936	11,271	32,097	32,242
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,469	2,761	7,162	8,322
GENERAL AND ADMINISTRATIVE EXPENSES	2,619	3,121	8,775	10,189
SALES AND MARKETING EXPENSES	4,764	6,437	14,818	18,458
DEPRECIATION AND AMORTIZATION	677	668	2,016	1,974
OPERATING EXPENSES	10,529	12,987	32,771	38,943
NET INCOME (LOSS) FROM OPERATIONS	407	(1,716)	(674)	(6,701)
INTEREST EXPENSE AND OTHER	(1,285)	(1,232)	(3,928)	(3,696)
UNREALIZED FOREIGN CURRENCY GAIN (LOSS), NET	267	(115)	295	(135)
NET LOSS BEFORE TAXES	(611)	(3,063)	(4,307)	(10,532)
PROVISION FOR TAXES	(7)	(77)	(55)	(409)
NET LOSS	$(618)	$(3,140)	$(4,362)	$(10,941)
NET LOSS PER COMMON SHARE — Basic and diluted	$(0.12)	$(0.66)	$(0.87)	$(2.31)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and diluted	5,068,701	4,733,484	5,026,905	4,727,472

See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
NET LOSS	$(618)	$(3,140)	$(4,362)	$(10,941)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	198	(165)	205	(193)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	198	(165)	205	(193)
COMPREHENSIVE LOSS	$(420)	$(3,305)	$(4,157)	$(11,134)

See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,362)	$(10,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,016	1,974
Unrealized foreign currency transaction (gain) loss	(295)	135
Amortization of debt discount	727	626
Stock-based compensation expense	1,074	1,903
Changes in assets and liabilities:
Accounts receivable	3,942	663
Prepaid expenses and other current assets	(301)	(451)
Inventory	(1,104)	726
Accounts payable	(1,906)	497
Accrued expenses and other current liabilities	(1,310)	(89)
Other long-term liabilities	(411)	383
Net cash used in operating activities	(1,930)	(4,574)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(535)	(150)
Net cash used in investing activities	(535)	(150)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10	34
Issuance of debt	4,278	—
Payment of debt costs	(19)	—
Payment of finance lease obligations	(341)	(234)
Net cash provided by (used in) financing activities	3,928	(200)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	364	(217)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	1,827	(5,141)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	9,459	13,075
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$11,286	$7,934
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,854	$3,070
Cash paid for income taxes	$20	$10
Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$776	$124
Property and equipment acquired under operating leases	$—	$676
Note payable end of term payment accrued but unpaid	$2,125	$1,800

See Notes to Condensed Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Series A		Series C
			Convertible		Convertible					Accumulated
	Common Stock		Preferred Stock		Preferred Stock		Additional	Common		Other
							Paid-In	Stock	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Loss	Total
2020	(In thousands, except share data)
Balance, December 31, 2019	4,965,949	$50	600,000	$19,227	10,150	$11,117	$350,117	$3,707	$(387,570)	$(1,093)	$(4,445)
Issuance of common stock, net of issuance costs	62,933	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	440	—	—	—	440
Other	—	—	—	—	—	—	(115)	—	—	—	(115)
Net loss	—	—	—	—	—	—	—	—	(1,198)	—	(1,198)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(86)	(86)
Balance, March 31, 2020	5,028,882	$50	600,000	$19,227	10,150	$11,117	$350,442	$3,707	$(388,768)	$(1,179)	$(5,404)
Issuance of common stock, net of issuance costs	2,863	—	—	—	—	—	10	—	—	—	10
Stock-based compensation expense	—	—	—	—	—	—	317	—	—	—	317
Net loss	—	—	—	—	—	—	—	—	(2,546)	—	(2,546)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	93	93
Balance, June 30, 2020	5,031,745	$50	600,000	$19,227	10,150	$11,117	$350,769	$3,707	$(391,314)	$(1,086)	$(7,530)
Preferred stock conversion	99,999	1	—	—	(1,500)	(1,643)	1,642	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	317	—	—	—	317
Net loss	—	—	—	—	—	—	—	—	(618)	—	(618)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	198	198
Balance, September 30, 2020	5,131,744	$51	600,000	$19,227	8,650	$9,474	$352,728	$3,707	$(391,932)	$(888)	$(7,633)

2019
Balance, December 31, 2018	4,671,921	$47	600,000	$19,227	10,150	$11,117	$346,762	$3,707	$(377,127)	$(1,011)	2,722
Issuance of common stock, net of issuance costs	59,319	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	770	—	—	—	770
Net loss	—	—	—	—	—	—	—	—	(2,763)	—	(2,763)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(83)	(83)
Balance, March 31, 2019	4,731,240	$47	600,000	$19,227	10,150	$11,117	$347,532	$3,707	$(379,890)	$(1,094)	$646
Issuance of common stock, net of issuance costs	2,124	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	655	—	—	—	655
Net loss	—	—	—	—	—	—	—	—	(5,038)	—	(5,038)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	55	55
Balance, June 30, 2019	4,733,364	$47	600,000	$19,227	10,150	$11,117	$348,187	$3,707	$(384,928)	$(1,039)	$(3,682)
Issuance of common stock, net of issuance costs	1,018	—	—	—	—	—	7	—	—	—	7
Stock-based compensation expense	—	—	—	—	—	—	504	—	—	—	504
Net loss	—	—	—	—	—	—	—	—	(3,140)	—	(3,140)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(165)	(165)
Balance, September 30, 2019	4,734,382	$47	600,000	$19,227	10,150	$11,117	$348,698	$3,707	$(388,068)	$(1,204)	$(6,476)

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Alimera Sciences, Inc., together with its wholly owned subsidiaries (the Company), is a pharmaceutical company that specializes in the commercialization and development of ophthalmic pharmaceuticals. The Company presently focuses on diseases affecting the back of the eye, or retina, because the Company believes these diseases are not well treated with current therapies and affect millions of people globally. The Company’s only product is ILUVIEN®, which has received marketing authorization and reimbursement approval in 24 countries for the treatment of diabetic macular edema (DME). In addition, ILUVIEN has received marketing authorization in 16 European countries, and reimbursement approval in two countries, Germany and the U.K., for the prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment (NIU-PS).

The Company markets ILUVIEN directly in the U.S., Germany, the U.K., Portugal and Ireland. The Company has entered into various agreements under which distributors are providing or will provide to varying degrees regulatory, reimbursement and sales and marketing support for ILUVIEN in Austria, Belgium, the Czech Republic, Denmark, Finland, France, Italy, Luxembourg, the Netherlands, Norway, Spain, Sweden, Australia, New Zealand, Canada and several countries in the Middle East. As of September 30, 2020, the Company has recognized sales of ILUVIEN to the Company’s international distributors in the Middle East, France, Italy and Spain.

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

Effects of the COVID-19 Pandemic

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, and the public at large to limit the COVID-19 pandemic’s spread have had, and the Company expects will continue to have, certain negative effects on, and present certain risks to, the Company’s business. The Company is currently unable to fully determine the COVID-19 pandemic’s future impact on the Company’s business. These limitations and other effects of the COVID-19 pandemic had an adverse impact on the Company’s revenues late in the first quarter and continuing through the third quarter of 2020. The Company expects these factors to continue to adversely impact the Company’s revenue, and the extent and duration of that impact is uncertain at this time. The Company is monitoring the pandemic and its potential effect on the Company’s financial position, results of operations and cash flows. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the Company’s quarterly financial results, including impairment of intangible assets, the income tax provision and realizability of certain receivables. Should the pandemic continue for an extended period, the impact on the Company’s operations could have an adverse effect on the Company’s revenue, financial condition and cash flows.

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019.

Reverse Stock Split

On November 14, 2019, the Company filed a certificate of amendment to its restated certificate of incorporation with the Secretary of State of the State of Delaware, which effected a one-for-15 reverse stock split (the reverse split) of its issued and outstanding shares of common stock at 5:01 PM Eastern Time on that date. As a result of the reverse split, every 15 shares of common stock then issued and outstanding were converted into one share of common stock. The Company paid cash in lieu of fractional shares, and accordingly, no fractional shares were issued in connection with the reverse split.

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

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This standard simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The standard requires entities to provide expanded disclosures about the terms and features of convertible instruments and amends certain guidance in ASC 260 on the computation of EPS for convertible instruments and contracts on an entity’s own equity. The standard becomes effective for the Company on January 1, 2022. The Company is currently assessing the impact of adoption of the ASU.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of September 30, 2020, the Company had received a total of $1,000,000 of milestone payments in connection with the Company’s Canadian distributor that it has not recognized as revenue based on the Company’s analysis in connection with ASU 2014-09, Revenue from Contracts with Customers (ASC 606). These deferred revenues are included as a component of other non-current liabilities on the Company’s balance sheets.

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

Supplemental balance sheet information as of September 30, 2020 for the Company’s operating leases is as follows:

(In thousands)
NON-CURRENT ASSETS:
Right of use assets, net	$791
Total lease assets	$791
CURRENT LIABILITIES:
Accrued expenses	$489
NON-CURRENT LIABILITIES:

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other non-current liabilities	442
Total lease liabilities	$931

The Company’s operating lease cost for the three and nine months ended September 30, 2020 was $113,000 and $338,000, respectively, and is included in general and administrative expenses in its condensed consolidated statement of operations. The Company’s operating lease cost for the three and nine months ended September 30, 2019 was $117,000 and $359,000, respectively, and is included in general and administrative expenses in its condensed consolidated statement of operations.

As of September 30, 2020, a schedule of maturity of lease liabilities under all of the Company’s operating leases is as follows:

Years Ending December 31	(In thousands)
2020 (remaining)	$145
2021	459
2022	159
2023	159
2024	159
Thereafter	—
Total	1,081
Less amount representing interest	(150)
Present value of minimum lease payments	931
Less current portion	(489)
Non-current portion	$442

Cash paid for operating leases was $464,000 during the nine months ended September 30, 2020. No right of use assets were obtained in exchange for operating leases for the nine months ended September 30, 2020.

As of September 30, 2020, the weighted average remaining lease terms of the Company’s operating leases was 3.0 years. The weighted average discount rate used to determine the lease liabilities was 10.1%.

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

Supplemental balance sheet information as of September 30, 2020 and December 31, 2019 for the Company’s finance leases is as follows:

	September 30,	December 31,
	2020	2019
	(In thousands)
NON-CURRENT ASSETS:
Property and equipment, net	$783	$414
Total lease assets	$783	$414
CURRENT LIABILITIES:
Finance lease obligations	$219	$255
NON-CURRENT LIABILITIES:
Finance lease obligations — less current portion	452	94
Total lease liabilities	$671	$349

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense associated with property and equipment under finance leases was approximately $101,000 and $83,000 for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense associated with property and equipment under finance leases was approximately $294,000 and $236,000 for the nine months ended September 30, 2020 and 2019, respectively. Interest expense associated with finance leases was $14,000 and $9,000 for the three months ended September 30, 2020 and 2019, respectively. Interest expense associated with finance leases was $33,000 and $26,000 for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, a schedule of maturity of lease liabilities under finance leases, together with the present value of minimum lease payments, is as follows:

Years Ending December 31	(In thousands)
2020 (remaining)	$103
2021	335
2022	208
2023	80
Total	726
Less amount representing interest	(55)
Present value of minimum lease payments	671
Less current portion	(219)
Non-current portion	$452

Cash paid for finance leases was $486,000 during the nine months ended September 30, 2020. The Company acquired $776,000 of property and equipment in exchange for finance leases during the nine months ended September 30, 2020.

As of September 30, 2020, the weighted average remaining lease terms of the Company’s financing leases was 1.6 years. The weighted average discount rate used to determine the financing lease liabilities was 8.7%.

6. GOING CONCERN

The accompanying Interim Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Interim Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

To date, the Company has incurred recurring losses and negative cash flow from operations and has accumulated a deficit of $391,932,000 from inception through September 30, 2020. As of September 30, 2020, the Company had approximately $11,254,000 in cash and cash equivalents. The Company’s ability to avoid depleting its cash depends upon its ability to maintain revenue and contain its expenses. Should the impact of the COVID-19 pandemic be extended, the Company has plans in place to reduce its expenses further in the future.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2020	2019
	(In thousands)
Component parts (1)	$1,051	$389
Work-in-process (2)	416	399
Finished goods	1,055	602
Total Inventory	$2,522	$1,390

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

The gross carrying amount of the intangible asset is $25,000,000, which is being amortized over approximately 13 years from the acquisition date. The amortization expense related to the intangible asset was approximately $489,000 for both the three months ended September 30, 2020 and 2019, respectively. The amortization expense related to the intangible asset was approximately $1,457,000 for the nine months ended September 30, 2020 and $1,451,000 for the nine months ended September 30, 2019. The net book value of the intangible asset was $13,327,000 and $14,783,000 as of September 30, 2020 and December 31, 2019, respectively.

The estimated future amortization expense as of September 30, 2020 for the remaining periods in the next five years and thereafter is as follows:

Years Ending December 31	(In thousands)
2020 (remaining)	$489
2021	1,940
2022	1,940
2023	1,940
2024	1,946
Thereafter	5,072
Total	$13,327

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In July 2017, the Company amended and restated its license agreement with EyePoint, which was made effective July 1, 2017 (the New Collaboration Agreement). Under the New Collaboration Agreement, the Company has the right to the technology underlying ILUVIEN for the treatment of (a) human eye diseases, including uveitis, in Europe, the Middle East, and Africa, and (b) human eye diseases other than uveitis worldwide. The New Collaboration Agreement converted the Company’s previous profit share obligation to a royalty payable on global net revenues of ILUVIEN. The Company began paying a 2% royalty on net revenues and other related consideration to EyePoint on July 1, 2017. The royalty amount increased to 6% effective December 12, 2018. The Company is required to pay an additional 2% royalty on global net revenues and other related consideration in excess of $75,000,000 in any year. During the three and nine months ended September 30, 2020, the Company recognized approximately $499,000 and $1,481,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization. As of September 30, 2020, approximately $499,000 of this royalty expense was included in the Company’s accounts payable. During the three and nine months ended September 30, 2019, the Company recognized approximately $514,000 and $1,464,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization.

Following the signing of the New Collaboration Agreement, the Company retained a right to recover up to $15,000,000 of commercialization costs that were incurred prior to profitability of ILUVIEN and to offset a portion of future payments owed to EyePoint with these accumulated commercialization costs, referred to as the Future Offset. Due to the uncertainty of future net profits, the Company has fully reserved the Future Offset in the accompanying Interim Financial Statements. In March 2019, pursuant to the New Collaboration Agreement, the Company forgave $5,000,000 of the Future Offset in connection with the approval of ILUVIEN for NIU-PS in the U.K. As of September 30, 2020, the balance of the Future Offset was approximately $8,117,000.

10. LOAN AGREEMENTS

Hercules Loan Agreement and Related Warrants

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

In connection with Alimera UK entering into the Hercules Loan Agreement, the Company issued a warrant that granted Hercules the right to purchase up to 19,002 shares of the Company’s common stock at an exercise price of $92.10 per share (the 2014 Warrant). The Company amended the 2014 Warrant a number of times to increase the number of shares issuable upon exercise to 83,933 and decrease the exercise price to $20.85 per share. The right to exercise this warrant expired on November 2, 2020.

In connection with Alimera UK entering into an amendment to the Hercules Loan Agreement on October 20, 2016, the Company agreed to issue a new warrant to Hercules (the 2016 Warrant) that granted Hercules the right to purchase up to 30,582 shares of the Company’s common stock at an exercise price of $16.35 per share. The right to exercise this warrant expires on October 20, 2021.

2019 Solar Capital Loan Agreement

On December 31, 2019, we refinanced our $40.0 million Loan and Security Agreement (the 2018 Solar Loan Agreement) with Solar Capital Ltd. (Solar Capital) and other lenders by entering into a $45.0 million Loan and Security Agreement (the 2019 Solar Loan Agreement) with Solar Capital as Collateral Agent (Agent), and the parties signing the 2018 Solar Loan Agreement from time to time as Lenders, including Solar Capital in its capacity as a Lender. Under the 2019 Solar Loan Agreement, we borrowed $42.5 million on

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2019 and $2.5 million on February 21, 2020 (the 2019 Solar Loan). The 2019 Solar Loan matures on July 1, 2024. We used the initial proceeds of the 2019 Solar Loan to pay off borrowings under the 2018 Solar Loan Agreement (the 2018 Solar Loan), along with related prepayment, legal and other fees and expenses totaling approximately $2.3 million, which included $2.2 million in fees to Solar Capital. In addition, the Company is obligated to pay a $2,250,000 fee upon repayment of the 2019 Solar Loan.

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

The Amendment also adds the following new minimum liquidity requirement that is in effect from May 1, 2020 until the Company notifies Agent that it has met the Revenue Covenant at November 30, 2020: the Company shall not permit the aggregate amount of unrestricted cash and cash equivalents to be less than the sum of (i) $8,500,000 plus (ii) the amount of the Company’s accounts payable that have not been paid within 90 days from the invoice date of the relevant account payable. The Company paid no fees to Solar Capital in connection with the Amendment; however, the Company agreed to reimburse Agent for its legal fees. As of September 30, 2020, the Company was in compliance with the covenants of the Amendment to its 2019 Solar Loan Agreement.

Paycheck Protection Program

On April 22, 2020, the Company received an approximately $1,778,000 loan (the PPP Loan) under the Paycheck Protection Program established by the U.S. Small Business Administration (the SBA) as part of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. The PPP Loan is unsecured and is evidenced by a note (the Note) in favor of HSBC Bank USA, National Association (HSBC) as the lender.

The interest rate on the Note is 1.0% per annum. The Note has a two-year term and is payable in 18 equal monthly payments of principal and interest beginning on the 180th day following the disbursement of the loan proceeds, subject to possible full forgiveness and a deferred commencement date for beginning payments as described below. The Paycheck Protection Program provides for forgiveness of up to the full amount borrowed as long as the Company uses the loan proceeds during the 24-week period following disbursement for eligible purposes as described in the CARES Act and related guidance. Under the CARES Act, loan forgiveness is generally available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 24-week period. The Company

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used all of the proceeds from the PPP Loan to pay expenses during the applicable period that the Company believes were for eligible purposes. On July 21, 2020, the Company submitted an application to HSBC for forgiveness of the PPP Loan. As of the date of this filing, the application for forgiveness is still pending review.

Under the revised rules for the PPP Loan program, the Company will not have to begin principal and interest payments before the date on which the SBA remits the loan forgiveness amount to HSBC (or notifies HSBC that no loan forgiveness is allowed). If no loan forgiveness is allowed, the Company will be required to pay HSBC equal monthly payments of principal and interest based on the principal amount outstanding on the PPP Loan, plus interest outstanding at the end of the deferment period, and taking into account any reductions in the principal amount due to forgiveness, if any. Interest accrued during the deferment period will be capitalized as principal.

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

The Company has accounted for the PPP Loan in the same manner as it has for its other loan agreements. Payments that are due within 12 months of balance sheet dates are shown as current liabilities and payments due thereafter are shown as non-current liabilities. The Company incurred and capitalized insignificant costs with third parties as deferred financing costs associated with the PPP Loan and is expensing these costs to interest expense over the life of the loan using the effective interest method. If the Company’s application for forgiveness is approved, the Company will recognize a gain on extinguishment of debt at the time of forgiveness.

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

In accordance with the guidance in ASC 470-50, Debt, the Company entered into and accounted for the May 1, 2020 Amendment to its 2019 Solar Loan Agreement as a modification, capitalized no additional costs and expensed approximately $76,000 of costs incurred with third parties within the consolidated statements of operations for the nine months ended September 30, 2020.

Fair Value of Debt

The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing. Therefore, the carrying amount of the notes approximated their fair value at September 30, 2020 and December 31, 2019.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either classified as participating or would have been anti-dilutive, were as follows:

	September 30,
	2020	2019
Series A convertible preferred stock	601,504	601,504
Series C convertible preferred stock	576,669	676,667
Common stock warrants	119,712	119,712
Stock options	1,040,987	880,096
Restricted stock & RSUs outstanding at period end	30,086	36,763
Total	2,368,958	2,314,742

12. PREFERRED STOCK

On August 28, 2020, the Company issued 99,999 shares of common stock pursuant to the conversion of 1,499.967 shares of Series C Preferred Stock. As of September 30, 2020, there were 8,650.033 shares of Series C Preferred Stock issued and outstanding.

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. STOCK INCENTIVE PLANS

Stock Option Plans

During the three months ended September 30, 2020 and 2019, the Company recorded compensation expense related to stock options of approximately $282,000 and $408,000, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded compensation expense related to stock options of approximately $853,000 and $1,470,000, respectively. As of September 30, 2020, the total unrecognized compensation cost related to non-vested stock options granted was $1,716,000 and is expected to be recognized over a weighted average period of 2.27 years. The following table presents a summary of stock option activity for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
	2020		2019
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price ($)	Options	Price ($)
Options outstanding at beginning of period	1,043,297	29.84	912,430	36.04
Grants	2,450	5.46	5,412	12.65
Forfeitures	(4,760)	28.29	(37,748)	47.34
Exercises	—	—	—	—
Options outstanding at period end	1,040,987	29.79	880,094	35.41
Options exercisable at period end	764,151	36.91	648,880	42.25
Weighted average per share fair value of options granted during the period	$3.48		$7.65

The following table presents a summary of stock option activity for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020		2019
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price ($)	Options	Price ($)
Options outstanding at beginning of period	871,472	35.46	830,100	39.41
Grants	198,731	6.70	126,948	13.45
Forfeitures	(29,216)	42.00	(76,954)	42.31
Exercises	—	—	—	—
Options outstanding at period end	1,040,987	29.79	880,094	35.41
Options exercisable at period end	764,151	36.91	648,880	42.25
Weighted average per share fair value of options granted during the period	$4.17		$8.34

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides additional information related to outstanding stock options, exercisable stock options and stock options that were expected to vest as of September 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term	Value ($)
				(In thousands)
Outstanding	1,040,987	29.79	5.94 years	1
Exercisable	764,151	36.91	4.92 years	—
Outstanding, vested and expected to vest	1,007,268	30.48	5.84 years	1

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

As of September 30, 2020, 239,565 shares remain available for grant under the 2019 Omnibus Incentive Plan.

Employee Stock Purchase Plan

During the three months ended September 30, 2020 and 2019, the Company recorded compensation expense related to its employee stock purchase plan of approximately $13,000 and $6,000, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded compensation expense related to its employee stock purchase plan of approximately $51,000 and $17,000, respectively.

Restricted Stock and Restricted Stock Units

A summary of restricted stock and restricted stock units (RSU) transactions under the plans are as follows:

Three Months Ended
September 30,
	2020		2019
		Weighted		Weighted
	Restricted	Average	Restricted	Average
	Stock & RSUs	Grant Date	Stock & RSUs	Grant Date
	RSUs	Fair Value ($)	RSUs	Fair Value ($)
Restricted stock & RSUs outstanding at beginning of period	30,086	3.12	36,763	13.15
Grants	—	—	—	—
Vested units	—	—	—	—

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Forfeitures	—	—	—	—
Restricted stock & RSUs outstanding at period end	30,086	3.12	36,763	13.15

	Nine Months Ended
	September 30,
	2020		2019
		Weighted		Weighted
	Restricted	Average	Restricted	Average
	Stock & RSUs	Grant Date	Stock & RSUs	Grant Date
	RSUs	Fair Value ($)	RSUs	Fair Value ($)
Restricted stock & RSUs outstanding at beginning of period	36,763	13.15	60,041	17.30
Grants	30,086	3.12	36,763	13.15
Vested units	(36,763)	13.15	(60,041)	17.29
Forfeitures	—	—	—	—
Restricted stock & RSUs outstanding at period end	30,086	3.12	36,763	13.15

Employee stock-based compensation expense related to restricted stock and RSUs recognized in accordance with ASC 718, Compensation - Stock Compensation (ASC 718) was $22,000 and $90,000 for the three months ended September 30, 2020 and 2019, respectively. Employee stock-based compensation expense related to RSUs recognized in accordance with ASC 718 was $170,000 and $416,000 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the total unrecognized compensation cost related to restricted stock was $47,000 and is expected to be recognized over a weighted average period of 0.44 years.

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

The Company also applies the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements. The Company’s recorded liability for uncertain tax positions as of September 30, 2020 has increased by approximately $4,500 as compared to December 31, 2019. There has been no change to the Company’s policy that recognizes potential interest and penalties related to uncertain tax positions. The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into law. In addition to other provisions, the CARES Act contains modifications to Net Operating Loss (NOL) carryback rules. For the nine months ended September 30, 2020, there was no impact to the tax provision related to the CARES Act. We are currently evaluating the provisions of the CARES Act and how other elections may impact our financial position, results of operations, and disclosures, if needed.

At December 31, 2019, the Company had U.S. federal NOL carry-forwards of approximately $125,756,000 and state NOL carry-forwards of approximately $172,993,000 available to reduce future taxable income. The Company’s U.S. federal NOL carry-forwards remain fully reserved as of September 30, 2020. Except for the NOLs generated after 2017, the U.S. federal NOLs not fully utilized will expire at various dates between 2029 and 2037; most state NOL carry-forwards will expire at various dates between 2020 and 2039. Under the Tax Cuts and Jobs Act of 2017, U.S. federal NOLs and some state NOLs generated after 2017 will carryforward indefinitely.

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

The following table presents a summary of the Company’s reporting segments for the three months ended September 30, 2020 and 2019:

	Three Months Ended				Three Months Ended
	September 30, 2020				September 30, 2019
	U.S.	International	Other	Consolidated	U.S.	International	Other	Consolidated
	(In thousands)
NET REVENUE	$6,962	$5,511	$—	$12,473	$8,692	$4,158	$—	$12,850
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(746)	(791)	—	(1,537)	(1,001)	(578)	—	(1,579)
GROSS PROFIT	6,216	4,720	—	10,936	7,691	3,580	—	11,271
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,560	861	48	2,469	1,573	1,100	88	2,761
GENERAL AND ADMINISTRATIVE EXPENSES	1,952	475	192	2,619	2,032	768	321	3,121
SALES AND MARKETING EXPENSES	3,461	1,226	77	4,764	4,502	1,840	95	6,437
DEPRECIATION AND AMORTIZATION	—	—	677	677	—	—	668	668
OPERATING EXPENSES	6,973	2,562	994	10,529	8,107	3,708	1,172	12,987
SEGMENT (LOSS) INCOME FROM OPERATIONS	(757)	2,158	(994)	407	(416)	(128)	(1,172)	(1,716)
OTHER INCOME AND EXPENSES, NET	—	—	(1,018)	(1,018)	—	—	(1,347)	(1,347)
NET LOSS BEFORE TAXES				$(611)				$(3,063)

The following table presents a summary of the Company’s reporting segments for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended				Nine Months Ended
	September 30, 2020				September 30, 2019
	U.S.	International	Other	Consolidated	U.S.	International	Other	Consolidated
	(In thousands)
NET REVENUE	$17,449	$19,597	$—	$37,046	$22,778	$13,817	$—	$36,595
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,928)	(3,021)	—	(4,949)	(2,494)	(1,859)	—	(4,353)
GROSS PROFIT	15,521	16,576	—	32,097	20,284	11,958	—	32,242
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	4,580	2,418	164	7,162	4,629	3,361	332	8,322
GENERAL AND ADMINISTRATIVE EXPENSES	5,867	2,250	658	8,775	6,116	2,876	1,197	10,189
SALES AND MARKETING EXPENSES	10,948	3,618	252	14,818	12,760	5,324	374	18,458
DEPRECIATION AND AMORTIZATION	—	—	2,016	2,016	—	—	1,974	1,974
OPERATING EXPENSES	21,395	8,286	3,090	32,771	23,505	11,561	3,877	38,943
SEGMENT (LOSS) INCOME FROM OPERATIONS	(5,874)	8,290	(3,090)	(674)	(3,221)	397	(3,877)	(6,701)
OTHER INCOME AND EXPENSES, NET	—	—	(3,633)	(3,633)	—	—	(3,831)	(3,831)

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NET LOSS BEFORE TAXES	$(4,307)	$(10,532)

During the three months ended September 30, 2020 and 2019, two customers within the U.S. segment that are large pharmaceutical distributors accounted for 56% and 68%, respectively, of the Company’s consolidated revenues. During the nine months ended September 30, 2020 and 2019, these two customers within the U.S. segment accounted for 47% and 62%, respectively, of the Company’s consolidated revenues. These same two customers within the U.S. segment accounted for approximately 65% and 68% of the Company’s consolidated accounts receivable at September 30, 2020 and at December 31, 2019, respectively.

16. SUBSEQUENT EVENTS

On October 30, 2020, the Company entered into a Manufacturing Services Agreement (the Cadence Agreement) with Cadence, Inc., under which Cadence will manufacture certain component parts of the ILUVIEN applicator (the components) at its facility near Pittsburgh, Pennsylvania.

Under the Cadence Agreement, the Company will pay certain per-unit prices based on regularly scheduled shipments of a minimum number of components. The initial term of the Cadence Agreement expires on October 30, 2025. After the expiration of the initial term, the Cadence Agreement will automatically renew for separate but successive one-year terms unless either party provides written notice to the other party that it does not intend to renew the Cadence Agreement at least 24 months before the end of the term. The Cadence Agreement may be terminated by either party under certain circumstances.

The foregoing description of the Cadence Agreement does not purport to be complete and is qualified in its entirety by the full text of the Cadence Agreement, a copy of which is filed as Exhibit 10.16 to this report.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those provided in the sections entitled “Risk Factors” in our most recent annual report on Form 10-K, our most recent Forms 10-Q filed in 2020 and in Part II, Item 1A of this report below. For further information regarding forward-looking statements, please refer to the “Special Note Regarding Forward-Looking Statements and Projections” immediately after the index to this report above.

Alimera Sciences, Inc., and its subsidiaries (we, our or us), is a pharmaceutical company that specializes in the commercialization and development of prescription ophthalmic pharmaceuticals. We presently focus on diseases affecting the back of the eye, or retina, because we believe these diseases are not well treated with current therapies and affect millions of people globally. Our only product is ILUVIEN®, which has received marketing authorization and reimbursement approval in numerous countries for the treatment of diabetic macular edema (DME). In addition, ILUVIEN has received marketing authorization in 16 European countries and reimbursement approval in two countries, Germany and the U.K., for the prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment (NIU-PS).

We market ILUVIEN directly in the U.S., Germany, the U.K., Portugal, Austria and Ireland. We have entered into various agreements under which distributors are providing or will provide regulatory, reimbursement and sales and marketing support for ILUVIEN in Austria, Belgium, the Czech Republic, Denmark, Finland, France, Italy, Luxembourg, the Netherlands, Norway, Spain, Sweden, Australia, New Zealand, Canada and several countries in the Middle East.

As of September 30, 2020, we have recognized sales of ILUVIEN to our international distributors in the Middle East, France, Italy and Spain.

Where We Market ILUVIEN to Treat DME

ILUVIEN has received marketing authorization for the use of ILUVIEN to treat DME for the indications and in the countries shown in the following table:

Indication for the Treatment of DME	Countries Where ILUVIEN Has Received Marketing Authorization to Treat DME	Countries Where ILUVIEN Has Received Reimbursement Approval to Treat DME	Countries Where ILUVIEN is Currently Marketed to Treat DME
Treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure	U.S., Australia, Canada, Kuwait, Lebanon, Israel and the United Arab Emirates	U.S., Kuwait, Lebanon and the United Arab Emirates	U.S., Kuwait, Lebanon and the United Arab Emirates
Treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies	The United Kingdom (U.K.), Germany, France, Italy, Spain, Portugal, Ireland, Austria, Belgium, Denmark, Norway, Finland, Sweden, Poland, Czech Republic, the Netherlands and Luxembourg	The U.K., Germany, France, Italy, Spain, Portugal, Ireland, Austria and the Netherlands	The U.K., Germany, France, Italy, Spain, Portugal, Ireland and Austria

Where We Market ILUVIEN to Treat Recurrent NIU-PS

ILUVIEN has received marketing authorization for the use of ILUVIEN to treat NIU-PS for the indications and in the countries shown in the following table:

Indication for the Treatment of NIU-PS	Countries Where ILUVIEN Has Received Marketing Authorization to Treat NIU-PS	Countries Where ILUVIEN Has Received Reimbursement Approval to Treat NIU-PS	Countries Where ILUVIEN is Currently Marketed to Treat NIU-PS
The prevention of relapse in recurrent NIU-PS	The U.K., Germany, France, Spain, Portugal, Ireland, Austria, Belgium, Denmark, Norway, Finland, Sweden, Poland, Czech Republic, the Netherlands and Luxembourg	The U.K., Germany and the Netherlands	The U.K. and Germany

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

Our business is also negatively affected by patients’ concerns in the current environment. Prior to the pandemic, most of our ILUVIEN sales were driven by the use of ILUVIEN to treat diabetic macular edema, or DME. Given that health authorities have cited diabetes as a factor that places a person at higher risk for severe illness from the COVID-19 pandemic, many DME patients are unwilling to visit their physicians in person (even if otherwise permitted) for fear of contracting the COVID-19 coronavirus.

In addition to the effects of limitations on in-person access to physicians, limitations on travel within and between the countries in which we market and sell ILUVIEN, as well as various types of “shelter in place” orders, have curtailed our in-person marketing activities.

These limitations and other effects of the COVID-19 pandemic have had an adverse impact on our revenues beginning late in the first quarter and continuing through the third quarter of 2020. We expect these factors to continue to adversely impact our revenue, but the extent and duration of that impact is uncertain at this time. Depending on the duration of these limitations and other effects of the COVID-19 pandemic, our liquidity and financial condition may be adversely affected in the future as well.

In response to these developments, we have implemented measures to mitigate the impact of the pandemic on our financial position and operations. These measures include the following:

•We are managing our cost structure, minimizing all non-payroll spending where possible to mitigate our anticipated loss of revenue and conserve our cash.

•We are decreasing our external spending on commercial and medical affairs activities related to the promotion of ILUVIEN.

•Because we believe that our employees are critical to both (a) serving our customers and patients through alternative forms of engagement as the pandemic-related restrictions continue, and (b) realizing the long-term value of ILUVIEN, we have maintained our staffing levels and do not currently have any plans to reduce them.

License Agreement with EyePoint Pharmaceuticals US, Inc.

In July 2017, we amended and restated our license agreement with EyePoint Pharmaceuticals US, Inc. (EyePoint), formerly known as pSivida US, Inc., which was made effective July 1, 2017 (the New Collaboration Agreement). Under the New Collaboration Agreement, we

have the right to the technology underlying ILUVIEN for the treatment of (a) human eye diseases, including uveitis, in Europe, the Middle East, and Africa, and (b) human eye diseases other than uveitis worldwide. The New Collaboration Agreement converted our previous profit share obligation to a royalty payable on global net revenues of ILUVIEN. We began paying a 2% royalty on net revenues and other related consideration to EyePoint effective July 1, 2017. The royalty amount increased to 6% as of December 12, 2018. We will pay an additional 2% royalty on global net revenues and other related consideration in excess of $75.0 million in any year. During the three and nine months ended September 30, 2020, we recognized approximately $499,000 and $1,481,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization. As of September 30, 2020, approximately $499,000 of this royalty expense was included in our accounts payable. In comparison, during the three and nine months ended September 30, 2019, we recognized approximately $514,000 and $1,464,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization.

Following the signing of the New Collaboration Agreement, we retained a right to offset $15.0 million of future royalty payments (the Future Offset). In March 2019, pursuant to the New Collaboration Agreement, we forgave $5,000,000 of the Future Offset in connection with the approval of ILUVIEN for NIU-PS in the U.K. As of September 30, 2020, the balance of the Future Offset was approximately $8,117,000. (See Note 9 of our notes to the accompanying Interim Financial Statements.)

Sources of Revenues

Our revenues for the three and nine months ended September 30, 2020 and 2019 were generated from product sales primarily in the U.S., Germany and the U.K. In the U.S., two large pharmaceutical distributors accounted for 56% and 68% of our consolidated revenues for the three months ended September 30, 2020 and 2019, respectively, and 47% and 62% of our consolidated revenues for the nine months ended September 30, 2020 and 2019, respectively. These U.S.-based distributors purchase ILUVIEN from us, maintain inventories of ILUVIEN and sell downstream to physician offices, pharmacies and hospitals. Internationally, in countries where we sell direct, our customers are hospitals, clinics and pharmacies. We sometimes refer to physician offices, pharmacies, hospitals and clinics as end users. In international countries where we sell to distributors, these distributors maintain inventory levels of ILUVIEN and sell to their customers.

Reverse Stock Split Effective November 14, 2019

On November 14, 2019, we filed a certificate of amendment to our restated certificate of incorporation with the Secretary of State of the State of Delaware, which effected a one-for-15 reverse stock split (the reverse split) of our issued and outstanding shares of common stock at 5:01 PM Eastern Time on that date. As a result of the reverse split, every 15 shares of common stock issued and outstanding were converted into one share of common stock.

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

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands, except share and per share data)
NET REVENUE	$12,473	$12,850	$37,046	$36,595
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,537)	(1,579)	(4,949)	(4,353)
GROSS PROFIT	10,936	11,271	32,097	32,242
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,469	2,761	7,162	8,322
GENERAL AND ADMINISTRATIVE EXPENSES	2,619	3,121	8,775	10,189
SALES AND MARKETING EXPENSES	4,764	6,437	14,818	18,458
DEPRECIATION AND AMORTIZATION	677	668	2,016	1,974
OPERATING EXPENSES	10,529	12,987	32,771	38,943
NET INCOME (LOSS) FROM OPERATIONS	407	(1,716)	(674)	(6,701)
INTEREST EXPENSE AND OTHER	(1,285)	(1,232)	(3,928)	(3,696)
UNREALIZED FOREIGN CURRENCY GAIN (LOSS), NET	267	(115)	295	(135)
NET LOSS BEFORE TAXES	(611)	(3,063)	(4,307)	(10,532)
PROVISION FOR TAXES	(7)	(77)	(55)	(409)
NET LOSS	$(618)	$(3,140)	$(4,362)	$(10,941)
NET LOSS PER COMMON SHARE — Basic and diluted	$(0.12)	$(0.66)	$(0.87)	$(2.31)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and diluted	5,068,701	4,733,484	5,026,905	4,727,472

Net Revenue

Revenue from our U.S. distributors and revenue from our partners in the markets in our international segment where we do not sell direct fluctuates depending on the timing of the shipment of ILUVIEN to the distributors and the distributors’ sales of ILUVIEN to their customers.

Net revenue decreased by approximately $400,000, or 3%, to approximately $12.5 million for the three months ended September 30, 2020, compared to approximately $12.9 million for the three months ended September 30, 2019. The decrease was primarily attributable to a $1.7 million revenue decrease in our U.S. business related to the impact of the COVID-19 pandemic. While the COVID-19 pandemic has affected our international segment, we benefited from sales for our uveitis indication, which contributed to an increase of $1.3 million in our international segment.

Net revenue increased by approximately $400,000, or 1%, to approximately $37.0 million for the nine months ended September 30, 2020, compared to approximately $36.6 million for the nine months ended September 30, 2019. The increase was primarily attributable to a $5.8 million increase in our international segment as a result of both sales in our international distributor markets and in the international markets where we sell direct. These direct sales included sales for our uveitis indication. This was offset by a $5.4 million decrease in our U.S. business related to the impact of the COVID-19 pandemic.

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

Cost of goods sold, excluding depreciation and amortization, decreased by approximately $100,000, or 6%, to approximately $1.5 million for the three months ended September 30, 2020, compared to approximately $1.6 million for the three months ended September 30, 2019.

Cost of goods sold, excluding depreciation and amortization, increased by approximately $500,000, or 11%, to approximately $4.9 million for the nine months ended September 30, 2020, compared to approximately $4.4 million for the nine months ended September 30, 2019. The increase was primarily attributable to increased sales in our international segment, including to distributors, where costs of goods sold is a higher percentage of net revenue.

Gross profit decreased by approximately $400,000, or 4%, to approximately $10.9 million for the three months ended September 30, 2020, compared to approximately $11.3 million for the three months ended September 30, 2019. Gross margin was 88% for both of the three-month periods ended September 30, 2020 and 2019, respectively.

Gross profit decreased by approximately $100,000, or 0.3%, to approximately $32.1 million for the nine months ended September 30, 2020, compared to approximately $32.2 million for the nine months ended September 30, 2019. Gross margin was 87% and 88% for the nine months ended September 30, 2020 and 2019, respectively.

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

Research, development and medical affairs expenses decreased by approximately $300,000, or 11%, to approximately $2.5 million for the three months ended September 30, 2020, compared to approximately $2.8 million for the three months ended September 30, 2019. The decrease was primarily attributable to decreases of approximately $250,000 in scientific communications expenses and $110,000 in travel expenses.

Research, development and medical affairs expenses decreased by approximately $1.1 million, or 13%, to approximately $7.2 million for the nine months ended September 30, 2020, compared to approximately $8.3 million for the nine months ended September 30, 2019. The decrease was primarily attributable to decreases of approximately $590,000 in scientific communications expenses, $290,000 in personnel costs, including international vacant positions, global bonus expenses and global stock-based compensation expenses, and $280,000 in travel expenses.

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

General and administrative expenses decreased by approximately $500,000, or 16%, to approximately $2.6 million for the three months ended September 30, 2020, compared to approximately $3.1 million for the three months ended September 30, 2019. Additionally, we benefitted from a one-time cash refund of approximately $400,000 associated with recovery of previously paid VAT expense in Germany for the years 2014 through 2018.

General and administrative expenses decreased by approximately $1.4 million, or 14%, to approximately $8.8 million for the nine months ended September 30, 2020, compared to approximately $10.2 million for the nine months ended September 30, 2019. The decrease was primarily attributable to a decrease of approximately $540,000 in global stock-based compensation expenses and decreases of $200,000 in international severance expense incurred in 2019 and $200,000 in professional fees. Additionally, we benefitted from a one-time cash refund of approximately $400,000 associated with recovery of previously paid VAT expense in Germany for the years 2014 through 2018.

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

Sales and marketing expenses decreased by approximately $1.6 million, or 25%, to approximately $4.8 million for the three months ended September 30, 2020, compared to approximately $6.4 million for the three months ended September 30, 2019. The decrease was primarily attributable to a decrease of approximately $1.3 million in marketing costs related to cost controls put in place during the three months ended September 30, 2020 as a result of the COVID-19 pandemic, along with medical congresses being cancelled or moved online, the absence in 2020 of the expenses we incurred in 2019 for the launch of our direct-to-patient advertising pilot program in the U.S. and a decrease of $430,000 in travel expenses.

Sales and marketing expenses decreased by approximately $3.7 million, or 20%, to approximately $14.8 million for the nine months ended September 30, 2020, compared to approximately $18.5 million for the nine months ended September 30, 2019. The decrease was primarily attributable to a decrease of approximately $2.8 million in marketing costs related to cost controls we implemented during the nine months ended September 30, 2020 as a result of the COVID-19 pandemic, the absence in 2020 of the expenses we incurred in 2019 for the launch of our direct-to-patient advertising pilot program in the U.S. and a decrease of $830,000 in travel expenses.

Operating Expenses

As a result of the increases and decreases in various expenses described above, total operating expenses decreased by approximately $2.5 million, or 19%, to approximately $10.5 million for the three months ended September 30, 2020, compared to approximately $13.0 million for the three months ended September 30, 2019. The decrease was primarily attributable to decreases of approximately $1.7 million in sales and marketing expenses, $500,000 in general and administrative expenses and $400,000 in research, development and medical affairs expenses as described above.

As a result of the increases and decreases in various expenses described above, total operating expenses decreased by approximately $6.1 million, or 16%, to approximately $32.8 million for the nine months ended September 30, 2020, compared to approximately $38.9 million for the nine months ended September 30, 2019. The decrease was primarily attributable to decreases of approximately $3.7 million in sales and marketing expenses, $1.4 million in general and administrative expenses and $1.2 million in research, development and medical affairs expenses as described above.

Interest Expense and Other

Interest Expense and Other increased by approximately $100,000, or 8%, to approximately $1.3 million for the three months ended September 30, 2020, compared to approximately $1.2 million for the three months ended September 30, 2019.

Interest Expense and Other increased by approximately $200,000, or 5%, to approximately $3.9 million for the nine months ended September 30, 2020, compared to approximately $3.7 million for the nine months ended September 30, 2019. For these periods, interest expense consisted primarily of interest and amortization of deferred financing costs and debt discounts associated with our outstanding debt under the 2018 and 2019 Solar Loan Agreements with Solar Capital. As discussed in Note 10 of our notes to Interim Financial Statements, we entered into the 2018 Solar Loan Agreement on January 5, 2018, which we refinanced with the 2019 Solar Loan Agreement on December 31, 2019.

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

Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either classified as participating and do not share in losses or would have been anti-dilutive, were approximately 2,368,958 for the three and nine months ended September 30, 2020, and 2,314,742 for the three and nine months ended September 30, 2019.

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

U.S. Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
NET REVENUE	$6,962	$8,692	$17,449	$22,778
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(746)	(1,001)	(1,928)	(2,494)
GROSS PROFIT	6,216	7,691	15,521	20,284
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,560	1,573	4,580	4,629
GENERAL AND ADMINISTRATIVE EXPENSES	1,952	2,032	5,867	6,116
SALES AND MARKETING EXPENSES	3,461	4,502	10,948	12,760
OPERATING EXPENSES	6,973	8,107	21,395	23,505
SEGMENT LOSS FROM OPERATIONS	$(757)	$(416)	$(5,874)	$(3,221)

U.S. Segment - three months ended September 30, 2020 compared to the three months ended September 30, 2019

Net revenue. Net revenue decreased by approximately $1.7 million, or 20%, to approximately $7.0 million for the three months ended September 30, 2020, compared to approximately $8.7 million for the three months ended September 30, 2019. Net revenue during the three months ended September 30, 2020 was negatively affected by the impact from the COVID-19 pandemic.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, decreased by approximately $250,000, or 25%, to approximately $750,000 for the three months ended September 30, 2020, compared to approximately $1.0 million for the three months ended September 30, 2019. The decrease was primarily attributable to decreased sales due to the COVID-19 pandemic.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $100,000, or 6%, to approximately $1.5 million for the three months ended September 30, 2020, compared to approximately $1.6 million for the three months ended September 30, 2019.

General and administrative expenses. General and administrative expenses decreased by approximately $100,000, or 5%, to approximately $1.9 million for the three months ended September 30, 2020, compared to approximately $2.0 million for the three months ended September 30, 2019. The decrease was primarily attributable to decreases in costs related to operating as a public company, including professional fees and shareholder relations costs.

Sales and marketing expenses. Sales and marketing expenses decreased by approximately $1.1 million, or 24%, to approximately $3.4 million for the three months ended September 30, 2020, compared to approximately $4.5 million for the three months ended September 30, 2019. The decrease was primarily attributable to a decrease of approximately $770,000 in marketing costs related to cost controls we implemented as a result of the COVID-19 pandemic, along with medical congresses being cancelled or moved online, the absence in 2020 of the expenses we incurred in 2019 for the launch of our direct-to-patient advertising pilot program in the U.S. and a decrease in $340,000 in travel expenses.

U.S. Segment - nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Net revenue. Net revenue decreased by approximately $5.4 million, or 24%, to approximately $17.4 million for the nine months ended September 30, 2020, compared to approximately $22.8 million for the nine months ended September 30, 2019. Net revenue during the nine months ended September 30, 2020 was negatively affected by the COVID-19 pandemic, as well as a temporary shortage in stock of ILUVIEN in the first quarter.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, decreased by approximately $600,000, or 24%, to approximately $1.9 million for the nine months ended September 30, 2020, compared to approximately $2.5 million for the nine months ended September 30, 2019. The decrease was primarily attributable to decreased sales.

Research, development and medical affairs expenses. Research, development and medical affairs expenses were $4.6 million for both the nine months ended September 30, 2020, and for the nine months ended September 30, 2019.

General and administrative expenses. General and administrative expenses decreased by approximately $300,000, or 5%, to approximately $5.8 million for the nine months ended September 30, 2020, compared to approximately $6.1 million for the nine months ended September 30, 2019. The decrease was primarily attributable to decreases in costs related to operating as a public company, including professional fees and shareholder relations costs.

Sales and marketing expenses. Sales and marketing expenses decreased by approximately $1.9 million, or 15%, to approximately $10.9 million for the nine months ended September 30, 2020, compared to approximately $12.8 million for the nine months ended September 30, 2019. The decrease was primarily attributable to a decrease of approximately $1.5 million in marketing costs related to cost controls we implemented as a result of the COVID-19 pandemic, the absence in 2020 of the expenses we incurred in 2019 for the launch of our direct-to-patient advertising pilot program in the U.S. and a decrease of approximately $620,000 in travel expenses. These decreases were offset by an increase of approximately $460,000 in personnel costs, as we had refilled previously vacant territories in the second half of 2019 and had little turnover in staffing levels during 2020 even during the COVID-19 pandemic.

International Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
NET REVENUE	$5,511	$4,158	$19,597	$13,817
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(791)	(578)	(3,021)	(1,859)
GROSS PROFIT	4,720	3,580	16,576	11,958
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	861	1,100	2,418	3,361
GENERAL AND ADMINISTRATIVE EXPENSES	475	768	2,250	2,876
SALES AND MARKETING EXPENSES	1,226	1,840	3,618	5,324
OPERATING EXPENSES	2,562	3,708	8,286	11,561
SEGMENT INCOME (LOSS) FROM OPERATIONS	$2,158	$(128)	$8,290	$397

International Segment - three months ended September 30, 2020 compared to the three months ended September 30, 2019

Net revenue. Net revenue increased by approximately $1.3 million, or 31%, to approximately $5.5 million for the three months ended September 30, 2020, compared to approximately $4.2 million for the three months ended September 30, 2019. The increase was primarily a result of increased sales in the markets where we sell direct. These direct sales included sales for our uveitis indication.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $210,000, or 36%, to approximately $790,000 for the three months ended September 30, 2020, compared to approximately $580,000 for the three months ended September 30, 2019. The increase was primarily attributable to our increased sales. As noted above, cost of goods sold associated with sales in our international markets where we sell to distributors is a higher percentage of revenue.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $240,000, or 22%, to approximately $860,000 for the three months ended September 30, 2020, compared to approximately $1.1 million for the three months ended September 30, 2019. The decrease was primarily attributable to a decrease of approximately $120,000 in safety and quality expenses.

General and administrative expenses. General and administrative expenses decreased by approximately $290,000, or 38%, to approximately $470,000 for the three months ended September 30, 2020, compared to approximately $770,000 for the three months ended September 30, 2019. Additionally, we benefitted from a one-time cash refund of approximately $400,000 associated with recovery of previously paid VAT expense in Germany for the years 2014 through 2018.

Sales and marketing expenses. Sales and marketing expenses decreased by approximately $600,000, or 33%, to approximately $1.2 million for the three months ended September 30, 2020, compared to approximately $1.8 million for the three months ended September 30, 2019. The decrease was primarily attributable to decreases of approximately $570,000 in marketing costs related to cost controls we implemented as a result of the COVID-19 pandemic, along with medical congresses being cancelled or moved online.

International Segment - nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Net revenue. Net revenue increased by approximately $5.8 million, or 42%, to approximately $19.6 million for the nine months ended September 30, 2020, compared to approximately $13.8 million for the nine months ended September 30, 2019. The increase was primarily attributable to both sales in our international distributor markets and in the international markets where we sell direct. These direct sales included sales for our uveitis indication.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $1.1 million, or 58%, to approximately $3.0 million for the nine months ended September 30, 2020, compared to approximately $1.9 million for the nine months ended September 30, 2019. The increase was primarily attributable to our increased sales. As noted above, cost of goods sold associated with sales in our international markets where we sell to distributors is a higher percentage of revenue.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $1.0 million, or 29%, to approximately $2.4 million for the nine months ended September 30, 2020, compared to approximately $3.4 million for the nine months ended September 30, 2019. The decrease was primarily attributable to decreases of approximately $300,000 in personnel and travel expenses, including vacant positions and bonus expenses, $270,000 in costs associated with our 5-year open label registry study as it nears completion and $250,000 in safety, quality and scientific communications expenses.

General and administrative expenses. General and administrative expenses decreased by approximately $600,000, or 21%, to approximately $2.3 million for the nine months ended September 30, 2020, compared to approximately $2.9 million for the nine months ended September 30, 2019. The decrease was primarily attributable to decreases of approximately $200,000 in international severance expense incurred in 2019 and $200,000 in professional fees. These decreases were offset by an approximately $170,000 increase in logistics fees. Additionally, we benefitted from a one-time cash refund of approximately $400,000 associated with recovery of previously paid VAT expense in Germany for the years 2014 through 2018.

Sales and marketing expenses. Sales and marketing expenses decreased by approximately $1.7 million, or 32%, to approximately $3.6 million for the nine months ended September 30, 2020, compared to approximately $5.3 million for the nine months ended September 30, 2019. The decrease was primarily attributable to decreases of approximately $1.3 million in marketing costs related to cost controls we implemented in the nine months ended September 30, 2020 as a result of the COVID-19 pandemic, along with medical congresses being cancelled or moved online, $270,000 in market access costs and $210,000 in travel expenses.

Other Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	$48	$88	$164	$332
GENERAL AND ADMINISTRATIVE EXPENSES	192	321	658	1,197
SALES AND MARKETING EXPENSES	77	95	252	374
DEPRECIATION AND AMORTIZATION	677	668	2,016	1,974
OPERATING EXPENSES	994	1,172	3,090	3,877
SEGMENT LOSS FROM OPERATIONS	$(994)	$(1,172)	$(3,090)	$(3,877)

Our CEO, who is our chief operating decision maker, manages and evaluates our U.S. and International segments based on net gain or loss from operations adjusted for certain non-cash items, such as stock-based compensation expense and depreciation and amortization. Therefore, these non-cash expenses included in research, development and medical affairs expenses, general and administrative expenses, and sales and marketing expenses are classified within the Other segment within our Interim Financial Statements.

Operating expenses in the Other segment decreased by approximately $210,000, or 18%, to $990,000 for the three months ended September 30, 2020, compared to approximately $1.2 million for the three months ended September 30, 2019. This decrease is primarily attributable to a decrease of $180,000 in global stock-based compensation expenses. Operating expenses in the Other segment decreased by approximately $800,000, or 21%, to $3.1 million for the nine months ended September 30, 2020, compared to approximately $3.9 million for the nine months ended September 30, 2019. This decrease is primarily attributable to a decrease of $800,000 in global stock-based compensation expenses.

Liquidity and Capital Resources

Overview

Since inception, we have incurred recurring losses, negative cash flow from operations and have accumulated a deficit in stockholders’ equity of $391.3 million through September 30, 2020.

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

Indebtedness

On December 31, 2019, we refinanced our $40.0 million Loan and Security Agreement (the 2018 Solar Loan Agreement) with Solar Capital Ltd. (Solar Capital) and other lenders by entering into a $45.0 million Loan and Security Agreement (the 2019 Solar Loan Agreement) with Solar Capital as Collateral Agent (Agent), and the parties signing the 2018 Solar Loan Agreement from time to time as Lenders, including Solar Capital in its capacity as a Lender. Under the 2019 Solar Loan Agreement, we borrowed $42.5 million on December 31, 2019 and $2.5 million on February 21, 2020 (the 2019 Solar Loan). The 2019 Solar Loan matures on July 1, 2024. We used the initial proceeds of the 2019 Solar Loan to pay off the 2018 Solar Loan, along with related prepayment, legal and other fees and expenses totaling approximately $2.3 million, which included $2.2 million in fees to Solar Capital. We expect to use the remaining proceeds of the 2019 Solar Loan to provide additional working capital for general corporate purposes, and those proceeds are part of the cash and cash equivalents described below.

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

Paycheck Protection Program Loan. On April 22, 2020, we received an approximately $1,778,000 loan (the PPP Loan) under the Paycheck Protection Program established by the U.S. Small Business Administration (the SBA) as part of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. The PPP Loan is unsecured and is evidenced by a note (the Note) in favor of HSBC Bank USA, National Association (HSBC) as the lender.

The interest rate on the Note is 1.0% per annum. The Note has a two-year term and is payable in 18 equal monthly payments of principal and interest beginning on the 180th day following the disbursement of the loan proceeds, subject to possible full forgiveness and a deferred commencement date for beginning payments as described below. The Paycheck Protection Program provides for forgiveness of up to the full amount borrowed as long as we use the loan proceeds during the 24-week period following disbursement for eligible purposes as described in the CARES Act and related guidance. Under the CARES Act, loan forgiveness is generally available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 24-week period. We used all of the proceeds from the PPP Loan to pay expenses during the applicable period that we believe were for eligible purposes. On July 21, 2020, we submitted an application to HSBC for forgiveness of the PPP Loan. As of the date of this filing, the application for forgiveness is still pending review.

Under the revised rules for the PPP Loan program, we will not have to begin principal and interest payments before the date on which the SBA remits the loan forgiveness amount to HSBC (or notifies HSBC that no loan forgiveness is allowed). If no loan forgiveness is allowed, the Company will be required to pay HSBC equal monthly payments of principal and interest based on the principal amount outstanding on the PPP Loan, plus interest outstanding at the end of the deferment period, and taking into account any reductions in the principal amount due to forgiveness, if any.

Current Cash Position

As of September 30, 2020, we had approximately $11.3 million in cash and cash equivalents, compared to $9.4 million as of December 31, 2019 and $13.5 million as of June 30, 2020. In response to the effects of the COVID-19 pandemic, we have adjusted, and we expect to continue to adjust, our commercial spending to continue to operate with our existing cash resources. We may need to raise additional capital to fund our business strategy, including the continued commercialization of ILUVIEN and the retention of our current employees and staff. The actual amount of funds that we may need will depend on many factors, some of which are beyond our control. See “Effects of the COVID-19 Pandemic” in this Item 2 above for an explanation of our strategy to conserve our cash and otherwise mitigate the impact of the pandemic on our financial position and operations.

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

Sources and Uses of Cash for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

For the nine months ended September 30, 2020, cash used in our operations was approximately $1.9 million. The cash used in our operations was primarily due to our net loss of $4.4 million, a decrease in accounts payable, accrued expenses and other current liabilities of $3.2 million, an increase in inventory of $1.1 million, a decrease in other long-term liabilities of $410,000 and an increase in prepaid expenses and other current assets of $300,000. Cash used in operations for the nine months ended September 30, 2020 was offset by a decrease in accounts receivable of $3.9 million, $2.0 million of non-cash depreciation and amortization, $1.1 million of non-cash stock-based compensation expense and $730,000 for non-cash interest expense associated with the amortization of our debt discount.

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

For the nine months ended September 30, 2020, net cash used in our investing activities was approximately $540,000, which was primarily due to capital expenditures associated with the new manufacturing facility at Cadence.

For the nine months ended September 30, 2019, net cash used in our investing activities was approximately $150,000, which was due to the purchase of property and equipment.

For the nine months ended September 30, 2020, net cash provided by our financing activities was approximately $3.9 million, which is primarily due to borrowing the remaining $2.5 million under the 2019 Solar Loan Agreement and receiving the $1.8 million PPP Loan, offset by $340,000 of payments of finance lease obligations.

For the nine months ended September 30, 2019, net cash used in our financing activities was approximately $200,000, which is primarily due to payments of finance lease obligations.

Contractual Obligations and Commitments

Under our Manufacturing Services Agreement dated March 2, 2012 (the Flextronics Agreement) with Flextronics Medical Sales and Marketing, Ltd. (Flextronics), Flextronics agreed to manufacture the component parts of the ILUVIEN applicator (the components) for us at its facility located near Tijuana, Mexico. We purchased certain equipment for Flextronics’ facility that Flextronics used solely to manufacture the components of the ILUVIEN applicator for us. On March 28, 2019, we received notice from Flextronics that it intended to terminate the Flextronics Agreement on September 30, 2020, and the Flextronics Agreement terminated in accordance with the notice on September 30, 2020. Before the Flextronics Agreement expired, Flextronics manufactured a supply of components that we expect to serve as a safety stock until the components can be supplied by the replacement manufacturer in the first quarter of 2021 as described below. Some of the Flextronics manufacturing costs for the components were accelerated into the third quarter of 2020, with no production of the components occurring in the fourth quarter.

On October 30, 2020, we entered into a Manufacturing Services Agreement with Cadence, Inc. (Cadence) to manufacture the components at its facility near Pittsburgh, Pennsylvania. We are in the process of transferring equipment from Mexico to Pennsylvania and obtaining FDA qualification of the new facility. We expect Cadence to begin manufacturing the components in the second quarter of 2021 after the new facility becomes fully operational. We currently expect to incur approximately $500,000 of capital expenditures associated with the new facility through December 31, 2020.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 2, 2020, we identify under Item 1A of Part I important factors that could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. Except as described below and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020, there have been no material changes in our risk factors after the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. However, the risks described in our Form 10-K and Forms 10-Q are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

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

•Our business is also negatively affected by patient behavior in the current environment. Most of our ILUVIEN sales are driven by the use of ILUVIEN to treat diabetic macular edema, or DME. Given that governmental authorities have cited diabetes as a factor that places a person at higher risk for severe illness from the COVID-19 pandemic, many of those patients are or may be unwilling to visit their physicians in person (even if otherwise permitted) for fear of contracting the COVID-19 coronavirus.

These limitations had an adverse impact on our revenues beginning late in the first quarter and continuing through the third quarter of 2020. We expect these factors to continue to adversely impact our revenue, and the extent and duration of that impact is uncertain at this time. If the COVID-19 pandemic intensifies (as is currently the case in most of the U.S. and Europe), its duration is longer than we expect, or if another pandemic wave follows, its negative effect on our sales and thus our liquidity and financial condition could be more prolonged and may be severe. Financial uncertainty associated with the adverse effects of the COVID-19 pandemic, and the duration of those effects, could have an impact in future periods on certain estimates used in the preparation of our quarterly financial results, including impairment of intangible assets, the income tax provision and realizability of certain receivables.

Other effects or possible effects of the COVID-19 pandemic on us include:

•Limitations on travel within and between the countries in which we market and sell ILUVIEN, as well as various types of “shelter in place” orders, have curtailed our in-person marketing activities, which have in turn contributed to lower sales of ILUVIEN.

•As a result of the COVID-19 pandemic, including related governmental guidance or directives, we required almost all office-based employees, including almost all employees based at our headquarters in Georgia, to work remotely for some or all of the second quarter. While most of our personnel in our headquarters have returned to work in the office, we may in the future experience reductions in productivity and disruptions to our business routines if remote work requirements are reinstated in Georgia. Governmental directives continue to affect the ability of non-U.S. office-based personnel to return to full-time work in the office.

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

•As the result of lower sales of ILUVIEN, we may fail to comply with financial covenants in our $45.0 million 2019 Solar Loan Agreement, as amended, that are based on (a) minimum trailing six months’ revenues as of November 30, 2020 and the end of each calendar quarter thereafter and (b) a minimum liquidity requirement that took effect on May 1, 2020. If an event of default under the 2019 Solar Loan Agreement occurs, Solar Capital may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to raise additional financing, renegotiate the 2019 Solar Loan Agreement on terms less favorable to us or immediately cease operations. Any declaration by Solar Capital of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline significantly after we publicly disclose that event in an SEC filing. Further, if we were liquidated, Solar Capital’s right to repayment would be senior to the rights of our stockholders.

We may not be entitled to forgiveness of our PPP Loan.

On April 22, 2020, we received an approximately $1,778,000 loan (the PPP Loan) under the Paycheck Protection Program established by the U.S. Small Business Administration (the SBA). The PPP Loan is unsecured and is evidenced by a note (the Note) in favor of HSBC Bank USA, National Association (HSBC) as the lender. The Note has a two-year term. The Paycheck Protection Program provides for forgiveness of up to the full amount borrowed as long as we use the loan proceeds during the 24-week period following disbursement for eligible purposes as described in the CARES Act and related guidance. Under the CARES Act, loan forgiveness is generally available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 24-week period. We used all of the proceeds from the PPP Loan to pay expenses during the applicable period that we believe were for eligible purposes. On July 21, 2020, we submitted an application to HSBC for forgiveness of the PPP Loan. As of the date of this filing, the application for forgiveness is still pending review.

Under the revised rules for the PPP Loan program, we will not have to begin principal and interest payments before the date on which the SBA remits the loan forgiveness amount to HSBC (or notifies HSBC that no loan forgiveness is allowed). If no loan forgiveness is allowed, the Company will be required to pay HSBC equal monthly payments of principal and interest based on the principal amount outstanding on the PPP Loan, plus interest outstanding at the end of the deferment period, and taking into account any reductions in the principal amount due to forgiveness, if any. We cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

We may fail to effect the transition of the manufacturing of essential component parts of our ILUVIEN applicator by our new contract manufacturer before we exhaust our current inventory of those parts.

Under the Flextronics Agreement dated March 2, 2012, Flextronics agreed to manufacture the component parts of the ILUVIEN applicator (the components) for us. As we reported in a Current Report on Form 8-K dated March 28, 2019, we received notice from Flextronics on that date that it intended to terminate the Flextronics Agreement on September 30, 2020. The Flextronics Agreement terminated in accordance with the notice on September 30, 2020. Before the Flextronics Agreement expired, Flextronics manufactured a supply of components that we expect to serve as a safety stock until the components can be supplied by Cadence, Inc., the replacement manufacturer.

On October 30, 2020, we entered into a Manufacturing Services Agreement with Cadence to manufacture the components. We expect Cadence to begin manufacturing the components early in the first quarter of 2021. Unless and until the transition to Cadence is complete, however, there can be no assurances that Cadence will manufacture the components in a timely and otherwise acceptable manner. Significant disruption in this transition, or unanticipated costs related to the transition, could materially and adversely affect our business, financial condition and results of operations. Additionally, if we are unable to transition manufacturing to Cadence in a timely fashion or without disruption to our operations, we could experience a material adverse effect on our business, financial condition and cash flows, and results of operations.

In connection with the relocation of our manufacturing line, we are required to obtain regulatory approval from appropriate regulatory agencies. Delay in approval beyond our expectations may affect our ability to fill orders.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

As previously disclosed, on March 28, 2019, we received notice from Flextronics that it intended to terminate, effective September 30, 2020, the Flextronics Agreement, under which Flextronics manufactured certain component parts of the ILUVIEN applicator (the components). The Flextronics Agreement terminated in accordance with the notice on September 30, 2020. Before the Flextronics Agreement expired, Flextronics manufactured a supply of components, which we expect to serve as a safety stock until the components can be supplied by Cadence, Inc. (Cadence), the replacement manufacturer.

On October 30, 2020, we entered into a Manufacturing Services Agreement (the Cadence Agreement) with Cadence, under which Cadence will manufacture the components at its facility near Pittsburgh, Pennsylvania.

Under the Cadence Agreement, we will pay certain per-unit prices based on regularly scheduled shipments of a minimum number of components. The initial term of the Cadence Agreement expires on October 30, 2025. After the expiration of the initial term, the Cadence Agreement will automatically renew for separate but successive one-year terms unless either party provides written notice to the other party that it does not intend to renew the Cadence Agreement at least 24 months before the end of the term. The Cadence Agreement may be terminated by either party under certain circumstances.

The foregoing description of the Cadence Agreement does not purport to be complete and is qualified in its entirety by the full text of the Cadence Agreement, a copy of which is filed as Exhibit 10.16 to this report.

ITEM 6. Exhibits

Exhibit Number	Description
3.1

Restated Certificate of Incorporation of Registrant, as amended on various dates (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, as filed on March 2, 2020, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 2, 2020 and incorporated herein by reference).
10.8.F†*	Employment Agreement, dated as of July 27, 2020, by and between Alimera Sciences, Inc. and Samer E. Kaba, M.D.
10.16#*	Manufacturing Services Agreement between Alimera Sciences, Inc. and Cadence, Inc. dated October 30, 2020 (including related Supplier Quality Agreement).
31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ALIMERA SCIENCES, INC.

November 3, 2020	By:	/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

November 3, 2020	By:	/s/ J. Philip Jones
J. Philip Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)