Form 10-K
period 2020-12-31
ALIMERA SCIENCES INC
filed 2021-03-05
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐  No  ☒

As of June 30, 2020, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $29,531,837 based on the closing price of the registrant’s Common Stock, on June 30, 2020, as reported by the Nasdaq Global Market. For the purposes of this disclosure, shares of Common Stock held by each executive officer, director and stockholder known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2021, there were 5,753,434 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2021 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Various statements in this report of Alimera Sciences, Inc. (we, our, Alimera or the Company) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors that could cause actual results to differ include those factors summarized in the immediately following section entitled “Summary of Principal Risk Factors,” which we encourage you to read.

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

We encourage you to read the discussion and analysis of our financial condition and our consolidated financial statements contained in this Annual Report on Form 10-K. We also encourage you to read Item 1A of Part 1 of this Annual Report on Form 10-K, entitled “Risk Factors,” which contains a more detailed discussion of some of the risks and uncertainties associated with our business. In addition to the risks described above and in “Risk Factors,” other unknown or unpredictable factors also could affect our results. There can be no assurance that we will in fact achieve the actual results or developments we anticipate or, even if we do substantially realize them, that they will have the expected consequences to, or effects on, us. Therefore, we can give no assurances that we will achieve the outcomes stated in those forward-looking statements and estimates.

SUMMARY OF PRINCIPAL RISK FACTORS

Below is a summary of the principal risk factors we face. Please read it carefully and refer to the more detailed descriptions of the risk factors in Item 1A, “Risk Factors.”

We face risks from:

Risks Related to the COVID-19 Pandemic

•the adverse effects of the COVID-19 pandemic, and its unpredictable duration and severity, in the regions where we have customers, employees and distributors;

•the possibility that manufacture or distribution of the ILUVIEN insert or applicator may be disrupted by government action related to COVID-19 or by the effect of the COVID-19 pandemic on our manufacturers’ or distributors’ workforces;

•the adverse effects of the COVID-19 pandemic on sales of ILUVIEN resulting from (a) limitations on in-person access to physicians for treatment imposed by governments or healthcare facilities, including those recently imposed in Europe and the U.K., and (b) the unwillingness of patients, many of whom suffer from diabetic macular edema and, in Europe and the U.K., non-infectious uveitis, to visit their physicians in person for fear of contracting the COVID-19 coronavirus;

•the financial uncertainty associated with the adverse effects of the COVID-19 pandemic and the duration and severity of those effects, which had an adverse effect on our revenue beginning late in the first quarter of 2020 and continuing to the date of this report, and if these adverse effects continue in the future, they may (a) adversely affect our revenue, financial condition and cash flows, and (b) affect certain estimates we use to prepare our quarterly financial results, including impairment of intangible assets, the income tax provision and recoverability of certain receivables;

•the possibility that the restrictions placed on regulatory and pricing bodies will delay or defer market access for ILUVIEN as we seek to secure reimbursement;

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

•the possibility that staffing shortages resulting from the COVID-19 pandemic will recur at the third-party manufacturer where the ILUVIEN implant is made and the ILUVIEN applicator is assembled and packaged that may lead to product shortages;

•the possibility of reduced efficiency and potential distractions of our employees resulting from the prolonged impact of the COVID-19 pandemic, and the resulting loss of productivity;

•the possible delay in enrollment of patients in our NEW DAY Study;

Operational Risks

•our dependence on the commercial success of our only product, ILUVIEN;

•the competition we face, given that our competitors include larger, more established, fully integrated pharmaceutical companies and biotechnology companies that have substantially greater capital resources, existing competitive products, larger research and development staffs and facilities, greater marketing capabilities, and greater experience in drug development and in obtaining regulatory approvals than we do;

•uncertainty associated with our ability to retain our current employees and to recruit and retain the new employees we need in the future, in particular a productive sales force;

•the possibility that the NEW DAY Study may (a) fail to demonstrate the efficacy of ILUVIEN as baseline therapy in patients with early diabetic macular edema (DME) or to generate data demonstrating the benefits of ILUVIEN when compared to the current leading therapy for DME, and (b) take longer or be more costly to complete than we currently anticipate;

•our possible inability to expand our portfolio of ophthalmic products;

Manufacturing Risks

•uncertainty associated with our transition from the previous third-party manufacturer of certain component parts of the ILUVIEN applicator to the successor manufacturer;

•our dependence on third-party manufacturers to manufacture ILUVIEN or any future products or product candidates in sufficient quantities and quality, in a timely manner (particularly during the COVID-19 pandemic), and at an acceptable price;

•the possibility that we may fail to plan appropriately to meet the demand of our customers for ILUVIEN, which could lead either to (a) ILUVIEN being out of stock or (b) our investment of a greater amount of cash in inventory than we need;

Financial Risks

•the possibility that we may fail to comply with the financial covenants in our $45.0 million Loan and Security Agreement with Solar Capital Ltd. as Collateral Agent (Agent), and certain other lenders, including Solar Capital in its capacity as a lender, dated December 31, 2019 (the 2019 Solar Loan Agreement);

•our possible need to raise additional financing, the terms of which may restrict our operations and, if the capital we raise is equity or a debt security that is convertible into equity, could dilute our stockholders’ investment;

•uncertainty regarding our ability to achieve profitability and positive cash flow through the commercialization of ILUVIEN in the U.S., the European Economic Area (EEA) and other regions of the world where we sell ILUVIEN;

•a slowdown or reduction in our sales due to, among other things, a reduction in end user demand, unexpected competition, regulatory issues or other unexpected circumstances;

•the possibility that we may not be entitled to forgiveness of our PPP Loan;

Regulatory Risks

•the possibility that we may not timely obtain the necessary regulatory approvals to perform manufacturing at Cadence, Inc. of the components used in the ILUVIEN applicator;

•uncertainty associated with our pursuit of reimbursement from local health authorities in certain countries for the recently obtained additional indication for ILUVIEN for prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment of the eye (NIU-PS);

•delay in or failure to obtain regulatory and reimbursement of ILUVIEN or any future products or product candidates in additional markets where we do not currently sell ILUVIEN;

•uncertainty associated with our ability to meet any post-market requirements for NIU-PS in the EEA;

•uncertainty associated with our ability to successfully commercialize ILUVIEN following regulatory approval in additional markets; and

Intellectual Property Risks

•the possibility that we may be adversely affected by the expiration of patents that protect key aspects of ILUVIEN in the near- to medium-term.

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

The COVID-19 Pandemic and Our Steps to Address its Effects on our Business

The crisis caused by the COVID-19 pandemic and the measures being taken by governments, health authorities, businesses, and the public at large to limit the COVID-19 pandemic’s spread have had, and we expect will continue to have, certain negative effects on, and present certain risks to, our business. We expect these factors to continue to adversely impact our revenue, but the extent and duration of that impact is uncertain at this time. As more and more people in our markets are vaccinated and as governmental restrictions are gradually lifted, however, we look forward to the prospect of a return to more normal conditions later this year and continuing the growth trends we saw prior to the COVID-19 pandemic. (Please refer to “Special Note Regarding Forward-Looking Statements and Projections” above.)

In response to the COVID-19 pandemic, we have implemented measures to mitigate the impact of the pandemic on our financial position and operations. These measures include the following:

•We are continuing to manage our cost structure, minimizing all non-payroll spending where possible to mitigate our anticipated loss of revenue and conserve our cash until the COVID-19 pandemic begins to resolve.

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

For more information about the effect of the COVID-19 pandemic on our business and the related risks we face, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Effects of the COVID-19 Pandemic,” and Item 1A, “Risk Factors – Risks Related to the Public Health Pandemic.”

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

Where We Market ILUVIEN to Treat Diabetic Macular Edema (DME)

ILUVIEN has received marketing authorization for the use of ILUVIEN to treat DME for the indications and in the countries shown in the following table:

Indication for the Treatment of DME	Countries Where ILUVIEN Has Received Marketing Authorization to Treat DME	Countries Where ILUVIEN Is Reimbursed to Treat DME	Countries Where ILUVIEN is Currently Marketed to Treat DME
Treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure	U.S., Australia, Canada, Kuwait, Lebanon and the United Arab Emirates	U.S., Kuwait, Lebanon and the United Arab Emirates	U.S., Kuwait, Lebanon and the United Arab Emirates

Treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies	The United Kingdom (U.K.), Germany, France, Italy, Spain, Portugal, Ireland, Austria, Belgium, Denmark, Norway, Finland, Sweden, Poland, Czech Republic, the Netherlands and Luxembourg	The U.K., Germany, France, Italy, Spain, Portugal, Ireland and the Netherlands	The U.K., Germany, France, Italy, Spain, Portugal, Ireland, Austria and the Netherlands

Where We Market ILUVIEN to Treat Recurrent Non-Infectious Uveitis Affecting the Posterior Segment of the Eye (NIU-PS)

In December 2017, we filed in the 17 EEA countries in Europe where ILUVIEN is currently approved for the treatment of DME an application for a new indication for ILUVIEN for the prevention of relapse in recurrent NIU-PS. In March 2019, we announced that the U.K.’s National Institute for Health and Care Excellence (NICE), in its Final Appraisal Determination for national reimbursement, had recommended funding for ILUVIEN 190 micrograms intravitreal implant in applicator for the prevention of relapse in recurrent NIU-PS. In addition, ILUVIEN has received marketing authorization in 16 European countries and reimbursement in three countries, Germany, the Netherlands and the U.K., for the prevention of relapse in recurrent NIU-PS.

Indication for the Treatment of NIU-PS	Countries Where ILUVIEN Has Received Marketing Authorization to Treat NIU-PS	Countries Where ILUVIEN Is Reimbursed to Treat NIU-PS	Countries Where ILUVIEN is Currently Marketed to Treat NIU-PS
The prevention of relapse in recurrent NIU-PS	The U.K., Germany, France, Spain, Portugal, Ireland, Austria, Belgium, Denmark, Norway, Finland, Sweden, Poland, Czech Republic, the Netherlands and Luxembourg	The U.K., Germany and the Netherlands	The U.K. Germany and the Netherlands

We launched ILUVIEN for the NIU-PS indication in Germany and the U.K. during the third quarter of 2019 and the Netherlands during the fourth quarter of 2020.

Where We Sell Direct

We commercially market ILUVIEN directly in the U.S., Germany, the U.K., Portugal, and Ireland. We are planning to launch directly in the Nordic Region (Denmark, Finland, Norway and Sweden) with the support of an exclusive wholesaler to support tendering processes in hospitals and regions.

Where We Sell Through Distributors

We have entered into various agreements under which distributors are providing or will provide regulatory, reimbursement or sales and marketing support for ILUVIEN in Austria, Belgium, the Czech Republic, France, Italy, Luxembourg, the Netherlands, Spain, Australia, New Zealand, Canada and several countries in the Middle East. We have an extended distribution relationship with our French distributor Horus Pharma to distribute ILUVIEN in Belgium, the Netherlands and Luxembourg. Our Canadian distributor is currently pursuing reimbursement. As of December 31, 2020, we have recognized revenue from sales of ILUVIEN to our international distributors in the Middle East, Austria, France, Italy, Spain and the Netherlands.

Business Strategy

We presently focus on diseases affecting the back of the eye, or retina, because we believe these diseases are not well treated with current therapies and represent a significant market opportunity. Our strategy is to establish ILUVIEN as a leading therapy for DME and NIU-PS patients for which ILUVIEN is proven safe and effective because of its ability to help patients see better, longer with fewer injections for up to three years. We intend to capitalize on our management’s experience, the breadth of our commercial resources in both the U.S. and Europe, and to maintain focus on the retinal space to commercialize ILUVIEN. We intend to use those same strengths to acquire, obtain regulatory approval for and commercialize other potential eye care products. To implement our strategy, and taking into account the effects and potential future effects of the COVID-19 pandemic, we intend to:

•Maximize the commercial success of ILUVIEN for treatment of DME in the U.S. and Europe where we have obtained regulatory approval. We are seeking to increase our direct sales and sales to distributors in the U.S. and Europe where we have obtained regulatory approval and are currently marketing ILUVIEN. We are also pursuing opportunities to sell ILUVIEN in the remaining countries where we have obtained regulatory approval but are not currently marketing ILUVIEN.

•Pursue commercialization of ILUVIEN for treatment of DME in additional countries outside the U.S. and Europe where we have obtained regulatory approval. We have established distribution relationships in Australia, New Zealand, Canada and the Middle East. Our distributor in the Middle East began selling ILUVIEN in 2016 and launched commercial sales in 2019. Our distributor in Canada received regulatory approval in 2018 and is currently pursuing reimbursement in certain provinces of Canada. Our distributor in Australia secured regulatory approval during 2019 but has been unable to achieve reimbursement. Our distributor has chosen to abandon pursuing reimbursement further.

•Pursue commercialization of ILUVIEN for NIU-PS in Europe where we have obtained regulatory approval. We are seeking to increase our direct sales in Germany, the Netherlands and the U.K. where we have obtained regulatory approval and are currently marketing ILUVIEN for NIU-PS. We are pursuing opportunities to sell ILUVIEN for NIU-PS in 13 additional European countries, where we have obtained regulatory approval but are not currently marketing ILUVIEN.

•Pursue approval for ILUVIEN for DME and NIU-PS in additional countries. We will evaluate seeking regulatory approval for the treatment of DME in countries where we do not have approval and of NIU-PS in the remainder of Europe and in the Middle East and Africa where we have the license to use ILUVIEN.

•Expand our ophthalmic product offerings. We believe there are further unmet medical needs in the treatment of retinal diseases. We intend to continue to evaluate in-licensing and acquisition opportunities for compounds and technologies with potential treatment applications for diseases affecting the eye.

Disease Overview and Market Opportunity

Diabetes and Diabetic Retinopathy

Diabetes mellitus, with its systemic and ophthalmic complications, represents a global public health threat. The International Diabetes Federation (IDF) estimated prevalence of diabetes worldwide in 2017 increased to 425 million people and is expected to increase to 629 million people by 2045.

The 2020 National Diabetes Statistics Reports published by the U.S. Centers for Disease Control and Prevention (CDC) reported that as of 2018, 34.2 million Americans, or 10.3% of the U.S. population, had diabetes and that there were 1.5 million new cases of diabetes diagnosed among people ages 18 and older. Approximately 1 in 5 adults living with diabetes, 7.3 million Americans, did not know they had the condition and are therefore not being monitored and treated to control their disease and prevent systemic and ophthalmic complications. The report also identified that around 88.0 million people have prediabetes, a condition that if not treated often leads to type 2 diabetes within five years. In this population, only 15.3% of adults know they had prediabetes. In the International Diabetes Federation 9th Edition IDF Diabetes Atlas, it is estimated that there are approximately 59.3 million people in Europe in 2019 with diabetes and that 24.2 million remain undiagnosed. In the Middle East, it is estimated there are approximately 23.0 million people with diabetes and 10.0 million remain undiagnosed.

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

Uveitis

Uveitis means inflammation of the uveal tract, which is a layer of tissue located between the outer layer (cornea and sclera) and the inner layer (the retina) of the eye. The front portion (anterior) of the uveal tract contains the iris, and the back portion (posterior) of the uveal tract contains the choroid and the stroma of the ciliary body. Inflammation of the uvea encompasses approximately 30 inflammatory disorders characterized by intraocular inflammation, a major cause of visual loss in people of working age in both developed and developing countries. It can affect people of all ages, producing swelling and destroying eye tissues, which can lead to severe vision loss and blindness. According to the classification scheme recommended by the International Uveitis Study Group, the disease can be classified on the basis of anatomic locations: anterior, intermediate, posterior or pan uveitis. Uveitis can be caused by a number of factors such as infection (infectious uveitis) or other autoimmune diseases or conditions. Non-infectious uveitis is a persistent and recurrent disease that can adversely affect the retina. Additionally, it commonly affects vision, more so than anterior uveitis, and macular edema is the most common mechanism of visual loss, affecting 44% patients with posterior uveitis.

There are two forms of uveitis:

•infectious uveitis (bacterial, viral, fungal, or parasitic), which is treated with an appropriate antimicrobial drug as well as corticosteroids and cycloplegics; and

•non-infectious uveitis (NIU), where corticosteroids are used to reduce inflammation and prevent adhesions in the eye.

Current Treatments for DME

Anti-vascular endothelial growth factor (anti-VEGF) therapies are the current standard of care for the treatment of DME. Lucentis (ranibizumab) and Eylea (aflibercept) are the only approved anti-VEGF therapies marketed for the treatment of vision loss associated with DME in Europe and for the treatment of DME in the U.S. Off-label injections of the anti-VEGF therapy Avastin (bevacizumab) are also used to treat DME. However, anti-VEGF therapies are acute therapies and are limited by a need for multiple and frequent injections to achieve the same therapeutic effect reported in randomized controlled trials. Further, DME is a multi-factorial disease, and anti-VEGF therapy does not address all of these factors. As a result, many patients either do not achieve a sufficient response or are unable to routinely attend clinic appointments, meaning that anti-VEGF therapy is not optimally administered. When not optimally administered, these acute therapies allow for a recurrence of the edema. In addition, these therapies have safety profiles that include an increased risk of endophthalmitis, a serious eye infection that must be treated with high doses of antibiotics. This risk of endophthalmitis is associated with any intravitreal injection. There is evidence that intravitreal anti-VEGF therapy affects systemic VEGF levels, which may have cardiovascular complications.

Intravitreal corticosteroid therapies are also used to treat DME. Acute corticosteroids typically have peak effects within two to three months, and there is a need for repeated injections. Similarly, without optimized treatment frequency, macular edema is allowed to recur when the effect of acute corticosteroids dissipates. Ozurdex (dexamethasone), a short-acting corticosteroid, is marketed for the treatment of vision loss associated with DME in Europe and for the treatment of DME in the U.S. Triamcinolone acetonide is another short-acting steroid used off-label to treat DME. In contrast to the dexamethasone implant and triamcinolone acetonide, which are both acute therapies, ILUVIEN is a long-term persistent and continuous steroid delivery therapy. The steroid in the ILUVIEN implant, fluocinolone acetonide, or FAc, is a key lipophilic component that allows a single implant to deliver a sustained daily dose for up to 36 months. Corticosteroids have historically been associated with significant increases in intraocular pressure, which may increase the risk of glaucoma. Additionally, corticosteroids are associated with the acceleration of cataract formation. We believe the low dose of ILUVIEN mitigates these side effects and makes them more manageable. Additionally, the side effects of ILUVIEN are consistent with and predictable following the use of shorter duration or acute corticosteroid therapies, increasing the physician’s ability to manage those side effects.

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

For patients with recurrent NIU-PS, locally delivered (intravitreal) steroids present an attractive treatment strategy allowing for effective delivery of steroid therapy at the point of need, while minimizing the risk of systemic side effects. For intravitreal treatment, the short-acting Ozurdex implant is marketed in Europe for the treatment of adult patients with active inflammation of the posterior segment of the eye presenting as non-infectious uveitis and for the treatment of non-infectious uveitis.

In contrast, ILUVIEN has specifically been studied to evaluate the prevention of relapse in recurrent NIU-PS. Clinical trials have demonstrated that ILUVIEN significantly extends the time to relapse in patients with recurrent NIU-PS, while at the same time reducing the need for adjunctive treatments, including systemic drug treatment.

Our NEW DAY Study

On July 9, 2020, we announced the initiation of our NEW DAY clinical trial, a multicenter, single masked, randomized and controlled trial designed to generate prospective data evaluating ILUVIEN as a baseline therapy in the treatment of DME and demonstrate its advantages over using the current standard of care of repeat anti-VEGF injections. The NEW DAY Study is planned to enroll 320 treatment-naïve, or almost naïve, DME patients in approximately 42 sites around the U.S. As of February 28, 2021, we have enrolled 19 DME patients. We expect the pace of the enrollment to increase as the COVID-19 pandemic begins to resolve.

We believe that ILUVIEN continues to be underutilized in the treatment of DME. Our prior clinical data sets demonstrate the ability of ILUVIEN to control the underlying disease process and reduce the recurrence of edema for up to three years, rather than treating recurrent chronic edema with short term therapies. With this NEW DAY Study, we intend to demonstrate the efficacy of ILUVIEN as baseline therapy in patients with early DME by comparing ILUVIEN to the current standard of care, anti-VEGF therapy.

Patients who meet the entry criteria will be randomized to receive either an ILUVIEN intravitreal implant or five injections of intravitreal aflibercept 2 mg at four-week intervals for the first 16 weeks as a loading dose. After the initial 16-week period, both arms will be evaluated every four weeks and receive supplemental intravitreal injections of aflibercept 2 mg only as needed. Criteria for supplemental treatment is set by protocol and will be identical in both treatment arms. The planned treatment period in the study is 18 months. Once the treatment period is concluded, patients will be given the option to participate in an open label extension study for up to 42 months.

The primary outcome measure for NEW DAY is the mean number of supplemental aflibercept injections needed during the trial between treatment groups. Key secondary endpoints include mean best corrected visual acuity (BCVA) score over time up to 18 months, time to first supplemental treatment, retinal thickness amplitude on optical coherence tomography (OCT), and diabetic retinopathy scores. In addition, the study will collect patient-reported outcome measures to evaluate the effect on patients’ quality of life and level of functioning. Exploratory endpoints will include neuronal functional measures and OCT imaging measures of retinal nerve layer thickness.

ILUVIEN for Other Diseases of the Eye

Although we are not actively conducting clinical trials for a new indication, we believe that ILUVIEN has the potential to address other ophthalmic diseases such as RVO, NPDR, dry AMD and wet AMD.

ILUVIEN Commercialization Status

Diabetic Macular Edema

ILUVIEN has received marketing authorization for two indications in various countries as noted above in “Overview - Where We Market ILUVIEN to Treat Diabetic Macular Edema (DME).” We plan to pursue regulatory approval for ILUVIEN for the treatment of DME, directly or with a partner, in additional countries.

Uveitis

ILUVIEN has received marketing authorization for treatment of NIU-PS in 15 countries of the EEA, and we plan to pursue our right to seek approval in the Middle East and Africa. Because we do not have the contractual right to pursue approval to treat NIU-PS in the U.S., we do not have marketing authorization in the U.S. We have obtained marketing authorization for ILUVIEN to treat NIU-PS in various countries as noted above in “Overview - Where We Market ILUVIEN to Treat Recurrent Non-Infectious Uveitis Affecting the Posterior Segment of the Eye (NIU-PS).” We will evaluate seeking approval for the treatment of NIU-PS in other countries in Europe, the Middle East and Africa where we have the license to use ILUVIEN.

Sales and Marketing

Our sales personnel focus on physician offices, pharmacies and hospitals in the U.S. and in European countries where we seek to persuade end users to purchase ILUVIEN. In our promotional efforts, we focus on three main areas to generate demand for ILUVIEN. The first is to gain access for ILUVIEN on formularies, contracts and through national and local health care authorities to achieve a reasonable price in the countries in which we intend to commercialize. Second is to educate physicians on the efficacy and safety of our products through direct promotion, advocacy building and indirect marketing activities. Third is to enable patients and caregivers in markets where it is permitted to become more educated on their disease and the possible treatments.

The COVID-19 pandemic has negatively affected our sales and marketing efforts in a number of ways, which has in turn had an adverse impact on our revenues. Governments and private parties have imposed limitations on in-person access to physicians, which have made it difficult or impossible for our sales representatives (including those employed by our distributors) to meet with retina specialists and their staff to educate them about the benefits of ILUVIEN and to provide support for insurance pre-certifications. These limitations have also affected patient access to treatment, given that ILUVIEN is administered only by an injection into the eye, which means telemedicine is not a viable substitute. Our business is also negatively affected by patient behavior in the current environment. Most of our ILUVIEN sales are driven by the use of ILUVIEN to treat diabetic macular edema, or DME. Given that governmental authorities have cited diabetes as a factor that places a person at higher risk for severe illness from the COVID-19 pandemic, many of those patients are or may be unwilling to visit their physicians in person (even if otherwise permitted) for fear of contracting the COVID-19 coronavirus.

Distributor Agreements

We have various agreements under which distributors are providing or will provide regulatory, reimbursement or sales and marketing support for commercialization of ILUVIEN in Austria, the Czech Republic, Italy, Spain, France, Belgium, the Netherlands, Luxembourg, Canada, Australia and New Zealand and in several countries in the Middle East. Pursuant to these agreements, our distributors assisted or will assist us in obtaining and maintaining approval and reimbursement approval, or they will seek approval or reimbursement approval with our oversight in those countries, if such approval or reimbursement approval has not already been obtained.

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

The manufacturing process for ILUVIEN consists of filling a polyimide tube with a paste consisting of 190 micrograms of FAc in an aqueous slurry of polyvinyl alcohol, cutting the tube into smaller sections in the proper lengths for the ILUVIEN implant, capping each small section with a permeable membrane cap on one end and an impermeable silicone cap on the other end to create the ILUVIEN implant, curing the implant at high temperature, loading the implant inside the ILUVIEN applicator, and packaging and sterilizing the product. This process has been validated at Alliance Medical Products Inc., a Siegfried Company (Alliance).

Third party manufacturers are responsible for the commercial-scale production of ILUVIEN. We have agreements with a single third-party manufacturer for each of:

•the manufacture of FAc, ILUVIEN’s active pharmaceutical ingredient (FARMABIOS SpA/Byron Chemical Company Inc.),

•the manufacture of the components of the ILUVIEN applicator (Cadence, Inc. (Cadence)),

•the manufacture of the ILUVIEN implant, final assembly of the injector with the implant and release testing in the U.S. (Alliance),

•the quality release testing of ILUVIEN (Alliance),

•final product release to market in the European Economic Area (EEA) post-Brexit (carried out in Ireland by Packaging Coordinators, Inc.), and

•final product release to market in the U.K., post-Brexit (AndersonBrecon Limited trading as Packaging Coordinators, Inc.).

Although we may seek alternative providers in the future, we do not currently have alternate providers for any of these tasks. We recently replaced FlexMedical, an affiliate of Flextronics International, Ltd. (Flextronics), with Cadence as described below.

Under our agreement with Alliance, which we entered into in 2010 and amended and restated in 2016, we are responsible for supplying Alliance with the ILUVIEN applicator and the API. We purchased certain equipment at Alliance’s facility that Alliance uses solely to manufacture and package ILUVIEN for us. We have agreed to order from Alliance at least 80% of our total requirements for new units of ILUVIEN in the U.S., Canada and Europe in a calendar year, provided that Alliance is able to fulfill our supply requirements and is not in breach of its agreements or obligations to us. Currently, we order 100% of our global requirements for ILUVIEN units from Alliance because we do not have an alternate supplier. Unless terminated earlier in accordance with its provisions, the amended and restated agreement has a remaining term through February 2022 and will automatically renew for successive terms of one year unless either party delivers written notice of non-renewal to the other at least 12 months before the end of the then current term. As of the date of this filing, we have not received a notice of non-renewal that would take effect in February 2022.

Under the Flextronics Agreement dated March 2, 2012, Flextronics agreed to manufacture the component parts of the ILUVIEN applicator (the components) for us. As we reported in a Current Report on Form 8-K dated March 28, 2019, we received notice from Flextronics on that date that it intended to terminate the Flextronics Agreement on September 30, 2020. The Flextronics Agreement terminated in accordance with the notice on September 30, 2020. Before the Flextronics Agreement

expired, Flextronics manufactured a supply of components that has served and is serving as a safety stock until the components can be supplied by Cadence, the replacement manufacturer.

On October 30, 2020, we entered into a Manufacturing Services Agreement with Cadence, Inc., to manufacture the components used in the ILUVIEN applicator. Cadence is in the final stages of process qualification and is expected to begin manufacturing production components during the second quarter of 2021. We have filed with European Regulatory Agencies for the necessary approvals needed for Cadence to manufacture components to be used in ILUVIEN sold in Europe, and we anticipate receiving European approval in April 2021. We will be filing a Prior Approval Supplement (PAS) with the FDA in the next one-to-two months. We believe we have sufficient safety stock produced by Flextronics to meet the anticipated demand of our distributors and end users until FDA approval is obtained and throughout 2021. Until the transition to Cadence is complete, however, there can be no assurances that Cadence will manufacture the components in a timely and otherwise acceptable manner. Significant disruption in this transition, or unanticipated costs related to the transition, could materially and adversely affect our business, financial condition and cash flows, and results of operations.

Business Segments

Our business has a U.S. segment and an International segment, and we report Other to reconcile to consolidated totals. You can find financial information about our business segments below in (a) Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Segment Review” and (b) Note 19 of the accompanying consolidated financial statements.

Customers

Our revenues for the fiscal years ended December 31, 2020 and 2019 were generated from product sales primarily in the U.S., Germany, France and the U.K. In the U.S., two large pharmaceutical distributors accounted for 49% and 60% of our consolidated revenues for the years ended December 31, 2020 and 2019, respectively. These distributors maintain inventories of ILUVIEN and sell to physician offices, pharmacies and hospitals. Internationally, in countries where we sell direct, our customers are hospitals, clinics and pharmacies. We sometimes refer to physician offices, pharmacies, hospitals and clinics as end users. In international countries where we sell to distributors, these distributors maintain inventory levels of ILUVIEN and sell to their customers.

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

In the countries in which ILUVIEN has received or been recommended for marketing authorization or becomes approved for use in the treatment of DME, it competes or will compete against the use of anti-VEGF therapies, short duration corticosteroids and laser photocoagulation or other therapies that may be approved in the future. Other companies are working to develop other drug therapies and sustained delivery platforms for DME and other indications. These competitive therapies may result in pricing pressure even if ILUVIEN is otherwise viewed as a preferable therapy. We believe that the following drugs and treatments compete with ILUVIEN:

•Lucentis© (ranibizumab injection), marketed by Genentech (Roche) in the U.S. and Novartis in the rest of the world, and Avastin (bevacizumab), an oncology product marketed by the Roche group, are both antibodies that inhibit VEGF signaling pathways. Lucentis is currently approved for the treatment of DME, the treatment of diabetic retinopathy in patients with DME, the treatment of neovascular wet AMD and the treatment of macular edema following RVO in the U.S. In the EEA, the indications are similar except for diabetic retinopathy where the indication is for the treatment of proliferative diabetic retinopathy.

•Avastin©, is used by retinal specialists in both the U.S. and in certain countries of the EEA in the treatment of numerous retinal diseases off label but is not formulated or approved for any ophthalmic use.

•Eylea© (aflibercept), marketed by Regeneron in the U.S. and by Bayer in the EEA, is a VEGF antagonist that is approved for the treatment of DME, diabetic retinopathy in patients with DME, neovascular wet AMD and RVO in the U.S. In the EEA, the indication does not include diabetic retinopathy.

•Ozurdex© (dexamethasone intravitreal implant), marketed by Allergan (now owned by AbbVie), is a short duration biodegradable implant that delivers the corticosteroid dexamethasone. Ozurdex is approved for the treatment of DME, macular edema following branch or central RVO and non-infectious uveitis in the U.S. In the EEA, the indication for DME is for visual impairment due to diabetic macular edema in persons who are pseudophakic (persons who have had an artificial lens implanted after the natural eye lens has been removed) or who are considered insufficiently responsive to, or unsuitable for, non-corticosteroid therapy. It is also indicated for macular edema following either Branch Retinal Vein Occlusion (BRVO) or Central Retinal Vein Occlusion (CRVO) and inflammation of the posterior segment of the eye presenting as non-infectious uveitis.

•Humira© (adlimumab), marketed by Abbvie, is a TNF-blocker that has an ophthalmic indication. It works by targeting and blocking a specific source of inflammation that plays a role in non-infectious uveitis. In the U.S., Humira is indicated for the treatment of non-infectious intermediate, posterior and pan uveitis. In the EEA, Humira is indicated for the treatment of chronic non-infectious anterior uveitis in children aged two years or older who have had an inadequate response to or are intolerant to conventional therapy.

•Beovu®(brolucizumab-dbll), marketed by Novartis, is a VEGF inhibitor indicated for the treatment of neovascular wet AMD. Beovu is the first FDA approved anti-VEGF to offer both greater fluid resolution versus aflibercept and the ability to maintain eligible wet AMD patients on a three-month dosing interval immediately after a three-month loading phase with uncompromised efficacy. Beovu is also approved by the European commission for the treatment of wet AMD in all 27 European Union member states as well as the U.K., Iceland, Norway and Liechtenstein. Novartis has completed trials for the treatment of DME and is in the process of preparing a submission to the FDA in 2021.

•Intravitreal triamcinolone is used by some physicians for the treatment of DME although it is not approved for DME.

•Laser photocoagulation is currently used to treat DME and may be used in conjunction with drug therapies as well. Other laser or surgical treatments for DME may also compete against ILUVIEN.

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

Before we entered into the New Collaboration Agreement, we were required to share 20% of our net profits on a country-by-country basis. We were permitted to offset up to 20% of this amount with our commercialization costs incurred during unprofitable calendar quarters in each country. The New Collaboration Agreement converts this profit share obligation to a royalty payable on global net revenues of ILUVIEN. We began paying a 2% royalty on net revenues and other related consideration to EyePoint effective July 1, 2017. This royalty amount increased to 6% effective December 12, 2018. We will pay an additional 2% royalty on global net revenues and other related consideration in excess of $75.0 million in any year. During 2020, we recognized approximately $2.1 million of royalty expense. During 2019, we recognized approximately $2.2 million of royalty expense.

Following the signing of the New Collaboration Agreement, we retained a right to offset $15.0 million of future royalty payments (the Future Offset). In accordance with the terms of the New Collaboration Agreement, this offset was reduced by $5.0 million when we obtained regulatory approval in the U.K. in March 2019 for the use of ILUVIEN to treat NIU-PS. As of December 31, 2020, the balance of the Future Offset was approximately $7.9 million.

Our license rights to EyePoint’s proprietary insert technology could revert to EyePoint if we were to:

(a)fail twice to cure our breach of an obligation to make certain payments to EyePoint following receipt of written notice of the breach;

(b)fail to cure other breaches of material terms of our agreement with EyePoint within 30 days after notice of such breaches or such longer period (up to 90 days) as may be reasonably necessary if the breach cannot be cured within such 30-day period;

(c)file for protection under the bankruptcy laws, make an assignment for the benefit of creditors, appoint or suffer appointment of a receiver or trustee over our property, file a petition under any bankruptcy or insolvency act or have any such petition filed against us and such proceeding remains undismissed or unstayed for a period of more than 60 days; or

(d)notify EyePoint in writing of our decision to abandon our license with respect to a certain product using EyePoint’s proprietary insert technology.

On December 17, 2020, EyePoint and its parent, EyePoint Pharmaceuticals, Inc., entered into a royalty purchase agreement (the “SWK Agreement”) with SWK Funding, LLC (“SWK”). In its Current Report on Form 8-K filed on December 18, 2020, EyePoint Pharmaceuticals, Inc. stated that pursuant to the SWK Agreement, EyePoint Pharmaceuticals, Inc. sold its interest in royalties that we are obligated to pay EyePoint under the New Collaboration Agreement. EyePoint Pharmaceuticals, Inc. reported that it had received a one-time $16.5 million payment from SWK and, in return, SWK became entitled to receive future royalties that we are obligated to pay to EyePoint under the New Collaboration Agreement. We are not a party to the SWK Agreement.

As noted above, we have from time to time amended our license agreement with EyePoint, and we may again seek to do so in the future if the need arises. We believe that given the terms of the SWK Agreement, however, it could be more difficult for us to agree with EyePoint on an amendment to the New Collaboration Agreement, because SWK must consent to any amendment that could reasonably be expected to adversely affect the amount of the royalty payments that EyePoint sold to SWK. Similarly, if we were to be engaged in a dispute with EyePoint regarding its enforcement or termination by either party, SWK’s rights could complicate the resolution of any such dispute.

We are not in breach of the New Collaboration Agreement with EyePoint as of the date of this filing.

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

The testing and collection of data and the preparation of the necessary applications are expensive and time-consuming. The FDA may not act quickly or favorably in reviewing these applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approval that could delay or preclude us from marketing additional products. Once approved by the FDA, a drug requires an annual product and establishment fee, which was approximately $325,000 as of our last renewal in October 2020.

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

As part of the approval process in Europe, we committed to conduct a five-year, post-authorization, open label registry study in 800 patients treated with ILUVIEN. Due to our post market safety surveillance not showing any unexpected safety signals, we requested and received approval to modify our protocol to cap enrollment in the study. Enrollment was completed with 562 patients. The study was completed in 2020 and the results were submitted to regulatory authorities, fulfilling our post-marketing commitment. The results of the study confirmed existing safety information on ILUVIEN, and no new risks were identified.

Also, as part of the approval process in Europe, we are committed to conduct an open label trial in the pediatric population with NIU-PS. We have initiated this trial and enrollment will start shortly provided that the COVID-19 pandemic does not interfere with our ability to execute the study.

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

The manufacturing facility that produces our product, as well as our corporate headquarters facility, must maintain compliance with the FDA’s current Good Manufacturing Practices (cGMP) and is subject to periodic inspections by the FDA. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal and regulatory action, including Warning Letters, seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties.

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

We chose to pursue the decentralized procedure for ILUVIEN for DME and used the mutual recognition procedure due to our limited resources. Through this procedure, we obtained marketing authorizations in the 17 countries in the EEA discussed above. For ILUVIEN for NIU-PS, we filed a type II variation in these 17 countries in the EEA using the same procedure. In each instance, we received the Final Variation Assessment Report for ILUVIEN from the Medicines and Healthcare products Regulatory Agency of the United Kingdom based on our submission to the MHRA through the mutual recognition procedure. In light of Brexit, we have moved marketing authorizations for certain European approvals from our U.K. subsidiary to our Irish subsidiary. In addition, we may need to submit our application to a country within the EU if we seek to obtain an additional indication or an expanded indication for ILUVIEN in the EU.

Third-Party Reimbursement and Pricing Controls

In the U.S., the EEA and elsewhere, sales of pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third-party payers, such as government and private insurance plans. Third-party payers are increasingly challenging the prices charged for medical products and services.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (together, the ACA), significantly changed the way healthcare is financed by both governmental and private insurers. The provisions of the ACA became effective beginning in 2010, although some of its key provisions were altered through the Tax Cuts and Jobs Act enacted in December 2017. We cannot predict the changes that the new Biden Administration may make to current federal reimbursement policies under this law and whether those changes will affect us. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce our profitability.

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

For a summary of the countries where we have received reimbursement, see Item 1, “Business – Overview – Where We Market ILUVIEN to Treat Diabetic Macular Edema (DME)” and “ – Where We Market ILUVIEN to Treat Recurrent Non-Infectious Uveitis Affecting the Posterior Segment of the Eye (NIU-PS).”

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

As of December 31, 2020, we owned or licensed two U.S. utility patents and one U.S. design patent as well as numerous foreign counterparts to many of these patents and patent applications relating to ILUVIEN or the ILUVIEN applicator. We licensed our one utility patent right relating to ILUVIEN from EyePoint. Pursuant to our agreement with EyePoint, our ILUVIEN-related patent rights are only for diseases of the human eye in Europe, the Middle East and Africa, and for diseases of the human eye excluding uveitis in the rest of the world. In addition to the U.S. patents licensed from EyePoint, we also license two European patents from EyePoint. We have a U.S. utility patent directed to our applicator system for ILUVIEN. Our licensed patent portfolio includes U.S. patents (with no currently pending or issued corresponding European applications or patents) with claims directed to methods for administering a corticosteroid with an implantable sustained delivery device to deliver the corticosteroid to the vitreous of the eye wherein aqueous corticosteroid concentration is less than vitreous corticosteroid concentration during release.

U.S. utility patents generally have a term of 20 years from the date of filing. The utility patent rights relating to ILUVIEN that EyePoint licensed to us include five U.S. patents that expired between April 2020 and June 2020, one U.S. patent that will expire August 2027, two European patents that are directed to our low-dose device that expire in April 2021 and October 2024 and counterpart filings to these patents in a number of other jurisdictions. No patent term extension or supplementary protection certificate will be available for any of these U.S. or European patents or applications.

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

Research and Development

We invested $1.3 million and $368,000 in research and development during 2020 and 2019, respectively.

Employees

As of February 1, 2021, we had 140 employees, 130 of whom were full-time employees.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves risk. You should carefully consider the risks described below as well as all the other information in this Annual Report on Form 10-K, including the consolidated financial statements and the related notes included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has had, and we expect will continue to have, adverse effects on our business, results of operations, financial condition and cash flows.

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, health authorities, businesses, and the public at large to limit the COVID-19 pandemic’s spread have had, and we expect will continue to have, certain negative effects on, and present certain risks to, our business that include the following:

•Governments and private parties have imposed limitations on in-person access to physicians, which have:

◦affected patient access to treatment, given that ILUVIEN is administered only by an injection into the eye, which means telemedicine is not a viable substitute; and

◦made it difficult or impossible for our sales representatives (including those employed by our distributors) to meet with retina specialists and their staff to educate them about the benefits of ILUVIEN and to provide support for insurance pre-certifications.

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

These limitations had an adverse impact on our revenues beginning late in the first quarter and continuing through the date of this report. We expect these factors to continue to adversely impact our revenue, and the extent and duration of that impact is uncertain at this time, particularly in light of the emergence of COVID-19 variants that may increase the transmissibility of the coronavirus or be more deadly, or both. If the COVID-19 pandemic intensifies (as is currently the case in most of the U.S. and Europe and the U.K.), its duration is longer than we expect, or the coronavirus becomes transmissible at a greater rate or becomes more deadly, its negative effect on our sales and thus our liquidity and financial condition could be more prolonged and may be severe. Financial uncertainty associated with the adverse effects of the COVID-19 pandemic, and the duration and severity of those effects, could affect certain estimates we use to prepare our quarterly financial results, including impairment of intangible assets, the income tax provision and recoverability of certain receivables.

Other effects or possible effects of the COVID-19 pandemic on us include:

•Limitations on travel within and between the countries in which we market and sell ILUVIEN, as well as various types of “shelter in place” orders, have curtailed our in-person marketing activities, which have in turn contributed to lower sales of ILUVIEN.

•Cancellation of in-person trade shows, medical congresses and similar events which have affected our ability to market the product as we had in the past.

•As a result of the COVID-19 pandemic, including related governmental guidance or directives, we required almost all office-based employees, including almost all employees based at our headquarters in Georgia, to work remotely for some or all of the second quarter of 2020. While most of our personnel in our headquarters have returned to work in the office, we may in the future experience reductions in productivity and disruptions to our business routines if remote work requirements are reinstated in Georgia or we voluntarily decide to direct our employees to work remotely. Governmental directives continue to affect the ability of non-U.S. office-based personnel to return to full-time work in the office.

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

•As a result of lower sales of ILUVIEN due to the COVID-19 pandemic, we may fail to comply with financial covenants in the 2019 Solar Loan Agreement. If an event of default under the 2019 Solar Loan Agreement occurs, Solar Capital may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to raise additional financing, renegotiate the 2019 Solar Loan Agreement on terms less favorable to us or immediately cease operations. Any declaration by Solar Capital of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline significantly after we publicly disclose that event in an SEC filing. Further, if we were liquidated, Solar Capital’s right to repayment would be senior to the rights of our stockholders.

•We have four third-party manufacturers in our supply chain, each of which performs an essential task in the manufacture and testing of ILUVIEN. We do not currently have alternate providers for any of these tasks. If workers at one or more of these facilities become ill or are quarantined and in either or both events are therefore unable to work, our manufacturing operations have been and could again be subject to disruption. Further, if our manufacturers become unable to obtain necessary raw materials or components, we may incur higher supply costs or our manufacturers may be required to reduce production levels, either of which could negatively affect our financial condition or results of operations.

Risks Related to Our Business, Including Our Dependence on ILUVIEN

Our business depends on our only product, ILUVIEN.

We are a pharmaceutical company with only one product available for commercial sale in the U.S., the U.K., most of the countries in the EEA and a limited number of other markets. Because we do not currently have any other products or product candidates available for sale or in clinical development, our future success depends on our and our distributors’ successful commercialization of ILUVIEN.

We have incurred and expect to continue to incur significant expenses:

•to continue to support our sales efforts in the U.S., Germany, Portugal and the U.K.,

•to pursue the regulatory and reimbursement approval for ILUVIEN in other countries for both DME and NIU-PS,

•to grow our operational capabilities and

•to support our NEW DAY study.

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

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

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

Our commercial opportunities for ILUVIEN will be reduced or eliminated if our competitors develop or market products that:

•are more effective;

•receive better reimbursement terms;

•have higher rates of acceptance by physicians;

•have fewer or less severe adverse side effects;

•are better tolerated;

•are more adaptable to various modes of dosing;

•have better distribution channels;

•are easier to administer; or

•are less expensive, including a generic version of ILUVIEN.

Many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products, some of which may target the same indications as ILUVIEN or any future products or product candidates. Our competitors include larger, more established, fully integrated pharmaceutical companies and biotechnology companies that have substantially greater capital resources, existing competitive products, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater marketing capabilities than we do. Each of Genentech, Novartis, Regeneron and AbbVie (Allergan) provides a short-term therapy that competes with ILUVIEN.

If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, it will impair our ability to identify, develop and commercialize ILUVIEN and any future products or product candidates.

We depend on the principal members of our management team, including Richard S. Eiswirth, Jr., our President and Chief Executive Officer, Philip Ashman, Ph.D., our Chief Operating Officer and Senior Vice President Commercial Operations Europe, J. Philip Jones, our Chief Financial Officer, and David Holland, our Chief Marketing Officer and Senior Vice President Corporate Communications and Managed Markets. These executives have significant ophthalmic, regulatory industry, sales and marketing, operational and/or corporate finance experience. The loss of any such executives or any other principal member of our management team may impair our ability to identify, develop and market ILUVIEN and any future ophthalmic products or product candidates.

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

We may not be successful in our efforts to expand the number of ophthalmic products we sell.

In the future, we may choose to commercialize one or more new ophthalmic drugs in addition to ILUVIEN. We may seek to do so by establishing an internal research program or through licensing or otherwise acquiring the rights to potential new products and future product candidates for the treatment of ophthalmic disease.

A significant portion of the research that we may choose to conduct may involve new and unproven technologies. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources, whether or not we ultimately identify any candidates. Any future research programs may initially show promise in identifying potential products or product candidates, yet fail to yield products or product candidates for clinical development for a number of reasons, including:

•the research methodology used may not be successful in identifying potential products or product candidates; or

•we may learn after further study that potential products or product candidates have harmful side effects or other characteristics that indicate they are unlikely to be effective drugs.

We may be unable to license or acquire suitable products or product candidates or products from third parties for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is highly competitive. Several more established companies are also pursuing strategies to license or acquire products in the ophthalmic field. These established companies may have a competitive advantage over us due to their size, cash resources and greater development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable products or product candidates include the following:

•we may be unable to license or acquire the relevant technology on terms that would allow us to make an appropriate return from the product;

•we may need to obtain our lender’s consent to any significant payment or potential payment in conjunction with a license of acquisition of technology;

•companies that perceive us to be their competitors may be unwilling to assign or license their product rights to us; or

•we may be unable to identify suitable products or product candidates within our areas of expertise.

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

We depend on information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information, including intellectual property, proprietary business information and personal information. Maintaining the confidentiality and integrity of that confidential information is essential to our business. We also have outsourced elements of our operations to third parties, and as a result we work with a number of third-party contractors that have access to some of our confidential information.

Although we have implemented security, backup and recovery measures, our internal information technology systems and those of our third-party manufacturers, CROs and other contractors or consultants are potentially vulnerable to breakdown or other damage or interruption from:

•service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners or other third parties, and

•cyber-attacks by malicious third parties, including cyber-related threats of spoofed or manipulated electronic communications that lead to misdirected or fraudulent payments, the deployment of harmful malware or ransomware, malicious websites, denial-of-service attacks, and social engineering and other means to adversely affect service reliability and threaten the confidentiality, integrity and availability of information.

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

For example, we sell ILUVIEN in the U.S. primarily to two distributors and in Europe use two logistics providers, and a security breach that impairs these distribution or logistics operations could significantly impair our ability to deliver our products to healthcare providers. In addition, ILUVIEN is manufactured and tested by third parties, and a security breach that impairs these third parties could significantly impair our ability to procure ILUVIEN and deliver it to our distributors in a timely manner. There can be no assurance that our or their efforts will detect, prevent or fully recover systems or data from all breakdowns, service interruptions, attacks or breaches of systems, any of which could adversely affect our business and operations and/or result in the loss of critical or sensitive data, which could result in financial, legal, business or reputational harm to us or impact our stock price.

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

Maintaining and growing our commercial infrastructure is a significant undertaking that requires productive, well-trained sales and marketing personnel, effective managers and substantial financial resources, and we may not be successful in our efforts to meet these needs.

We anticipate that in the near term our ability to generate revenues will depend almost entirely on our ability to continue the successful commercialization of ILUVIEN, both in the U.S. and abroad. We launched ILUVIEN in Germany and the U.K. in 2013; in the U.S. and Portugal in 2015; in Ireland and Austria in 2017; in the Middle East, Italy and Spain in 2018; in France in

2019; and in the Netherlands in 2020. A commercial launch of ILUVIEN is a significant undertaking that requires substantial financial and managerial resources. As of February 1, 2021, we had 140 employees. As our commercialization plans and strategies evolve, we will need to further expand the size of our organization by recruiting additional managerial, operational, sales, marketing, financial and other personnel.

We may not be able to maintain and expand our commercial operation in a cost-effective manner or realize a positive return on this investment. In addition, we have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize our products include:

•our inability to recruit and retain adequate numbers of effective personnel;

•the departure of our employees to work for a competitor;

•the inability of sales personnel to obtain access to or persuade adequate numbers of ophthalmologists to prescribe our products;

•the lack of complementary products or additional labeled indications for ILUVIEN to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•unforeseen costs and expenses associated with creating a commercial organization.

If we are not successful in recruiting and retaining sales and marketing personnel or in maintaining our sales and marketing infrastructure or if we do not successfully enter into additional collaboration arrangements with third parties, we will have difficulty commercializing ILUVIEN or any future products or product candidates, which would adversely affect our business, operating results and financial condition. As an indication of the risks we face, in the first six months of 2019 our revenues in the U.S. market were negatively affected by a competitor’s hiring some of our key sales personnel.

Additionally, we may encounter unexpected or unforeseen delays in expanding our commercial operations that delay the commercial launch in one or more countries in which ILUVIEN has received marketing authorization. These delays may increase the cost of, and the resources required for successful commercialization of, ILUVIEN. Further, a delay in the commercial launch of ILUVIEN in certain jurisdictions could result in the withdrawal of our marketing or regulatory authorization for ILUVIEN in those jurisdictions, including certain EEA member states where ILUVIEN has already received marketing authorization.

The NEW DAY Study may fail to demonstrate the efficacy of ILUVIEN as baseline therapy in patients with early diabetic macular edema (DME), fail to generate data demonstrating the benefits of ILUVIEN when compared to the current leading therapy for DME, take longer or be more costly to complete than we currently anticipate or fail to change physician prescribing practices.

We are in the early stages of conducting our NEW DAY clinical trial, which is a multicenter, single-masked, randomized, controlled trial designed to generate prospective data evaluating ILUVIEN as a baseline therapy in the treatment of DME and demonstrate its potential advantages over the current standard of care of repeat anti-VEGF (afilbercept) injections. The NEW DAY Study is planned to enroll approximately 300 treatment-naïve, or almost naïve, DME patients in approximately 42 sites around the U.S. The NEW DAY Study may (a) fail to demonstrate the efficacy of ILUVIEN as baseline therapy in patients with early diabetic macular edema (DME), (b) fail to generate data demonstrating the benefits of ILUVIEN when compared to the current leading therapy for DME, (c) take longer or be more costly to complete than we currently anticipate, and (d) fail to change physician prescribing practices despite a successful result. The occurrence of any of these events could materially and adversely affect our business, financial condition and cash flows, and results of operations.

We may acquire additional businesses or form strategic alliances in the future, and we may not realize the benefits of those acquisitions or alliances.

We may acquire additional businesses or products, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing ILUVIEN-based business, including adding new products in the ophthalmic field. If we acquire businesses with promising markets or ophthalmic products, we may be unable to realize the benefit of acquiring those businesses if we are unable to successfully integrate them with our existing operations and company culture. We may have difficulty in developing, manufacturing and marketing the ophthalmic products of a newly acquired company that enhances the performance of our combined businesses or product lines to realize value from expected synergies. We cannot assure that, following an acquisition, we will achieve the revenues or specific net income that justifies the acquisition.

The U.K.’s leaving the EU, or “Brexit,” could have a material adverse effect on us.

On June 23, 2016, the U.K. held a referendum and voted in favor of leaving the European Union (Brexit). The U.K. formally left the EU on January 31, 2020, subject to a transition period that ended on December 31, 2020. The process of preparing for Brexit has created political and economic uncertainty, particularly in the U.K. and the EEA, and this uncertainty may last for years, even though the U.K. has now left the EU. Our business in the U.K., the EEA and in other parts of the world could be adversely affected by Brexit in many ways, only some of which we can identify.

Because the regulatory framework for pharmaceutical products in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the U.K. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the U.K. These possible negative impacts, and others resulting from the U.K.’s withdrawal from the EU, may adversely affect our operating results and growth prospects as well as the manner in which we conduct our business operations in Europe.

We currently operate in Europe through two subsidiary companies, one based in the U.K. and the other based in the Republic of Ireland. The two subsidiary companies work very closely to cover our operations in Europe as a whole, which provides us with certain operational and other benefits when conducting business in the EEA. Nevertheless, the U.K.’s withdrawal from the EU could adversely affect our ability to realize those benefits, and we may incur costs and suffer disruptions in our European operations as a result, including changing our base of operations or part of our operations from the U.K. to another country in the EEA.

Brexit may continue to cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the U.K., Europe or globally, which could adversely affect our operating results and growth prospects. Our business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the U.K. These possible negative impacts, and others resulting from the U.K.’s withdrawal from the EU, may adversely affect our operating results and growth prospects.

If we fail to successfully manage our international operations, our business, operating results and financial condition could suffer.

Our international operations require significant management attention and financial resources. Our international operations today cover much of Europe and the Middle East. There is a high level of regulation in all markets where ILUVIEN is sold and great diversity in how those markets operate. Consequently, experience and expertise is vital in understanding the market dynamics of each country, the rules and regulations in place governing the sale of medicines, the codes of practice governing promotion of medicines, different currencies, the financial frameworks applying to taxation (both corporate and VAT) and the need to communicate in different languages. There is always a risk of loss of expertise through attrition of key roles within these international areas.

Moreover, we rely on distributors in many countries to provide adequate levels of experience and expertise on our behalf. We seek to monitor and manage these relationships appropriately, including through a quarterly “Joint Steering Committee” process to address business issues and assess risks in each of these markets.

In addition, there are many risks inherent in international business activities, including:

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

•potential tax issues, including restrictions on repatriating earnings, resulting from multiple, conflicting and complex tax laws and regulations;

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

We rely on third parties for several important aspects of our business.

We rely heavily upon our third-party contractors, suppliers and distributors. Especially during challenging and uncertain times like the present, there may be disruptions or delays in the performance of these third parties. We rely entirely on third parties to manufacture, assemble and test our ILUVIEN applicators, as described in the following section. We also rely on distributors for a majority of our sales of ILUVIEN. We sell to two large pharmaceutical distributors in the U.S., which accounted for 49% of our consolidated revenues in 2020. Internationally, our distributors produced approximately 37% of our international sales in 2020. If one or more of our key third-party contractors, suppliers and distributors are unable to satisfy their commitments to us, our business and results of operations could be adversely affected.

Manufacturing Risks

We rely on third parties to manufacture and test ILUVIEN, and our business would be seriously harmed if any of these third parties is unable to satisfy our demand, given that obtaining these products or services from alternative sources can require a long transition period.

We do not have, nor do we currently intend to establish, in-house manufacturing capability. We depend entirely on, and have agreements with, a single third-party manufacturer for each of:

•the manufacture of ILUVIEN’s active pharmaceutical ingredient,

•the manufacture of the ILUVIEN applicator,

•the manufacture of the ILUVIEN implant, final assembly of the injector with the implant and release testing in the U.S., and

•the quality release testing of ILUVIEN in the EEA post-Brexit.

If any of these third-party manufacturers (a) breaches its agreement, (b) is unable to meet its contractual or quality requirements or (c) becomes unwilling to perform for any reason, we may be unable, or may be unable in a timely manner, to locate alternative acceptable manufacturers or testing facilities, as applicable, enter into favorable agreements with them and ensure that they are approved by the applicable regulatory authorities, such as the U.S. Food and Drug Administration (FDA). Further, all of our manufacturers rely on additional third parties for the manufacture of component parts. Any inability to acquire sufficient quantities of the active pharmaceutical ingredient, the ILUVIEN implants or the ILUVIEN applicator in a timely manner from these third parties could delay commercial production of ILUVIEN and adversely affect our ability to fulfill demand for ILUVIEN, which could in turn adversely affect our revenue, operations and cash flow.

In the first quarter of 2020, we were unable to obtain a sufficient number of ILUVIEN units to meet end user demand in the ordinary course of business (a stock-out) due to greater than anticipated demand in the fourth quarter of 2019 and an equipment issue within our third-party manufacturing facility. Although we rectified the equipment issue, any recurrence, for whatever reason, could have a material adverse effect on our revenues, reputation and relationships with our distributors and end users.

Our third-party manufacturing partners have been stressed by the COVID-19 pandemic. These difficulties stem from lockdown regulations that can affect the ability of staff to get to work and also the difficulties employing replacement staff to cover attrition. In a situation where manufacturing requires training and expertise, such as with ILUVIEN, the potential loss of trained personnel is a risk to manufacturing that is made worse during the pandemic.

We may fail to effect the transition of the manufacturing of essential component parts of our ILUVIEN applicator by our new contract manufacturer before we exhaust our current inventory of those parts.

Under the Flextronics Agreement dated March 2, 2012, Flextronics agreed to manufacture the component parts of the ILUVIEN applicator (the components) for us. As we reported in a Current Report on Form 8-K dated March 28, 2019, we received notice from Flextronics on that date that it intended to terminate the Flextronics Agreement on September 30, 2020. The Flextronics Agreement terminated in accordance with the notice on September 30, 2020. Before the Flextronics Agreement expired, Flextronics manufactured a supply of components that has served and is serving as a safety stock until the components can be supplied by the replacement manufacturer.

On October 30, 2020, we entered into a Manufacturing Services Agreement with Cadence, Inc., to manufacture the components used in the ILUVIEN applicator. Cadence is in the final stages of process qualification and is expected to begin manufacturing production components during the second quarter of 2021. We have filed with European Regulatory Agencies for the necessary approvals needed for Cadence to manufacture components to be used in ILUVIEN sold in Europe, and we anticipate receiving European approval in April 2021. We will be filing a Prior Approval Supplement (PAS) with the FDA in the next one-to-two months. We believe we have sufficient safety stock produced by Flextronics to meet the anticipated demand of our distributors and end users until FDA approval is obtained and throughout 2021. Until the transition to Cadence is complete, however, there can be no assurances that Cadence will manufacture the components in a timely and otherwise acceptable manner.

Significant disruption in this transition, or unanticipated costs related to the transition, could materially and adversely affect our business, financial condition and cash flows, and results of operations.

Materials necessary to manufacture ILUVIEN may not be available on commercially reasonable terms, or at all.

We rely on our manufacturers to purchase materials from third-party suppliers necessary to produce ILUVIEN. Suppliers may not sell these materials to our manufacturers when needed or on commercially reasonable terms. We do not have any control over the process or timing of our manufacturers’ acquisition of these materials. If our manufacturers are unable to obtain these materials in sufficient amounts, our sales of ILUVIEN would be hampered or there would be a shortage in supply, which would materially affect our ability to generate the revenues from the sale of ILUVIEN that we expect. Moreover, although we have agreements with our suppliers for the supply of the active pharmaceutical ingredient in ILUVIEN, the commercial production of the ILUVIEN implant and the commercial production of the ILUVIEN applicator, the suppliers may be unable to meet their contractual or quality requirements or choose not to supply us in a timely manner or in the minimum guaranteed quantities. If our manufacturers are unable to obtain these essential supplies, their ability to manufacture ILUVIEN and thus our supply of ILUVIEN for sale would be delayed, which could significantly reduce our sales of ILUVIEN and have an adverse impact on our business.

Financial Risks

Our existing cash may be inadequate to fund our operations and support our growth.

As of December 31, 2020, we had approximately $11.2 million in cash and cash equivalents. Whether this amount will be sufficient to fund our operations and support our growth will be determined by many factors, some of which are beyond our control, and we may need additional capital to fund our operations and support our growth sooner than we might anticipate. These factors include:

•the level of continued success of the commercialization of ILUVIEN in the U.S., and in our international markets,

•expenses relating to the commercialization of ILUVIEN;

•our research, development and general and administrative expenses;

•the timing of approvals, if any, of ILUVIEN for additional indications or in additional jurisdictions;

•the extent to which we enter into, maintain and derive revenues from licensing agreements, including agreements to license ILUVIEN in additional countries or regions; research and other collaborations; joint ventures; and other business arrangements;

•the extent to which we acquire, and our success in integrating, technologies or companies;

•regulatory changes and technological developments in our markets; and

•the extent to which we can manage the use of cash in our business operations.

If we need additional capital to fund our operations and support our growth and we are unable to obtain that capital as noted below, our business may suffer.

We may need to raise additional capital to fund and grow our business, and in that event (a) we may be unable to do so on commercially reasonable terms, (b) the terms on which we obtain the capital may restrict our operations and (c) if the capital we raise is equity or a debt security that is convertible into equity, our stockholders’ investment could be diluted.

For the reasons described above, we may need to raise alternative or additional financing to fund our operations and support growth. General market conditions or the market price of our common stock may not support capital-raising transactions such as an additional public or private offering of our common stock or other securities. In addition, our ability to raise additional capital may depend upon obtaining stockholder approval. There can be no assurance that we will be able to obtain stockholder approval for a capital raise if it is necessary under applicable Nasdaq rules that require capital raises over a certain size to be approved by stockholders. If we need additional financing, we may seek to fund our operations through the sale of equity securities, additional debt financing and strategic collaboration agreements. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders.

If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. If we attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining those agreements, or in receiving milestone or royalty payments under those agreements. If we raise additional funds by incurring additional debt (assuming Solar Capital would permit such debt, which would be subordinated to the debt outstanding under the 2019 Solar Loan Agreement), the terms of the debt may include significant installment payments as well as covenants and specific financial ratios that may restrict our ability to continue to commercialize ILUVIEN or commercialize any future products or product candidates or otherwise successfully operate our business.

The terms of the 2019 Solar Loan Agreement require us to meet certain operating covenants and restrict our operating and financial flexibility.

The 2019 Solar Loan Agreement contains certain operating covenants and restricts our operating and financial flexibility. The 2019 Solar Loan Agreement is secured by a lien covering all of our U.S. assets (and certain ownership interests in one of our foreign subsidiaries), other than our intellectual property. The 2019 Solar Loan Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include covenants requiring us to comply with applicable laws, maintain our legal existence, deliver certain financial reports and maintain insurance coverage. Negative covenants restrict our ability to transfer any part of our business or property, to change our business or key management, to incur additional indebtedness, to engage in mergers or acquisitions, to pay dividends or make other distributions, to make investments, to create other liens on our assets and to allow revenues from the sale of ILUVIEN to fall below certain minimums, in each case subject to customary exceptions.

If an event of default under the 2019 Solar Loan Agreement occurs, Solar Capital may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to raise additional financing, renegotiate the 2019 Solar Loan Agreement on terms less favorable to us or immediately cease operations. Any declaration by Solar Capital of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline significantly after we publicly disclose that event. Further, if we are liquidated, Solar Capital’s right to repayment would be senior to the rights of our stockholders.

We have incurred operating losses in each year since our inception and expect to continue to incur losses in 2021.

To date we have incurred recurring losses and negative cash flow from operations, and we have accumulated a deficit of $392.9 million from our inception through December 31, 2020. Our ability to achieve profitability and positive cash flow depends on our ability to maintain revenue and contain our expenses. We are uncertain if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to maintain and increase revenue and achieve profitability depends on our ability to continue to successfully market and sell ILUVIEN in the geographic areas where we or our distributors offer ILUVIEN. We cannot assure you that we will be profitable even if we successfully commercialize ILUVIEN or future products or product candidates. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. In that regard, the audit report issued by our independent registered public accounting firm for the audit of our 2020 financial statements includes an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

There is no assurance that sufficient financing will be available to us when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

Our quarterly operating results and cash flows may fluctuate significantly.

We expect our operating results and cash flows to be subject to quarterly fluctuations. Our revenues and operating results will be affected by numerous factors, including:

•the effects of the COVID-19 pandemic as described above;

•the ongoing commercial success of ILUVIEN (or lack thereof);

•inconsistent timing and ordering patterns from our U.S. distributors;

•seasonality caused by insurance renewals for patients in the U.S. and by doctor and or patient absences due to holidays and vacations;

•sales, marketing and medical affairs expenses;

•the timing and amount of royalties, milestone payments or product purchases by our distributors;

•our ability to obtain regulatory approval of ILUVIEN in additional jurisdictions or for additional indications;

•regulatory developments affecting ILUVIEN, our future product candidates or our competitors’ products;

•the emergence of products or treatments that compete with ILUVIEN;

•variations in the level of expenses related to our products or future development programs;

•the status of our clinical development programs;

•our execution of collaborative, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements;

•any lawsuit or intellectual property infringement in which we are or may become involved; and

•the timing and recognition of stock-based compensation expense.

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

Approximately 51% of our net revenues in 2020 were international. A substantial majority of our international revenues and expenses are denominated in British Pounds and Euros, and as such are sensitive to changes in exchange rates. We also have balances, such as cash, accounts receivable, accounts payable and accruals, that are denominated in foreign currencies. These foreign currency transactions and balances are sensitive to changes in exchange rates. Fluctuations in exchange rates of the British Pound and Euro in relation to the U.S. Dollar could materially reduce our future revenues as compared to prior periods. We do not seek to mitigate this exchange rate effect by using derivative financial instruments. To the extent we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in that currency could have a material adverse effect on our business and results of operations.

Our ability to use our net operating loss carry-forwards may be limited.

As of December 31, 2020, we had U.S. federal and state net operating loss (NOL) carry-forwards of approximately $131.4 million and $96.2 million, respectively. Except for the NOLs generated after 2017, the U.S. federal NOLs not fully utilized will expire at various dates between 2029 and 2037; most state NOL carry-forwards will expire at various dates between 2020 and 2040. Under the Tax Cuts and Jobs Act of 2017, U.S. federal NOLs and some state NOLs generated after 2017 will carry forward indefinitely. These NOLs may be subject to further limitation based upon the final results of our Internal Revenue Code sections 382 and 383 analyses. Sections 382 and 383 of the Internal Revenue Code limit the annual use of NOL carry-forwards and tax credit carry-forwards, respectively, following an ownership change. NOL carry-forwards may be subject to annual limitations under Section 382 (or comparable provisions of state law) if certain changes in ownership of our company were to occur. In general, an ownership change occurs for purposes of Section 382 if there is a more than 50% change in ownership of a company over a 3-year testing period. We have determined that a Section 382 change in ownership occurred in December of 2015. As a result of this change in ownership, we estimated that approximately $18.6 million of our federal NOLs and approximately $382,000 of federal tax credits generated prior to the change in ownership will not be utilized in the future. We are currently in the process of refining and finalizing these calculations, and upon finalization, will determine if a write-off is necessary. The reduction to our NOL deferred tax asset due to the annual Section 382 limitation and the NOL carryforward period would result in an offsetting reduction in valuation allowance recorded against the NOL deferred tax asset. Therefore, the limitation does not affect the statements of operations for the periods presented. Any future changes in our ownership or sale of our stock could further limit the use of our NOLs in the future. If we need to obtain alternative or additional financing to meet our liquidity requirements under the 2019 Solar Loan Agreement and we raise those funds by selling additional equity, this could further limit the use of our NOLs in the future.

The term loan under the 2019 Solar Loan Agreement matures on July 1, 2024, and our interest rate is based on LIBOR. As a result, we are exposed to the risks associated with the planned discontinuation of LIBOR before that date.

The term loan under the 2019 Solar Loan Agreement matures on July 1, 2024, and our interest rate is based on LIBOR. The U.K. Financial Conduct Authority (the authority that regulates LIBOR) has announced its intention to phase out the use of LIBOR by the end of 2021. On November 30, 2020, however, the Intercontinental Exchange, Inc. (ICE) announced that the ICE Benchmark Administration Limited, a wholly owned subsidiary of ICE and the administrator of LIBOR, announced its plan to extend the date that most U.S. LIBOR values would cease being computed and announced from December 31, 2021 to June 30, 2023. This announcement is viewed as an effective extension of the end of USD LIBOR. It is unclear if after this date LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist. It is also unclear whether the COVID-19 pandemic will have further effect on LIBOR transition plans. We have exposure to LIBOR, including in the 2019 Solar Loan Agreement, which includes fallback language that seeks to facilitate an agreement with our lenders on a replacement rate for LIBOR in the event of its discontinuance. We cannot predict what reference rate would be agreed upon or what the impact of any such replacement rate would be to our interest expense, but such changes could result in increased interest expense related to the 2019 Solar Loan Agreement, and increased borrowing costs in the future. Although the impact is uncertain at this time, the elimination of LIBOR could have an adverse impact on our business, results of operations, or financial condition.

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

Regulatory Risks

Regulatory agencies may impose limitations on the indicated uses for which ILUVIEN may be marketed, which would be adverse to our business.

Regulatory agencies generally approve products for particular indications, or the conditions that make a particular treatment or procedure advisable. If a regulatory agency approves ILUVIEN for only a limited indication, the size of our potential market for ILUVIEN will be reduced. ILUVIEN has received marketing authorization in numerous countries in the EEA and elsewhere in the world for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. In the U.S., Australia, Canada, Kuwait, Lebanon and the United Arab Emirates, the indication for ILUVIEN is different, as ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure. Either of these indications or future indications may limit the use of ILUVIEN to a narrower segment of the DME population than we believe is warranted. As a result, our potential revenues are now and may be in the future less that they would be with broader indications for ILUVIEN.

The manufacture and packaging of pharmaceutical products such as ILUVIEN are subject to the requirements of the FDA and similar foreign regulatory entities. If we or our third-party manufacturers fail to satisfy these requirements, our commercialization efforts may be materially harmed.

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

Changes in certain aspects of the manufacturing process or procedures require prior FDA review or approval of the manufacturing process and procedures in accordance with the FDA’s cGMP regulations. There are comparable foreign requirements as well. This review may be costly and time-consuming and could delay or prevent the launch of a product. If we elect or are required to manufacture products at another facility, we will transfer the manufacturing to a registered medical device manufacturing company to seek to ensure that the new facility and the manufacturing process comply with cGMP and comparable foreign regulations. Any such new facility would also be subject to inspection. In addition, we would be required to demonstrate by physical and chemical methods, which are costly and time consuming, that the product made at any new facility is equivalent to the product made at the former facility. The FDA or a foreign regulatory agency may require clinical testing to prove equivalency of the product manufactured at any new facility compared to the old facility, which would result in additional costs and delay.

Further, we are required to complete testing on both the active pharmaceutical ingredient and on the finished product in the packaging that we propose for commercial sales. This includes testing of stability, identification of impurities and testing of other product specifications by validated test methods. In addition, our manufacturers are required to consistently produce our product in commercial quantities and of specified quality in a reproducible manner and document their ability to do so. This requirement is referred to as process validation. The FDA and similar foreign regulatory agencies may also implement new standards, or change their interpretation and enforcement of existing standards and requirements, for the manufacture, packaging or testing of products at any time.

In the U.S., ILUVIEN and any future products or product candidates may not remain commercially viable if we fail to obtain or maintain an adequate level of reimbursement for these products from any of the following: private insurers, the Medicare and Medicaid programs or other third-party payers.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (together, the ACA), significantly changed the way healthcare is financed by both governmental and private insurers. The provisions of the ACA became effective beginning in 2010, although some of its key provisions were altered through the Tax Cuts and Jobs Act enacted in December 2017. We cannot predict the changes that the new Biden Administration may make to current federal reimbursement policies under this law and whether those changes will affect us. Changes to the ACA or any replacement law may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of ILUVIEN or new products. Any rebates, discounts, taxes, costs or regulatory or systematic changes on healthcare resulting from changes to the ACA may have a significant effect on our profitability in the future. We cannot predict whether the ACA will continue in its present form or what other laws or proposals will be made or adopted, or what impact these efforts may have on us. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce our profitability.

Our list pricing in the U.S. for ILUVIEN is based upon the burden of diabetic macular edema (DME), the current pricing of approved therapies for DME, our perception of the overall cost-to-benefit ratio of ILUVIEN and the pricing of other therapies. Due to numerous factors beyond our control, including efforts to provide for containment of health care costs, the U.S. may not support our current level of governmental pricing and reimbursement for ILUVIEN, which would reduce our anticipated revenue from ILUVIEN.

In the U.S., the Medicare and Medicaid programs currently provide reimbursement for ILUVIEN, but the reimbursement amount for ILUVIEN could be modified in the future, and the types of patients for whom ILUVIEN is reimbursed could be reduced to a smaller subset of patients. In addition, in some states, Medicare reimburses physicians for less than the cost of ILUVIEN. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Comprehensive reforms to the U.S. healthcare system were recently enacted, including changes to the methods for, and amounts of, Medicare reimbursement. As already noted, the new presidential administration may seek further reform of the Medicare program and the U.S. healthcare system. Some of these changes and reforms could result in reduced reimbursement rates for ILUVIEN and our future product candidates, which would adversely affect our business strategy, operations and financial results. Our business could also be adversely affected if retinal specialists are not reimbursed for the cost of the procedure in which they administer ILUVIEN at a level that is satisfactory to them. Limitations on coverage could also be imposed at the local Medicare carrier level or by fiscal intermediaries. Our business could be materially adversely affected if the Federal Medicare program, or local Medicare carriers (MACS) or fiscal intermediaries were to make such a determination and deny or limit the reimbursement of ILUVIEN. If the local contractors that administer the Medicare program are slow to reimburse retinal specialists for ILUVIEN, that delay could ultimately affect the timing of payments to us, which would in turn adversely affect our working capital.

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

In the European Economic Area and the U.K., ILUVIEN and any future products or product candidates may not be commercially viable if we fail to obtain or maintain an adequate level of reimbursement for these products from any of the following: governments, private insurers or other third-party payers.

In the EEA and the U.K., each country has a different reviewing body that evaluates reimbursement dossiers submitted by marketing authorization holders of new drugs and then makes recommendations as to whether or not the drug should be reimbursed. In these countries, pricing negotiations with governmental authorities can take 12 months or longer after the receipt of regulatory approval. For example, in February 2017 we announced that the Italian government had published a change in the reimbursement status of ILUVIEN, allowing ILUVIEN to be hospital-administered and that ILUVIEN should be fully reimbursed for pseudophakic patients. The negotiation for this reimbursement change took more than 15 months. In some countries, to obtain reimbursement approval or pricing approval at a level that we believe is appropriate, we may be required to conduct a clinical trial that compares the cost-effectiveness of ILUVIEN to other available therapies. Limitations on reimbursement could be imposed at the national, regional or local level or by fiscal intermediaries in each country, either through the initial authorization process or at some point in the future.

In addition, due to price referencing within the EEA, the U.K. and certain other countries, existing pricing in our current markets could be negatively affected by a change in pricing in a country where we currently have reimbursement or by a new price in a country where we obtain reimbursement approval in the future. For example, in 2019 we gained pricing approval in France that is lower than our current established price in Portugal. Subsequently, the Portuguese government reduced the published price for ILUVIEN. Such cross-border price referencing could have a material adverse effect on our business.

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

The regulatory approval of ILUVIEN in any additional countries is uncertain, and our regulatory approval in certain countries is contingent on our ability to sell ILUVIEN in an appropriate time frame. Failure to obtain regulatory approval in additional foreign jurisdictions or maintain regulatory approval in jurisdictions where we have received regulatory approval but have not yet sold ILUVIEN would prevent us from marketing and commercializing ILUVIEN in those additional markets.

ILUVIEN has received marketing authorization in the U.S., in numerous countries in Europe and in other places in the world as described above in “Business – Overview.” We sell ILUVIEN directly in the U.S., Germany, the U.K., Portugal and Ireland and expect to launch directly into Denmark, Finland, Norway and Sweden in 2021. Our distributors will continue to sell ILUVIEN in the Middle East, Austria, France, the Netherlands, Italy and Spain in 2021, and we expect further progress to be made towards the launch through distributors in the Czech Republic, Belgium and Luxembourg in 2021. When we received marketing authorization in the remaining countries in the EEA, those marketing authorizations required that we sell at least one ILUVIEN in those countries within three years or our license in those countries could be revoked unless we negotiate to extend the deadline. We intend to either sell one ILUVIEN in each of those countries or negotiate to extend the deadline, but we may not be able to make such a sale or extend the deadline, in which case our license in that country could be revoked. If our license in any of these countries is revoked, we will need to pursue marketing authorization again for that country, and we may be unsuccessful in that effort.

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

•regulatory agencies may not approve of our manufacturing processes;

•a drug candidate may not be safe or effective;

•regulatory agencies may conclude that the drug candidate does not meet quality standards for stability, quality, purity and potency; and

•regulatory agencies may change their approval policies or adopt new regulations.

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

The patent rights relating to ILUVIEN licensed to us from EyePoint include five U.S. patents that expired between April 2020 and June 2020, one U.S. patent that will expire in August 2027, two European patents that expire in April 2021 and October 2024 and counterpart filings to these patents in a number of other jurisdictions. No patent term extension will be available for any of these U.S. patents, European patents or any of our licensed U.S. or European pending patent applications. After these patents expire in August 2027 in the U.S. and October 2024 in Europe, we will not be able to block others from marketing FAc in an implant similar to ILUVIEN.

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

As patents for certain of our products expire, we will or could face competition from lower priced generic or biosimilar products. The expiration or loss of patent protection for a product typically is followed promptly by substitutes that may significantly reduce sales for that product in a short amount of time. If our competitive position is compromised because of generics, biosimilars or otherwise, it could have a material adverse effect on our business and results of operations. In addition, proposals emerge from time to time for legislation to further encourage the early and rapid approval of generic drugs or biosimilars. Any such proposals that are enacted into law could increase the negative effect of generic competition.

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

(a)fail twice to cure our breach of an obligation to make certain payments to EyePoint following receipt of written notice of the breach;

(b)fail to cure other breaches of material terms of our agreement with EyePoint within 30 days after notice of such breaches or such longer period (up to 90 days) as may be reasonably necessary if the breach cannot be cured within such 30-day period;

(c)file for protection under the bankruptcy laws, make an assignment for the benefit of creditors, appoint or suffer appointment of a receiver or trustee over our property, file a petition under any bankruptcy or insolvency act or have any such petition filed against us and such proceeding remains undismissed or unstayed for a period of more than 60 days; or

(d)notify EyePoint in writing of our decision to abandon our license with respect to a certain product using EyePoint’s proprietary delivery device.

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

Certain Risks of Owning Our Common Stock

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

For so long as at least 37.5% of the shares of Series A Convertible Preferred Stock originally issued to the investors at the closing of our Series A Convertible Preferred Stock financing in October 2012 are held by the initial investors or their affiliates, we may not, without first obtaining the approval of the holders of at least 70% of the then outstanding shares of Series A Convertible Preferred Stock:

•increase or decrease the authorized number of shares of Series A Convertible Preferred Stock;

•authorize, create, issue or obligate us to issue (by reclassification, merger or otherwise) any security (or any class or series thereof) or any indebtedness, in each case that has any rights, preferences or privileges senior to, or on a parity with, the Series A Convertible Preferred Stock, or any security convertible into or exercisable for any such security or indebtedness, subject to limited exceptions for certain debt transactions;

•amend our certificate of incorporation or the certificate of designation of the Series A Convertible Preferred Stock, in each case in a manner that adversely affects the rights, preference or privileges of the Series A Convertible Preferred Stock;

•redeem, purchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any shares of common stock or preferred stock; provided, however, that this restriction shall not apply to (A) the redemption of rights issued pursuant to any “poison pill” rights plan or similar plan we adopt in the future or (B) the repurchases of stock from former employees, officers, directors or consultants who performed services for us in connection with the cessation of such employment or service pursuant to the terms of existing agreements with such individuals;

•declare or pay any dividend or distribution on any shares of capital stock; provided, however, that this restriction shall not apply to (A) dividends payable to holders of common stock that consist solely of shares of common stock for which adjustment to the conversion price of the Series A Convertible Preferred Stock is made pursuant to the certificate of designation or (B) dividends or distributions issued pro rata to all holders of capital stock (on an as-converted basis) in connection with our implementation of a “poison pill” rights plan or similar plan;

•authorize or approve any increase to the number of aggregate shares of capital stock reserved for issuance pursuant to stock option, stock purchase plans or other equity incentive plans such that the total aggregate number of shares issued under such plans and reserved for issuance under such plans (on an as-converted basis) exceeds the number of shares issued and reserved for issuance under such plans (on an as-converted basis) on the date of the closing of the Series A Convertible Preferred Stock financing by more than 20% (as adjusted for stock splits, combinations, stock dividends, recapitalizations and the like);

•issue stock or other equity securities of any subsidiary (other than to us or another of our wholly-owned subsidiaries);

•declare or pay any dividend or other distribution of cash, shares or other assets or redemption or repurchase of shares of any subsidiary; or

•incur any secured indebtedness other than certain limited debt transactions.

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

We have in the past failed to comply with the continued listing requirements of The Nasdaq Stock Market (Nasdaq). If we were to fail to comply again and were unable to regain compliance, our common stock could be delisted from The Nasdaq Global Market, which could materially reduce the liquidity of our common stock and have an adverse effect on its market price.

Our common stock trades on The Nasdaq Global Market, which we believe helps support and maintain liquidity for our stock. Companies whose shares are listed on The Nasdaq Global Market, however, are subject to various rules and requirements imposed by Nasdaq that a listed company must satisfy to continue having its stock listed on the exchange. In 2019 we received three different notices from Nasdaq informing us that we had failed on three occasions to meet the standards for continued listing on The Nasdaq Global Market. Although we regained compliance each time, we cannot provide any assurances that (a) we will not fail to comply in the future and (b) if that were to recur, we would be able to regain and maintain compliance with the continued listing standards.

If we were to fail to regain compliance with Nasdaq’s continued listing requirements, our shares could be delisted from The Nasdaq Global Market, which could materially reduce the liquidity of our common stock and have an adverse effect on its market price. If our common stock is delisted from Nasdaq and we are unable to list our common stock on the NYSE American stock exchange, we would be forced to list our shares on the OTC Markets or another quotation medium, depending on our ability to meet the specific listing requirements of those quotation systems. As a result, an investor would likely find it more difficult to trade, or to obtain accurate price quotations for, our shares. Delisting would likely also reduce the visibility, liquidity and value of our common stock, including as a result of reduced institutional investor interest in our company, and may increase the volatility of our common stock. Delisting could also cause a loss of confidence of potential industry partners, lenders and employees, which could further harm our business and our future prospects.

Our stock price has been and may continue to be volatile, and the value of an investment in our common stock may decline.

The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. The trading price of our common stock has from time to time been and may in the future be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including those discussed in this “Risk Factors” section.

From time to time, we estimate the timing of the accomplishment of various regulatory, scientific, clinical and other product development goals or milestones. These milestones may include:

•the submission of regulatory filings,

•the notification of the results of regulatory filings,

•the anticipated commercial launch of ILUVIEN in various new jurisdictions or for new or expanded indications,

•any future products or product candidates and

•the commencement or completion of scientific studies and clinical trials.

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

A small number of institutional investors and private equity funds hold a significant number of shares of our common stock and all of our shares of Series A Convertible Preferred Stock. Sales by these stockholders of a substantial number of common shares, or the expectation of such sales, could cause a significant reduction in the market price of our common stock.

We may sell our shares in registered public offerings. We also may elect to sell shares of our common stock through an at-the-market offering. Any sale of additional shares of common stock in the future, if we determine it is appropriate or necessary to do so, could cause a significant reduction in the market price of our common stock.

In addition to our outstanding common stock, as of February 1, 2021, we were obligated to issue: (a) a total of 1,125,711 shares of common stock upon the exercise of outstanding common stock options and (b) a total of 30,582 shares of common stock upon the exercise of outstanding common stock warrants. Upon the exercise of the stock options in accordance with their terms, the shares so acquired may be resold freely, subject to restrictions imposed on our affiliates under the SEC’s Rule 144 and to our securities trading policy. The shares acquired upon exercise of warrants can be sold under Rule 144. If significant sales of these shares occur in short periods, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms.

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

Pursuant to the 2019 Omnibus Incentive Plan, our board of directors is authorized to grant various types of equity-based awards, including stock options and RSUs, to our employees, directors and consultants. As of February 1, 2021, a total of 7,481 shares of our common stock were available for issuance under new awards granted under our 2019 Omnibus Incentive Plan. We are currently planning to seek stockholder approval at our 2021 annual stockholders meeting for an additional number of shares of our common stock to be authorized for awards under our 2019 Omnibus Incentive Plan.

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

General Risk Factors

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

We are also subject to complex tax laws, regulations, accounting principles and interpretations thereof. The preparation of our financial statements requires us to interpret accounting principles and guidance and to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. We base our interpretations, estimates and judgments on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for the preparation of our financial statements. Generally accepted accounting principles presentation is subject to interpretation by the SEC, the Financial Accounting Standards Board and various other bodies formed to interpret and create appropriate accounting principles and guidance. If one of these bodies disagrees with our accounting recognition, measurement or disclosure or any of our accounting interpretations, estimates or assumptions, it may have a significant effect on our reported results and may retroactively affect previously reported results. Any restatement of our financial results could, among other potential adverse effects:

•result in us incurring substantial costs,

•affect our ability to timely file our periodic reports until the restatement is completed,

•divert the attention of our management and employees from managing our business,

•result in material changes to our historical and future financial results,

•result in investors losing confidence in our operating results,

•subject us to securities class action litigation, and

•cause our stock price to decline.

Prolonged economic uncertainties or downturns, as well as unstable market, credit and financial conditions, may exacerbate certain risks affecting our business and have serious adverse consequences on our business.

Economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control. Sales of our products will depend, in large part, on reimbursement from government health administration authorities, private health insurers, distribution partners and other organizations in the U.S., Germany, Portugal, Ireland, the U.K. and other countries. Negative trends in the general economy in any of the jurisdictions in which we may do business may cause these organizations to be unable to satisfy their reimbursement obligations or to delay payment. In addition, health authorities in some jurisdictions may reduce reimbursements, and private insurers may increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could negatively affect our product sales and revenue.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In our U.S. segment, our U.S. headquarters are located in Alpharetta, Georgia, consisting of approximately 18,000 square feet of office space. We expect to relocate our U.S. headquarters under a lease for new office space we entered into on November 20, 2020. We have agreed to occupy approximately 14,900 feet of office space in a new office building that is currently under construction. The office building will be located in Halcyon, a new mixed-use development in Alpharetta. We expect to move to the new leased premises on or about October 1, 2021 after our current lease expires in September 2021. Our obligation to pay rent commences on October 1, 2022 at an annual rate of $447,000 and escalates gradually over the 11-year term of the lease to $583,000 in the final year.

In our international segment, we lease approximately 1,000 square feet of office space in each of Dublin, Ireland, Berlin, Germany, and Lisbon, Portugal, and approximately 6,000 square feet of office space in Aldershot, U.K. Our leases for these facilities in Ireland, Germany and Portugal expire in June 2022, June 2021 and March 2021, respectively. Our lease for the U.K. facility expires in December 2024. We anticipate that following the expiration of the leases, we will be able to lease additional or alternative space at commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Market (Nasdaq) under the symbol ALIM.

Stockholder Data

As of March 1, 2021, there were 28 holders of record of our common stock, and there were 5,753,434 shares of our common stock issued and outstanding.

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

Sales of Unregistered Securities

In 2018, 2019 and 2020, we did not sell any shares of stock that were not registered under the Securities Act of 1933, as amended, other than those sales previously reported in a Current Report on Form 8-K.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited annual consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those described in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. For further information regarding forward-looking statements, please refer to the “Special Note Regarding Forward-Looking Statements and Projections” at the beginning of Part I of this Annual Report on Form 10-K.

Overview

Alimera Sciences, Inc., and its subsidiaries (we, our or us), is a pharmaceutical company that specializes in the commercialization and development of prescription ophthalmic pharmaceuticals. We presently focus on diseases affecting the back of the eye, or retina, because we believe these diseases are not well treated with current therapies and affect millions of people globally.

ILUVIEN

Our only product is ILUVIEN®, which has received marketing authorization and reimbursement in numerous countries for the treatment of DME. In the U.S. and certain other countries outside Europe, ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure. In 17 countries in Europe, ILUVIEN is indicated for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. ILUVIEN is also now indicated in 16 countries in Europe for prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment of the eye (NIU-PS). See Item 1, “Business - Overview” above.

We market ILUVIEN directly in the U.S., Germany, the U.K., Portugal, and Ireland, and we are planning to launch directly in the Nordic Region (Denmark, Finland, Norway and Sweden) with the support of an exclusive wholesaler. In addition, we have entered into various agreements under which distributors are providing or will provide regulatory, reimbursement and sales and marketing support for ILUVIEN in Austria, Belgium, the Czech Republic, France, Italy, Luxembourg, the Netherlands, Spain, Australia, New Zealand, Canada and several countries in the Middle East. As of December 31, 2020, we have recognized sales of ILUVIEN to our international distributors in the Middle East, Austria, France, Italy, Spain and the Netherlands.

Accumulated Deficit

We commenced operations in June 2003. Since our inception we have incurred significant losses. As of December 31, 2020, we had accumulated a deficit of $392.9 million. We expect to incur additional expenses as we pursue our business strategy. See Item 1, “Business - Business Strategy” above.

As of December 31, 2020, we had approximately $11.2 million in cash and cash equivalents.

Effects of the COVID-19 Pandemic

The unprecedented events of the COVID-19 pandemic, and its unpredictable duration, in the regions where we have customers, employees and distributors have had an adverse effect on our sales of ILUVIEN and thus on our net revenues and may in the future have an adverse effect on our liquidity and financial condition. These adverse effects of the pandemic on us have resulted from the following, among other factors. Governments and private parties imposed limitations on in-person access to physicians, which adversely affects us in at least two ways. First, these limitations can affect patient access to treatment. Because ILUVIEN is administered only by an injection into the eye, telemedicine is not a viable substitute when administration of treatment is required. Second, limitations on in-person access to physicians also makes it difficult or impossible for our sales representatives (including those employed by our distributors) to meet with retina specialists and their staff to educate them about ILUVIEN.

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

These limitations and other effects of the COVID-19 pandemic have had an adverse impact on our revenues beginning late in the first quarter and continuing through the date of this report. We expect these factors to continue to adversely impact our revenue and capital resources, and the extent and duration of that impact is uncertain at this time, particularly in light of the emergence of COVID-19 variants that may increase the transmissibility of the coronavirus or be more deadly, or both. (See “Liquidity and Capital Resources – Current Cash Position” below.) As more and more people in our markets are vaccinated and as governmental restrictions are gradually lifted, however, we look forward to the prospect of a return to more normal conditions later this year and continuing the growth trends we saw prior to the COVID-19 pandemic. (Please refer to “Special Note Regarding Forward-Looking Statements and Projections” above.)

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

For more information about the effect of the COVID-19 pandemic on our business and the related risks we face, please see Item 1A, “Risk Factors – Risks Related to the Public Health Pandemic.”

License Agreement with EyePoint Pharmaceuticals US, Inc.

In July 2017, we amended and restated our license agreement with EyePoint Pharmaceuticals US, Inc. (EyePoint), formerly known as pSivida US, Inc., which was made effective July 1, 2017 (the New Collaboration Agreement). Under the New Collaboration Agreement, we have rights to the technology underlying ILUVIEN for the treatment of uveitis, including NIU-PS, in Europe, the Middle East and Africa. The New Collaboration Agreement converted our previous profit share obligation to a royalty payable on global net revenues of ILUVIEN. We began paying a 2% royalty on net revenues and other related consideration to EyePoint effective July 1, 2017. The royalty amount increased to 6% as of December 12, 2018. We will pay an additional 2% royalty on global net revenues and other related consideration in excess of $75.0 million in any year. During 2020 and 2019, we recognized approximately $2,064,000 and $2,158,000 of royalty expense, respectively.

Following the signing of the New Collaboration Agreement, we retained a right to offset $15.0 million of future royalty payments. In March 2019, pursuant to the New Collaboration Agreement, we forgave $5,000,000 of the Future Offset in connection with the approval of ILUVIEN for NIU-PS in the U.K. As of December 31, 2020, the balance of the Future Offset was approximately $7,874,000. (See Note 10 of our notes to consolidated financial statements below.)

Sources of Revenues

Our revenues for the fiscal years ended December 31, 2020 and 2019 were generated from product sales primarily in the U.S., Germany and the U.K. In the U.S., two large pharmaceutical distributors accounted for 49% and 60% of our consolidated revenues for the years ended December 31, 2020 and 2019, respectively. These U.S.-based distributors purchase ILUVIEN from us, maintain inventories of ILUVIEN and sell downstream to physician offices, pharmacies and hospitals. Internationally, in countries where we sell direct, our customers are hospitals, clinics and pharmacies. We sometimes refer to physician offices, pharmacies, hospitals and clinics as end users. In international countries where we sell to distributors, these distributors maintain inventory levels of ILUVIEN and sell to their customers.

Reclassifications

Within the operating expenses section of the consolidated statements of operations for the year ended December 31, 2019 as well as within the International segment, we reclassified $683,000 in sales and marketing expenses associated with our country managers in Europe from general and administrative expenses to sales and marketing expenses. We made this reclassification to align these expenses with the true nature of the activity being performed and to conform them to the current year presentation. These changes had no impact on previously reported consolidated balance sheets, net loss on our statements of operations, comprehensive loss, stockholders’ deficit or cash flows.

Results of Operations - Year ended December 31, 2020 compared to year ended December 31, 2019

	Years Ended December 31,
	2020	2019
	(In thousands, except share and per share data)
NET REVENUE	$50,820	$53,943
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(6,941)	(6,626)
GROSS PROFIT	43,879	47,317

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	9,668	10,992
GENERAL AND ADMINISTRATIVE EXPENSES	11,652	13,271
SALES AND MARKETING EXPENSES	20,384	25,687
DEPRECIATION AND AMORTIZATION	2,676	2,641
OPERATING EXPENSES	44,380	52,591
LOSS FROM OPERATIONS	(501)	(5,274)

INTEREST EXPENSE AND OTHER	(5,380)	(4,869)
UNREALIZED FOREIGN CURRENCY GAIN (LOSS), NET	474	(84)
NET LOSS BEFORE TAXES	(5,407)	(10,227)
BENEFIT (PROVISION) FOR TAXES	68	(216)
NET LOSS	(5,339)	(10,443)
NET LOSS PER SHARE — Basic and diluted (Note 2)	$(1.04)	$(2.19)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	5,117,656	4,770,204

Revenue

We generate revenue from ILUVIEN, our only product. In addition to generating revenue from product sales, we intend to seek to generate revenue from other sources such as upfront fees, milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the licensing of ILUVIEN or any future product candidates and other intellectual property. Additionally, revenue from our international distributors fluctuates depending on the timing of the shipment of ILUVIEN to the distributors and the distributors’ sales of ILUVIEN to their customers.

Net revenue decreased by approximately $3.1 million, or 6%, to approximately $50.8 million for 2020, compared to approximately $53.9 million for 2019. The decrease was attributable to a $7.5 million revenue decrease in our U.S. business related to the impact of the COVID-19 pandemic. This decrease was offset by a $4.3 million revenue increase in our International segment, which was primarily due to expansion and growth into new and existing markets through our distributors. We also saw increased sales volume in the markets where we sell direct. These direct sales included sales for our uveitis indication.

Cost of Goods Sold, Excluding Depreciation and Amortization, and Gross Profit

Gross profit is affected by costs of goods sold, which includes costs of manufactured goods sold and royalty payments to EyePoint under the New Collaboration Agreement. Additionally, cost of goods sold by our international distributors fluctuates depending on the revenue share attributable to the respective contract.

Cost of goods sold, excluding depreciation and amortization increased by approximately $300,000, or 5%, to approximately $6.9 million for 2020, compared to approximately $6.6 million for 2019. The increase was primarily attributable to increased sales in our international segment, including to distributors, where costs of goods sold is a higher percentage of net revenue, and an increase in royalty expense payable on our global revenue as a result of the increased royalty percentage payable to EyePoint.

Gross profit decreased by approximately $3.4 million, or 7%, to approximately $43.9 million for 2020, compared to approximately $47.3 million for 2019. Gross margin was 86% and 88% for 2020 and 2019, respectively. As our revenues to our international distributors increase and our royalty expense payable to EyePoint increases, we expect our gross margin to decrease.

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

Research, development and medical affairs expenses decreased by approximately $1.3 million, or 12%, to approximately $9.7 million for 2020, compared to approximately $11.0 million for 2019. The decrease was primarily attributable to decreases of approximately $650,000 in personnel costs, including international vacant positions, global bonus expenses and global stock-based compensation expenses; $620,000 in scientific communications expenses; $450,000 in travel expenses; and $420,000 in consulting costs. These decreases were offset by an increase of approximately $790,000 in clinical study costs, primarily consisting of costs associated with the NEW DAY Study.

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

General and administrative expenses decreased by approximately $1.6 million, or 12%, to approximately $11.7 million for 2020, compared to approximately $13.3 million for 2019. The decrease was primarily attributable to decreases of approximately $700,000 in global stock-based compensation expenses and $470,000 in professional fees. Additionally, in 2020 we benefitted from a one-time cash refund of approximately $400,000 associated with recovery of previously paid VAT expense in Germany for the years 2014 through 2018.

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

Sales and marketing expenses decreased by approximately $5.3 million, or 21%, to approximately $20.4 million for 2020, compared to approximately $25.7 million for 2019. The decrease was primarily attributable to a decrease of approximately $4.2 million in marketing costs related to cost controls we implemented to address the COVID-19 pandemic, the absence in 2020 of expenses we incurred in 2019 for the launch of our direct-to-patient advertising pilot program in the U.S., a decrease of $870,000 in travel expenses and a decrease of $400,000 in market access costs.

Operating Expenses

As a result of the changes in expenses described above, total operating expenses decreased by approximately $8.2 million, or 16%, to approximately $44.4 million for 2020, compared to approximately $52.6 million for 2019. The decrease was primarily attributable to decreases of approximately $5.3 million in sales and marketing expenses, $1.6 million in general and administrative expenses and $1.3 million in research, development and medical affairs expenses as described above.

Interest Expense and Other

On January 5, 2018, we entered into a $40.0 million loan and security agreement (the 2018 Solar Loan Agreement) with Solar Capital Ltd. (Solar Capital). On December 31, 2019, we refinanced the 2018 Solar Loan Agreement by entering into a $45.0 million loan and security agreement (the 2019 Solar Loan Agreement) with Solar Capital. For 2020 and 2019, interest expense consisted primarily of interest and amortization of deferred financing costs and debt discounts associated with our outstanding debt under the 2018 and 2019 Solar Loan Agreements. Interest income consisted primarily of interest earned on our cash, cash equivalents and investments.

Interest expense and other. Interest expense and other increased by approximately $500,000, or 10%, to approximately $5.4 million for 2020, compared to approximately $4.9 million for 2019. Interest expense consisted primarily of interest and amortization of deferred financing costs and debt discounts associated with our outstanding debt under the 2018 and 2019 Solar Loan Agreements with Solar Capital. For more detailed information, see Note 11 of our notes to consolidated financial statements below.

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

Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either classified as participating or would have been anti-dilutive, totaled approximately 1.6 million and 2.3 million for 2020 and 2019, respectively.

Results of Operations - Segment Review

The following selected unaudited financial and operating data are derived from our consolidated financial statements. The results and discussions that follow reflect how executive management monitors the performance of our reporting segments.

We have a U.S. segment and an International segment, and we report Other to reconcile back to consolidated totals. Each segment is separately managed and is evaluated primarily upon segment income or loss from operations. Non-cash items including stock-based compensation expense, depreciation and amortization are categorized as Other. We allocate certain operating expenses among our reporting segments based on activity-based costing methods. These activity-based costing methods require us to make estimates that affect the amount of each expense category that is attributed to each segment. Changes in these estimates will directly affect the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. There were no significant changes in our expense allocation methodology during 2020 or 2019.

U.S. Segment

	Years Ended December 31,
	2020	2019
	(In thousands)
NET REVENUE	$24,809	$32,283
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(2,858)	(3,487)
GROSS PROFIT	21,951	28,796

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	6,239	5,943
GENERAL AND ADMINISTRATIVE EXPENSES	7,971	8,449
SALES AND MARKETING EXPENSES	14,273	17,591
OPERATING EXPENSES	28,483	31,983
SEGMENT LOSS FROM OPERATIONS	$(6,532)	$(3,187)

U.S. Segment - Year ended December 31, 2020 compared to year ended December 31, 2019

Net Revenue. Net revenue decreased by approximately $7.5 million, or 23%, to approximately $24.8 million for 2020, compared to approximately $32.3 million for 2019. The decrease was primarily attributable to decreased sales due to the COVID-19 pandemic.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization decreased by approximately $600,000, or 17%, to approximately $2.9 million for 2020 compared to approximately $3.5 million for 2019. The decrease was primarily attributable to decreased sales.

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $300,000, or 5%, to approximately $6.2 million for 2020, compared to approximately $5.9 million for 2019. The increase was primarily attributable to increases of approximately $1.0 million in clinical study costs, primarily consisting of costs associated with the NEW DAY Study and $280,000 in safety and quality expenses. These increases were offset by decreases of approximately $490,000 in scientific communications costs, $320,000 in consultant costs and $250,000 in travel expenses.

General and administrative expenses. General and administrative expenses decreased by approximately $400,000, or 5%, to approximately $8.0 million for 2020, compared to approximately $8.4 million for 2019. The decrease was primarily attributable to decreases in costs related to operating as a public company, including professional fees and shareholder relations costs.

Sales and marketing expenses. Sales and marketing expenses decreased by approximately $3.3 million, or 19%, to approximately $14.3 million for 2020, compared to approximately $17.6 million for 2019. The decrease was primarily attributable to a decrease of approximately $2.8 million in marketing costs related to cost controls we implemented to address the

COVID-19 pandemic, the absence in 2020 of expenses we incurred in 2019 for the launch of our direct-to-patient advertising pilot program in the U.S. and a decrease of $560,000 in travel expenses.

International Segment

	Years Ended December 31,
	2020	2019
	(In thousands)
NET REVENUE	$26,011	$21,660
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(4,083)	(3,139)
GROSS PROFIT	21,928	18,521

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	3,280	4,634
GENERAL AND ADMINISTRATIVE EXPENSES	2,812	3,261
SALES AND MARKETING EXPENSES	5,790	7,616
OPERATING EXPENSES	11,882	15,511
SEGMENT INCOME FROM OPERATIONS	$10,046	$3,010

International Segment - Year ended December 31, 2020 compared to year ended December 31, 2019

Net Revenue. Net revenue increased by approximately $4.3 million, or 20%, to approximately $26.0 million for 2020, compared to approximately $21.7 million for 2019. The increase was primarily attributable to the expansion and growth into new and existing markets through our distributors, partially offset by the effects of the COVID-19 pandemic. We also saw increased sales volume in the markets where we sell direct. These direct sales included sales for our uveitis indication.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by approximately $1.0 million, or 32%, to approximately $4.1 million for 2020, compared to approximately $3.1 million for 2019. The increase was primarily attributable to our increased sales volume including increased sales to our international distributors, where costs of goods sold is a higher percentage of net revenue.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $1.3 million, or 28%, to approximately $3.3 million for 2020, compared to approximately $4.6 million for 2019. The decrease was primarily attributable to decreases of approximately $550,000 in personnel and travel expenses, including savings associated with vacant positions; $350,000 in safety, quality and scientific communications expenses; $220,000 in costs associated with our 5-year open label registry study; and $130,000 in scientific communication costs.

General and administrative expenses. General and administrative expenses decreased by approximately $500,000, or 15%, to approximately $2.8 million for 2020, compared to approximately $3.3 million for 2019. We benefitted from a one-time cash refund of approximately $400,000 associated with recovery of previously paid VAT expense in Germany for the years 2014 through 2018.

Sales and marketing expenses. Sales and marketing expenses decreased by approximately $1.8 million, or 24%, to approximately $5.8 million for 2020, compared to approximately $7.6 million for 2019. The decrease was primarily attributable to decreases of approximately $1.4 million in marketing costs related to cost controls we implemented to address the COVID-19 pandemic; $310,000 in travel expenses due in part to medical congresses being cancelled or moved online; and $290,000 in market access costs.

Other

	Years Ended December 31,
	2020	2019
	(In thousands)
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	$149	$415
GENERAL AND ADMINISTRATIVE EXPENSES	869	1,561
SALES AND MARKETING EXPENSES	321	480
DEPRECIATION AND AMORTIZATION	2,676	2,641
OPERATING EXPENSES	4,015	5,097
SEGMENT LOSS FROM OPERATIONS	$(4,015)	$(5,097)

Other - Year ended December 31, 2020 compared to year ended December 31, 2019

Our CEO, who is our chief operating decision maker (CODM), manages and evaluates our U.S. and International segments based on net gain or loss from operations adjusted for certain non-cash items, such as stock-based compensation expense and depreciation and amortization. Therefore, these non-cash expenses included in research, development and medical affairs expenses, general and administrative expenses, and sales and marketing expenses are classified within Other within our consolidated financial statements.

Operating expenses. Operating expenses in Other decreased by approximately $1.1 million, or 22%, to $4.0 million for 2020, compared to approximately $5.1 million for 2019. This decrease was primarily attributable to a decrease of $1.1 million in global stock-based compensation expenses.

Depreciation and amortization. Depreciation and amortization was approximately $2.7 million for 2020 and approximately $2.6 million for 2019.

Prospective Changes to Segment Presentation

Historically, we have had a U.S. segment and an International segment, and we report Other in order to reconcile to consolidated totals. Beginning in 2021, our chief operating decision maker (CODM) changed the way he analyzes the business and respective segments to provide increased transparency and comparability of the performance of the U.S. and International segments.

In future SEC filings and press releases relating to periods beginning January 1, 2021, our segments will consist of a U.S. segment, an International segment and an Operating Cost segment, and we will present Other to reconcile to consolidated totals. The amounts in each of the segment columns in the following tables have been adjusted to reflect our segment results as if the new approach had been in effect for the years ended December 31, 2020 and 2019. The amounts in the Consolidated column are unchanged from the segment information provided in Note 19 to our consolidated financial statements. Other than the Consolidated column, the information in the columns in the tables below differ from the segment information presented in Note 19 to our consolidated financial statements. For our segment presentation, please see Note 19.

Operating Cost consists largely of expenses not allocated to the U.S. or International segments, including expenses associated with centrally managed departments such as regulatory, clinical operations, quality and supply chain management and other corporate functions, including public company costs, executive management, legal and global insurance; costs related to global marketing; and costs related to our U.S. and European headquarters. Consistent with past practice, non-cash items including stock-based compensation expense, depreciation and amortization are still categorized in Other.

Our CODM will manage and evaluate each of our segments primarily based upon segment income or loss from operations. The objective of our change in segment reporting is to ensure comparability and consistency for our management and for investors and other users of the financial statements who assess our historical results and consider future cash flow prospects. We believe that the new segment structure will enable the CODM to better manage and monitor the business attributed to each segment.

Other than the Consolidated column, the information in the columns in the tables below differ from the segment information presented in Note 19 to our consolidated financial statements, to which you should refer for our segment information. The following tables reflect our segment results as if the new approach described above had been in effect for the years ended December 31, 2020 and 2019.

	Year Ended
For our segment presentation, please see	December 31, 2020
Note 19 to our consolidated financial statements.	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
NET REVENUE	$24,809	$26,011	$—	$—	$50,820
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(2,858)	(4,083)	—	—	(6,941)
GROSS PROFIT	21,951	21,928	—	—	43,879

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	3,137	2,996	3,386	149	9,668
GENERAL AND ADMINISTRATIVE EXPENSES	924	1,700	8,159	869	11,652
SALES AND MARKETING EXPENSES	13,784	5,790	489	321	20,384
DEPRECIATION AND AMORTIZATION	—	—	—	2,676	2,676
OPERATING EXPENSES	17,845	10,486	12,034	4,015	44,380
SEGMENT INCOME (LOSS) FROM OPERATIONS	4,106	11,442	(12,034)	(4,015)	(501)
OTHER INCOME AND EXPENSES, NET				(4,906)	(4,906)
NET LOSS BEFORE TAXES					$(5,407)

	Year Ended
For our segment presentation, please see	December 31, 2019
Note 19 to our consolidated financial statements.	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
NET REVENUE	$32,283	$21,660	$—	$—	53,943
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(3,487)	(3,139)	—	—	(6,626)
GROSS PROFIT	28,796	18,521	—	—	47,317

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	4,264	4,439	1,874	415	10,992
GENERAL AND ADMINISTRATIVE EXPENSES	1,197	2,011	8,502	1,561	13,271
SALES AND MARKETING EXPENSES	17,129	7,616	462	480	25,687
DEPRECIATION AND AMORTIZATION	—	—	—	2,641	2,641
OPERATING EXPENSES	22,590	14,066	10,838	5,097	52,591
SEGMENT INCOME (LOSS) FROM OPERATIONS	6,206	4,455	(10,838)	(5,097)	(5,274)
OTHER INCOME AND EXPENSES, NET				(4,953)	(4,953)
NET LOSS BEFORE TAXES					$(10,227)

Liquidity and Capital Resources

As explained above in “Effects of the COVID-19 Pandemic,” the unprecedented events of the COVID-19 pandemic, and its unpredictable duration, in the regions where we have customers, employees and distributors have had an adverse effect on our sales of ILUVIEN and thus on our net revenues and capital resources. The extent and duration of that impact is uncertain at this time, particularly in light of the emergence of COVID-19 variants that may increase the transmissibility of the coronavirus or be more deadly, or both.

Since January 2019, we have funded our operations through (a) cash received from our sales; (b) net proceeds of the 2018 and 2019 Solar Loan and Security Agreements that we obtained in January 2018 and December 2019, respectively; (c) a $1.0 million sale of common stock to a private investor in October 2019; and (d) an approximately $1,778,000 loan (the PPP Loan) we obtained in April 2020 under the Paycheck Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. Our loans do not include a revolving loan feature and have been fully advanced by the respective lenders. We currently have no additional borrowing capacity, and the 2019 Solar Loan Agreement generally prohibits any additional debt unless we obtain the prior consent of Solar Capital.

Indebtedness

2019 Solar Loan Agreement. On December 31, 2019, we refinanced our then existing $40.0 million loan and security agreement with Solar Capital and other lenders by entering into the $45.0 million 2019 Solar Loan Agreement with Solar Capital as Collateral Agent (Agent), and certain other lenders, including Solar Capital in its capacity as a lender. Under the 2019 Solar Loan Agreement, we borrowed $42.5 million on December 31, 2019 and $2.5 million on February 21, 2020 (the Solar Loan). The Solar Loan matures on July 1, 2024. We used the initial proceeds of the Solar Loan to pay off the previous $40.0 million 2018 Solar Capital loan, along with related prepayment, legal and other fees and expenses totaling approximately $2.3 million, which included $2.2 million in fees to Solar Capital. We used the remaining proceeds of the Solar Loan to provide additional working capital for general corporate purposes during 2020.

On May 1, 2020, we entered into a First Amendment (the Amendment) to the 2019 Solar Loan Agreement. The Amendment, among other things, requires that a minimum revenue covenant be measured at March 31, 2021 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of our projected revenues in accordance with a plan we submitted to Agent in February 2021, and with such plan to be approved by our board of directors and Solar Capital in its sole discretion. The Amendment also included revised covenants that applied to our financial performance during 2020, all of which we met.

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

The interest rate on the Note is 1.0% per annum. The Note has a two-year term and is payable in 18 equal monthly payments of principal and interest beginning on the 180th day following the disbursement of the loan proceeds, subject to possible full forgiveness and a deferred commencement date for beginning payments as described below. The Paycheck Protection Program provides for forgiveness of up to the full amount borrowed and any accrued interest as long as we use the loan proceeds during the 24-week period following disbursement for eligible purposes as described in the CARES Act and related guidance. Under the CARES Act, loan forgiveness is generally available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 24-week period. We used all of the proceeds from the PPP Loan to pay expenses during the applicable period that we believe were for eligible purposes. On July 21, 2020, we submitted an application to HSBC for forgiveness of the PPP Loan. As of the date of this filing, the application for forgiveness is still pending review.

Under the revised rules for the PPP Loan program, we will not have to begin principal and interest payments before the date on which the SBA remits the loan forgiveness amount to HSBC (or notifies HSBC that no loan forgiveness is allowed). If no loan forgiveness is allowed, the Company will be required to pay HSBC payments of principal and interest based on the principal amount outstanding on the PPP Loan, plus interest outstanding at the end of the deferment period, and taking into account any reductions in the principal amount due to forgiveness, if any.

Current Cash Position

As of December 31, 2020, we had approximately $11.2 million in cash and cash equivalents, compared to $9.4 million as of December 31, 2019 and $11.3 million as of September 30, 2020. We have historically experienced seasonality in our first quarter revenue each year. Given that seasonality and the ongoing effects of the COVID-19 pandemic, we anticipate a corresponding impact to our cash position as of March 31, 2021. In response to the effects of the COVID-19 pandemic, we have adjusted, and we expect to continue to adjust, our commercial spending to continue to operate with our existing cash resources. We may need to raise additional capital to fund our business strategy, including the continued commercialization of ILUVIEN and the retention of our current employees and staff. The actual amount of funds that we may need will depend on many factors, some of which are beyond our control. See “Effects of the COVID-19 Pandemic” in this Item 2 above for an explanation of our strategy to conserve our cash and otherwise mitigate the impact of the pandemic on our financial position and operations.

We cannot ensure that our commercial spending controls will be effective or will continue to be effective throughout the currently unknown duration of the pandemic. We cannot be sure that additional financing will be available when needed or that, if available, the additional financing could be obtained on terms that are not significantly detrimental to us or our stockholders. If we were to raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result, and the terms of any new equity securities could have a preference over our common stock. If we were to attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining those agreements, or in receiving milestone or royalty payments under them. If we were to attempt to raise additional funds through debt financing, (a) the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to achieve our business strategy; and (b) we would be required to obtain the permission or participation of Solar Capital, which we might not be able to obtain. Our recurring losses and any potential needs to raise capital create substantial doubt about our ability to continue as a going concern for the next 12 months following the issuance of the financial statements for the filing of this Form 10-K.

Sources and Uses of Cash in 2020 and 2019

For 2020, net cash used in our operations of $2.2 million was primarily due to our net loss of $5.3 million, a $1.6 million decrease in accounts payable, accrued expenses and other current liabilities, a $1.3 million increase in inventory, a $680,000 increase in prepaid expenses and other current assets and a $520,000 decrease in long-term liabilities. These decreases in cash were offset by $2.7 million of non-cash depreciation and amortization, a $2.6 million decrease in accounts receivable, $1.3 million of non-cash stock-based compensation expense and $1.0 million of non-cash interest expense associated with the amortization of our debt discount.

For 2019, net cash used in our operations of $4.2 million was primarily due to our net loss of $10.4 million, a $2.2 million increase in accounts receivable that was driven by increased revenue and an $830,000 increase in prepaid expenses and other current assets. These decreases in cash were offset by $2.6 million of non-cash depreciation and amortization, $2.5 million of non-cash stock-based compensation expense and $840,000 of non-cash interest expense associated with the amortization of our debt discount, a $1.4 million increase in accounts payable, accrued expenses and other current liabilities, a $450,000 decrease in deferred tax asset and a $390,000 increase in long-term liabilities.

For 2020, net cash used in our investing activities was approximately $620,000, which was primarily due to capital expenditures associated with the transfer of manufacturing to the facility at Cadence.

For 2019, net cash used in our investing activities was approximately $174,000, which was primarily due to the purchase of equipment and software.

For 2020, net cash provided by our financing activities was approximately $3.9 million, which was primarily due to borrowing the remaining $2.5 million under the 2019 Solar Loan Agreement and receiving the $1.8 million PPP Loan, offset by $430,000 of payments of finance lease obligations.

For 2019, net cash provided by our financing activities was approximately $869,000, which was primarily due to incurring $2.5 million of additional debt by entering into the $45.0 million 2019 Solar Loan Agreement and our sale of $1.0 million of common stock to Lincoln Park Capital Fund, LLC. These increases in cash were offset by payments of approximately $2.3 million, which included a $1.8 million fee to Solar Capital upon repayment of the 2018 Solar Loan that was previously accrued and a $400,000 prepayment fee to Solar Capital that was capitalized as deferred financing costs.

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

As of December 31, 2020 and 2019, we had received a total of $1.0 million of milestone payments in connection with our Canadian distributor that we have not recognized as revenue based on our analysis in connection with Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). These deferred revenues are included as a component of other non-current liabilities on our balance sheets.

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

Additional Critical Accounting Policies and Estimates

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

Our deferred tax assets primarily consist of net operating loss (NOL) carry-forwards. As of December 31, 2020, we had federal NOL carry-forwards of approximately $131.4 million and state NOL carry-forwards of approximately $96.2 million, respectively, subject to further limitation based upon the final results of our analyses under Internal Revenue Code Sections 382 and 383. Except for the NOLs generated after 2017, the U.S. federal NOLs not fully utilized will expire at various dates between 2029 and 2037; most state NOL carry-forwards will expire at various dates between 2020 and 2040. Under the Tax Cuts and Jobs Act of 2017, U.S. federal NOLs and some state NOLs generated after 2017 will carry forward indefinitely.

Sections 382 and 383 of the Internal Revenue Code limit the annual use of NOL carry-forwards and tax credit carry-forwards, respectively, following an ownership change. NOL carry-forwards may be subject to annual limitations under Internal Revenue Code Section 382 (Section 382) (or comparable provisions of state law) if certain changes in ownership were to occur. We periodically evaluate our NOL carry-forwards and whether certain changes in ownership have occurred that would limit our ability to utilize a portion of our NOL carry-forwards. If we determine that significant ownership changes have occurred since we generated our NOL carry-forwards, we may be subject to annual limitations on the use of these NOL carry-forwards under Section 382 (or comparable provisions of state law). We have determined that a Section 382 change in ownership occurred in late 2015. As a result of this change in ownership, we estimated that approximately $18.6 million of our federal NOLs and approximately $382,000 of federal tax credits generated prior to the change in ownership will not be utilized in the future. We are currently in the process of refining and finalizing these calculations, and upon finalization, will determine if a write-off is necessary. The reduction to our NOL deferred tax asset due to the annual Section 382 limitation and the NOL carryforward period would result in an offsetting reduction in valuation allowance recorded against the NOL deferred tax asset.

If we were to determine that we are able to realize any of our net deferred tax assets in the future, we would adjust the valuation allowance to increase net income in the period in which we make that determination. We believe that the most significant uncertainty affecting the determination of our valuation allowance will be our estimation of the extent and timing of future net income, if any.

We considered our income tax positions for uncertainty in accordance with ASC 740. The balance of unrecognized tax benefits as of December 31, 2020 and December 31, 2019 are approximately $65,970 and $58,000, respectively. Both balances relate to research and development tax credits. In accordance with ASC 740-10, such attributes are reduced to the amount that is expected to be recognized in the future. We do not accrue interest or penalties, as there is no risk of additional tax liability due to significant NOLs available. We do not expect any decreases to the unrecognized tax benefits within the next twelve months due to any lapses in statute of limitations. Tax years from 2015 to 2018 remain subject to examination in California, Georgia, Kentucky, New Jersey, Tennessee, Texas and on the federal level, provided that assessment of NOL carry-forwards available for use can be examined for all years since 2009. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which we use the NOLs.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related consolidated financial statement schedules required to be filed are indexed on page 55 and are incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2020, based on criteria for effective internal control over financial reporting established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our executive officers will be presented under the caption “Executive Officers” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020 (the 2021 Proxy Statement) and is incorporated herein by reference.

The information required by this item regarding our directors will be presented under the caption “Proposal 1: Election of Directors” in our 2021 Proxy Statement and is incorporated herein by reference.

With regard to the information required by this item regarding compliance with Section 16 of the Exchange Act of 1934, as amended, we will provide disclosure of delinquent Section 16(a) reports, if any, under the caption “Security Ownership of Certain Beneficial Owners and Management - Delinquent Section 16(a) Reports” in our 2021 Proxy Statement and such disclosure, if any, is incorporated herein by reference.

The information required by this item regarding our audit committee will be presented under the caption “Corporate Governance - Board Committee - Audit Committee” in our 2021 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our code of ethics will be presented under the caption “Corporate Governance - Code of Business Conduct” in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation will be presented under the caption “Executive Compensation” in our 2021 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding director compensation will be presented under the caption “Corporate Governance - Director Compensation” in our 2021 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our compensation committee will be presented under the caption “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership and certain beneficial owners and management will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2021 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2020, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under (a) existing awards under our 2010 Equity Incentive Plan (2010 Plan), and (b) existing and future awards under our 2019 Omnibus Incentive Plan (2019 Plan). The following table also provides information, as of December 31, 2020, with respect to shares of our common stock that we may sell to our employees under our 2010 Employee Stock Purchase Plan (ESPP).

	A	B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category
Equity compensation plans approved by security holders	969,465 (1)	$26.72	258,325 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	969,465	$26.72	258,325

(1)Of these shares, 713,460 were subject to stock options then outstanding under the 2010 Plan, 225,919 were subject to stock options then outstanding under the 2019 Plan, and 30,086 were outstanding but unvested shares of restricted stock then outstanding under the 2019 Plan.

(2)Represents 239,176 shares of common stock available for issuance under our 2019 Plan and 19,149 shares of common stock available for issuance under our ESPP. No shares are available for future issuance under the 2010 Plan. In addition, our ESPP provides for annual increases in the number of shares available for issuance thereunder equal to such number of shares necessary to restore the number of shares reserved thereunder to 32,961 shares of our common stock. As such, on January 1, 2021, an additional 13,812 shares became available for future issuance under our ESPP. These additional shares from the annual increase under the ESPP are not included in the table above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related persons transactions will be presented under the caption “Certain Relationships and Related Persons Transactions” in our 2021 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding director independence will be presented under the caption “Corporate Governance - Independent Directors” in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item regarding aggregate fees billed to us by our independent registered public accounting firm’s fees will be presented under the caption “Proposal 4: Ratification of Selection of Independent Registered Public Accounting Firm - Independent Registered Public Accounting Firm’s Fees” in our 2021 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our audit committee’s pre-approval policies and procedures will be presented under the caption “Proposal 4: Ratification of Selection of Independent Registered Public Accounting Firm - Pre-Approval Policies and Procedures of the Audit Committee” in our 2021 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

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

(b)Exhibits. See Item 15(a)(3) above.

(c)Financial Statement Schedules. See Item 15(a)(2) above.

ITEM 16. FORM 10-K SUMMARY

None.

ALIMERA SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Alimera Sciences, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Alimera Sciences, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company has incurred recurring losses, negative cash flows from operations, and has an accumulated deficit of $392,909,000 as of December 31, 2020. These conditions, along with the other matters as set forth in Note 5, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2012.

Atlanta, Georgia

March 4, 2021

ALIMERA SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019

	December 31,
	2020	2019
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$11,208	$9,426
Restricted cash	34	33
Accounts receivable, net	17,200	19,331
Prepaid expenses and other current assets	3,718	2,565
Inventory (Note 6)	2,746	1,390
Total current assets	34,906	32,745
NON-CURRENT ASSETS:
Property and equipment, net	1,638	940
Right of use assets, net	720	1,107
Intangible asset, net	12,838	14,783
Deferred tax asset	753	734
TOTAL ASSETS	$50,855	$50,309
CURRENT LIABILITIES:
Accounts payable	$7,461	$7,077
Accrued expenses (Note 9)	3,197	4,716
Paycheck Protection Program (PPP) loan (Note 11)	1,481	—
Finance lease obligations	209	255
Total current liabilities	12,348	12,048
NON-CURRENT LIABILITIES:
Notes payable (Note 11)	42,408	38,658
Finance lease obligations — less current portion	514	94
Other non-current liabilities	3,563	3,954
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value — 10,000,000 shares authorized at December 31, 2020 and 2019:
Series A Convertible Preferred Stock, 1,300,000 authorized and 600,000 issued and outstanding at December 31, 2020 and 2019; liquidation preference of $24,000 at December 31, 2020 and 2019	19,227	19,227
Series C Convertible Preferred Stock, 10,150 authorized and zero issued and outstanding at December 31, 2020 and 10,150 authorized issued and outstanding at December 31, 2019; liquidation preference of $0 at December 31, 2020 and liquidation preference of $10,150 at December 31, 2019	—	11,117
Common stock, $.01 par value — 150,000,000 shares authorized, 5,719,367 shares issued and outstanding at December 31, 2020 and 4,965,949 shares issued and outstanding at December 31, 2019 (Note 2)	57	50
Additional paid-in capital	365,830	350,117
Common stock warrants	370	3,707
Accumulated deficit	(392,909)	(387,570)
Accumulated other comprehensive loss — foreign currency translation adjustments	(553)	(1,093)
TOTAL STOCKHOLDERS’ DEFICIT	(7,978)	(4,445)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$50,855	$50,309

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Years Ended December 31,
	2020	2019
	(In thousands, except share and per share data)
NET REVENUE	$50,820	$53,943
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(6,941)	(6,626)
GROSS PROFIT	43,879	47,317

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	9,668	10,992
GENERAL AND ADMINISTRATIVE EXPENSES	11,652	13,271
SALES AND MARKETING EXPENSES	20,384	25,687
DEPRECIATION AND AMORTIZATION	2,676	2,641
OPERATING EXPENSES	44,380	52,591
LOSS FROM OPERATIONS	(501)	(5,274)

INTEREST EXPENSE AND OTHER	(5,380)	(4,869)
UNREALIZED FOREIGN CURRENCY GAIN (LOSS), NET	474	(84)
NET LOSS BEFORE TAXES	(5,407)	(10,227)
BENEFIT (PROVISION) FOR TAXES	68	(216)
NET LOSS	(5,339)	(10,443)
NET LOSS PER SHARE — Basic and diluted (Note 2)	$(1.04)	$(2.19)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	5,117,656	4,770,204

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Years Ended December 31,
	2020	2019
	(In thousands)
NET LOSS	$(5,339)	$(10,443)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	540	(82)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	540	(82)
COMPREHENSIVE LOSS	$(4,799)	$(10,525)

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

			Series A		Series C					Accumulated
			Convertible		Convertible		Additional	Common		Other
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Stock	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Loss	Total
	(In thousands, except share data)
BALANCE — December 31, 2018	4,671,921	$47	600,000	$19,227	10,150	$11,117	$346,762	$3,707	$(377,127)	$(1,011)	$2,722
Issuance of common stock, net of issuance costs	294,028	3	—	—	—	—	899	—	—	—	902
Stock-based compensation	—	—	—	—	—	—	2,456	—	—	—	2,456
Net loss	—	—	—	—	—	—	—	—	(10,443)	—	(10,443)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(82)	(82)
BALANCE — December 31, 2019	4,965,949	50	600,000	19,227	10,150	11,117	350,117	3,707	(387,570)	(1,093)	(4,445)
Issuance of common stock, net issuance costs	76,745	—	—	—	—	—	49	—	—	—	49
Preferred stock conversion	676,673	7	—	—	(10,150)	(11,117)	11,110	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,331	—	—	—	1,331
Expiration of common warrants	—	—	—	—	—	—	3,337	(3,337)	—	—	—
Other	—	—	—	—	—	—	(114)	—	—	—	(114)
Net loss	—	—	—	—	—	—	—	—	(5,339)	—	(5,339)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	540	540
BALANCE — December 31, 2020	5,719,367	$57	600,000	$19,227	—	$—	$365,830	$370	$(392,909)	$(553)	$(7,978)

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Years Ended December 31,
	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,339)	$(10,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,676	2,641
Unrealized foreign currency transaction (gain) loss	(474)	84
Amortization of debt discount and deferred financing costs	972	837
Deferred tax expense	31	454
Stock compensation expense	1,331	2,456
Changes in assets and liabilities:
Accounts receivable	2,631	(2,160)
Prepaid expenses and other current assets	(683)	(828)
Inventory	(1,259)	996
Accounts payable	106	779
Accrued expenses and other current liabilities	(1,664)	641
Other long-term liabilities	(521)	391
Net cash used in operating activities	(2,193)	(4,152)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(620)	(174)
Net cash used in investing activities	(620)	(174)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	49	902
Issuance of debt	4,278	42,500
Payment of principal on notes payable	—	(40,000)
Payment of debt costs, including end of term payment	(19)	(2,227)
Payments on finance lease obligations	(426)	(306)
Net cash provided by financing activities	3,882	869
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	714	(159)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	1,783	(3,616)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of year	9,459	13,075
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of year	$11,242	$9,459
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$3,927	$4,041
Cash paid for income taxes	$110	$239
Supplemental schedule of noncash investing and financing activities:
Property and equipment acquired under finance leases	$953	$154
Property and equipment acquired under operating leases	$—	$676
Note payable end of term payment accrued but unpaid	$2,125	$2,125

The Company paid no dividends during the years ended December 31, 2020 and 2019.

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

The Company presently focuses on diseases affecting the back of the eye, or retina, because the Company believes these diseases are not well treated with current therapies and affect millions of people globally. The Company’s only product is ILUVIEN®, which has received marketing authorization and reimbursement in 24 countries for the treatment of diabetic macular edema (DME). In the U.S. and certain other countries outside Europe, ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure. In 17 countries in Europe, ILUVIEN is indicated for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. In addition, ILUVIEN has received marketing authorization in 16 European countries, and reimbursement in three countries, Germany, the Netherlands and the U.K., for the prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment (NIU-PS).

The Company markets ILUVIEN directly in the U.S., Germany, the U.K., Portugal and Ireland. In addition, the Company has entered into various agreements under which distributors are providing or will provide regulatory, reimbursement and sales and marketing support for ILUVIEN in Austria, Belgium, the Czech Republic, France, Italy, Luxembourg, the Netherlands, Spain, Australia, New Zealand, Canada and several countries in the Middle East. As of December 31, 2020, the Company has recognized sales of ILUVIEN to its international distributors in the Middle East, Austria, France, Italy, Spain and the Netherlands.

Effects of the COVID-19 Pandemic

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, and the public at large to limit the COVID-19 pandemic’s spread have had, and the Company expects will continue to have, certain negative effects on, and present certain risks to, the Company’s business. These limitations and other effects of the COVID-19 pandemic have had an adverse impact on our revenues beginning late in the first quarter of 2020 and continuing through the fourth quarter of 2020. We expect these factors to continue to adversely impact our revenue, and the extent and duration of that impact is uncertain at this time, particularly in light of the emergence of COVID-19 variants that may increase the transmissibility of the coronavirus or be more deadly, or both. Depending on the duration of these limitations and the severity and duration of other effects of the COVID-19 pandemic, our liquidity and financial condition may be adversely affected in the future as well. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the Company’s quarterly financial results, including impairment of intangible assets, the income tax provision and realizability of certain receivables. Should the pandemic continue for an extended period, the impact on the Company’s operations could have an adverse effect on the Company’s revenue, financial condition and cash flows.

In response to the COVID-19 pandemic, the Company has implemented measures to mitigate the impact of the pandemic on its financial position and operations. These measures include the following:

•The Company is continuing to manage its cost structure, minimizing all non-payroll spending where possible to mitigate its anticipated loss of revenue and conserve our cash.

•The Company has decreased its external spending on commercial and medical affairs activities related to the promotion of ILUVIEN.

•Because the Company believes that its employees are critical to both (a) serving its customers and patients through alternative forms of engagement as the pandemic-related restrictions continue, and (b) realizing the long-term value of ILUVIEN, the Company has maintained its staffing levels and does not currently have any plans to reduce them.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Furthermore, when testing assets for impairment in future periods, if management uses different assumptions or if different conditions occur, impairment charges may result.

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Reclassifications

Within the operating expenses section of the Consolidated Statements of Operations for the year ended December 31, 2019 as well as within the International segment (see Note 19), the Company reclassified $683,000 in sales and marketing expenses associated with its country managers in Europe from general and administrative expenses to sales and marketing expenses. The Company made this reclassification to provide additional transparency of the activity being performed and to conform them to the current year presentation. These changes had no impact on previously reported consolidated balance sheets, net loss on our statements of operations, comprehensive loss, stockholders’ deficit or cash flows.

Modification of Income Taxes Footnote

The Company modified its income taxes footnote for the year ended December 31, 2019 and removed certain state NOL carry-forwards of approximately $4,169,000. This same amount was removed from the Company’s valuation allowance, which resulted in no net change to the Company’s total deferred tax assets or tax expense. The change was primarily driven by a shift in the Company’s state apportionment. This change had no impact on previously reported consolidated balance sheets, net loss on our statements of operations, comprehensive loss, stockholders’ deficit or cash flows.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents include highly liquid investments that are readily convertible into cash and have a maturity of 90 days or less when purchased. Generally, cash and cash equivalents held at financial institutions are in excess of federally insured limits. Cash and cash equivalents were $11,242,000 and $9,426,000 as of December 31, 2020 and 2019, respectively, with approximately 39.0% and 57.0% of these balances, respectively, held in U.S.-based financial institutions.

Product Revenue

See Note 3 for expanded disclosures regarding the Company’s revenues and how the Company accounts for revenue.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generated through sales primarily to major pharmaceutical distributors, pharmacies, hospitals and wholesalers. The Company does not require collateral from its customers for accounts receivable. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, customer types, credit worthiness and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability. A provision for doubtful accounts is charged to operations when management determines the accounts may become uncollectable. The Company writes off accounts receivable when management determines they are uncollectable and credits payments subsequently received on such receivables to bad debt expense in the period received. As of December 31, 2020 and 2019, the Company had no reserve for doubtful accounts.

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

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Impairment

Property and equipment and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment are present, the Company evaluates the carrying amount of such assets in relation to the operating performance and future estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The assessment of the recoverability of assets will be impacted if estimated future operating cash flows are not achieved. The Company recorded no impairment during the years ended December 31, 2020 and 2019.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses were $1,295,000 and $368,000 for 2020 and 2019, respectively.

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

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

The Company has stock-based compensation plans under which various types of equity-based awards are granted, including restricted stock, restricted stock units (RSUs) and stock options. The fair values of restricted stock, RSUs and stock option awards, which are subject only to service conditions with graded vesting, are recognized as compensation expense, generally on a straight-line basis over a service period, net of estimated forfeitures.

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

The Company’s foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for nonmonetary balance sheet accounts, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the non-monetary balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in income. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income.

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

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either classified as participating or would have been anti-dilutive, were as follows:

	Years Ended December 31,
	2020	2019
Series A convertible preferred stock	601,504	601,504
Series C convertible preferred stock	—	676,667
Common stock warrants	30,582	119,712
Stock options	939,379	871,472
Restricted stock units	—	36,763
Total	1,571,465	2,306,118

Reporting Segments

The Company determines segments in accordance with its internal operating structure. The Company’s chief operating decision maker is the Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the business is principally managed and organized based upon geographic and regulatory environment. Each segment is separately managed and is evaluated primarily on segment income or loss from operations. The Company does not report balance sheet information by segment because it is not reviewed by the Company’s chief operating decision maker. See Note 19.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes. The standard eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intraperiod tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax and (4) enacted changes in tax laws in interim periods. The standard became effective for the Company on January 1, 2021. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is available until December 31, 2022. The Company is currently assessing the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2020.

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

As of December 31, 2020 and 2019, the Company had received a total of $1,000,000 of milestone payments in connection with the Company’s Canadian distributor that it has not recognized as revenue based on the Company’s analysis in connection with ASU 2014-09, Revenue from Contracts with Customers (ASC 606). These deferred revenues are included as a component of other non-current liabilities within the Company’s consolidated balance sheets.

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

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Certain of these agreements include consideration in the form of milestone payments. At the inception of each arrangement that includes milestone payments, the Company evaluates the recognition of milestone payments. Typically, milestone payments are associated with events that are not entirely within the control of the Company or the licensee, such as regulatory approvals; are included in the transaction price; and are subject to a constraint until it is probable that there will not be a significant revenue reversal, typically upon achievement of the milestone. At the end of each reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. To date Other Revenue has been insignificant. Further, no Other Revenue was recognized in 2019 or 2020.

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

Operating Leases

The Company’s operating lease activities primarily consist of leases for office space in the U.S., the U.K., Ireland, Portugal and Germany. Most of these leases include options to renew, with renewal terms generally ranging from one to seven years. The exercise of lease renewal options is at the Company’s sole discretion. Certain of the Company’s operating lease agreements include variable lease costs that are based on common area maintenance and property taxes. The Company expenses these payments as incurred. The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental balance sheet information as of December 31, 2020 for the Company’s operating leases is as follows:

(In thousands)
NON-CURRENT ASSETS:
Right of use assets, net	$720
Total lease assets	$720

CURRENT LIABILITIES:
Accrued expenses (Note 9)	$405
NON-CURRENT LIABILITIES:
Other non-current liabilities	438
Total lease liabilities	$843

The Company’s operating lease cost for the year ended December 31, 2020 was $454,000 and is included in general and administrative expenses in its consolidated statements of operations.

As of December 31, 2020, a schedule of maturity of lease liabilities under all of the Company’s operating leases is as follows:

Years Ending December 31	(In thousands)
2021	$471
2022	168
2023	168
2024	168
Total	975
Less amount representing interest	(132)
Present value of minimum lease payments	843
Less current portion	(405)
Non-current portion	$438

Cash paid for operating leases was $611,000 during the year ended December 31, 2020. No right of use assets were obtained in exchange for operating leases for the year ended December 31, 2020.

As of December 31, 2020, the weighted average remaining lease terms of the Company’s operating leases was 3.0 years. The weighted average discount rate used to determine the lease liabilities was 10.1%. When available, the Company uses the rate implicit in the lease or sublease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate is defined as the rate of interest that the Company would have to pay to borrow, on a collateralized basis and over a similar term, an amount equal to the lease payments in a similar economic environment. In using the Company’s incremental borrowing rate, management has elected to utilize a portfolio approach and apply the rates to a portfolio of leases with similar underlying assets and terms. Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

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

Supplemental balance sheet information as of December 31, 2020 and December 31, 2019 for the Company’s finance leases is as follows:

	December 31,
	2020	2019
	(In thousands)
NON-CURRENT ASSETS:
Property and equipment, net	$810	$414

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total lease assets	$810	$414

CURRENT LIABILITIES:
Finance lease obligations	$209	$255
NON-CURRENT LIABILITIES:
Finance lease obligations — less current portion	514	94
Total lease liabilities	$723	$349

Depreciation expense associated with property and equipment under finance leases was approximately $404,000 and $314,000 for the years ended December 31, 2020 and 2019, respectively. Interest expense associated with finance leases was $51,000 and $33,000 for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, a schedule of maturity of lease liabilities under finance leases, together with the present value of minimum lease payments, is as follows:

Years Ending December 31	(In thousands)
2021	369
2022	269
2023	129
Total	767
Less amount representing interest	(44)
Present value of minimum lease payments	723
Less current portion	(209)
Non-current portion	$514

Cash paid for finance leases was $629,000 during the year ended December 31, 2020. The Company acquired $953,000 of property and equipment in exchange for finance leases during the year ended December 31, 2020.

As of December 31, 2020, the weighted average remaining lease terms of the Company’s financing leases was 2.0 years. The weighted average discount rate used to determine the financing lease liabilities was 9.4%. When available, the Company uses the rate implicit in the lease or sublease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate is defined as the rate of interest that the Company would have to pay to borrow, on a collateralized basis and over a similar term, an amount equal to the lease payments in a similar economic environment. In using the Company’s incremental borrowing rate, management has elected to utilize a portfolio approach and applies the rates to a portfolio of leases with similar underlying assets and terms.

5. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To date the Company has incurred recurring losses, negative cash flow from operations and has accumulated a deficit of $392,909,000 from the Company’s inception through December 31, 2020. As of December 31, 2020, the Company had approximately $11,242,000 in cash and cash equivalents. The Company’s ability to achieve profitability and positive cash flow depends on its ability to increase revenue and contain its expenses.

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

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. INVENTORY

Inventory consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Component parts (1)	$623	$389
Work-in-process (2)	1,221	399
Finished goods	902	602
Total inventory	$2,746	$1,390

(1)Component parts inventory consisted of manufactured components of the ILUVIEN applicator.

(2)Work-in-process consisted of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing as required by U.S. or EEA regulatory authorities.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Furniture and fixtures	$392	$392
Office equipment	547	543
Finance leases	1,117	890
Software	1,308	1,301
Leasehold improvements	486	471
Manufacturing equipment	1,735	1,154
Total property and equipment	5,585	4,751
Less accumulated depreciation and amortization	(3,947)	(3,811)
Property and equipment — net	$1,638	$940

Depreciation and amortization expense associated with property and equipment totaled $731,000 and $701,000 for the years ended December 31, 2020 and 2019, respectively.

8. INTANGIBLE ASSET

As a result of the U.S. Food and Drug Administration’s (FDA) approval of ILUVIEN in September 2014, the Company was required to pay in October 2014 a milestone payment of $25,000,000 (the EyePoint Milestone Payment) to EyePoint Pharmaceuticals US, Inc. (EyePoint), formerly known as pSivida US, Inc. (see Note 10).

The gross carrying amount of the intangible asset is $25,000,000, which is being amortized over approximately 13 years from the acquisition date. The net book value of the intangible asset was $12,838,000 and $14,783,000 as of December 31, 2020 and 2019, respectively, and amortization expense was $1,946,000 and $1,940,000 for the years ended December 31, 2020 and 2019, respectively.

The estimated remaining amortization as of December 31, 2020 is as follows (in thousands):

Years Ending December 31
2021	$1,940
2022	1,940
2023	1,940
2024	1,946
2025	1,940
Thereafter	3,132
Total	$12,838

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Accrued clinical investigator expenses	$25	$576
Accrued compensation expenses	1,372	2,159
Accrued rebate, chargeback and other revenue reserves	1,116	766
Accrued lease liabilities (note 4)	405	469
Other accrued expenses	279	746
Total accrued expenses	$3,197	$4,716

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

The New Collaboration Agreement converted the Company’s obligation to share 20% of its net profits to a royalty payable on global net revenues of ILUVIEN. The Company began paying a 2% royalty on net revenues and other related consideration to EyePoint on July 1, 2017. This royalty amount increased to 6% effective December 12, 2018. Pursuant to the New Collaboration Agreement the Company is required to pay an additional 2% royalty on global net revenues and other related consideration in excess of $75,000,000 in any year. During 2020 and 2019, the Company recognized approximately $2,064,000 and $2,158,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization. As of December 31, 2020, approximately $583,000 of this royalty expense was included in the Company’s accounts payable.

In connection with a previous agreement with EyePoint, the Company was entitled to recover commercialization costs that were incurred prior to profitability of ILUVIEN and offset a portion of future payments owed to EyePoint in connection with sales of ILUVIEN with those accumulated commercialization costs. (The Company’s future rights to recover these amounts from EyePoint are referred to as the Future Offset.) Following the signing of the New Collaboration Agreement, the Company retained a right to recover up to $15,000,000 of the Future Offset. Due to the uncertainty of future net profits, the Company has fully reserved the Future Offset in the accompanying consolidated financial statements. In March 2019, pursuant to the New Collaboration Agreement, the Company forgave $5,000,000 of the Future Offset in connection with the approval of ILUVIEN for NIU-PS in the U.K. As of December 31, 2020, the balance of the Future Offset was approximately $7,874,000. The Company will be able to recover the balance of the Future Offset as a reduction of future royalties that would otherwise be owed to EyePoint as follows:

•From December 12, 2018 through December 12, 2020, the royalty was reduced from 6% to 4%; and

•Beginning December 13, 2020, the royalty was reduced from 6% to 5.2% for net revenues and other related consideration up to $75,000,000 annually and from 8% to 6.8% for net revenues and other related consideration in excess of $75,000,000 on an annual basis.

Possible Reversion of the Company’s License Rights to EyePoint

The Company’s license rights to EyePoint’s proprietary delivery device could revert to EyePoint if the Company were to:

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i)fail twice to cure its breach of an obligation to make certain payments to EyePoint following receipt of written notice thereof;

(ii)fail to cure other breaches of material terms of the EyePoint Agreement within 30 days after notice of such breaches or such longer period (up to 90 days) as may be reasonably necessary if the breach cannot be cured within such 30-day period;

(iii)file for protection under the bankruptcy laws, make an assignment for the benefit of creditors, appoint or suffer appointment of a receiver or trustee over its property, file a petition under any bankruptcy or insolvency act or have any such petition filed against it and such proceeding remains undismissed or unstayed for a period of more than 60 days; or

(iv)notify EyePoint in writing of its decision to abandon its license with respect to a certain product using EyePoint’s proprietary insert technology.

11. LOAN AGREEMENTS

Hercules Warrants

In April 2014, Alimera Sciences Limited (Alimera UK), a subsidiary of the Company, entered into a $35,000,000 loan and security agreement (Hercules Loan Agreement) with Hercules Capital, Inc. (Hercules). On January 5, 2018, the Company paid off the Hercules Loan on behalf of Alimera UK. In connection with Alimera UK entering into the Hercules Loan Agreement, the Company issued a warrant that granted Hercules the right to purchase up to 19,002 shares of the Company’s common stock at an exercise price of $92.10 per share (the 2014 Warrant). The Company amended the 2014 Warrant a number of times to increase the number of shares issuable upon exercise to 83,933 and decrease the exercise price to $20.85 per share. The right to exercise this warrant expired on November 2, 2020. In connection with Alimera UK entering into an amendment to the Hercules Loan Agreement on October 20, 2016, the Company agreed to issue a new warrant to Hercules (the 2016 Warrant) that granted Hercules the right to purchase up to 30,582 shares of the Company’s common stock at an exercise price of $16.35 per share. The right to exercise this warrant expires on October 20, 2021.

Solar Capital Loan Agreements

2018 Solar Capital Loan Agreement

On January 5, 2018, the Company entered into a $40,000,000 Loan and Security Agreement (the 2018 Solar Loan Agreement) with Solar Capital Ltd. (Solar Capital) and certain other lenders. Under the 2018 Solar Loan Agreement, the Company borrowed the entire $40,000,000 as a term loan (the 2018 Solar Loan) that was scheduled to mature on July 1, 2022. The Company repaid the 2018 Solar Loan on December 31, 2019 with a new loan agreement with Solar Capital as described below. The Company used the proceeds of the 2018 Solar Loan to extinguish (prepay) the Hercules Loan Agreement and pay related expenses. The Company used the remaining loan proceeds to provide additional working capital for general corporate purposes. Interest on the 2018 Solar Loan was payable at one-month LIBOR plus 7.65% per annum. The 2018 Solar Loan Agreement provided for interest only payments through the date of repayment. As of the final interest payment on the 2018 Solar Loan, the interest rate was approximately 9.3%.

2018 Exit Fee Agreement

Notwithstanding the repayment of the 2018 Solar Loan, the Company remains obligated to pay additional fees under the Exit Fee Agreement (2018 Exit Fee Agreement) dated as of January 5, 2018 by and among the Company, Solar Capital and the lenders. The 2018 Exit Fee Agreement survived the termination of the 2018 Solar Loan Agreement upon the repayment of the 2018 Solar Loan and has a term of 10 years. The Company is obligated to pay up to, but no more than, $2,000,000 in fees under the 2018 Exit Fee Agreement.

Specifically, the Company is obligated to pay an exit fee of $2,000,000 on a “change in control” (as defined in the 2018 Exit Fee Agreement). To the extent that the Company has not already paid the $2,000,000 fee, the Company is also obligated to pay a fee of $1,000,000 on achieving each of the following milestones:

• first, if the Company achieves revenues of $80,000,000 or more from the sale of its ILUVIEN product in the ordinary course of business to third party customers, measured on a trailing 12-month basis during the term of the agreement, tested at the end of each month; and

• second, if the Company achieves revenues of $100,000,000 or more from the sale of its ILUVIEN product in the ordinary course of business to third party customers, measured in the same manner.

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2019 Solar Capital Loan Agreement

On December 31, 2019, the Company entered into a $45,000,000 Loan and Security Agreement (the 2019 Solar Loan Agreement) with Solar Capital, as Agent, and the parties signing the Loan Agreement from time to time as Lenders, including Solar Capital in its capacity as a Lender (collectively, the Lenders). Under the 2019 Solar Loan Agreement, the Company borrowed $42,500,000 on December 31, 2019 and subsequent to December 31, 2019, the Company borrowed the remaining $2,500,000 on February 21, 2020 (the two borrowings totaling $45,000,000 are referred to as the Solar Loan). The Solar Loan matures on July 1, 2024.

As noted above, the Company used the initial proceeds of the Solar Loan to pay off the 2018 Solar Loan, along with related prepayment, legal and other fees and expenses of approximately $2,278,000, which included a $1.8 million fee to Solar Capital upon repayment of the 2018 Solar Loan that was previously accrued and a $400,000 prepayment fee to Solar Capital that was capitalized as deferred financing costs. The Company expects to use the remaining loan proceeds to provide additional working capital for general corporate purposes.

Interest on the Solar Loan is payable at the greater of (i) one-month LIBOR or (ii) 1.78%, plus 7.65% per annum. As of December 31, 2019, the Solar Loan’s interest rate is 9.43%. The Solar Loan provides for interest only payments until January 1, 2023. If the Company meets certain revenue thresholds and no event of default shall have occurred and is continuing, the Company can extend the interest only period an additional six months, ending on June 30, 2023, followed by one year of monthly payments of principal and interest.

The Company paid the Lenders a non-refundable facility fee in the amount of $25,000 on February 21, 2020. In addition, the Company is obligated to pay a $2,250,000 fee upon repayment of the Solar Loan.

The Company may elect to prepay not less than $10,000,000 of the outstanding principal balance of the Solar Loan. The Company must pay a prepayment premium upon any prepayment of the Solar Loan before its maturity date, whether by mandatory or voluntary prepayment, acceleration or otherwise, equal to:

• 2.00% of the principal amount prepaid for a prepayment made on or after December 31, 2019 through and including December 31, 2020;

• 1.00% of the principal amount prepaid for a prepayment made after December 31, 2020 through and including December 31, 2021; and

• 0.50% of the principal amount prepaid for a prepayment made after December 31, 2021 and greater than 30 days before the maturity date.

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

If the Company has not already paid the $675,000 fee under the 2019 Exit Fee Agreement, the Company is also obligated to pay a fee of $337,500 on achieving each of the following milestones:

• first, if the Company achieves revenues of $75,000,000 or more from the sale of ILUVIEN in the ordinary course of business to third party customers, measured on a trailing 12-month basis during the term of the 2019 Exit Fee Agreement, tested at the end of each month; and

• second, if the Company achieves revenues of $95,000,000 or more from the sale of ILUVIEN in the ordinary course of business to third party customers, measured in the same manner.

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

First Amendment to 2019 Solar Capital Loan Agreement

On May 1, 2020, the Company entered into a First Amendment (the Amendment) to the 2019 Solar Loan Agreement. The Amendment, among other things, requires that a revenue covenant be measured at March 31, 2021 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of our projected revenues in accordance with a plan we submitted to Agent in February 2021, and with such plan to be approved by our board of directors and Solar Capital in its sole discretion. The Amendment also included revised covenants that applied to our financial performance during 2020, all of which we met.

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

In accordance with the guidance in ASC 470-50, Debt, the Company entered into and accounted for the Amendment as a modification and expensed, as they were incurred, an insignificant amount of legal costs associated with third parties as costs of modification. The Company did not capitalize any additional costs associated with the Amendment.

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

Fair Value of Debt

The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing. Therefore, the carrying amount of the notes approximated their fair value at December 31, 2020 and 2019.

12. COMMITMENTS AND CONTINGENCIES

Solar Loan

Under the 2019 Solar Loan Agreement (see Note 11), as of December 31, 2020, the Company was obligated to make future minimum principal payments on the Solar Loan, excluding the $2,250,000 fee that will be due upon its repayment in full, as follows:

Years Ending December 31	(In thousands)
2021	—
2022	—
2023	20,769
2024	24,231
Total	45,000
Less unamortized debt discount and deferred financing costs	(2,881)
Less current portion	—
Non-current portion	$42,119

As of December 31, 2020 and 2019, the Company had no accrued or unpaid interest payable under the 2019 Solar Loan Agreement.

PPP Loan

Under the PPP Loan (see Note 11), as of December 31, 2020, if the Company’s application for forgiveness of the PPP Loan were not approved, the Company would be obligated to make future minimum principal payments on the PPP, as follows:

Years Ending December 31	(In thousands)
2021	1,481
2022	297
Total	1,778
Less deferred financing costs	(8)
Less current portion	(1,481)
Non-current portion	$289

Significant Agreements

In February 2010, the Company entered into an agreement with a third-party manufacturer for the manufacture of the ILUVIEN implant, the assembly of the ILUVIEN applicator and the packaging of the completed ILUVIEN commercial product. The Company is responsible for supplying the ILUVIEN applicator and the active pharmaceutical ingredient. In accordance with

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In October 2020, the Company entered into a Manufacturing Services Agreement (the Cadence Agreement) with Cadence, Inc., under which Cadence will manufacture certain component parts of the ILUVIEN applicator (the components) at its facility near Pittsburgh, Pennsylvania. Under the Cadence Agreement, the Company will pay certain per-unit prices based on regularly scheduled shipments of a minimum number of components. The initial term of the Cadence Agreement expires on October 30, 2025. After the expiration of the initial term, the Cadence Agreement will automatically renew for separate but successive one-year terms unless either party provides written notice to the other party that it does not intend to renew the Cadence Agreement at least 24 months before the end of the term. The Cadence Agreement may be terminated by either party under certain circumstances.

In January 2020, the Company entered into an agreement with the first of two contract research organizations (CROs) for clinical and data management services to be performed in connection with a multicenter, single masked, randomized and controlled trial designed to generate prospective data evaluating ILUVIEN as a baseline therapy in the treatment of DME and demonstrate its advantages over using the current standard of care of repeat anti-VEGF injections (the NEW DAY Study). The NEW DAY Study is planned to enroll 320 treatment-naïve, or almost naïve, DME patients in approximately 42 sites around the U.S. For the year ended December 31, 2020, the Company incurred $1,291,000 of expense associated with the NEW DAY Study. As of December 31, 2020, the Company expects to incur approximately an additional $12,000,000 of expense associated with the study through December 31, 2024.

Employment Agreements

The Company is party to employment agreements with four executives. The agreements generally provide for annual salaries, bonuses and benefits and for the “at-will” employment of such executives. Effective January 1, 2021, the Company is party to five agreements with annual salaries ranging from $300,000 to $550,000. If any of the agreements are terminated by the Company without cause, or by the employee for good reason, as defined in the agreements, the Company will be liable for one year to 18 months of salary and benefits. Certain other employees have general employment contracts that include stipulations regarding confidentiality, Company property, severance in an event of change of control and miscellaneous items.

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

In 2014, the Company issued 6,015,037 shares of common stock pursuant to the conversion of 400,000 shares of Series A Preferred Stock. As of December 31, 2020, there were 600,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Series B Convertible Preferred Stock and Series C Convertible Preferred Stock

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 4, 2018, the Company entered into and closed a Series B Preferred Stock Exchange Agreement (Exchange Agreement) with the holders of all of its then outstanding approximately 8,416 shares of Series B Convertible Preferred Stock, par value $0.01 per share (Series B Preferred Stock). Under the Exchange Agreement, the holders of such Series B Preferred Stock exchanged those shares for an aggregate of 10,150 shares of Series C Convertible Preferred Stock, par value $0.01 per share (Series C Preferred Stock). The 10,150 issued and outstanding shares of Series C Preferred Stock had an aggregate stated value of $10,150,000 and were convertible into shares of the Company’s common stock at $15.00 per share, or 676,667 shares of the Company’s common stock in total, at any time at the option of the holder, subject to certain limitations. The holders of all of the outstanding shares of Series C Preferred Stock converted them into shares of the Company’s common stock in the third and fourth quarters of 2020.

There were no shares of Series B Preferred Stock or Series C Preferred Stock issued and outstanding at December 31, 2020.

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

A summary of stock option transactions under the plans are as follows:

	Years Ended December 31,
	2020		2019
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Options outstanding at beginning of period	871,472	$35.46	830,100	$39.41
Grants	200,081	6.69	128,283	13.36
Forfeitures	(132,174)	54.06	(86,911)	40.49
Exercises	—	—	—	—
Options outstanding at year end	939,379	26.72	871,472	35.46
Options exercisable at year end	701,725	32.46	674,952	41.25
Weighted average per share fair value of options granted during the year	$4.16		$8.28

The following table provides additional information related to outstanding stock options, fully vested stock options, and stock options expected to vest as of December 31, 2020:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)
Outstanding	939,379	$26.72	5.92 years	$—
Exercisable	701,725	32.46	5.02 years	—
Outstanding, vested and expected to vest	911,509	27.26	5.84 years	—

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

	Years Ended December 31,
	2020	2019
Risk-free interest rate	1.47%	2.39%
Volatility factor	69.20%	67.29%
Grant date fair value of common stock options	$4.16	$8.28
Weighted-average expected life	6.02 years	6.03 years
Assumed forfeiture rate	10.00%	10.00%

Employee stock-based compensation expense related to stock options recognized in accordance with ASC 718 was as follows:

	Years Ended December 31,
	2020	2019
	(In thousands)
Sales and marketing	$244	$339
Research, development and medical affairs	116	328
General and administrative	719	1,240
Total employee stock-based compensation expense related to stock options	$1,079	$1,907

As of December 31, 2020, there was approximately $1,388,000 of total unrecognized compensation cost related to outstanding stock option awards that will be recognized over a weighted average period of 2.19 years. The total fair value of shares vested during 2020 was approximately $1,225,000.

The total estimated fair value of options granted during the years ended December 31, 2020 and 2019 was $831,000 and $1,063,000, respectively. There were no options exercised for the years ended December 31, 2020 and 2019.

Restricted Stock and Restricted Stock Units

A summary of restricted stock and restricted stock units (RSU) transactions under the plans are as follows:

	Years Ended December 31,
	2020		2019
		Weighted		Weighted
	Restricted	Average Grant		Average Grant
	Stock	Date Fair		Date Fair
	& RSUs	Value	RSUs	Value
Restricted stock & RSUs outstanding at beginning of period	36,763	$13.15	60,041	$17.30
Grants of restricted stock & RSUs	30,086	3.12	36,763	13.15
Vested shares of restricted stock & RSUs	(36,763)	13.15	(59,341)	17.30
Forfeitures	—	—	(700)	17.40
Restricted stock & RSUs outstanding at year end	30,086	3.12	36,763	13.15

As of December 31, 2020, there was approximately $25,000 of total unrecognized compensation cost related to outstanding restricted stock that will be recognized during the first quarter of 2021.

Employee stock-based compensation expense related to restricted stock and RSUs recognized in accordance with ASC 718 was $192,000 and $517,000 for the years ended December 31, 2020, and 2019, respectively.

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. COMMON STOCK WARRANTS

Historically, the Company has issued warrants to purchase common stock to various lenders.

In connection with Alimera UK entering into the Hercules Loan Agreement (Note 11), the Company entered into the 2014 Warrant, which granted Hercules the right to purchase up to 19,002 shares of the Company’s common stock at an exercise price of $92.10 per share. The Company amended the 2014 Warrant a number of times to increase the number of shares issuable upon exercise to 83,933 and decreased the exercise price to $20.85 per share. The right to exercise this warrant expired on November 2, 2020.

In connection with Alimera UK entering into the Fourth Loan Amendment with Hercules, the Company agreed to issue the 2016 Warrant, which granted Hercules the right to purchase up to 30,582 shares of the Company’s common stock at an exercise price of $16.35 per share. The right to exercise this warrant expires on October 20, 2021.

Warrants to purchase a total of 119,712 shares of common stock were outstanding at December 31, 2019, and warrants to purchase a total of 30,582 shares of common stock were outstanding as of December 31, 2020. As of December 31, 2020, the exercise price of the outstanding warrants was $16.35 per share.

16. CONCENTRATIONS AND CREDIT RISK

For the years ended December 31, 2020 and 2019, there were three customers within the U.S. segment. Two of these customers, which are large pharmaceutical distributors, accounted for approximately 49% and 60%, respectively, of the Company’s total consolidated revenues. These two customers accounted for approximately 67% and 68% of the Company’s consolidated accounts receivable as of December 31, 2020 and 2019, respectively.

For the year ended December 31, 2020, one of the Company’s third-party manufacturers of ILUVIEN comprised approximately 13.6% of the Company’s total purchases, and there were no other vendors that comprised more than 10% of the Company’s total purchases. For the year ended December 31, 2019, no vendor comprised more than 10% of the Company’s total purchases. The Company relies on a single manufacturer for ILUVIEN, a single manufacturer for the ILUVIEN applicator and a single active pharmaceutical ingredient manufacturer for ILUVIEN’s active pharmaceutical ingredient.

17. INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. In addition to other provisions, the CARES Act contains modifications to Net Operating Loss (NOL) carryback rules. For the twelve months ended December 31, 2020, there was no impact to the tax provision related to the CARES Act. The Company is currently evaluating the provisions of the CARES Act and how other elections may impact our financial position, results of operations, and disclosures, if needed.

The components of net loss before taxes are as follows:

	Years Ended December 31,
	2020	2019
	(In thousands)
United States	$(5,535)	$(1,840)
Foreign	128	(8,387)
Loss before provision for income taxes	$(5,407)	$(10,227)

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

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes consists of the following components:

	Years Ended December 31,
	2020	2019
	(In thousands)
Current expense (benefit):
Federal	$—	$—
State	—	—
Foreign	(37)	(238)
Current income tax benefit	(37)	(238)

Deferred expense (benefit):
Federal	(1,084)	(34)
State	(350)	4,743
Foreign	(31)	448
	(1,465)	5,157
Valuation allowance	1,434	(4,703)
Deferred income tax (benefit) expense	(31)	454
Total income tax (benefit) expense	$(68)	$216

The following summarizes activity related to the Company’s valuation allowance:

	Years Ended December 31,
	2020	2019
	(In thousands)
Valuation allowance at beginning of period	$(37,448)	$(42,151)
(Increase) decrease in valuation allowance	(1,434)	4,703
Valuation allowance at end of period	$(38,882)	$(37,448)

Worldwide net deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred tax assets	(In thousands)
Depreciation and amortization	$69	$61
Other deferred tax assets	948	662
NOL carry-forwards	31,832	30,361
Research and development costs	—	203
Equity compensation	4,902	4,774
Collaboration agreement receivable reserves	1,884	2,121
Valuation allowance	(38,882)	(37,448)
Total deferred tax assets	$753	$734

A reconciliation from the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended December 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Federal tax benefit at statutory rate	$(1,135)	21.0%	$(2,148)	21.0%
State tax — net of federal benefit	(350)	6.5	4,743	(46.4)
Permanent items and other	151	(2.8)	278	(2.7)
Foreign rate differential	52	(1.0)	1,898	(18.6)
Deferred rate change	6	(0.1)	(15)	0.1
Tax credits and true-ups	(226)	4.1	163	(1.5)
Increase (decrease) in valuation allowance	1,434	(26.5)	(4,703)	46.0
Total tax (benefit) expense	$(68)	1.2%	$216	(2.1)%

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company modified its income taxes footnote for the year ended December 31, 2019 and removed certain state NOL carry-forwards of approximately $4,169,000. This same amount was removed from the Company’s valuation allowance, which resulted in no net change to the Company’s total deferred tax assets. The change was primarily driven by a shift in the Company’s state apportionment. This change had no impact on previously reported consolidated balance sheets, net loss on our statements of operations, comprehensive loss, stockholders’ deficit or cash flows.

A rollforward of the Company’s uncertain tax positions is as follows:

	Years Ended December 31,
	2020	2019
	(In thousands)
Balance of uncertain tax positions at beginning of period	$58	$68
Gross increases - tax positions in current period	10	3
Gross increases - tax positions in prior period	—	—
Gross decreases - tax positions in prior period	(3)	(13)
Settlements	—	—
Lapse of statute of limitations	—	—
Balance of uncertain tax positions at end of period	$65	$58

Included in the balance of unrecognized tax benefits as of December 31, 2020 and 2019 are approximately $65,970 and $58,000, respectively, of tax benefits related to research and development tax credits. In accordance with ASC 740-10, such attributes are reduced to the amount that is expected to be recognized in the future. The Company does not accrue interest or penalties, as there is no risk of additional tax liability due to significant NOLs available. The Company does not expect any decreases to the unrecognized tax benefits within the next twelve months due to any lapses in statute of limitations. Tax years from 2016 to 2019 remain subject to examination in California, Georgia, Kentucky, Tennessee, Texas and on the federal level, with the exception of the assessment of NOL carry-forwards available for utilization, which can be examined for all years since 2009. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which the NOLs are utilized.

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

As of December 31, 2020 and 2019, the Company had federal net operating loss (NOL) carry-forwards of approximately $131.4 million and $126.2 million, and state NOL carry-forwards of approximately $96.2 million and $92.2 million, respectively, subject to further limitation based upon the final results of the Company’s analyses of Internal Revenue Code Sections 382 and 383. These NOLs are available to reduce future income unless otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2029 and 2038, the Company’s federal NOL created in 2018 and onward will carry forward indefinitely and the state NOL carry-forwards will expire at various dates between 2020 and 2040.

Sections 382 and 383 of the Internal Revenue Code limit the annual use of NOL carry-forwards and tax credit carry-forwards, respectively, following an ownership change. NOL carry-forwards may be subject to annual limitations under Internal Revenue Code Section 382 (Section 382) (or comparable provisions of state law) if certain changes in ownership were to occur. The Company periodically evaluates its NOL carry-forwards and whether certain changes in ownership have occurred that would limit the Company’s ability to utilize a portion of its NOL carry-forwards. If it is determined that significant ownership changes have occurred since the Company generated its NOL carry-forwards, the Company may be subject to annual limitations on the use of these NOL carry-forwards under Section 382 (or comparable provisions of state law). The Company has determined that a Section 382 change in ownership occurred in late 2015. As a result of this change in ownership, the Company estimated that approximately $18.6 million of the Company’s federal NOLs and approximately $382,000 of federal tax credits generated prior to the change in ownership will not be utilized in the future. The Company is currently in the process of refining and finalizing these calculations, and upon finalization, will determine if a write-off is necessary. The reduction to the Company’s NOL deferred tax asset due to the annual Section 382 limitation and the NOL carryforward period would result in an offsetting reduction in valuation allowance recorded against the NOL deferred tax asset.

As of December 31, 2020, the Company had cumulative book losses in foreign subsidiaries of approximately $136.5 million. The Company has not recorded a deferred tax asset for the excess of tax over book basis in the stock of its foreign subsidiaries. The Company anticipates that its foreign subsidiaries will be profitable and have earnings in the future. Once the

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign subsidiaries do have earnings, the Company intends to indefinitely reinvest in its foreign subsidiaries all undistributed earnings of and original investments in such subsidiaries. As a result, the Company does not expect to record deferred tax liabilities in the future related to excesses of book over tax basis in the stock of its foreign subsidiaries in accordance with ASC 740-30-25.

18. EMPLOYEE BENEFIT PLANS

The Company has a salary deferral 401(k) plan that covers substantially all U.S. employees of the Company. The Company matches participant contributions subject to certain plan limitations. Compensation expense associated with the Company’s matching plan totaled $248,000 and $195,000 for the years ended December 31, 2020 and 2019, respectively. The Company may also make an annual discretionary profit-sharing contribution. No such discretionary contributions were made during the years ended December 31, 2020 and 2019, respectively.

In 2010, the Company established an Employee Stock Purchase Plan (the ESPP). Under the ESPP, eligible employees can participate and purchase common stock semi-annually through accumulated payroll deductions. The compensation committee of the Company’s board of directors administers the ESPP. Under the ESPP, eligible employees may purchase stock at 85% of the lower of the fair market value of a share of common stock on the offering date or the exercise date. The ESPP provides for two six-month purchase periods generally starting on the first trading day on or after October 31 and April 30 of each year. Eligible employees may contribute up to 15% of their eligible compensation. A participant may purchase a maximum of 500 shares of common stock per purchase period. The value of the shares purchased in any calendar year may not exceed $25,000.

The ESPP was effective upon the completion of the Company’s initial public offering in 2010, at which time a total of 32,961 shares of the Company’s common stock were made available for sale. As of January 1 of each year, the number of available shares is automatically restored to the original level. A total of 13,812 and 5,655 shares of the Company’s common shares were acquired through the ESPP during the years ended December 31, 2020 and 2019, respectively. As such, on January 1, 2021 and 2020, respectively, an additional 13,812 and 5,655 shares became available for future issuance under the ESPP. In accordance with ASC 718-50, the ability to purchase stock at 85% of the lower of the fair market value of a share of common stock on the offering date or the exercise date represents an option. The Company estimates the fair value of such options at the inception of each offering period using the Black-Scholes valuation model. In connection with the ESPP, the Company recorded $60,000 and $32,000 of compensation expense for the years ended December 31, 2020 and 2019, respectively.

19. SEGMENT INFORMATION

For the years ended December 31, 2020 and 2019, two customers within the U.S. segment that are large pharmaceutical distributors accounted for 49% and 60% of the Company’s consolidated revenues for the years ended December 31, 2020 and 2019, respectively. These same two customers within the U.S. segment accounted for approximately 67% and 68% of the Company’s consolidated accounts receivable at December 31, 2020 and 2019, respectively.

The Company’s chief operating decision maker is the Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, the business is principally managed and organized based upon geographic and regulatory environment. Each of the Company’s segments – U.S. and International– is separately managed. Other is presented to reconcile to consolidated totals. The Company does not report balance sheet information by segment because the Company’s chief operating decision maker does not review that information.

Each of the Company’s U.S. and International segments is separately managed and is evaluated primarily upon segment income or loss from operations. The Company allocates certain operating expenses between its reporting segments based on activity-based costing methods. These activity-based costing methods require the Company to make estimates that affect the amount of each expense category that is attributed to each segment. Changes in these estimates will directly affect the amount of expense allocated to each segment and therefore the operating profit of each reporting segment.

The following table presents a summary of the Company’s reporting segments for the years ended December 31, 2020 and 2019:

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	December 31, 2020
	U.S.	International	Other	Consolidated
	(In thousands)
NET REVENUE	$24,809	$26,011	$—	$50,820
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(2,858)	(4,083)	—	(6,941)
GROSS PROFIT	21,951	21,928	—	43,879

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	6,239	3,280	149	9,668
GENERAL AND ADMINISTRATIVE EXPENSES	7,971	2,812	869	11,652
SALES AND MARKETING EXPENSES	14,273	5,790	321	20,384
DEPRECIATION AND AMORTIZATION	—	—	2,676	2,676
OPERATING EXPENSES	28,483	11,882	4,015	44,380
SEGMENT (LOSS) INCOME FROM OPERATIONS	(6,532)	10,046	(4,015)	(501)
OTHER INCOME AND EXPENSES, NET			(4,906)	(4,906)
NET LOSS BEFORE TAXES				$(5,407)

	Year Ended
	December 31, 2019
	U.S.	International	Other	Consolidated
	(In thousands)
NET REVENUE	$32,283	$21,660	$—	53,943
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(3,487)	(3,139)	—	(6,626)
GROSS PROFIT	28,796	18,521	—	47,317

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	5,943	4,634	415	10,992
GENERAL AND ADMINISTRATIVE EXPENSES	8,449	3,261	1,561	13,271
SALES AND MARKETING EXPENSES	17,591	7,616	480	25,687
DEPRECIATION AND AMORTIZATION	—	—	2,641	2,641
OPERATING EXPENSES	31,983	15,511	5,097	52,591
SEGMENT (LOSS) INCOME FROM OPERATIONS	(3,187)	3,010	(5,097)	(5,274)
OTHER INCOME AND EXPENSES, NET			(4,953)	(4,953)
NET LOSS BEFORE TAXES				$(10,227)

EXHIBIT INDEX

Exhibit	Exhibit
Number	Title
3.1

Restated Certificate of Incorporation of Registrant, as amended on various dates (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, as filed on March 2, 2020, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 2, 2020, and incorporated herein by reference)
4.1

Irrevocable Waiver of Rights to Designate Series A Director dated May 16, 2014 (filed as Exhibit 4.11 to the Registrant’s Current Report on Form 8-K, as filed on May 16, 2014, and incorporated herein by reference)

4.2

Warrant Agreement dated October 20, 2016 by and among the Registrant and Hercules Capital, Inc. f/k/a Hercules Technology Growth Capital, Inc. (filed as Exhibit 4.16 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 4, 2016, and incorporated herein by reference)

4.3*	Description of Securities
10.1†

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on October 30, 2009, and incorporated herein by reference)

10.2

Office Lease by and between Rubicon, L.C. and Alimera Sciences, Inc., dated as of May 27, 2003, as amended on various dates through August 14, 2014 (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, as filed on February 25, 2019, and incorporated herein by reference)

10.3.A†

2010 Equity Incentive Plan (filed as Exhibit 10.9 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on April 6, 2010, and incorporated herein by reference)

10.3.B†

Form of Notice of Stock Option Grant and Stock Option Agreement under 2010 Equity Incentive Plan (filed as Exhibit 10.30 to Registrant’s Annual Report on Form 10-K, as filed on March 25, 2011, and incorporated herein by reference)

10.3.C†

Form of Notice of Stock Unit Award and Stock Unit Agreement under 2010 Equity Incentive Plan (filed as Exhibit 10.34 to Registrant’s Annual Report on Form 10-K, as filed on March 30, 2012, and incorporated herein by reference)

10.3.D†

UK Sub-Plan of the 2010 Equity Incentive Plan of Alimera Sciences, Inc. (filed as Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 7, 2012, and incorporated herein by reference and replaced by Exhibit 10.3.G)

10.3.E†

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

10.4.B†	Amendment No. 1 to 2010 Employee Stock Purchase Plan (filed as Exhibit 10.7.A to the Registrant’s Annual Report on Form 10-K, as filed March 13, 2015, and incorporated herein by reference)
10.4.C†	Amendment No. 2 to 2010 Employee Stock Purchase Plan (filed as Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8, as filed November 2, 2020, and incorporated herein by reference)
10.5.A†	Alimera Sciences, Inc. 2019 Omnibus Incentive Plan (filed as Exhibit 10.60 to the Registrant’s Current Report on Form 8-K, as filed on June 19, 2019, and incorporated herein by reference)
10.5.B†

Form of Stock Option Agreement under the Alimera Sciences, Inc. 2019 Omnibus Incentive Plan (filed as Exhibit 10.61 to the Registrant’s Current Report on Form 8-K, as filed on June 19, 2019, and incorporated herein by reference)

10.5.C†

Form of Restricted Stock Agreement under the Alimera Sciences, Inc. 2019 Omnibus Incentive Plan (filed as Exhibit 10.5.C to the Registrant’s Quarterly Report on Form 10-Q, as filed May 6, 2020, and incorporated herein by reference)

10.5.D†

Form of Restricted Stock Unit Agreement under the Alimera Sciences, Inc. 2019 Omnibus Incentive Plan (filed as Exhibit 10.5.D to the Registrant’s Quarterly Report on Form 10-Q, as filed May 6, 2020, and incorporated herein by reference)

10.6†

Alimera Sciences, Inc. 2019 Non-Employee Director Compensation Program (filed as Exhibit 10.62 to the Registrant’s Current Report on Form 8-K, as filed July 19, 2019, and incorporated herein by reference)

10.7.A†

Amended and Restated Employment Agreement, effective as of October 23, 2014, by and between the Registrant and David Holland (filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, as filed on March 13, 2015, and incorporated herein by reference)

10.7.B†

Succession and Consulting Agreement, dated as of November 28, 2018, by and between Alimera Sciences, Inc. and C. Daniel Myers (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed November 29, 2018, and incorporated herein by reference)

10.7.C†

Amended and Restated Succession and Consulting Agreement, dated as of March 27, 2019, by and between Alimera Sciences, Inc. and Kenneth Green, Ph.D. (filed as Exhibit 10.57 to the Registrant’s Current Report on Form 8-K, as filed May 7, 2019, and incorporated herein by reference)

10.7.D†

Amended and Restated Employment Agreement, dated as of January 2, 2019, by and between Alimera Sciences, Inc. and Richard S. Eiswirth, Jr. (filed as Exhibit 10.58 to the Registrant’s Current Report on Form 8-K, as filed May 8, 2019, and incorporated herein by reference)

10.7.E†

First Amendment to Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan of Richard S. Eiswirth, Jr. (filed as Exhibit 10.3.I to the Registrant’s Quarterly Report on Form 10-Q, as filed May 6, 2020, and incorporated herein by reference)

10.7.F†

Employment Agreement, dated as of January 2, 2019, by and between Alimera Sciences, Inc. and J. Philip Jones (filed as Exhibit 10.59 to the Registrant’s Current Report on Form 8-K, as filed May 8, 2019, and incorporated herein by reference)

10.7.G†

Contract of Employment dated November 3, 2012 by and between the Registrant and Philip Ashman (filed as Exhibit 10.40 to the Registrant's Annual Report on Form 10-K, as filed on March 28, 2013, and incorporated herein by reference)

10.7.H†

Employment Agreement, dated as of July 27, 2020, by and between Alimera Sciences, Inc. and Samer E. Kaba, M.D. (filed as Exhibit 10.8.F to the Registrant’s Quarterly Report on Form 10-Q, as filed November 3, 2020, and incorporated herein by reference)

10.9.A	Securities Purchase Agreement dated July 17, 2012 (filed as Exhibit 10.36 to the Registrant’s Current Report, as filed on July 18, 2012, and incorporated herein by reference)
10.9.B	Amendment No. 1 to Securities Purchase Agreement dated September 21, 2012 (filed as Exhibit 10.37 to the Registrant’s Current Report, as filed on October 2, 2012, and incorporated herein by reference)
10.10‡

Manufacturing Services Agreement by and between the Registrant and Flextronics Medical Sales and Marketing, Ltd. (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2012, and incorporated herein by reference)

10.11‡

First Amended and Restated Commercial Contract Manufacturing Agreement dated as of February 5, 2016 by and between Alimera Sciences, Inc. and Alliance Medical Products, Inc. d.b.a. Siegfried Irvine (filed as Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q, as filed on May 6, 2016, and incorporated herein by reference)

10.12**

Manufacturing Services Agreement between Alimera Sciences, Inc. and Cadence, Inc. dated October 30, 2020 (including related Supplier Quality Agreement) (filed as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q, as filed November 3, 2020, and incorporated herein by reference)

10.13‡

Second Amended and Restated Collaboration Agreement by and between pSivida US Inc. and Alimera Sciences, Inc. dated July 10, 2017 (filed as Exhibit 10.23 to pSivida Corp.’s Annual Report on Form 10-K for the year ended June 30, 2017 (SEC File No. 000-51122), as filed September 13, 2017, and incorporated herein by reference)

10.14.A

Exit Fee Agreement dated as of January 5, 2018 by and among Alimera Sciences, Inc., Solar Capital Ltd. as collateral agent, and the Lenders (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed January 8, 2018, and incorporated herein by reference)

10.14.B**

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

Consent to Loan and Security Agreement dated as of April 21, 2020 by and among Alimera Sciences, Inc., Solar Capital Ltd., as collateral agent, and the Lenders parties thereto, including Solar Capital Ltd. in its capacity as a Lender (filed as Exhibit 10.14.D to the Registrant’s Current Report on Form 8-K, as filed April 23, 2020, and incorporated herein by reference)

10.14.E**

First Amendment to Loan and Security Agreement dated as of May 1, 2020, by and among Alimera Sciences, Inc., Solar Capital Ltd., as Collateral Agent, and the parties signatory thereto as Lenders, including Solar in its capacity as a Lender (filed as Exhibit 10.14E to the Registrant’s Current Report on Form 8-K, as filed May 1, 2020, and incorporated herein by reference)

10.15.A

U.S. Small Business Administration Note dated April 21, 2020 of Alimera Sciences, Inc. in favor of HSBC Bank USA, National Association as the Lender (filed as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K, as filed April 23, 2020, and incorporated herein by reference)

10.15.B

Loan Agreement dated April 21, 2020 between HSBC Bank USA, National Association and Alimera Sciences, Inc. (filed as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K, as filed April 23, 2020, and incorporated herein by reference)

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
101

The following financial information from The Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) Consolidated Statements of Operations for the years ended December 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2020 and 2019, (iv) Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2020 and 2019, and (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.

‡Confidential treatment has been granted with respect to certain portions of this document.

**Certain confidential information contained in this agreement has been omitted because it is not material and would be competitively harmful if publicly disclosed.

*Filed herewith.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Alpharetta, Georgia, on March 4, 2021.

ALIMERA SCIENCES, INC.

By:	/s/ Richard S. Eiswirth, Jr.
Name:	Richard S. Eiswirth, Jr.
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard S. Eiswirth, Jr. Richard S. Eiswirth, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2021
/s/ J. Philip Jones J. Philip Jones	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2021
/s/ C. Daniel Myers C. Daniel Myers	Chairman of the Board of Directors	March 4, 2021
/s/ James Largent James Largent	Lead Independent Director	March 4, 2021
/s/ Brian K. Halak Brian K. Halak, Ph.D.	Director	March 4, 2021
/s/ Garheng Kong Garheng Kong, M.D., Ph.D.	Director	March 4, 2021
/s/ Peter J. Pizzo, III Peter J. Pizzo, III	Director	March 4, 2021
/s/ John Snisarenko John Snisarenko	Director	March 4, 2021
/s/ Mary T. Szela Mary T. Szela	Director	March 4, 2021