Form 10-Q
period 2021-03-31
ALIMERA SCIENCES INC
filed 2021-05-07
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 5, 2021, there were 6,915,464 shares of the registrant’s Common Stock issued and outstanding.

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

We encourage you to read the discussion and analysis of our financial condition and the accompanying unaudited interim condensed consolidated financial statements and notes thereto (Interim Financial Statements) contained in this Quarterly Report on Form 10-Q. We also encourage you to read Item 1A of Part 1 of our Annual Report on Form 10-K for FY 2020, entitled “Risk Factors,” which contains a more detailed discussion of some of the risks and uncertainties associated with our business. In addition to the risks summarized below and in “Risk Factors” in our Annual Report on Form 10-K, other unknown or unpredictable factors also could affect our results. There can be no assurance that we will in fact achieve the actual results or developments we anticipate or, even if we do substantially realize them, that they will have the expected consequences to, or effects on, us. Therefore, we can give no assurances that we will achieve the outcomes stated in those forward-looking statements and estimates. Meaningful factors that could cause actual results to differ include:

Risks Related to the COVID-19 Pandemic

•the adverse effects of the COVID-19 pandemic, and its unpredictable duration, in the regions where we have customers, employees and distributors;

•the adverse effects of the COVID-19 pandemic on sales of ILUVIEN resulting from (a) limitations on in-person access to physicians for treatment imposed by governments or healthcare facilities, including those imposed in Europe and the U.K., and (b) the unwillingness of patients, many of whom suffer from diabetes and diabetic macular edema and, in Europe and the U.K., non-infectious uveitis, to visit their physicians in person for fear of contracting the COVID-19 coronavirus;

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

•the possibility that distribution of the ILUVIEN® insert or applicator may be disrupted by government action related to COVID-19 or by the effect of the pandemic on our manufacturers’ or distributors’ workforces;

•the possibility of reduced efficiency and potential distractions of our employees resulting from the prolonged impact of the COVID-19 pandemic, and the resulting loss of productivity;

•the possibility that the economic impact of the COVID-19 pandemic will cause our distributors to vary the way they manage inventory, which will cause our revenue to be inconsistent quarter to quarter;

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

•the possibility that the NEW DAY Study may (a) fail to demonstrate the efficacy of ILUVIEN as baseline therapy in patients with early diabetic macular edema (DME) or to generate data demonstrating the benefits of ILUVIEN when compared to the current leading therapy for DME, and (b) take longer to enroll or be more costly to complete than we currently anticipate;

•our possible inability to expand our portfolio of ophthalmic products;

Manufacturing Risks

•uncertainty associated with our transition from the previous third-party manufacturer of certain component parts of the ILUVIEN applicator to Cadence, Inc., the successor manufacturer;

•the possibility that the necessary regulatory approvals and qualification may not be obtained from the FDA in time to permit Cadence, Inc. to manufacture the components used in the ILUVIEN applicator to satisfy our inventory needs within the U.S. market;

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

Financial Risks

•the possibility that we may fail to comply with the financial covenants in our $45.0 million Loan and Security Agreement with SLR Investment Corp. as Collateral Agent (Agent), and certain other lenders, including SLR Investment in its capacity as a lender, dated December 31, 2019, as amended (the 2019 Solar Loan Agreement);

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

Regulatory Risks

•uncertainty associated with our pursuit of reimbursement from local health authorities in certain countries for the additional indication for ILUVIEN for prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment of the eye (NIU-PS);

•delay in or failure to obtain regulatory approval and reimbursement of ILUVIEN or any future products or product candidates in additional markets where we do not currently sell ILUVIEN;

•uncertainty associated with our ability to successfully commercialize ILUVIEN following regulatory approval in additional markets; and

Intellectual Property Risks

•the possibility that we may be adversely affected by the expiration of patents that protect key aspects of ILUVIEN.

Unless the context otherwise requires, throughout this Quarterly Report on Form 10-Q, the words “Alimera” “we,” “us,” the “registrant” or the “Company” refer to Alimera Sciences, Inc. and its subsidiaries (as applicable).

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$8,266	$11,208
Restricted cash	35	34
Accounts receivable, net	15,702	17,200
Prepaid expenses and other current assets	3,736	3,718
Inventory (Note 7)	2,591	2,746
Total current assets	30,330	34,906
NON-CURRENT ASSETS:
Property and equipment, net	1,559	1,638
Right of use assets, net	619	720
Intangible asset, net (Note 8)	12,359	12,838
Deferred tax asset	720	753
TOTAL ASSETS	$45,587	$50,855
CURRENT LIABILITIES:
Accounts payable	$6,343	$7,461
Accrued expenses	2,873	3,197
Paycheck Protection Program (PPP) loan (Note 10)	1,778	1,481
Finance lease obligations	215	209
Total current liabilities	11,209	12,348
NON-CURRENT LIABILITIES:
Notes payable, net of discount (Note 10)	42,352	42,408
Finance lease obligations — less current portion	451	514
Other non-current liabilities	3,535	3,563
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value — 10,000,000 shares authorized at March 31, 2021 and December 31, 2020:
Series A Convertible Preferred Stock, 1,300,000 authorized and 600,000 issued and outstanding at March 31, 2021 and December 31, 2020; liquidation preference of $24,000 at March 31, 2021 and December 31, 2020	19,227	19,227
Common stock, $.01 par value — 150,000,000 shares authorized, 5,753,492 shares issued and outstanding at March 31, 2021 and 5,719,367 shares issued and outstanding at December 31, 2020	58	57
Additional paid-in capital	366,092	365,830
Common stock warrants	370	370
Accumulated deficit	(396,557)	(392,909)
Accumulated other comprehensive loss	(1,150)	(553)
TOTAL STOCKHOLDERS’ DEFICIT	(11,960)	(7,978)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$45,587	$50,855

See Notes to Unaudited Interim Condensed Consolidated Financial Statements (Interim Financial Statements).

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2021	2020
	(In thousands, except share and per share data)
NET REVENUE	$11,214	$14,535
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,562)	(1,927)
GROSS PROFIT	9,652	12,608
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	3,213	2,883
GENERAL AND ADMINISTRATIVE EXPENSES	3,413	2,983
SALES AND MARKETING EXPENSES	4,818	5,870
DEPRECIATION AND AMORTIZATION	638	654
OPERATING EXPENSES	12,082	12,390
(LOSS) INCOME FROM OPERATIONS	(2,430)	218
INTEREST EXPENSE AND OTHER	(1,343)	(1,292)
UNREALIZED FOREIGN CURRENCY GAIN (LOSS), NET	125	(81)
NET LOSS BEFORE TAXES	(3,648)	(1,155)
PROVISION FOR TAXES	—	(43)
NET LOSS	$(3,648)	$(1,198)
NET LOSS PER COMMON SHARE — Basic and diluted	$(0.63)	$(0.24)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and diluted	5,755,424	4,980,722

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
NET LOSS	$(3,648)	$(1,198)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(597)	(86)
TOTAL OTHER COMPREHENSIVE LOSS	(597)	(86)
COMPREHENSIVE LOSS	$(4,245)	$(1,284)

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,648)	$(1,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	638	654
Unrealized foreign currency transaction (gain) loss	(125)	81
Amortization of debt discount	240	239
Stock-based compensation expense	262	440
Changes in assets and liabilities:
Accounts receivable	1,335	3,036
Prepaid expenses and other current assets	(35)	54
Inventory	106	177
Accounts payable	(1,003)	(1,154)
Accrued expenses and other current liabilities	(259)	(1,627)
Other long-term liabilities	(12)	(154)
Net cash (used in) provided by operating activities	(2,501)	548
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(84)	(25)
Net cash used in investing activities	(84)	(25)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt	—	2,500
Payment of debt costs	—	(3)
Payment of finance lease obligations	(57)	(82)
Net cash (used in) provided by financing activities	(57)	2,415
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(299)	(124)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(2,941)	2,814
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	11,242	9,459
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$8,301	$12,273
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,061	$1,007
Cash paid for income taxes	$4	$30
Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$—	$74
Note payable end of term payment accrued but unpaid	$2,125	$2,125

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Series A		Series C
			Convertible		Convertible					Accumulated
	Common Stock		Preferred Stock		Preferred Stock		Additional	Common		Other
							Paid-In	Stock	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Loss	Total
2020	(In thousands, except share data)
Balance, December 31, 2019	4,965,949	$50	600,000	$19,227	10,150	$11,117	$350,117	$3,707	$(387,570)	$(1,093)	$(4,445)
Issuance of common stock, net of issuance costs	62,933	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	440	—	—	—	440
Other	—	—	—	—	—	—	(115)	—	—	—	(115)
Net loss	—	—	—	—	—	—	—	—	(1,198)	—	(1,198)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(86)	(86)
Balance, March 31, 2020	5,028,882	$50	600,000	$19,227	10,150	$11,117	$350,442	$3,707	$(388,768)	$(1,179)	$(5,404)

2021
Balance, December 31, 2020	5,719,367	$57	600,000	$19,227	—	$—	$365,830	$370	$(392,909)	$(553)	$(7,978)
Issuance of common stock, net of issuance costs	45,000	1	—	—	—	—	—	—	—	—	1
Stock option exercises	58	—	—	—	—	—	—	—	—	—	—
Forfeitures of restricted stock	(10,933)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	262	—	—	—	262
Net loss	—	—	—	—	—	—	—	—	(3,648)	—	(3,648)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(597)	(597)
Balance, March 31, 2021	5,753,492	$58	600,000	$19,227	—	$—	$366,092	$370	$(396,557)	$(1,150)	$(11,960)

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Alimera Sciences, Inc., together with its wholly owned subsidiaries (the Company), is a pharmaceutical company that specializes in the development and commercialization of ophthalmic pharmaceuticals. The Company’s only product is ILUVIEN®, which has received marketing authorization in 24 countries for the treatment of diabetic macular edema (DME). In the U.S. and certain other countries outside Europe, ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure. In 17 countries in Europe, ILUVIEN is indicated for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. In addition, ILUVIEN has received marketing authorization in 16 European countries, and reimbursement in five countries for the prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment (NIU-PS).

The Company markets ILUVIEN directly in the U.S., Germany, the U.K., Portugal and Ireland and have made ILUVIEN available in the Nordic Region (Denmark, Finland, Norway and Sweden) with the support of an exclusive wholesaler. In addition, the Company has entered into various agreements under which distributors are providing or will provide regulatory, reimbursement and sales and marketing support for ILUVIEN in Austria, Belgium, the Czech Republic, France, Italy, Luxembourg, the Netherlands, Spain, Australia, New Zealand, Canada and several countries in the Middle East. In addition, the Company has granted an exclusive license to Ocumension Therapeutics for the development and commercialization of the Company’s 0.19mg fluocinolone acetonide intravitreal injection in China, East Asia and the Western Pacific. As of March 31, 2021, the Company has recognized sales of ILUVIEN to its international distributors in the Middle East, Austria, France, Italy, Spain and the Netherlands.

Effects of the COVID-19 Pandemic

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, and the public at large to limit the COVID-19 pandemic’s spread have had, and the Company expects will continue to have, certain negative effects on, and present certain risks to, the Company’s business. These limitations and other effects of the COVID-19 pandemic have had an adverse impact on our revenues beginning late in the first quarter of 2020 and continuing through the first quarter of 2021. We expect these factors to continue to adversely impact our revenue, and the extent and duration of that impact is uncertain at this time, particularly in light of the emergence of COVID-19 variants that may increase the transmissibility of the coronavirus or be more deadly, or both. Depending on the duration of these limitations and the severity and duration of other effects of the COVID-19 pandemic, our liquidity and financial condition may be adversely affected in the future as well. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the Company’s quarterly financial results, including impairment of intangible assets, the income tax provision and realizability of certain receivables. Should the pandemic continue for an extended period, the continued impact on the Company’s operations could have an adverse effect on the Company’s revenue, financial condition and cash flows.

In response to the COVID-19 pandemic, the Company has implemented measures to mitigate the impact of the pandemic on its financial position and operations. These measures include the following:

•The Company is continuing to manage its cost structure, managing spending where possible to mitigate any anticipated loss of revenue.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accompanying Interim Financial Statements and related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020 and related notes included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 4, 2021. The financial results for any interim period are not necessarily indicative of the expected financial results for the full year.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020.

Reclassifications

Within the operating expenses section of the Condensed Consolidated Statements of Operations for the quarter ended March 31, 2020 as well as within the International segment (see Note 15), the Company reclassified $198,000 in sales and marketing expenses associated with its country managers in Europe from general and administrative expenses to sales and marketing expenses. The Company made this reclassification to provide additional transparency of the activity being performed and to conform them to the current quarter presentation. These changes had no impact on previously reported consolidated balance sheets, net loss on our statements of operations, comprehensive loss, stockholders’ deficit or cash flows.

Adoption of New Accounting Standard

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

As of March 31, 2021, the Company had received a total of $1,000,000 of milestone payments in connection with the Company’s Canadian distributor that it has not recognized as revenue based on the Company’s analysis in connection with ASU 2014-09, Revenue from Contracts with Customers (ASC 606). These deferred revenues are included as a component of other non-current liabilities within the Company’s consolidated balance sheets.

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

Product Returns

The Company’s policies provide for product returns in the following circumstances: (a) expiration of shelf life on certain products; (b) product damaged while in the Customer’s possession; and (c) following product recalls. Generally, returns for expired product are accepted three months before and up to one year after the expiration date of the related product, and the related product is destroyed after it is returned. The Company may either refund the sales price paid by the Customer by issuing a credit or exchange the returned product for replacement inventory. The Company typically does not provide cash refunds. The Company estimates the proportion of recorded revenue

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that will result in a return by considering relevant factors, including historical returns experience, the estimated level of inventory in the distribution channel, the shelf life of products and product recalls, if any.

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

Other Revenue

The Company enters into agreements in which it licenses certain rights to its products to partner companies that act as distributors. The terms of these arrangements may include payment to the Company of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services the Company provides; and a revenue share on net sales of licensed products. Each of these payments would be recognized as other revenues.

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

Certain of these agreements include consideration in the form of milestone payments. At the inception of each arrangement that includes milestone payments, the Company evaluates the recognition of milestone payments. Typically, milestone payments are associated with events that are not entirely within the control of the Company or the licensee, such as regulatory approvals, are included in the transaction price, and are subject to a constraint until it is probable that there will not be a significant revenue reversal, typically upon achievement of the milestone. At the end of each reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. To date Other Revenue has been insignificant. Further, no Other Revenue was recognized for the three months ended March 31, 2021 and 2020.

Customer Payment Obligations

The Company receives payments from its Customers based on billing schedules established in each contract, which vary across the Company’s locations, but generally range between 30 to 120 days. Occasionally, the Company extends the timing of receipt of payment for the Company’s international Customers. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation is that the Customer will pay for the product or services in one year or less of receiving those products or services.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental balance sheet information as of March 31, 2021 and December 31, 2020 for the Company’s operating leases is as follows:

	March 31,	December 31,
	2021	2020
	(In thousands)
NON-CURRENT ASSETS:
Right of use assets, net	$619	$720
Total lease assets	$619	$720
CURRENT LIABILITIES:
Accrued expenses	$310	$405
NON-CURRENT LIABILITIES:
Other non-current liabilities	410	438
Total lease liabilities	$720	$843

The Company’s operating lease cost for the three months ended March 31, 2021 was $118,000 and is included in general and administrative expenses in its condensed consolidated statement of operations. The Company’s operating lease cost for the three months ended March 31, 2020 was $127,000 and is included in general and administrative expenses in its condensed consolidated statement of operations.

As of March 31, 2021, a schedule of maturity of lease liabilities under all of the Company’s operating leases is as follows:

Years Ending December 31	(In thousands)
2021 (remaining)	$322
2022	170
2023	170
2024	170
Thereafter	—
Total	832
Less amount representing interest	(112)
Present value of minimum lease payments	720
Less current portion (as a portion of accrued expenses)	(310)
Non-current portion (as a portion of other non-current liabilities)	$410

Cash paid for operating leases was $149,000 during the three months ended March 31, 2021. No right of use assets were obtained in exchange for operating leases for the three months ended March 31, 2021.

As of March 31, 2021, the weighted average remaining lease terms of the Company’s operating leases was 3.0 years. The weighted average discount rate used to determine the lease liabilities was 10.1%.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental balance sheet information as of March 31, 2021 and December 31, 2020 for the Company’s finance leases is as follows:

	March 31,	December 31,
	2021	2020
	(In thousands)
NON-CURRENT ASSETS:
Property and equipment, net	$704	$810
Total lease assets	$704	$810
CURRENT LIABILITIES:
Finance lease obligations	$215	$209
NON-CURRENT LIABILITIES:
Finance lease obligations — less current portion	451	514
Total lease liabilities	$666	$723

Depreciation expense associated with property and equipment under finance leases was approximately $105,000 and $81,000 for the three months ended March 31, 2021 and 2020, respectively. Interest expense associated with finance leases was $17,000 and $7,000 for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, a schedule of maturity of lease liabilities under finance leases, together with the present value of minimum lease payments, is as follows:

Years Ending December 31	(In thousands)
2021 (remaining)	$270
2022	269
2023	129
Total	668
Less amount representing interest	(2)
Present value of minimum lease payments	666
Less current portion	(215)
Non-current portion	$451

Cash paid for finance leases was $99,000 during the three months ended March 31, 2021. No property and equipment was obtained in exchange for finance leases during the three months ended March 31, 2021.

As of March 31, 2021, the weighted average remaining lease terms of the Company’s finance leases was 1.8 years. The weighted average discount rate used to determine the finance lease liabilities was 9.3%.

6. GOING CONCERN

The accompanying Interim Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Interim Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

To date, the Company has incurred recurring losses and negative cash flow from operations and has accumulated a deficit of $396,557,000 from inception through March 31, 2021. As of March 31, 2021, the Company had approximately $8,266,000 in cash and cash equivalents. On April 14, 2021, the Company entered into four agreements with Ocumension Therapeutics that resulted in gross proceeds to the Company of $20,000,000 (see Note 16). However, should the impact of the COVID-19 pandemic be extended, the Company may need to reevaluate its planned expenses and reduce its expenses in the future.

Further, the Company must maintain compliance with the debt covenants of its $45,000,000 Loan and Security Agreement dated December 31, 2019 with SLR Investment Corp., as amended (see Note 10). In management’s opinion, the uncertainty regarding future revenues raises substantial doubt about the Company’s ability to continue as a going concern without access to additional debt and/or equity financing over the course of the next twelve months.

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To meet the Company’s future working capital needs, the Company may need to raise additional debt or equity financing. While the Company has from time to time been able to raise additional capital through issuance of equity and/or debt financing, the Company cannot guarantee that it will be able to maintain debt compliance, raise additional equity, contain or reduce expenses, or increase revenue. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern within one year after these Interim Financial Statements are issued.

7. INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2021	2020
	(In thousands)
Component parts (1)	$326	$623
Work-in-process (2)	329	1,221
Finished goods	1,936	902
Total Inventory	$2,591	$2,746

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

The gross carrying amount of the intangible asset is $25,000,000, which is being amortized over approximately 13 years from the acquisition date. The amortization expense related to the intangible asset was approximately $478,000 and $484,000 for the three months ended March 31, 2021 and 2020, respectively. The net book value of the intangible asset was $12,359,000 and $12,838,000 as of March 31, 2021 and December 31, 2020, respectively.

The estimated future amortization expense as of March 31, 2021 for the remaining periods in the next five years and thereafter is as follows:

Years Ending December 31	(In thousands)
2021 (remaining)	$1,462
2022	1,940
2023	1,940
2024	1,946
2025	1,940
Thereafter	3,131
Total	$12,359

9. LICENSE AGREEMENTS

EyePoint Agreement

In February 2005, the Company entered into an agreement with EyePoint (formerly known as pSivida US, Inc.) for the use of fluocinolone acetonide (FAc) in EyePoint’s proprietary insert technology. This agreement was subsequently amended a number of times (as

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Following the signing of the New Collaboration Agreement, the Company retained a right to recover up to $15,000,000 of commercialization costs that were incurred prior to profitability of ILUVIEN and to offset a portion of future payments owed to EyePoint with these accumulated commercialization costs, referred to as the Future Offset. Due to the uncertainty of future net profits, the Company has fully reserved the Future Offset in the accompanying Interim Financial Statements. In March 2019, pursuant to the New Collaboration Agreement, the Company forgave $5,000,000 of the Future Offset in connection with the approval of ILUVIEN for NIU-PS in the U.K. As of March 31, 2021, the balance of the Future Offset was approximately $7,785,000.

During the three months ended March 31, 2020, the royalty amount was 6%, which was reduced to 4% due to the recoverable balance of the Future Offset. During the three months ended March 31, 2021, the royalty amount was 6%, which was reduced to 5.2% due to the recoverable balance of the Future Offset. The Company is required to pay an additional 2% royalty on future global net revenues and other related consideration in excess of $75,000,000 in any year. During the three months ended March 31, 2021 and 2020, the Company recognized approximately $584,000 and $581,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization. As of March 31, 2021, approximately $584,000 of this royalty expense was included in the Company’s accounts payable.

10. LOAN AGREEMENTS

2019 Solar Capital Loan Agreement

On December 31, 2019, the Company refinanced its $40.0 million Loan and Security Agreement (the 2018 Solar Loan Agreement) with SLR Investment Corp. (Solar Capital) and other lenders by entering into a $45.0 million Loan and Security Agreement (the 2019 Solar Loan Agreement) with Solar Capital, as Agent, and the parties signing the Loan Agreement from time to time as Lenders, including Solar Capital in its capacity as a Lender (collectively, the Lenders). Under the 2019 Solar Loan Agreement, the Company borrowed $42.5 million on December 31, 2019 and borrowed the remaining $2.5 million on February 21, 2020 (the two borrowings totaling $45.0 million are referred to as the Solar Loan). The Solar Loan matures on July 1, 2024. The Company used the initial proceeds of the Solar Loan to pay off the 2018 Solar Loan, along with related prepayment, legal and other fees and expenses of approximately $2.3 million, which included $2.2 million in fees to Solar Capital.

2018 Exit Fee Agreement

Notwithstanding the repayment of the 2018 Solar Loan with part of the Solar Loan, the Company remains obligated to pay additional fees under the Exit Fee Agreement (2018 Exit Fee Agreement) dated as of January 5, 2018 by and among the Company, Solar Capital as Agent, and the Lenders. The 2018 Exit Fee Agreement survived the termination of the 2018 Solar Loan Agreement upon the repayment of the 2018 Solar Loan and has a term of 10 years. The Company is obligated to pay up to, but no more than, $2,000,000 in fees under the 2018 Exit Fee Agreement.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

First Amendment to 2019 Solar Capital Loan Agreement

On May 1, 2020, the Company entered into a First Amendment (the First Amendment) to the 2019 Solar Loan Agreement. The First Amendment also included revised covenants that applied to the Company’s financial performance during 2020, all of which were met. The First Amendment, among other things, required that a revenue covenant be measured at March 31, 2021 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of our projected revenues in accordance with a plan the Company submitted to Agent in February 2021, and with such plan to be approved by the Company’s board of directors (the Board) and Solar Capital in its sole discretion.

Second Amendment to 2019 Solar Capital Loan Agreement

On March 30, 2021, the Company entered into a Second Amendment (the Second Amendment) to the 2019 Solar Loan Agreement. The Second Amendment, among other things:

(a)reflected Agent’s consent to the Company’s delivery of Board-approved annual financial projections for 2021 by April 1, 2021 (which the Company has delivered);

(b)specified the minimum revenue amount, calculated on a trailing six-month basis and tested at the end of each calendar quarter in 2021, that the Company must achieve for each such period (the Revenue Covenant);

(c)required that the Revenue Covenant be tested at March 31, 2022 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of the Company’s projected revenues in accordance with an annual plan submitted by the Company to Agent by January 15th of such year, such plan to be approved by the Board and Agent in its sole discretion; and

(d)provided that in future years the Company must deliver to Agent and the Lenders as soon as available after approval thereof by the Board, but no later than the earlier of (x) 15 days after such approval and (y) February 28 of such year, the Company’s annual financial projections for the entire current fiscal year as approved by the Board; provided that any revisions to such projections approved by the Board shall be delivered to Agent and the Lenders no later than seven days after such approval.

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

In accordance with the guidance in ASC 470-50, Debt, the Company entered into and accounted for the First Amendment and the Second Amendment as modifications and expensed, as they were incurred, an insignificant amount of legal costs associated with third parties as costs of modifications. The Company did not capitalize any additional costs associated with either Amendment.

Paycheck Protection Program Loan

On April 22, 2020, the Company received a $1,778,000 loan (the PPP Loan) under the Paycheck Protection Program established by the U.S. Small Business Administration as part of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. The PPP Loan was unsecured and was evidenced by a note in favor of HSBC Bank USA, National Association (HSBC) as the lender. On July 21, 2020, the Company submitted an application to HSBC for forgiveness of the PPP Loan. The PPP Loan was forgiven in its entirety, including interest, on April 16, 2021. As a result of forgiveness, the Company will recognize a gain on extinguishment of debt in the second quarter of 2021.

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

Fair Value of Debt

The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing. Therefore, the carrying amount of the notes approximated their fair value at March 31, 2021 and December 31, 2020.

Hercules Loan Agreement and Related Warrant

In connection with the previous loan with Hercules Capital, Inc. (Hercules), on October 20, 2016, the Company issued a warrant to Hercules Capital, Inc. that granted Hercules the right to purchase up to 30,582 shares of the Company’s common stock at an exercise price of $16.35 per share. The right to exercise this warrant expires on October 20, 2021.

11. LOSS PER SHARE (EPS)

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

Basic EPS is computed by dividing net income or loss available to stockholders by the weighted average number of shares outstanding for the period. Diluted EPS is calculated in accordance with ASC 260 by adjusting weighted average shares outstanding for the dilutive effect of common stock options, restricted stock units and warrants. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be anti-dilutive.

Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either classified as participating or would have been anti-dilutive, were as follows:

	March 31,
	2021	2020
Series A convertible preferred stock	601,504	601,504
Series C convertible preferred stock	—	676,667
Common stock warrants	30,582	119,712
Stock options	1,083,124	1,036,484
Total	1,715,210	2,434,367

12. PREFERRED STOCK

Series A Convertible Preferred Stock

As of March 31, 2021, there were 600,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Series C Convertible Preferred Stock

The holders of all of the then outstanding shares of Series C Preferred Stock converted them into 676,667 shares of the Company’s common stock in the third and fourth quarters of 2020. Accordingly, there were no shares of Series C Preferred Stock issued and outstanding at December 31, 2020 or March 31, 2021.

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. EQUITY INCENTIVE PLANS

Under the Company’s 2019 Omnibus Incentive Plan (the 2019 Plan), the Compensation Committee of the Board is authorized to grant equity-based incentive awards that include stock options, restricted stock units (RSUs) and shares of restricted stock to officers, directors, employees and contractors. Equity-based awards are also outstanding under the Company’s 2010 Equity Incentive Plan, although no new awards can be granted under that plan. The Company also has an employee stock purchase plan.

Stock Options

During the three months ended March 31, 2021 and 2020, the Company recorded compensation expense related to stock options of approximately $235,000 and $292,000, respectively. As of March 31, 2021, the total unrecognized compensation cost related to non-vested stock options granted was $1,552,000 and is expected to be recognized over a weighted average period of 2.58 years. The following table presents a summary of stock option activity for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021		2020
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price ($)	Options	Price ($)
Options outstanding at beginning of period	939,379	26.72	871,472	35.46
Grants	187,150	5.02	168,850	6.75
Forfeitures and expirations	(43,347)	7.80	(3,838)	20.99
Exercises	(58)	6.75	—	—
Options outstanding at period end	1,083,124	23.73	1,036,484	30.84
Options exercisable at period end	739,466	31.30	707,763	40.00
Weighted average per share fair value of options granted during the period	$3.22		$4.18

The following table provides additional information related to outstanding stock options as of March 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term	Value ($)
				(In thousands)
Outstanding	1,083,124	23.73	6.14 years	1,311
Exercisable	739,466	31.30	4.80 years	227
Outstanding, vested and expected to vest	1,034,617	24.53	6.00 years	1,137

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides additional information related to outstanding stock options as of December 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term	Value ($)
				(In thousands)
Outstanding	939,379	26.72	5.92 years	—
Exercisable	701,725	32.46	5.02 years	—
Outstanding, vested and expected to vest	911,509	27.26	5.84 years	—

As of March 31, 2021, 51,868 shares remain available for grant under the 2019 Plan.

Restricted Stock and Restricted Stock Units

A summary of restricted stock and restricted stock units (RSU) transactions under the plans are as follows:

	Three Months Ended
	March 31,
	2021		2020
		Weighted		Weighted
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock & RSUs	Fair Value ($)	Stock & RSUs	Fair Value ($)
Restricted stock & RSUs outstanding at beginning of period	30,086	3.12	36,763	13.15
Grants	45,000	5.01	30,086	3.12
Vested units	(25,403)	3.12	(36,763)	13.15
Forfeitures	(10,933)	4.20	—	—
Restricted stock & RSUs outstanding at period end	38,750	5.01	30,086	3.12

Employee stock-based compensation expense related to restricted stock and RSUs recognized in accordance with ASC 718, Compensation - Stock Compensation (ASC 718) was $19,000 and $127,000 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the total unrecognized compensation cost related to restricted stock was $186,000 and is expected to be recognized over a weighted average period of 3.78 years.

Employee Stock Purchase Plan

During the three months ended March 31, 2021 and 2020, the Company recorded compensation expense related to its employee stock purchase plan of approximately $8,000 and $21,000, respectively.

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

At December 31, 2020, the Company had U.S. federal NOL carry-forwards of approximately $131.4 million and state NOL carry-forwards of approximately $96.2 million available to reduce future taxable income. The Company’s U.S. federal NOL carry-forwards remain fully reserved as of March 31, 2021. Except for the NOLs generated after 2017, the U.S. federal NOLs not fully utilized will expire at various dates between 2029 and 2038; most state NOL carry-forwards will expire at various dates between 2021 and 2040. Under the Tax Cuts and Jobs Act of 2017, U.S. federal NOLs and some state NOLs generated after 2017 will carryforward indefinitely.

As of December 31, 2020, the Company had cumulative book losses in foreign subsidiaries of $136.5 million. The Company has not recorded a deferred tax asset for the excess of tax over book basis in the stock of its foreign subsidiaries. The Company anticipates that its foreign subsidiaries will be profitable and have earnings in the future. Once the foreign subsidiaries do have earnings, the Company intends to indefinitely reinvest in its foreign subsidiaries all undistributed earnings of and original investments in such subsidiaries. As a result, the Company does not expect to record deferred tax liabilities in the future related to excesses of book over tax basis in the stock of its foreign subsidiaries in accordance with ASC 740-30-25.

15. SEGMENT INFORMATION

During the three months ended March 31, 2021 and 2020, two customers within the U.S. segment that are large pharmaceutical distributors accounted for 50% and 49%, respectively, of the Company’s consolidated revenues. These same two customers within the U.S. segment accounted for approximately 61% and 67% of the Company’s consolidated accounts receivable at March 31, 2021 and at December 31, 2020, respectively.

During the first quarter of 2021, the Chief Executive Officer (CEO), who is the chief operating decision maker (CODM), changed the manner in which the CODM monitors performance, aligns strategies and allocates resources, which resulted in a change in our operating segments. The Company’s operations are now managed as three operating segments: U.S., International and Operating Cost. The Company determined that each of these operating segments represented a reportable segment. Previously, the Company was managed as two operating segments: U.S. and International.

The Company’s U.S. and International segments represent the sales and marketing, general and administrative and research & development activities dedicated to the respective geographies. The Operating Cost segment primarily represents the general & administrative and research & development activities not specifically associated with the U.S. or International segments and includes expenses such as executive management; information technology administration and support; legal; compliance; clinical studies; and business development.

Each of the Company’s U.S., International and Operating Cost segments is separately managed and is evaluated primarily upon segment income or loss from operations. Other is presented to reconcile to the Company’s consolidated totals. The Company does not report balance sheet information by segment because the Company’s CODM does not review that information. The Company allocates certain operating expenses among its reporting segments based on activity-based costing methods. These activity-based costing methods require the Company to make estimates that affect the amount of each expense category that is attributed to each segment. Changes in these estimates will directly affect the amount of expense allocated to each segment and therefore the operating profit of each reporting segment.

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present a summary of the Company’s reporting segments for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
NET REVENUE	$5,647	$5,567	$—	$—	$11,214
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(751)	(811)	—	—	(1,562)
GROSS PROFIT	4,896	4,756	—	—	9,652

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	725	941	1,538	9	3,213
GENERAL AND ADMINISTRATIVE EXPENSES	241	587	2,396	189	3,413
SALES AND MARKETING EXPENSES	3,278	1,334	143	63	4,818
DEPRECIATION AND AMORTIZATION	—	—	—	638	638
OPERATING EXPENSES	4,244	2,862	4,077	899	12,082
SEGMENT INCOME (LOSS) FROM OPERATIONS	652	1,894	(4,077)	(899)	(2,430)
OTHER INCOME AND EXPENSES, NET				(1,218)	(1,218)
NET LOSS BEFORE TAXES					$(3,648)

	Three Months Ended
	March 31, 2020
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
NET REVENUE	$7,068	$7,467	$—	$—	14,535
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(759)	(1,168)	—	—	(1,927)
GROSS PROFIT	6,309	6,299	—	—	12,608

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,107	825	883	68	2,883
GENERAL AND ADMINISTRATIVE EXPENSES	260	550	1,901	272	2,983
SALES AND MARKETING EXPENSES	4,154	1,491	125	100	5,870
DEPRECIATION AND AMORTIZATION	—	—	—	654	654
OPERATING EXPENSES	5,521	2,866	2,909	1,094	12,390
SEGMENT INCOME (LOSS) FROM OPERATIONS	788	3,433	(2,909)	(1,094)	218
OTHER INCOME AND EXPENSES, NET				(1,373)	(1,373)
NET LOSS BEFORE TAXES					$(1,155)

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. SUBSEQUENT EVENTS

Transactions with Ocumension Therapeutics

On April 14, 2021, the Company entered into four agreements with Ocumension Therapeutics, incorporated in the Cayman Islands with limited liability (Ocumension), or one of its affiliates. These agreements are:

•a Share Purchase Agreement, pursuant to which the Company offered and sold to Ocumension 1,144,945 shares (Shares) of the Company’s common stock, par value $0.01 per share (Common Stock), at a purchase price of $8.734044 per Share, or $10.0 million in total;

•a Voting and Investor Rights Agreement that generally obligates Ocumension to vote its Shares in favor of any proposals recommended by the Board for approval and against any proposals that the Board recommends the Company’s stockholders vote against;

•a Warrant Subscription Agreement under which Ocumension agreed to issue to the Company 1,000,000 warrants conferring for a period of four years the rights to subscribe for an aggregate of 1,000,000 shares of Ocumension at the subscription price of HK$23.88 per warrant share, subject to adjustment; and

•an Exclusive License Agreement (License Agreement) by and between the Company and Ocumension (Hong Kong) Limited, a wholly owned subsidiary of Ocumension (Ocumension HK), pursuant to which the Company granted an exclusive license for the development and commercialization of its 190 microgram fluocinolone acetonide intravitreal implant in applicator in China, East Asia, and the Western Pacific, in exchange for an upfront payment of $10.0 million and aggregated potential sales milestone payments of up to $89,000,000 upon achievement by Ocumension HK of specified amounts of net sales of the licensed product in the future.

Under the License Agreement, Ocumension has the exclusive rights to develop and commercialize the product under its own branded label in Mainland China, Hong Kong Special Administrative Region (SAR), Macau SAR, Taiwan District, South Korea, Brunei, Cambodia, East Timor, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand and Vietnam. The Company will also be the exclusive supplier of product to Ocumension for commercial sale at an agreed upon transfer price.

Forgiveness of Paycheck Protection Program Loan

On April 16, 2021, the Paycheck Protection Program Loan was forgiven. Refer to Note 10, Loan Agreements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes (Interim Financial Statements) that appear elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors. For further information regarding forward-looking statements, please refer to the “Special Note Regarding Forward-Looking Statements and Projections” immediately after the index to this report above.

Overview

Alimera Sciences, Inc., and its subsidiaries (we, our or us), is a pharmaceutical company that specializes in the development and commercialization of prescription ophthalmic pharmaceuticals. We focus on diseases affecting the back of the eye, or retina, because we believe these diseases are not well treated with current therapies and affect millions of people globally. Our only product is ILUVIEN®, which has received marketing authorization and reimbursement in numerous countries for the treatment of DME. In the U.S. and certain other countries outside Europe, ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure. In 17 countries in Europe, ILUVIEN is indicated for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. ILUVIEN is also now indicated in 16 countries in Europe for prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment of the eye (NIU-PS).

We market ILUVIEN directly in the U.S., Germany, the U.K., Portugal, and Ireland, and have made ILUVIEN available in the Nordic Region (Denmark, Finland, Norway and Sweden) with the support of an exclusive wholesaler. In addition, we have entered into various agreements under which distributors are providing or will provide regulatory, reimbursement and sales and marketing support for ILUVIEN in Austria, Belgium, the Czech Republic, France, Italy, Luxembourg, the Netherlands, Spain, Australia, New Zealand, Canada and several countries in the Middle East. In addition, we have granted an exclusive license to Ocumension Therapeutics for the development and commercialization of our 0.19mg fluocinolone acetonide intravitreal injection in China, East Asia and the Western Pacific. As of March 31, 2021, we have recognized sales of ILUVIEN to our international distributors in the Middle East, Austria, France, Italy, Spain, Luxembourg and the Netherlands.

Where We Market ILUVIEN to Treat Diabetic Macular Edema (DME)

ILUVIEN has received marketing authorization for the use of ILUVIEN to treat DME for the indications and in the countries shown in the following table:

Indication for the Treatment of DME	Countries Where ILUVIEN Has Received Marketing Authorization to Treat DME	Countries Where ILUVIEN Has Received Reimbursement Approval to Treat DME	Countries Where ILUVIEN is Currently Marketed to Treat DME
Treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure	U.S., Australia, Canada, Kuwait, Lebanon and the United Arab Emirates	U.S., Kuwait, Lebanon and the United Arab Emirates	U.S., Kuwait, Lebanon and the United Arab Emirates
Treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies	The United Kingdom (U.K.), Germany, France, Italy, Spain, Portugal, Ireland, Austria, Belgium, Denmark, Norway, Finland, Sweden, Poland, Czech Republic, the Netherlands and Luxembourg	The U.K., Germany, France, Italy, Spain, Portugal, Ireland, Luxembourg and the Netherlands	The U.K., Germany, France, Italy, Spain, Portugal, Ireland, Austria, Luxembourg, Denmark, Sweden, Finland and the Netherlands

Where We Market ILUVIEN to Treat Recurrent Non-Infectious Uveitis Affecting the Posterior Segment of the Eye (NIU-PS)

ILUVIEN has received marketing authorization for the use of ILUVIEN to treat NIU-PS for the indications and in the countries shown in the following table:

Indication for the Treatment of NIU-PS	Countries Where ILUVIEN Has Received Marketing Authorization to Treat NIU-PS	Countries Where ILUVIEN Has Received Reimbursement Approval to Treat NIU-PS	Countries Where ILUVIEN is Currently Marketed to Treat NIU-PS
The prevention of relapse in recurrent NIU-PS	The U.K., Germany, France, Spain, Portugal, Ireland, Austria, Belgium, Denmark, Norway, Finland, Sweden, Poland, Czech Republic, the Netherlands and Luxembourg	The U.K., Germany, Ireland (private sector), Luxembourg and the Netherlands	The U.K. Germany, Ireland, Luxembourg, Denmark, Sweden, Finland and the Netherlands

We launched ILUVIEN for the NIU-PS indication in Germany and the U.K. during the third quarter of 2019, the Netherlands during the fourth quarter of 2020 and Luxembourg in the first quarter of 2021. In addition, we secured reimbursement of ILUVIEN for NIU-PS with the major private insurers in Ireland in the first quarter of 2021.

ILUVIEN became commercially available in Finland, Denmark and Sweden during the first quarter of 2021 through our exclusive wholesaler partner.

Effects of the COVID-19 Pandemic

The unprecedented events of the COVID-19 pandemic, and its unpredictable duration, in the regions where we have customers, employees and distributors have had an adverse effect on our sales of ILUVIEN and thus on our net revenues and may in the future have an adverse effect on our liquidity and financial condition. These adverse effects of the pandemic on us have resulted from the following, among other factors:

•Governments and private parties imposed limitations on in-person access to physicians, which adversely affects us in at least two ways. First, these limitations can affect patient access to treatment. Because ILUVIEN is administered only by an injection into the eye, telemedicine is not a viable substitute when administration of treatment is required. Second, limitations on in-person access to physicians also makes it difficult or impossible for our sales representatives (including those employed by our distributors) to meet with retina specialists and their staff to educate them about ILUVIEN.

•Our business is also negatively affected by patients’ concerns in the current environment. Prior to the pandemic, most of our ILUVIEN sales were driven by the use of ILUVIEN to treat diabetic macular edema, or DME. Given that health authorities have cited diabetes as a factor that places a person at higher risk for severe illness from the COVID-19 pandemic, many DME patients are unwilling to visit their physicians in person (even if otherwise permitted) for fear of contracting the COVID-19 coronavirus.

•In addition to the effects of limitations on in-person access to physicians, limitations on travel within and between the countries in which we market and sell ILUVIEN, as well as various types of “shelter in place” orders, have curtailed our in-person marketing activities.

These limitations and other effects of the COVID-19 pandemic have had an adverse impact on our revenues beginning late in the first quarter of 2020 and continuing through the date of this report. We expect these factors to continue to adversely impact our revenue and capital resources, and the extent and duration of that impact is uncertain at this time, particularly in light of the emergence of COVID-19 variants that may increase the transmissibility of the coronavirus or be more deadly, or both. As more and more people in our markets are vaccinated and as governmental restrictions are gradually lifted, however, we look forward to the prospect of a return to more normal conditions later this year and continuing the growth trends we saw prior to the COVID-19 pandemic. (Please refer to “Special Note Regarding Forward-Looking Statements and Projections” above.)

In response to these developments, we have implemented measures to mitigate the impact of the pandemic on our financial position and operations. These measures include the following:

•We are continuing to manage our cost structure, managing spending where possible to mitigate any anticipated loss of revenue.

•Because we believe that our employees are critical to both (a) serving our customers and patients through alternative forms of engagement as the pandemic-related restrictions continue, and (b) realizing the long-term value of ILUVIEN, we have maintained our staffing levels and do not currently have any plans to reduce them.

Recent Development – Transactions with Ocumension Therapeutics

On April 14, 2021, we entered into a transaction with Ocumension Therapeutics, incorporated in the Cayman Islands with limited liability (Ocumension), or one of its affiliates. In the Ocumension transaction, we received a total of $20.0 million in cash under two agreements:

•a Share Purchase Agreement with Ocumension, pursuant to which we offered and sold to Ocumension 1,144,945 shares of our common stock at a purchase price of $8.734044 per share, or $10.0 million in total; and

•an Exclusive License Agreement (License Agreement) with a wholly owned subsidiary of Ocumension, pursuant to which we granted an exclusive license for the development and commercialization of our 190 microgram fluocinolone acetonide intravitreal implant in applicator under Ocumension’s own branded label in China, East Asia, and the Western Pacific, in exchange for an upfront payment of $10.0 million and aggregated potential sales milestone payments of up to $89,000,000 upon achievement by the Ocumension subsidiary of specified amounts of net sales of the licensed product in in the future.

For more information about the Ocumension transaction, see Note 16 of our notes to the accompanying Interim Financial Statements and our Current Report on Form 8-K filed with the SEC on April 14, 2021.

Sources of Revenues

Our revenues for the three months ended March 31, 2021 and 2020 were generated from product sales primarily in the U.S., Germany and the U.K. In the U.S., two large pharmaceutical distributors accounted for 50% and 49% of our consolidated revenues for the three months ended March 31, 2021 and 2020, respectively. These U.S.-based distributors purchase ILUVIEN from us, maintain inventories of ILUVIEN and sell downstream to physician offices, pharmacies and hospitals. Internationally, in countries where we sell direct, our customers are hospitals, clinics and pharmacies. We sometimes refer to physician offices, pharmacies, hospitals and clinics as end users. In international countries where we sell to distributors, these distributors maintain inventory levels of ILUVIEN and sell to their customers.

License Agreement with EyePoint Pharmaceuticals US, Inc.

Under the July 2017 New Collaboration Agreement with EyePoint Pharmaceuticals US, Inc. (EyePoint), we have rights to the technology underlying ILUVIEN for the treatment of (a) human eye diseases, including uveitis, in Europe, the Middle East, and Africa, and (b) human eye diseases other than uveitis worldwide. During the three months ended March 31, 2020, the royalty amount was 6%, which was reduced to 4% due to the recoverable balance of the Future Offset. During the three months ended March 31, 2021, the royalty amount was 6%, which was reduced to 5.2% due to the recoverable balance of the Future Offset. We will pay an additional 2% royalty on future global net revenues and other related consideration in excess of $75,000,000 in any year. (For more information about our agreement with EyePoint, see Note 9 of our notes to the accompanying Interim Financial Statements.)

Results of Operations

	Three Months Ended
	March 31,
	2021	2020
	(In thousands, except share and per share data)
NET REVENUE	$11,214	$14,535
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,562)	(1,927)
GROSS PROFIT	9,652	12,608
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	3,213	2,883
GENERAL AND ADMINISTRATIVE EXPENSES	3,413	2,983
SALES AND MARKETING EXPENSES	4,818	5,870
DEPRECIATION AND AMORTIZATION	638	654
OPERATING EXPENSES	12,082	12,390
(LOSS) INCOME FROM OPERATIONS	(2,430)	218
INTEREST EXPENSE AND OTHER	(1,343)	(1,292)
UNREALIZED FOREIGN CURRENCY GAIN (LOSS), NET	125	(81)
NET LOSS BEFORE TAXES	(3,648)	(1,155)
PROVISION FOR TAXES	—	(43)
NET LOSS	$(3,648)	$(1,198)
NET LOSS PER COMMON SHARE — Basic and diluted	$(0.63)	$(0.24)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and diluted	5,755,424	4,980,722

Net Revenue

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

Net revenue decreased by approximately $3.3 million, or 23%, to approximately $11.2 million for the three months ended March 31, 2021, compared to approximately $14.5 million for the three months ended March 31, 2020. The decrease was attributable to a $1.5 million revenue decrease in our U.S. business related to the impact of the COVID-19 pandemic and a $1.9 million revenue decrease in our International business due to lower distributor sales and the negative effect of the COVID-19 pandemic. The COVID-19 pandemic created a slower than anticipated drawdown of inventory and a decrease in demand in both our direct and distributor markets.

Cost of Goods Sold, Excluding Depreciation and Amortization, and Gross Profit

Gross profit is affected by costs of goods sold, which includes costs of manufactured goods sold and royalty payments to EyePoint under the New Collaboration Agreement. Additionally, cost of goods sold by our international distributors fluctuates depending on the revenue share attributable to the respective contract.

Cost of goods sold, excluding depreciation and amortization, decreased by approximately $300,000, or 16%, to approximately $1.6 million for the three months ended March 31, 2021, compared to approximately $1.9 million for the three months ended March 31, 2020. The decrease was primarily attributable to decreased sales in both our U.S. and International markets.

Gross profit decreased by approximately $2.9 million, or 23%, to approximately $9.7 million for the three months ended March 31, 2021, compared to approximately $12.6 million for the three months ended March 31, 2020. Gross margin was 86% and 87% for the three months ended March 31, 2021 and 2020, respectively.

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

Research, development and medical affairs expenses increased by approximately $300,000, or 10%, to approximately $3.2 million for the three months ended March 31, 2021, compared to approximately $2.9 million for the three months ended March 31, 2020. The increase was primarily attributable to an approximately $530,000 increase in clinical study costs, chiefly consisting of administrative and pass-through costs associated with the NEW DAY Study. This increase was offset by a decrease of approximately $140,000 in travel expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including finance, accounting, information technology, training and employee development. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents and managing license agreements. We expect to continue to incur significant costs to comply with the corporate governance, internal control and similar requirements applicable to public companies.

General and administrative expenses increased by approximately $400,000, or 13%, to approximately $3.4 million for the three months ended March 31, 2021, compared to approximately $3.0 million for the three months ended March 31, 2020. The increase in general and administrative expenses were primarily attributable to increases of approximately $350,000 in personnel costs and $180,000 in professional fees, offset by a decrease of approximately $130,000 in travel expenses.

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

Sales and marketing expenses decreased by approximately $1.1 million, or 19%, to approximately $4.8 million for the three months ended March 31, 2021, compared to approximately $5.9 million for the three months ended March 31, 2020. The decrease was primarily due to decreases of $490,000 in travel expenses, $450,000 in marketing costs related to cost controls we implemented to address the COVID-19 pandemic and $100,000 in market access costs.

Operating Expenses

As a result of the increases and decreases in various expenses described above, total operating expenses decreased by approximately $300,000, or 2%, to approximately $12.1 million for the three months ended March 31, 2021, compared to approximately $12.4 million for the three months ended March 31, 2020. The decrease was primarily attributable to a decrease of approximately $1.1 million in sales and marketing expenses, offset by increases of $400,000 in general and administrative expenses and $300,000 in research, development and medical affairs expenses as described above.

Interest Expense and Other

Interest Expense and Other was $1.3 million for both the three months ended March 31, 2021 and 2020.

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

Basic EPS is computed by dividing net loss available to stockholders by the weighted average number of shares outstanding for the period. Diluted EPS is calculated in accordance with ASC 260 by adjusting weighted average shares outstanding for the dilutive effect of common stock options, restricted stock units and warrants. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, because the effect would be anti-dilutive.

Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either classified as participating and do not share in losses or would have been anti-dilutive, were approximately 1,715,210 for the three months ended March 31, 2021, and 2,434,367 for the three months ended March 31, 2020.

Results of Operations - Segment Review

The following selected unaudited financial and operating data are derived from our Interim Financial Statements. The results and discussions that follow reflect how executive management monitors the performance of our reporting segments.

During the first quarter of 2021, our Chief Executive Officer (CEO), who is our chief operating decision maker (CODM), changed the manner in which the CODM monitors performance, aligns strategies and allocates resources, which resulted in a change in our operating segments. Our operations are now managed as three operating segments: U.S., International and Operating Cost. We determined that each of these operating segments represented a reportable segment. Previously, the business was managed as two operating segments: U.S. and International.

Our U.S. and International segments represent the sales and marketing, general and administrative and research & development activities dedicated to the respective geographies. The Operating Cost segment primarily represents the general & administrative and research & development activities not specifically associated with the U.S. or International segments and include expenses such as executive management; information technology administration and support; legal; compliance; clinical studies; and business development.

Each of our U.S., International and Operating Cost segments is separately managed and is evaluated primarily upon segment income or loss from operations. Other is presented to reconcile to our consolidated totals. We do not report balance sheet information by segment because our CODM does not review that information. We allocate certain operating expenses between our reporting segments based on activity-based costing methods. These activity-based costing methods require us to make estimates that affect the amount of each expense category that is attributed to each segment. Changes in these estimates will directly affect the amount of expense allocated to each segment and therefore the operating profit of each reporting segment.

U.S. Segment

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
NET REVENUE	$5,647	$7,068
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(751)	(759)
GROSS PROFIT	4,896	6,309
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	725	1,107
GENERAL AND ADMINISTRATIVE EXPENSES	241	260
SALES AND MARKETING EXPENSES	3,278	4,154
OPERATING EXPENSES	4,244	5,521
SEGMENT INCOME FROM OPERATIONS	$652	$788

U.S. Segment - three months ended March 31, 2021 compared to the three months ended March 31, 2020

Net revenue. Net revenue decreased by approximately $1.5 million, or 21%, to approximately $5.6 million for the three months ended March 31, 2021, compared to approximately $7.1 million for the three months ended March 31, 2020. Net revenue during the three months ended March 31, 2021 was negatively affected by the COVID-19 pandemic.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, decreased slightly by approximately $10,000, or 1%, to approximately $750,000 for the three months ended March 31, 2021, compared to approximately $760,000 for the three months ended March 31, 2020. Despite the decrease in revenue, cost of goods sold only decreased approximately $10,000 due to the increased costs of manufacturing and inspecting the component parts of ILUVIEN.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $370,000, or 34%, to approximately $730,000 for the three months ended March 31, 2021, compared to approximately $1.1 million for the three months ended March 31, 2020. The decrease was primarily attributable to decreases of approximately $140,000 in personnel costs and $130,000 in consultant costs.

General and administrative expenses. General and administrative expenses decreased by approximately $20,000, or 8%, to approximately $240,000 for the three months ended March 31, 2021, compared to approximately $260,000 for the three months ended March 31, 2020.

Sales and marketing expenses. Sales and marketing expenses decreased by approximately $900,000, or 21%, to approximately $3.3 million for the three months ended March 31, 2021, compared to approximately $4.2 million for the three months ended March 31, 2020. The decrease was primarily attributable to a decrease of approximately $410,000 in marketing costs related to cost controls we implemented to address the COVID-19 pandemic and a decrease of $340,000 in travel expenses resulting from the COVID-19 pandemic.

International Segment

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
NET REVENUE	$5,567	$7,467
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(811)	(1,168)
GROSS PROFIT	4,756	6,299
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	941	825
GENERAL AND ADMINISTRATIVE EXPENSES	587	550
SALES AND MARKETING EXPENSES	1,334	1,491
OPERATING EXPENSES	2,862	2,866
SEGMENT INCOME FROM OPERATIONS	$1,894	$3,433

International Segment - three months ended March 31, 2021 compared to the three months ended March 31, 2020

Net revenue. Net revenue decreased by approximately $1.9 million, or 25%, to approximately $5.6 million for the three months ended March 31, 2021, compared to approximately $7.5 million for the three months ended March 31, 2020. Net revenue decreased due to lower distributor sales and the negative effect of the COVID-19 pandemic. The COVID-19 pandemic created a slower than anticipated drawdown of inventory and decreased demand.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, decreased by approximately $390,000, or 33%, to approximately $810,000 for the three months ended March 31, 2021, compared to approximately $1.2 million for the three months ended March 31, 2020. The decrease was primarily attributable to lower sales.

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $110,000, or 13%, to approximately $940,000 for the three months ended March 31, 2021, compared to approximately $830,000 for the three months ended March 31, 2020. The increase was primarily due to an increase of approximately $140,000 in personnel costs.

General and administrative expenses. General and administrative expenses increased by approximately $40,000, or 7%, to approximately $590,000 for the three months ended March 31, 2021, compared to approximately $550,000 for the three months ended March 31, 2020.

Sales and marketing expenses. Sales and marketing expenses decreased by approximately $200,000, or 13%, to approximately $1.3 million for the three months ended March 31, 2021, compared to approximately $1.5 million for the three months ended March 31, 2020. The decrease was primarily attributable to a decrease of approximately $130,000 in travel expenses.

Operating Cost Segment

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	$1,538	$883
GENERAL AND ADMINISTRATIVE EXPENSES	2,396	1,901
SALES AND MARKETING EXPENSES	143	125
OPERATING EXPENSES	4,077	2,909
SEGMENT LOSS FROM OPERATIONS	$(4,077)	$(2,909)

Operating Cost Segment - three months ended March 31, 2021 compared to the three months ended March 31, 2020

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $620,000, or 70%, to approximately $1.5 million for the three months ended March 31, 2021, compared to approximately $880,000 for the three months ended March 31, 2020. The increase was primarily attributable to an increase of approximately $560,000 in clinical study costs associated with the NEW DAY Study.

General and administrative expenses. General and administrative expenses increased by approximately $500,000, or 26%, to approximately $2.4 million for the three months ended March 31, 2021, compared to approximately $1.9 million for the three months ended March 31, 2020. The increase was primarily attributable to increases of approximately $280,000 in personnel costs and $210,000 in professional fees.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $10,000, or 8%, to approximately $140,000 for the three months ended March 31, 2021, compared to approximately $130,000 for the three months ended March 31, 2020.

Other

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	$9	$68
GENERAL AND ADMINISTRATIVE EXPENSES	189	272
SALES AND MARKETING EXPENSES	63	100
DEPRECIATION AND AMORTIZATION	638	654
OPERATING EXPENSES	899	1,094
SEGMENT LOSS FROM OPERATIONS	$(899)	$(1,094)

Our CEO, who is our chief operating decision maker, manages and evaluates our U.S., International and Operating Cost segments based upon segment income or loss from operations adjusted for certain non-cash items, such as stock-based compensation expense and depreciation and amortization. We classify the non-cash expenses included in research, development and medical affairs expenses, general and administrative expenses, and sales and marketing expenses within the Other within our Interim Financial Statements.

Operating expenses in the Other decreased by approximately $200,000, or 18%, to $900,000 for the three months ended March 31, 2021, compared to approximately $1.1 million for the three months ended March 31, 2020. This decrease is primarily attributable to a decrease of $180,000 in global stock-based compensation expenses.

Depreciation and amortization was approximately $640,000 and $650,000 for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

Overview

Since inception, we have incurred recurring losses, negative cash flow from operations and have accumulated a deficit in stockholders’ equity of $396.6 million as of March 31, 2021. Although our cash position declined from $11.2 million as of December 31, 2020 to approximately $8.3 million as of March 31, 2021, in mid-April 2021 we received a total of $20.0 million in cash from the Ocumension transaction described above. We intend to use these funds to continue to commercialize ILUVIEN®, to fund our NEW DAY clinical trial and for general corporate purposes, which may include working capital, capital expenditures, other clinical trial expenditures, acquisitions of new technologies, products or businesses in ophthalmology, and investments.

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

Since January 2019, we have funded our operations through (a) cash received from our sales; (b) net proceeds of the 2018 and 2019 Solar Loan and Security Agreements that we obtained in January 2018 and December 2019, respectively; (c) a $1.0 million sale of common stock to a private investor in October 2019; (d) an approximately $1,778,000 loan (the PPP Loan) we obtained in April 2020 under the Paycheck Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act; which was forgiven in its entirety, including interest, on April 16, 2021; and (e) the $20.0 million in funds we obtained in April 2021 as a result of the Ocumension transaction. Our loans do not include a revolving loan feature and have been fully advanced by the respective lenders. We currently have no additional borrowing capacity, and the 2019 Solar Loan Agreement generally prohibits any additional debt unless we obtain the prior consent of Solar Capital.

Indebtedness

2019 Solar Loan Agreement. On December 31, 2019, we refinanced our then existing $40.0 million loan and security agreement with Solar Capital and other lenders by entering into the $45.0 million 2019 Solar Loan Agreement with Solar Capital as Collateral Agent (Agent), and certain other lenders, including Solar Capital in its capacity as a lender. Under the 2019 Solar Loan Agreement, we borrowed $42.5 million on December 31, 2019 and $2.5 million on February 21, 2020 (the Solar Loan). The Solar Loan matures on July 1, 2024. We used the initial proceeds of the Solar Loan to pay off the previous $40.0 million 2018 Solar Capital loan, along with related prepayment, legal and other fees and expenses totaling approximately $2.3 million, which included $2.2 million in fees to Solar Capital. We used the remaining proceeds of the Solar Loan to provide additional working capital for general corporate purposes during 2020 and the first quarter of 2021.

On May 1, 2020, we entered into a First Amendment (the Amendment) to the 2019 Solar Loan Agreement. The Amendment included revised covenants that applied to our financial performance during 2020, all of which we met. The Amendment, among other things, required that a minimum revenue covenant be measured at March 31, 2021 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of our projected revenues in accordance with a plan we submitted to Agent in February 2021, and with such plan to be approved by our board of directors (the Board) and Agent in its sole discretion.

On March 30, 2021, we entered into a Second Amendment (the Amendment) to the 2019 Solar Loan Agreement. The Amendment, among other things:

(a)reflected Agent’s consent to our delivery of Board-approved annual financial projections for 2021 by April 1, 2021 (which we have delivered);

(b)specified the minimum revenue amount, calculated on a trailing six-month basis and tested at the end of each calendar quarter in 2021, that we must achieve for each such period (Revenue Covenant);

(c)required that the Revenue Covenant be tested at March 31, 2022 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of our projected revenues in accordance with an annual plan submitted by us to Agent by January 15th of such year, such plan to be approved by our Board and Agent in its sole discretion; and

(d)provided that in future years we must deliver to Agent and the Lenders as soon as available after approval thereof by our Board, but no later than the earlier of (x) 15 days after such approval and (y) February 28 of such year, our annual financial projections for the entire current fiscal year as approved by our Board; provided that any revisions to such projections approved by our Board shall be delivered to Agent and the Lenders no later than seven days after such approval.

Paycheck Protection Program Loan. On April 22, 2020, we received an approximately $1,778,000 loan (the PPP Loan) under the Paycheck Protection Program established by the U.S. Small Business Administration as part of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. The PPP Loan was unsecured and was evidenced by a note in favor of HSBC Bank USA, National Association (HSBC) as the lender. On July 21, 2020, we submitted an application to HSBC for forgiveness of the PPP Loan. The PPP Loan was forgiven in its entirety, including interest, on April 16, 2021.

Recent $20.0 million Capital Infusion from Ocumension

On April 14, 2021, we entered into the Share Purchase Agreement with Ocumension Therapeutics, pursuant to which we offered and sold to Ocumension 1,144,945 shares of our common stock, at a purchase price of $8.734044 per share. The number of shares sold was equal to 19.9% of the number of shares of common stock outstanding immediately before the closing. The aggregate gross proceeds from the sale of the shares were $10.0 million. In addition, we received a $10.0 million upfront license payment from a subsidiary of Ocumension pursuant to an exclusive license agreement in which we granted an exclusive license for the development and commercialization of our 190 microgram fluocinolone acetonide intravitreal implant in applicator under Ocumension’s own branded label in China, East Asia, and the Western Pacific. For more information about the Ocumension transaction, see Recent Development – Transactions with Ocumension Therapeutics above in this Item 2, Note 16 of our notes to the accompanying Interim Financial Statements, and our Current Report on Form 8-K filed with the SEC on April 14, 2021.

Current Cash Position

As of March 31, 2021, we had approximately $8.3 million in cash and cash equivalents, compared to $11.2 million as of December 31, 2020. In mid-April 2021, however, we received gross proceeds of $20.0 million in cash from the Ocumension transaction described above. We have historically experienced seasonality in our first quarter revenue each year. Given that seasonality and the ongoing effects of the COVID-19 pandemic, we anticipated a corresponding negative effect on our cash position as of March 31, 2021. In response to the effects of the COVID-19 pandemic, we have adjusted, and we expect to continue to adjust, our commercial spending to continue to operate with our existing cash resources. Even after the Ocumension transaction, we may need to raise additional capital to fund our business strategy, including the continued commercialization of ILUVIEN and the retention of our current employees and staff. The actual amount of funds that we may need will depend on many factors, some of which are beyond our control. See “Effects of the COVID-19 Pandemic” in this Item 2 above for an explanation of our strategy to conserve our cash and otherwise mitigate the impact of the pandemic on our financial position and operations.

We cannot be sure that additional financing will be available when needed or that, if available, the additional financing could be obtained on terms that are not significantly detrimental to us or our stockholders. If we were to raise additional funds by issuing equity securities, substantial dilution to existing stockholders could result, and the terms of any new equity securities may have a preference over our common stock. If we were to attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining those agreements, or in receiving milestone or royalty payments under them. If we were to attempt to raise additional funds through debt financing, we would be required to obtain the permission or participation of Solar Capital, which we might not be able to obtain. Our recurring losses and any potential needs to raise capital create substantial doubt about our ability to continue as a going concern for the next 12 months following the issuance of the Interim Financial Statements for the filing of this Form 10-Q.

Sources and Uses of Cash for the three months ended March 31, 2021 compared to the three months ended March 31, 2020

For the three months ended March 31, 2021, cash used in our operations was approximately $2.5 million. The cash used in our operations was primarily due to our net loss of $3.6 million and a decrease in accounts payable, accrued expenses and other current liabilities of $1.3 million. Cash used in operations for the three months ended March 31, 2021 was offset by a decrease in accounts receivable of $1.3 million, $640,000 of non-cash depreciation and amortization, $260,000 of non-cash stock-based compensation expense, $240,000 for non-cash interest expense associated with the amortization of our debt discount and a $110,000 decrease in inventory.

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

For the three months ended March 31, 2021, net cash used in our investing activities was approximately $80,000, which was primarily due to capital expenditures associated with the transfer of manufacturing to the facility at Cadence.

For the three months ended March 31, 2020, net cash used in our investing activities was approximately $25,000, which was due to the purchase of property and equipment.

For the three months ended March 31, 2021, net cash used in our financing activities was approximately $60,000, which was primarily due to payments of finance lease obligations.

For the three months ended March 31, 2020, net cash provided by our financing activities was approximately $2.4 million, which was primarily due to borrowing the remaining $2.5 million under the 2019 Solar Loan Agreement.

Contractual Obligations and Commitments

On October 30, 2020, we entered into a Manufacturing Services Agreement (the Cadence Agreement) with Cadence, Inc., under which Cadence will manufacture certain component parts of the ILUVIEN applicator (the components) at its facility near Pittsburgh, Pennsylvania. Under the Cadence Agreement, we will pay certain per-unit prices based on regularly scheduled shipments of a minimum number of components. The initial term of the Cadence Agreement expires on October 30, 2025. After the expiration of the initial term, the Cadence Agreement will automatically renew for separate but successive one-year terms unless either party provides written notice to the other party that it does not intend to renew the Cadence Agreement at least 24 months before the end of the term. The Cadence Agreement may be terminated by either party under certain circumstances. To date, we have been in the process of transferring the manufacturing of parts to Cadence and have spent cash resources to purchase new equipment, to update clean room facilities and to assist in the regulatory approval process.

In January 2020, we entered into an agreement with the first of two contract research organizations (CROs) for clinical and data management services to be performed in connection with a multicenter, single masked, randomized and controlled trial designed to generate prospective data evaluating ILUVIEN as a baseline therapy in the treatment of DME and demonstrate its advantages over using the current standard of care of repeat anti-VEGF injections (the NEW DAY Study). The NEW DAY Study is planned to enroll 320 treatment-naïve, or almost naïve, DME patients in approximately 42 sites around the U.S. For the three months ended March 31, 2021, we incurred $895,000 of expense associated with the NEW DAY Study. As of March 31, 2021, we expect to incur approximately an additional $11,100,000 of expense associated with the study through December 31, 2024.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)

under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 4, 2021, we identify under Item 1A of Part I important factors that could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. Except as described below, there have been no material changes in our risk factors after the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. However, the risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

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

These limitations had an adverse impact on our revenues beginning late in the first quarter of 2020 and continuing through the date of this report. We expect these factors to continue to adversely impact our revenue, and the extent and duration of that impact is uncertain at this time. If the COVID-19 pandemic intensifies (as is currently the case in most of the U.S. and Europe), its duration is longer than we expect, or if another pandemic wave follows, its negative effect on our sales and thus our liquidity and financial condition could be more prolonged and may be severe. Financial uncertainty associated with the adverse effects of the COVID-19 pandemic, and the duration of those effects, could have an impact in future periods on certain estimates used in the preparation of our quarterly financial results, including impairment of intangible assets, the income tax provision and realizability of certain receivables.

Other effects or possible effects of the COVID-19 pandemic on us include:

•Limitations on travel within and between the countries in which we market and sell ILUVIEN have curtailed our in-person marketing activities, which have in turn contributed to lower sales of ILUVIEN.

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

•As the result of lower sales of ILUVIEN, we may fail to comply with financial covenants in our $45.0 million 2019 Solar Loan Agreement, as amended, that are based on minimum trailing six months’ revenues. If an event of default under the 2019 Solar Loan Agreement occurs, Solar Capital may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to raise additional financing, renegotiate the 2019 Solar Loan Agreement on terms less favorable to us or immediately cease operations. Any declaration by Solar Capital of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline significantly after we publicly disclose that event in an SEC filing. Further, if we were liquidated, Solar Capital’s right to repayment would be senior to the rights of our stockholders.

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

On October 30, 2020, we entered into a Manufacturing Services Agreement with Cadence, Inc., to manufacture the components used in the ILUVIEN applicator. Cadence is in the final stages of process qualification and is expected to begin manufacturing production components during the second quarter of 2021. In March 2021, we received the necessary approvals from European Regulatory Agencies for Cadence to manufacture components to be used in ILUVIEN sold in Europe. We will be filing a Prior Approval Supplement (PAS) with the FDA during the second quarter of 2021. We believe we have sufficient safety stock produced by Flextronics to meet the anticipated demand of our distributors and end users in the U.S. until FDA approval is obtained and throughout 2021. Until the transition to Cadence is complete, however, there can be no assurances that Cadence will manufacture the components in a timely and otherwise acceptable manner. Significant disruption in this transition, or unanticipated costs related to the transition, could materially and adversely affect our business, financial condition and cash flows, and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Not applicable.

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
10.14.F*#

Second Amendment to Loan and Security Agreement dated as of March 30, 2021, by and among Alimera Sciences, Inc., SLR Investment Corp., as Collateral Agent, and the parties signatory thereto as Lenders, including SLR in its capacity as a Lender

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

ALIMERA SCIENCES, INC.

May 7, 2021	By:	/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2021	By:	/s/ J. Philip Jones
J. Philip Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)