Form 10-Q
period 2021-06-30
ALIMERA SCIENCES INC
filed 2021-08-16
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 11, 2021, there were 6,924,174 shares of the registrant’s Common Stock issued and outstanding.

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

•the adverse effects of the COVID-19 pandemic on sales of ILUVIEN® resulting from (a) limitations on in-person access to physicians for treatment imposed by governments or healthcare facilities, including those imposed in the U.K. and Europe (notably in Germany), and (b) the unwillingness of patients, many of whom suffer from diabetes and diabetic macular edema and, in Europe and the U.K., non-infectious uveitis, to visit their physicians in person for fear of contracting the COVID-19 coronavirus;

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

•the possibility that distribution of the ILUVIEN insert or applicator may be disrupted by government action related to COVID-19 or by the effect of the pandemic on our manufacturers’ or distributors’ workforces;

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

Financial Risks

•the possibility that we may fail to comply with the financial covenants in our $45.0 million Loan and Security Agreement with SLR Investment Corp. (SLR, f/k/a Solar Capital Ltd.) as Collateral Agent (Agent), and certain other lenders, including SLR in its capacity as a lender, dated December 31, 2019, as amended;

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$24,780	$11,208
Restricted cash	35	34
Accounts receivable, net	15,086	17,200
Prepaid expenses and other current assets	3,029	3,718
Inventory (Note 7)	2,307	2,746
Total current assets	45,237	34,906
NON-CURRENT ASSETS:
Property and equipment, net	1,516	1,638
Right of use assets, net	683	720
Intangible asset, net (Note 8)	11,875	12,838
Deferred tax asset	729	753
Warrant asset	2,062	—
TOTAL ASSETS	$62,102	$50,855
CURRENT LIABILITIES:
Accounts payable	$7,083	$7,461
Accrued expenses	2,924	3,197
Paycheck Protection Program (PPP) loan (Note 10)	—	1,481
Finance lease obligations	301	209
Total current liabilities	10,308	12,348
NON-CURRENT LIABILITIES:
Notes payable, net of discount (Note 10)	42,595	42,408
Other non-current liabilities	3,308	4,077
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value — 10,000,000 shares authorized at June 30, 2021 and December 31, 2020:
Series A Convertible Preferred Stock, 1,300,000 authorized and 600,000 issued and outstanding at June 30, 2021 and December 31, 2020; liquidation preference of $24,000 at June 30, 2021 and December 31, 2020	19,227	19,227
Common stock, $.01 par value — 150,000,000 shares authorized, 6,924,174 shares issued and outstanding at June 30, 2021 and 5,719,367 shares issued and outstanding at December 31, 2020	69	57
Additional paid-in capital	376,334	365,830
Common stock warrants	370	370
Accumulated deficit	(388,992)	(392,909)
Accumulated other comprehensive loss	(1,117)	(553)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	5,891	(7,978)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$62,102	$50,855

See Notes to Unaudited Interim Condensed Consolidated Financial Statements (Interim Financial Statements).

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			Six Months Ended
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands, except share and per share data)
REVENUE:
PRODUCT REVENUE, NET	$10,655	$10,038	$21,869	$24,573
LICENSE REVENUE	11,048	—	11,048	—
NET REVENUE	21,703	10,038	32,917	24,573
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,813)	(1,485)	(3,375)	(3,412)
GROSS PROFIT	19,890	8,553	29,542	21,161
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	3,567	1,810	6,780	4,693
GENERAL AND ADMINISTRATIVE EXPENSES	3,356	2,791	6,769	5,773
SALES AND MARKETING EXPENSES	5,331	4,566	10,149	10,437
DEPRECIATION AND AMORTIZATION	633	685	1,271	1,339
OPERATING EXPENSES	12,887	9,852	24,969	22,242
INCOME (LOSS) FROM OPERATIONS	7,003	(1,299)	4,573	(1,081)
INTEREST EXPENSE AND OTHER	(1,347)	(1,351)	(2,690)	(2,643)
UNREALIZED FOREIGN CURRENCY GAIN, NET	56	109	181	28
GAIN ON EXTINGUISHMENT OF DEBT	1,792	—	1,792	—
CHANGE IN FAIR VALUE OF WARRANT ASSET	701	—	701	—
NET INCOME (LOSS) BEFORE TAXES	8,205	(2,541)	4,557	(3,696)
PROVISION FOR TAXES	(640)	(5)	(640)	(48)
NET INCOME (LOSS)	$7,565	$(2,546)	$3,917	$(3,744)
NET INCOME (LOSS) PER SHARE — Basic	$1.03	$(0.51)	$0.57	$(0.75)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic	7,351,919	5,030,833	6,857,172	5,005,777
NET INCOME (LOSS) PER SHARE — Diluted	$1.03	$(0.51)	$0.57	$(0.75)
WEIGHTED AVERAGE SHARES OUTSTANDING — Diluted	7,363,150	5,030,833	6,857,172	5,005,777

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
NET INCOME (LOSS)	$7,565	$(2,546)	$3,917	$(3,744)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	33	93	(564)	7
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	33	93	(564)	7
COMPREHENSIVE INCOME (LOSS)	$7,598	$(2,453)	$3,353	$(3,737)

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2021	2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,917	$(3,744)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,271	1,339
Non-cash consideration received as revenue	(973)	—
Unrealized foreign currency transaction gain, net	(181)	(28)
Amortization of debt discount	480	481
Stock-based compensation expense	514	757
Gain on extinguishment of debt	(1,792)	—
Change in fair value of warrant asset	(701)	—
Changes in assets and liabilities:
Accounts receivable	2,019	5,305
Prepaid expenses and other current assets	646	(238)
Inventory	408	(582)
Accounts payable	(252)	(1,211)
Accrued expenses and other current liabilities	(226)	(1,568)
Other long-term liabilities	(939)	(293)
Net cash provided by operating activities	4,191	218
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(190)	(217)
Net cash used in investing activities	(190)	(217)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,042	10
Common stock issuance costs	(81)	—
Proceeds from exercise of stock options	42	—
Issuance of debt	—	4,278
Payment of debt costs	—	(19)
Payment of finance lease obligations	(112)	(231)
Net cash provided by financing activities	9,891	4,038
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(319)	29
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	13,573	4,068
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	11,242	9,459
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$24,815	$13,527
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,145	$1,084
Cash paid for income taxes	$23	$30
Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$—	$495
Note payable end of term payment accrued but unpaid	$1,800	$1,800

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Series A		Series C
			Convertible		Convertible					Accumulated
	Common Stock		Preferred Stock		Preferred Stock		Additional	Common		Other
							Paid-In	Stock	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Loss	Total
2020	(In thousands, except share data)
Balance, December 31, 2019	4,965,949	$50	600,000	$19,227	10,150	$11,117	$350,117	$3,707	$(387,570)	$(1,093)	$(4,445)
Issuance of common stock, net of issuance costs	62,933	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	440	—	—	—	440
Other	—	—	—	—	—	—	(115)	—	—	—	(115)
Net loss	—	—	—	—	—	—	—	—	(1,198)	—	(1,198)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(86)	(86)
Balance, March 31, 2020	5,028,882	$50	600,000	$19,227	10,150	$11,117	$350,442	$3,707	$(388,768)	$(1,179)	$(5,404)
Issuance of common stock, net of issuance costs	2,863	—	—	—	—	—	10	—	—	—	10
Stock-based compensation expense	—	—	—	—	—	—	317	—	—	—	317
Net loss	—	—	—	—	—	—	—	—	(2,546)	—	(2,546)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	93	93
Balance, June 30, 2020	5,031,745	$50	600,000	$19,227	10,150	$11,117	$350,769	$3,707	$(391,314)	$(1,086)	$(7,530)

2021
Balance, December 31, 2020	5,719,367	$57	600,000	$19,227	—	$—	$365,830	$370	$(392,909)	$(553)	$(7,978)
Issuance of common stock, net of issuance costs	45,000	1	—	—	—	—	—	—	—	—	1
Stock option exercises	58	—	—	—	—	—	—	—	—	—	—
Forfeitures of restricted stock	(10,933)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	262	—	—	—	262
Net loss	—	—	—	—	—	—	—	—	(3,648)	—	(3,648)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(597)	(597)
Balance, March 31, 2021	5,753,492	$58	600,000	$19,227	—	$—	$366,092	$370	$(396,557)	$(1,150)	$(11,960)
Issuance of common stock, net of issuance costs	1,164,343	11	—	—	—	—	9,949	—	—	—	9,960
Stock option exercises	6,339	—	—	—	—	—	42	—	—	—	42
Stock-based compensation expense	—	—	—	—	—	—	251	—	—	—	251
Net income	—	—	—	—	—	—	—	—	7,565	—	7,565
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	33	33
Balance, June 30, 2021	6,924,174	$69	600,000	$19,227	—	$—	$376,334	$370	$(388,992)	$(1,117)	$5,891

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Alimera Sciences, Inc., together with its wholly owned subsidiaries (the Company), is a pharmaceutical company that specializes in the development and commercialization of ophthalmic pharmaceuticals. The Company’s only product is ILUVIEN® (fluocinolone acetonide intravitreal implant) 0.19 mg, which has received marketing authorization in 24 countries for the treatment of diabetic macular edema (DME). In the U.S. and certain other countries outside Europe, ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure. In 17 countries in Europe, ILUVIEN is indicated for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. In addition, ILUVIEN has received marketing authorization in 17 European countries and reimbursement in five countries for the prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment (NIU-PS).

The Company markets ILUVIEN directly in the U.S., Germany, the U.K., Portugal and Ireland and has made ILUVIEN available in the Nordic Region (Denmark, Finland, Norway and Sweden) with the support of an exclusive wholesaler. In addition, the Company has entered into various agreements under which distributors are providing or will provide regulatory, reimbursement and sales and marketing support for ILUVIEN in Austria, Belgium, the Czech Republic, France, Italy, Luxembourg, the Netherlands, Spain, Australia, New Zealand and several countries in the Middle East. In addition, the Company has granted an exclusive license to Ocumension Therapeutics for the development and commercialization of the Company’s 0.19mg fluocinolone acetonide intravitreal injection in China, East Asia and the Western Pacific. As of June 30, 2021, the Company has recognized sales of ILUVIEN to its international distributors covering the Middle East, Austria, Belgium, France, Italy, Luxembourg, Spain and the Netherlands.

Effects of the COVID-19 Pandemic

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, and the public at large to limit the COVID-19 pandemic’s spread have had, and the Company expects will continue to have, certain negative effects on, and present certain risks to, the Company’s business. These limitations and other effects of the COVID-19 pandemic have had an adverse impact on our revenues beginning late in the first quarter of 2020 and continuing through the second quarter of 2021. The Company expects these factors to continue to adversely impact our revenue, and the extent and duration of that impact is uncertain at this time, particularly in light of the emergence of COVID-19 variants that increase the transmissibility of the coronavirus and may be more deadly. Depending on the duration of these limitations and the severity and duration of other effects of the COVID-19 pandemic, our liquidity and financial condition may be adversely affected in the future as well. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the Company’s quarterly financial results, including impairment of intangible assets, the income tax provision and realizability of certain receivables. Should the pandemic continue for an extended period, the continued impact on the Company’s operations could have an adverse effect on the Company’s revenue, financial condition and cash flows.

In response to the COVID-19 pandemic, the Company has implemented measures to mitigate the impact of the pandemic on its financial position and operations. These measures include the following:

•The Company is continuing to monitor the effects of the SARS-CoV-2 variants and to manage its cost structure where possible to mitigate any anticipated loss of revenue in those markets that are affected.

•Because the Company believes that its employees are critical to both (a) serving its customers and patients through alternative forms of engagement as the pandemic-related restrictions continue, and (b) realizing the long-term value of ILUVIEN, the Company has sought to maintain its staffing levels at the historical levels.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accompanying Interim Financial Statements and related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020 and related notes included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 5, 2021. The financial results for any interim period are not necessarily indicative of the expected financial results for the full year.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020.

Reclassifications

Within the operating expenses section of the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 as well as within the International segment (see Note 15), the Company reclassified $184,000 and $383,000, respectively, in sales and marketing expenses associated with its country managers in Europe from general and administrative expenses to sales and marketing expenses. The Company made this reclassification to provide additional transparency of the activity being performed and to conform them to the current quarter presentation. These changes had no impact on previously reported consolidated balance sheets, net loss on our statements of operations, comprehensive loss, stockholders’ deficit or cash flows.

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

Accounting Standards Issued but Not Yet Effective

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Accounting Standards Codification (ASC) 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. The standard becomes effective for the Company on January 1, 2023. The Company does not anticipate the adoption of this ASU will have a material impact on its financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently assessing the impact of the optional guidance on the Company’s consolidated financial statements and disclosures.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. REVENUE RECOGNITION

Overview

The Company recognizes revenue when a customer obtains control of the related good or service. The amount recognized reflects the consideration the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, Revenue from Contracts with Customers, the Company performs the following steps as outlined in the guidance: (1) identify the contract with the customer, (2) identify the performance obligations within the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when the entity satisfies a performance obligation. At the inception of a contract, the contract is evaluated to determine if it falls within the scope of ASC 606, followed by the Company’s assessment of the goods or services promised within each contract, assessment of whether the promised good or service is distinct and determination of the performance obligations. The Company then recognizes revenue based on the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions related to the performance obligations.

Net Product Sales

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

With respect to the Company’s international contracts with third-party distributors, certain contracts have elements of variable consideration, and management reviews those contracts on a regular basis and makes estimates of revenue based on historical ordering patterns and known market trends and data. The amount of variable consideration included in net sales in each period could vary depending on the terms of these contracts and the probability of reversal in future periods.

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

License Revenue

The Company enters into agreements in which it licenses certain rights to its products to partner companies that act as distributors. The terms of the license agreement may include payment to the Company of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. The Company recognizes revenue from upfront payments at a point in time, typically upon fulfilling the delivery of the associated intellectual property to the customer.

The Company will recognize sales-based milestone payments as revenue upon the achievement of the cumulative sales amount specified in the contract in accordance with ASC 606-10-55-65. For those milestone payments which are contingent on the occurrence of particular future events, the Company determines that these need to be considered for inclusion in the calculation of total consideration from the contract as a component of variable consideration using the expected value method. As such, the Company assesses each milestone to determine the probability of and substance behind achieving each milestone. Given the inherent uncertainty associated with these future events, the Company will not recognize revenue from such milestones until there is a high probability of occurrence, which typically occurs near or upon achievement of the event.

Customer Payment Obligations

The Company receives payments from its Customers based on billing schedules established in each contract, which vary across the Company’s markets, but generally range between 30 to 120 days. Occasionally, the Company extends the timing of its receipt of payment from the Company’s international Customers. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation is that the Customer will pay for the product or services in one year or less of receiving those products or services.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Supplemental balance sheet information as of June 30, 2021 and December 31, 2020 for the Company’s operating leases is as follows:

	June 30,	December 31,
	2021	2020
	(In thousands)
NON-CURRENT ASSETS:
Right of use assets, net	$683	$720
Total lease assets	$683	$720
CURRENT LIABILITIES:
Accrued expenses	$261	$405
NON-CURRENT LIABILITIES:
Other non-current liabilities	488	438
Total lease liabilities	$749	$843

The Company’s operating lease cost for the three and six months ended June 30, 2021 was $118,000 and $236,000, respectively, and is included in general and administrative expenses in its condensed consolidated statement of operations. The Company’s operating lease cost for the three and six months ended June 30, 2020 was $96,000 and $223,000, respectively, and is included in general and administrative expenses in its condensed consolidated statement of operations.

As of June 30, 2021, a schedule of maturity of lease liabilities under all of the Company’s operating leases is as follows:

Years Ending December 31	(In thousands)
2021 (remaining)	$204
2022	230
2023	231
2024	202
Thereafter	—
Total	867
Less amount representing interest	(118)
Present value of minimum lease payments	749
Less current portion (as a portion of accrued expenses)	(261)
Non-current portion (as a portion of other non-current liabilities)	$488

Cash paid for operating leases was $298,000 during the six months ended June 30, 2021. Right of use assets of $157,000 were obtained in exchange for operating leases for the six months ended June 30, 2021. Cash paid for operating leases was $216,000 during the six months ended June 30, 2020. No right of use assets were obtained in exchange for operating leases for the six months ended June 30, 2020.

As of June 30, 2021, the weighted average remaining lease terms of the Company’s operating leases was 3.1 years. The weighted average discount rate used to determine the lease liabilities was 9.96%.

Finance Leases

The Company’s finance lease activities primarily consist of leases for office equipment and automobiles. Property and equipment leases are capitalized at the lesser of fair market value or the present value of the minimum lease payments at the inception of the leases using the

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s incremental borrowing rate. The Company’s finance lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental balance sheet information as of June 30, 2021 and December 31, 2020 for the Company’s finance leases is as follows:

	June 30,	December 31,
	2021	2020
	(In thousands)
NON-CURRENT ASSETS:
Property and equipment, net	$600	$810
Total lease assets	$600	$810
CURRENT LIABILITIES:
Finance lease obligations	$301	$209
NON-CURRENT LIABILITIES:
Finance lease obligations — less current portion	309	514
Total lease liabilities	$610	$723

Depreciation expense associated with property and equipment under finance leases was approximately $104,000 and $112,000 for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense associated with property and equipment under finance leases was approximately $209,000 and $193,000 for the six months ended June 30, 2021 and 2020, respectively. Interest expense associated with finance leases was $15,000 and $13,000 for the three months ended June 30, 2021 and 2020, respectively. Interest expense associated with finance leases was $32,000 and $19,000 for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, a schedule of maturity of lease liabilities under finance leases, together with the present value of minimum lease payments, is as follows:

Years Ending December 31	(In thousands)
2021 (remaining)	$174
2022	269
2023	129
Total	572
Less amount representing interest	(70)
Present value of minimum lease payments	502
Less current portion	(301)
Non-current portion	$201

Cash paid for finance leases was $195,000 during the six months ended June 30, 2021. No property and equipment was obtained in exchange for finance leases during the six months ended June 30, 2021.

As of June 30, 2021, the weighted average remaining lease terms of the Company’s finance leases was 1.6 years. The weighted average discount rate used to determine the finance lease liabilities was 9.3%.

6. GOING CONCERN

The accompanying Interim Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Interim Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

To date, the Company has incurred recurring losses and negative cash flow from operations and has accumulated a deficit of $388,992,000 from inception through June 30, 2021. As of June 30, 2021, the Company had approximately $24,780,000 in cash and cash equivalents. On April 14, 2021, the Company entered into four agreements with Ocumension Therapeutics that resulted in gross proceeds to the Company of $20,000,000. However, should the impact of the COVID-19 pandemic be extended, the Company may need to reevaluate its planned expenses and reduce its expenses in the future.

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

To meet the Company’s future working capital needs, the Company may need to raise additional debt or equity financing. While the Company from time to time has been able to raise additional capital through issuance of equity and/or debt financing, the Company cannot guarantee that it will be able to maintain debt compliance, raise additional equity, contain or reduce expenses, or increase revenue. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern within one year after these Interim Financial Statements are issued.

7. INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2021	2020
	(In thousands)
Component parts (1)	$468	$623
Work-in-process (2)	—	1,221
Finished goods	1,839	902
Total Inventory	$2,307	$2,746

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

The gross carrying amount of the intangible asset is $25,000,000, which is being amortized over approximately 13 years from the payment date. The amortization expense related to the intangible asset was approximately $484,000 for both the three months ended June 30, 2021 and 2020, respectively. The amortization expense related to the intangible asset was approximately $963,000 and $967,000 for the six months ended June 30, 2021 and 2020, respectively. The net book value of the intangible asset was $11,875,000 and $12,838,000 as of June 30, 2021 and December 31, 2020, respectively.

The estimated future amortization expense as of June 30, 2021 for the remaining periods in the next five years and thereafter is as follows:

Years Ending December 31	(In thousands)
2021 (remaining)	$978
2022	1,940
2023	1,940
2024	1,946
2025	1,940
Thereafter	3,131
Total	$11,875

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

Following the signing of the New Collaboration Agreement, the Company retained a right to recover up to $15,000,000 of commercialization costs that were incurred prior to profitability of ILUVIEN and to offset a portion of future payments owed to EyePoint with these accumulated commercialization costs, referred to as the Future Offset. Due to the uncertainty of future net profits, the Company has fully reserved the Future Offset in the accompanying Interim Financial Statements. In March 2019, pursuant to the New Collaboration Agreement, the Company forgave $5,000,000 of the Future Offset in connection with the approval of ILUVIEN for NIU-PS in the U.K. As of June 30, 2021, the balance of the Future Offset was approximately $7,707,000.

During the three and six months ended June 30, 2020, the royalty amount was 4%, which was reduced from 6% due to the recoverable balance of the Future Offset. During the three and six months ended June 30, 2021, the royalty amount was 5.2%, which was reduced from 6% due to the recoverable balance of the Future Offset. The Company is required to pay an additional 2% royalty on future global net revenues and other related consideration in excess of $75,000,000 in any year. During the three and six months ended June 30, 2021, the Company recognized approximately $1,021,000 and $1,605,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization. As of June 30, 2021, approximately $1,021,000 of this royalty expense was included in the Company’s accounts payable. During the three and six months ended June 30, 2020, the Company recognized approximately $401,000 and $982,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization.

Ocumension License Agreement

On April 14, 2021, the Company entered into an exclusive license agreement (the License Agreement) with Ocumension (Hong Kong) Limited (“Ocumension HK”), a wholly owned subsidiary of Ocumension Therapeutics, for the development and commercialization under Ocumension HK’s own brand name(s), either directly or through its affiliates or approved third-party sublicensees, of the Company’s 190 microgram fluocinolone acetonide intravitreal implant in applicator (the “Product”; currently marketed in the United States, Europe, and the Middle East as “ILUVIEN®”) for the treatment and prevention of eye diseases in humans, other than uveitis, in a specified territory. The “Territory” is defined as the People’s Republic of China, including Hong Kong SAR and Macau SAR, region of Taiwan, South Korea, Brunei, Cambodia, East Timor, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand, and Vietnam.

The Company received a nonrefundable upfront payment of $10.0 million from Ocumension HK and may in the future receive additional sales-based milestone payments totaling up to $89.0 million upon the achievement by Ocumension HK of certain specified sales milestones during the term of the License Agreement. The Company’s receipt of future milestone payments depends upon whether Ocumension HK is able to successfully complete product development and commercialization in the Territory, which requires, among other things, obtaining necessary regulatory approvals and appropriate reimbursement pricing in the various countries and jurisdictions in the Territory, a process that may take several years. The Company recognized $11.0 million in license revenue from the Ocumension transaction (including the value of a warrant subscription agreement, which Alimera received as consideration, for Alimera to purchase 1,000,000 shares of Ocumension Therapeutics during a period of four years), in accordance with ASC 606, Revenue from Contracts with Customers, with the remaining approximate $300,000 in consideration classified as deferred revenue that will be recognized over the remaining term of the license agreement once Ocumension begins to sell products.

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The term of the License will continue (a) until the 10th anniversary of the latest first commercial sale of the Product in any country or jurisdiction in the Territory or (b) for as long as Ocumension HK is commercializing the Product in any part of the Territory, whichever is later. The term is subject to the Company’s right to partially terminate the Agreement beginning on the 10th anniversary of the effective date with respect to any country or jurisdiction in the Territory in which Ocumension has not achieved at the time of termination first commercial sale and is not continuing to commercialize the Product. Ocumension will purchase Product from the Company at a fixed transfer price without royalty obligation on future sale (other than milestone payments as described above). Ocumension HK is responsible for all costs of development and commercialization in the Territory.

When the Company entered into the license agreement, it also entered into a share purchase agreement and a warrant subscription agreement (warrant agreement), which are discussed in Note 16.

10. LOAN AGREEMENTS

Loan Agreements with SLR Investment Corp. (formerly named Solar Capital Ltd.)

As of January 5, 2018, the Company entered into a $40,000,000 loan and security agreement with Solar Capital Ltd., as Collateral Agent, and the parties signatory thereto from time to time as Lenders, including Solar Capital Ltd. in its capacity as a Lender (the 2018 Loan Agreement). On December 31, 2019, the Company refinanced the 2018 Loan Agreement by entering into a $45,000,000 loan and security agreement (the 2019 Loan Agreement) with Solar Capital Ltd., as Agent, and the parties signing the Loan Agreement from time to time as Lenders, including Solar Capital Ltd. in its capacity as a Lender (collectively, the Lenders). Under the 2019 Loan Agreement, the Company borrowed $42,500,000 on December 31, 2019 and borrowed the remaining $2,500,000 on February 21, 2020. The two borrowings under the 2019 Loan Agreement totaled $45,000,000 and are referred to as the SLR Loan, given that Solar Capital Ltd. changed its name to SLR Investment Corp. (SLR) in February 2021. The SLR Loan matures on July 1, 2024. The Company used the initial proceeds of the SLR Loan to pay off the outstanding loan under the 2018 Loan Agreement, along with related prepayment, legal and other fees and expenses of approximately $2,300,000, which included $2,200,000 in fees to SLR.

2018 Exit Fee Agreement

Notwithstanding the repayment of the outstanding loan under the 2018 Loan Agreement with part of the SLR Loan, the Company remains obligated to pay additional fees under the Exit Fee Agreement (2018 Exit Fee Agreement) dated as of January 5, 2018 by and among the Company, SLR, as Agent, and the Lenders. The 2018 Exit Fee Agreement survived the termination of the 2018 Loan Agreement upon the repayment of the outstanding loan under the 2018 Loan Agreement and has a term of 10 years. The Company is obligated to pay up to, but no more than, $2,000,000 in fees under the 2018 Exit Fee Agreement.

2019 Exit Fee Agreement

The Company is also obligated to pay additional fees under the Exit Fee Agreement dated as of December 31, 2019 by and among the Company, SLR as Agent, and the Lenders (2019 Exit Fee Agreement). The 2019 Exit Fee Agreement will survive the termination of the 2019 Loan Agreement and has a term of 10 years. The Company will be obligated to pay a $675,000 exit fee upon the occurrence of an exit event, which generally means a change in control, as defined in the 2019 Exit Fee Agreement.

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

First Amendment to 2019 Loan Agreement

On May 1, 2020, the Company entered into a First Amendment (the First Amendment) to the 2019 Loan Agreement. The First Amendment also included revised covenants that applied to the Company’s financial performance during 2020, all of which were met. The First Amendment, among other things, required that a revenue covenant be measured at March 31, 2021 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of the Company’s projected revenues in accordance with a plan the Company submitted to Agent in February 2021, and with such plan to be approved by the Company’s board of directors (the Board) and SLR in its sole discretion.

Second Amendment to 2019 Loan Agreement

On March 30, 2021, the Company entered into a Second Amendment (the Second Amendment) to the 2019 Loan Agreement. The Second Amendment, among other things:

(a)reflected Agent’s consent to the Company’s delivery of Board-approved annual financial projections for 2021 by April 1, 2021 (which the Company delivered in a timely manner);

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

Modification of Debt

In accordance with the guidance in ASC 470-50, Debt, the Company entered into and accounted for the 2019 Loan Agreement as a modification and capitalized approximately $427,000 of costs as additional deferred financing costs and expensed approximately $76,000 of costs incurred with third parties within the consolidated statements of operations for the year ended December 31, 2019. In connection with entering into this loan, the Company was obligated to pay a $1,800,000 fee upon repayment of the outstanding loan under the 2018 Loan Agreement that was previously accrued and a $400,000 prepayment fee.

In accordance with the guidance in ASC 470-50, Debt, the Company entered into and accounted for the First Amendment and the Second Amendment as modifications and expensed, as they were incurred, an insignificant amount of legal costs associated with third parties as costs of modifications. The Company did not capitalize any additional costs associated with either Amendment.

Paycheck Protection Program Loan

On April 22, 2020, the Company received a $1,778,000 loan (the PPP Loan) under the Paycheck Protection Program established by the U.S. Small Business Administration as part of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. The PPP Loan was unsecured and was evidenced by a note in favor of HSBC Bank USA, National Association (HSBC) as the lender. On July 21, 2020, the Company submitted an application to HSBC for forgiveness of the PPP Loan. The PPP Loan was forgiven in its entirety, including interest, on April 16, 2021. As a result of forgiveness, the Company recognized a gain on extinguishment of debt of $1,792,000 during the three months ended June 30, 2021.

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Debt

The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing. Therefore, the carrying amount of the notes approximated their fair value at June 30, 2021 and December 31, 2020.

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

The Company had net income available to stockholders for the three and six months ended June 30, 2021, primarily due to the Ocumension share purchase agreement, which closed on April 14, 2021.

Basic and diluted earnings per share attributable to common and participating shares of common stock for the period were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands, except share and per share data)
Net income (loss) available to stockholders	$7,565	$(2,546)	$3,917	$(3,744)
Allocation of undistributed income (loss):
Income (loss) attributable to common stock	$6,989	$(2,546)	$3,619	$(3,744)
Income attributable to participating securities	$576	$—	$298	$—

Basic shares:
Weighted average common shares	6,750,415	5,030,833	6,255,668	5,005,777
Weighted average participating shares	601,504	—	601,504	—
Total basic weighted average shares	7,351,919	5,030,833	6,857,172	5,005,777

Diluted shares:
Weighted average common shares	6,750,415	5,030,833	6,255,668	5,005,777
Dilutive weighted average shares	11,231	—	—	—
Total dilutive weighted common shares	6,761,646	5,030,833	6,255,668	5,005,777
Weighted average participating shares	601,504	—	601,504	—
Total dilutive weighted average shares	7,363,150	5,030,833	6,857,172	5,005,777

Basic EPS	$1.03	$(0.51)	$0.57	$(0.75)
Diluted EPS	$1.03	$(0.51)	$0.57	$(0.75)

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either not classified as participating or would have been anti-dilutive, were as follows:

	Three and Six Months Ended
	June 30,
	2021	2020
Series A convertible preferred stock	—	601,504
Series C convertible preferred stock	—	676,667
Common stock warrants	30,582	119,712
Stock options	720,999	1,043,297
Total	751,581	2,441,180

12. PREFERRED STOCK

Series A Convertible Preferred Stock

As of June 30, 2021, there were 600,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Series C Convertible Preferred Stock

The holders of all of the then outstanding shares of Series C Preferred Stock converted them into 676,667 shares of the Company’s common stock in the third and fourth quarters of 2020. Accordingly, there were no shares of Series C Preferred Stock issued and outstanding at December 31, 2020 or June 30, 2021.

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

Stock Options

During the three months ended June 30, 2021 and 2020, the Company recorded compensation expense related to stock options of approximately $224,000 and $279,000, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded compensation expense related to stock options of approximately $459,000 and $571,000, respectively. As of June 30, 2021, the total unrecognized compensation cost related to non-vested stock options granted was $1,468,000 and is expected to be recognized over a weighted average period of 2.60 years. The following table presents a summary of stock option activity for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
	2021		2020
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price ($)	Options	Price ($)
Options outstanding at beginning of period	1,083,124	23.73	1,036,484	30.84
Grants	26,150	9.00	27,431	6.54
Forfeitures and expirations	(15,193)	24.60	(20,618)	49.07
Exercises	(6,339)	6.59	—	—
Options outstanding at period end	1,087,742	23.46	1,043,297	29.84
Options exercisable at period end	759,434	30.42	730,712	38.14
Weighted average per share fair value of options granted during the period	$5.99		$4.16

The following table presents a summary of stock option activity for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021		2020
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price ($)	Options	Price ($)
Options outstanding at beginning of period	939,379	26.72	871,472	35.46
Grants	213,300	5.51	196,281	6.72
Forfeitures	(58,540)	12.16	(24,456)	44.67
Exercises	(6,397)	6.59	—	—
Options outstanding at period end	1,087,742	23.46	1,043,297	29.84
Options exercisable at period end	759,434	30.42	730,712	38.14
Weighted average per share fair value of options granted during the period	$3.56		$4.17

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides additional information related to outstanding stock options as of June 30, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term	Value ($)
				(In thousands)
Outstanding	1,087,742	23.46	6.06 years	1,110
Exercisable	759,434	30.42	4.83 years	252
Outstanding, vested and expected to vest	1,042,284	24.20	5.93 years	978

The following table provides additional information related to outstanding stock options as of December 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term	Value ($)
				(In thousands)
Outstanding	939,379	26.72	5.92 years	—
Exercisable	701,725	32.46	5.02 years	—
Outstanding, vested and expected to vest	911,509	27.26	5.84 years	—

As of June 30, 2021, 1,020,701 shares remain available for grant under the 2019 Plan, which reflects the amendment of the 2019 Plan effective June 15, 2021, after stockholder approval, that increased the number of shares for which awards can be granted by 1,000,000 shares.

Restricted Stock and Restricted Stock Units

A summary of restricted stock and restricted stock units (RSU) transactions under the plans are as follows:

	Three Months Ended
	June 30,
	2021		2020
		Weighted		Weighted
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock & RSUs	Fair Value ($)	Stock & RSUs	Fair Value ($)
Restricted stock & RSUs outstanding at beginning of period	38,750	5.01	30,086	3.12
Grants	7,500	8.93	—	—
Vested units	—	—	—	—
Forfeitures	—	—	—	—
Restricted stock & RSUs outstanding at period end	46,250	5.65	30,086	3.12

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	June 30,
	2021		2020
		Weighted		Weighted
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock & RSUs	Fair Value ($)	Stock & RSUs	Fair Value ($)
Restricted stock & RSUs outstanding at beginning of period	30,086	3.12	36,763	13.15
Grants	52,500	5.57	30,086	3.12
Vested units	(25,403)	3.12	(36,763)	13.15
Forfeitures	(10,933)	4.20	—	—
Restricted stock & RSUs outstanding at period end	46,250	5.65	30,086	3.12

Employee stock-based compensation expense related to restricted stock and RSUs recognized in accordance with ASC 718, Compensation - Stock Compensation (ASC 718) was $16,000 and $21,000 for the three months ended June 30, 2021 and 2020, respectively. Employee stock-based compensation expense related to restricted stock and RSUs recognized in accordance with ASC 718 was $35,000 and $148,000 for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the total unrecognized compensation cost related to restricted stock was $236,000 and is expected to be recognized over a weighted average period of 2.88 years.

Employee Stock Purchase Plan

During the three months ended June 30, 2021 and 2020, the Company recorded compensation expense related to its employee stock purchase plan of approximately $12,000 and $17,000, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded compensation expense related to its employee stock purchase plan of approximately $20,000 and $38,000, respectively.

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

At December 31, 2020, the Company had U.S. federal NOL carry-forwards of approximately $131,400,000 and state NOL carry-forwards of approximately $96,200,000 available to reduce future taxable income. The Company’s U.S. federal NOL carry-forwards remain fully reserved as of June 30, 2021. Except for the NOLs generated after 2017, the U.S. federal NOLs not fully utilized will expire at various dates between 2029 and 2038; most state NOL carry-forwards will expire at various dates between 2021 and 2040. Under the Tax Cuts and Jobs Act of 2017, U.S. federal NOLs and some state NOLs generated after 2017 will carryforward indefinitely.

As of December 31, 2020, the Company had cumulative book losses in foreign subsidiaries of $136,500,000. The Company had not recorded a deferred tax asset for the excess of tax over book basis in the stock of its foreign subsidiaries. The Company intends to indefinitely reinvest in its foreign subsidiaries all undistributed earnings of and original investments in such subsidiaries. As a result, the

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company does not expect to record deferred tax liabilities in the future related to excesses of book over tax basis in the stock of its foreign subsidiaries in accordance with ASC 740-30-25.

During the three months ended June 30, 2021, the Company recognized income in its U.K. subsidiary associated with the agreements with Ocumension Therapeutics. This income will cause the U.K. subsidiary to be taxable in 2021 and will result in local country income tax expense in the U.K. The Company has calculated its income tax expense for the three months ended June 30, 2021 and for the six months ended June 30, 2021 in accordance with ASC 740-270. The increase in the effective tax rate compared to prior periods is primarily due to the income recognized in association with the Ocumension Therapeutics agreements.

15. SEGMENT INFORMATION

During the three months ended June 30, 2021 and 2020, two customers within the U.S. segment that are large pharmaceutical distributors accounted for 54% and 34%, respectively, of the Company’s consolidated product revenues. During the six months ended June 30, 2021 and 2020, these two customers within the U.S. segment accounted for 52% and 43%, respectively, of the Company’s consolidated product revenues. These same two customers within the U.S. segment accounted for approximately 65% and 67% of the Company’s consolidated accounts receivable at June 30, 2021 and at December 31, 2020, respectively.

During the first quarter of 2021, the Chief Executive Officer (CEO), who is the chief operating decision maker (CODM), changed the manner in which the CODM monitors performance, aligns strategies and allocates resources, which resulted in a change in the operating segments. The Company’s operations are now managed as three operating segments: U.S., International and Operating Cost. The Company determined that each of these operating segments represented a reportable segment. Previously, the Company was managed as two operating segments: U.S. and International.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present a summary of the Company’s reporting segments for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30, 2021
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$5,787	$4,868	$—	$—	$10,655
LICENSE REVENUE	—	11,048	—	—	11,048
NET REVENUE	5,787	15,916	—	—	21,703
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(705)	(1,108)	—	—	(1,813)
GROSS PROFIT	5,082	14,808	—	—	19,890

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	874	1,086	1,584	23	3,567
GENERAL AND ADMINISTRATIVE EXPENSES	230	471	2,486	169	3,356
SALES AND MARKETING EXPENSES	3,667	1,463	143	58	5,331
DEPRECIATION AND AMORTIZATION	—	—	—	633	633
OPERATING EXPENSES	4,771	3,020	4,213	883	12,887
SEGMENT INCOME (LOSS) FROM OPERATIONS	311	11,788	(4,213)	(883)	7,003
OTHER INCOME AND EXPENSES, NET	—	—	—	1,202	1,202
NET INCOME BEFORE TAXES					$8,205

	Three Months Ended
	June 30, 2020
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$3,420	$6,618	$—	$—	$10,038
LICENSE REVENUE	—	—	—	—	—
NET REVENUE	3,420	6,618	—	—	10,038
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(423)	(1,062)	—	—	(1,485)
GROSS PROFIT	2,997	5,556	—	—	8,553

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	748	606	407	49	1,810
GENERAL AND ADMINISTRATIVE EXPENSES	261	493	1,843	194	2,791
SALES AND MARKETING EXPENSES	3,097	1,284	110	75	4,566
DEPRECIATION AND AMORTIZATION	—	—	—	685	685
OPERATING EXPENSES	4,106	2,383	2,360	1,003	9,852
SEGMENT INCOME (LOSS) FROM OPERATIONS	(1,109)	3,173	(2,360)	(1,003)	(1,299)
OTHER INCOME AND EXPENSES, NET	—	—	—	(1,242)	(1,242)
NET LOSS BEFORE TAXES					$(2,541)

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	June 30, 2021
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$11,435	$10,434	$—	$—	$21,869
LICENSE REVENUE	—	11,048	—	—	11,048
NET REVENUE	11,435	21,482	—	—	32,917
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,456)	(1,919)	—	—	(3,375)
GROSS PROFIT	9,979	19,563	—	—	29,542

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,599	2,026	3,122	33	6,780
GENERAL AND ADMINISTRATIVE EXPENSES	470	1,058	4,882	359	6,769
SALES AND MARKETING EXPENSES	6,945	2,796	286	122	10,149
DEPRECIATION AND AMORTIZATION	—	—	—	1,271	1,271
OPERATING EXPENSES	9,014	5,880	8,290	1,785	24,969
SEGMENT INCOME (LOSS) FROM OPERATIONS	965	13,683	(8,290)	(1,785)	4,573
OTHER INCOME AND EXPENSES, NET	—	—	—	(16)	(16)
NET INCOME BEFORE TAXES					$4,557

	Six Months Ended
	June 30, 2020
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$10,487	$14,086	$—	$—	24,573
LICENSE REVENUE	—	—	—	—	—
NET REVENUE	10,487	14,086	—	—	24,573
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,182)	(2,230)	—	—	(3,412)
GROSS PROFIT	9,305	11,856	—	—	21,161

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,855	1,431	1,290	117	4,693
GENERAL AND ADMINISTRATIVE EXPENSES	521	1,042	3,744	466	5,773
SALES AND MARKETING EXPENSES	7,251	2,775	236	175	10,437
DEPRECIATION AND AMORTIZATION	—	—	—	1,339	1,339
OPERATING EXPENSES	9,627	5,248	5,270	2,097	22,242
SEGMENT INCOME (LOSS) FROM OPERATIONS	(322)	6,608	(5,270)	(2,097)	(1,081)
OTHER INCOME AND EXPENSES, NET	—	—	—	(2,615)	(2,615)
NET LOSS BEFORE TAXES					$(3,696)

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. OTHER AGREEMENTS WITH OCUMENSION

Share Purchase Agreement

On April 14, 2021, the Company entered into the Share Purchase Agreement with Ocumension Therapeutics, pursuant to which the Company offered and sold to Ocumension 1,144,945 shares of common stock (the “Shares”), at a purchase price of $8.734044 per Share. The number of Shares sold was equal to 19.9% of the number of shares of common stock outstanding immediately before the closing.

The aggregate gross proceeds from the sale of the Shares were $10.0 million. The Company intends to use the net proceeds from the sale of the Shares to continue to commercialize ILUVIEN® and for general corporate purposes, which may include working capital, capital expenditures, other clinical trial expenditures, acquisitions of new technologies, products or businesses in ophthalmology, and investments.

Pursuant to the Share Purchase Agreement and subject to certain limited exceptions, Ocumension is prohibited from selling, transferring, or otherwise disposing of the Shares for a year following the closing date.

Ocumension is entitled to certain purchase rights if the Company elects to offer or sell new securities (a “Subsequent Financing”) in either a private or public offering.

Warrant Subscription Agreement

On April 14, 2021, the Company entered into the warrant agreement with Ocumension Therapeutics pursuant to which Ocumension agreed to issue to the Company 1,000,000 non-transferable warrants granting the Company the right for a period of four years to subscribe to up to an aggregate of 1,000,000 shares of Ocumension stock at the subscription price of HK$23.88 per warrant share (or US$3.07 per warrant share as converted to U.S. Dollars at the exchange rate on April 9, 2021 of 0.12853 U.S. Dollars per HK$), subject to adjustment. (The converted rate is for illustrative purposes only; if the Company exercises the warrants, it will pay the subscription price of HK$23.88 per warrant share in HK$.) The warrants were issued on August 13, 2021, pursuant to the terms of the warrant agreement. The warrants will not be listed on any stock exchange.

17. FAIR VALUE

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

The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Warrant asset (1)	$—	$2,062	$—	$2,062
Assets measured at fair value	$—	$2,062	$—	$2,062

(1) The Company uses the Black-Scholes pricing model and assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. Changes in this value each reporting period are reported in the condensed consolidated statement of operations.

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

We market ILUVIEN directly in the U.S., Germany, the U.K., Portugal, and Ireland, and have made ILUVIEN available in the Nordic Region (Denmark, Finland, Norway and Sweden) with the support of an exclusive wholesaler. In addition, we have entered into various agreements under which distributors are providing or will provide regulatory, reimbursement and sales and marketing support for ILUVIEN in Austria, Belgium, the Czech Republic, France, Italy, Luxembourg, the Netherlands, Spain, Australia, New Zealand and several countries in the Middle East. In addition, we have granted an exclusive license to Ocumension Therapeutics for the development and commercialization of our 0.19mg fluocinolone acetonide intravitreal implant in China, East Asia and the Western Pacific. As of June 30, 2021, we have recognized sales of ILUVIEN to our international distributors covering the Middle East, Austria, Belgium, France, Italy, Spain, Luxembourg and the Netherlands.

Where We Market ILUVIEN to Treat Diabetic Macular Edema (DME)

ILUVIEN has received marketing authorization for the use of ILUVIEN to treat DME for the indications and in the countries shown in the following table:

Indication for the Treatment of DME	Countries Where ILUVIEN Has Received Marketing Authorization to Treat DME	Countries Where ILUVIEN Has Received Reimbursement Approval to Treat DME	Countries Where ILUVIEN is Currently Available to Treat DME
Treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure	U.S., Australia, Canada, Kuwait, Lebanon and the United Arab Emirates	U.S., Kuwait, Lebanon and the United Arab Emirates	U.S., Kuwait, Lebanon and the United Arab Emirates
Treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies	The United Kingdom (U.K.), Germany, France, Italy, Spain, Portugal, Ireland, Austria, Belgium, Denmark, Norway, Finland, Sweden, Poland, Czech Republic, the Netherlands and Luxembourg	The U.K., Germany, France, Italy, Spain, Portugal, Ireland, Luxembourg and the Netherlands	The U.K., Germany, France, Italy, Spain, Portugal, Ireland, Austria, Luxembourg, Denmark, Norway, Finland and the Netherlands

Where We Market ILUVIEN to Treat Recurrent Non-Infectious Uveitis Affecting the Posterior Segment of the Eye (NIU-PS)

ILUVIEN has received marketing authorization for the use of ILUVIEN to treat NIU-PS for the indications and in the countries shown in the following table:

Indication for the Treatment of NIU-PS	Countries Where ILUVIEN Has Received Marketing Authorization to Treat NIU-PS	Countries Where ILUVIEN Has Received Reimbursement Approval to Treat NIU-PS	Countries Where ILUVIEN is Currently Marketed to Treat NIU-PS
The prevention of relapse in recurrent NIU-PS	The U.K., Germany, France, Spain, Portugal, Ireland, Austria, Belgium, Denmark, Norway, Finland, Sweden, Poland, Czech Republic, the Netherlands and Luxembourg	The U.K., Germany, Ireland (private sector), Luxembourg and the Netherlands	The U.K. Germany, Ireland, Luxembourg, Denmark, Norway, Sweden, Finland and the Netherlands

We launched ILUVIEN for the NIU-PS indication in Germany and the U.K. during the third quarter of 2019, the Netherlands during the fourth quarter of 2020 and Luxembourg in the first quarter of 2021. In addition, we secured reimbursement of ILUVIEN for NIU-PS with the major private insurers in Ireland in the first quarter of 2021.

ILUVIEN became commercially available in Finland and Denmark during the first quarter of 2021 and in Norway during the second quarter of 2021. ILUVIEN is commercialized in the Nordic Region through a direct commercial team and our contracted wholesaler partner.

Effects of the COVID-19 Pandemic

The unprecedented events of the COVID-19 pandemic, and its unpredictable duration, in the regions where we have customers, employees and distributors have had an adverse effect on our sales of ILUVIEN and thus on our net revenues and may in the future have an adverse effect on our liquidity and financial condition. These adverse effects of the pandemic on us have resulted from the following, among other factors:

•Limitations imposed by governments and private parties on in-person access to physicians adversely affect us in at least two ways. First, these limitations can affect patient access to treatment. Because ILUVIEN is administered only by an injection into the eye, telemedicine is not a viable substitute when administration of treatment is required. Second, limitations on in-person access to physicians also makes it difficult or impossible for our sales representatives (including those employed by our distributors) to meet with retina specialists and their staff to educate them about ILUVIEN.

•Patients’ concerns about their personal health during the COVID-19 pandemic have also negatively affected our business. Prior to the pandemic, most of our ILUVIEN sales were driven by the use of ILUVIEN to treat diabetic macular edema, or DME. Given that health authorities have cited diabetes as a factor that places a person at higher risk for severe illness from the COVID-19 pandemic, many DME patients are hesitant or even unwilling to visit their physicians in person (even if otherwise permitted) for fear of contracting the COVID-19 coronavirus. In addition, the adverse effect of DME on a patient’s vision can progress slowly over time, and patients may defer seeking treatment until their loss of vision is significant, which we believe may negatively affect user demand for ILUVIEN.

•In addition to the effects of limitations on in-person access to physicians, limitations on travel within and between the countries in which we market and sell ILUVIEN, as well as various types of “shelter in place” orders, have curtailed our in-person marketing activities.

•The occurrence of COVID-19 pandemic “waves” in individual countries and the uneven level of vaccination across countries have created further difficulty in planning and forecasting business activity and resulted in a reduced ability to consistently and effectively market ILUVIEN in affected countries; and

•As physicians gain increased access to patients, physicians face a backlog of patients presenting other chronic illnesses the physicians may prioritize ahead of DME, thereby reducing or delaying the number of ILUVIEN treatments that might otherwise have been performed.

These limitations and other effects of the COVID-19 pandemic have had an adverse impact on our revenues beginning late in the first quarter of 2020 and continuing through the date of this report. We expect these factors to continue to adversely impact our revenue and capital resources, and the extent and duration of that impact is uncertain at this time, particularly in light of the emergence of COVID-19 variants that increase the transmissibility of the coronavirus and may be more deadly. (Please refer to “Special Note Regarding Forward-Looking Statements and Projections” above.)

In response to these developments, we have implemented measures to mitigate the impact of the pandemic on our financial position and operations. These measures include the following:

•We are continuing to monitor the effects of the SARS-CoV-2 variants and to manage our cost structure where possible to mitigate any anticipated loss of revenue in those markets that are affected.

•Because we believe that our employees are critical to both (a) serving our customers and patients through alternative forms of engagement as the pandemic-related restrictions continue, and (b) realizing the long-term value of ILUVIEN, we have sought to maintain our staffing levels at the historical levels.

Transactions with Ocumension Therapeutics

On April 14, 2021, we entered into a transaction with Ocumension Therapeutics, incorporated in the Cayman Islands with limited liability (Ocumension), or one of its affiliates. In the Ocumension transaction, we received a total of $20.0 million in cash under two agreements:

•a Share Purchase Agreement with Ocumension, pursuant to which we offered and sold to Ocumension 1,144,945 shares of our common stock at a purchase price of $8.734044 per share, or $10.0 million in total; and

•an Exclusive License Agreement (the Ocumension License Agreement) with a wholly owned subsidiary of Ocumension, pursuant to which we granted an exclusive license for the development and commercialization of our 190 microgram fluocinolone acetonide intravitreal implant in applicator under Ocumension’s own branded label in China, East Asia, and the Western Pacific, in exchange for a nonrefundable upfront payment of $10.0 million and aggregated potential sales milestone payments of up to $89.0 million upon achievement by the Ocumension subsidiary of specified amounts of net sales of the licensed product in in the future. We recognized $11.0 million in license revenue from the Ocumension transaction (including the value of a warrant subscription agreement, which we received as consideration, to purchase 1,000,000 shares of Ocumension Therapeutics during a period of four years), in accordance with ASC 606, Revenue from Contracts with Customers, with the remaining approximate $300,000 in consideration received classified as deferred revenue that will be recognized over the remaining term of the license agreement once Ocumension begins to sell products. Revenue from the Ocumension License Agreement is included within net revenue in the accompanying condensed consolidated statements of operations.

For more information about the Ocumension transaction, see Notes 9 and 16 of our notes to the accompanying Interim Financial Statements and our Current Report on Form 8-K filed with the SEC on April 14, 2021.

Sources of Revenues

Our revenues for the three and six months ended June 30, 2021 and 2020 were generated from (a) product sales primarily in the U.S., Germany and the U.K., including the recognition of $1.0 million in deferred product revenue associated with the termination of our Canadian distribution agreement with Knight Therapeutics, and (b) for the three and six months ended June 30, 2021, under an analysis performed utilizing ASC 606, Revenue from Contracts with Customers, the upfront license payment and the value of the warrant agreement resulted in license revenue of $11.0 million. In the U.S., two large pharmaceutical distributors accounted for 54% and 34% of our consolidated product revenues for the three months ended June 30, 2021 and 2020, respectively, and 52% and 43% of our consolidated product revenues for the six months ended June 30, 2021 and 2020, respectively. These U.S.-based distributors purchase ILUVIEN from us, maintain inventories of ILUVIEN and sell downstream to physician offices, pharmacies and hospitals. Internationally, in countries where we sell direct, our customers are hospitals, clinics and pharmacies. We sometimes refer to physician offices, pharmacies, hospitals and clinics as end users. In international countries where we sell to distributors, these distributors maintain inventory levels of ILUVIEN and sell to their customers.

License Agreement with EyePoint Pharmaceuticals US, Inc.

Under the July 2017 New Collaboration Agreement with EyePoint Pharmaceuticals US, Inc. (EyePoint), we have rights to the technology underlying ILUVIEN for the treatment of (a) human eye diseases, including uveitis, in Europe, the Middle East, and Africa, and (b) human eye diseases other than uveitis worldwide. During the three and six months ended June 30, 2020, the royalty amount was 4%. During the three and six months ended June 30, 2021, the royalty amount was 5.2%. We will pay an additional 2% royalty on future global net revenues and other related consideration in excess of $75,000,000 in any year. (For more information about our agreement with

EyePoint, including how we calculate the royalty percentages we are required to pay, see Note 9 of our notes to the accompanying Interim Financial Statements.)

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands, except share and per share data)
REVENUE:
PRODUCT REVENUE, NET	$10,655	$10,038	$21,869	$24,573
LICENSE REVENUE	11,048	—	11,048	—
NET REVENUE	21,703	10,038	32,917	24,573
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,813)	(1,485)	(3,375)	(3,412)
GROSS PROFIT	19,890	8,553	29,542	21,161
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	3,567	1,810	6,780	4,693
GENERAL AND ADMINISTRATIVE EXPENSES	3,356	2,791	6,769	5,773
SALES AND MARKETING EXPENSES	5,331	4,566	10,149	10,437
DEPRECIATION AND AMORTIZATION	633	685	1,271	1,339
OPERATING EXPENSES	12,887	9,852	24,969	22,242
INCOME (LOSS) FROM OPERATIONS	7,003	(1,299)	4,573	(1,081)
INTEREST EXPENSE AND OTHER	(1,347)	(1,351)	(2,690)	(2,643)
UNREALIZED FOREIGN CURRENCY GAIN, NET	56	109	181	28
GAIN ON EXTINGUISHMENT OF DEBT	1,792	—	1,792	—
CHANGE IN FAIR VALUE OF WARRANT ASSET	701	—	701	—
NET INCOME (LOSS) BEFORE TAXES	8,205	(2,541)	4,557	(3,696)
PROVISION FOR TAXES	(640)	(5)	(640)	(48)
NET INCOME (LOSS)	$7,565	$(2,546)	$3,917	$(3,744)
NET INCOME (LOSS) PER SHARE — Basic	$1.03	$(0.51)	$0.57	$(0.75)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic	7,351,919	5,030,833	6,857,172	5,005,777
NET INCOME (LOSS) PER SHARE — Diluted	$1.03	$(0.51)	$0.57	$(0.75)
WEIGHTED AVERAGE SHARES OUTSTANDING — Diluted	7,363,150	5,030,833	6,857,172	5,005,777

Net Revenue

We generate revenue from ILUVIEN, our only product. In addition to generating revenue from product sales, we seek to generate revenue from other sources such as upfront fees, milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the licensing of ILUVIEN or any future product candidates and other intellectual property. In that regard, we recognized $11.0 million in revenue in the three months ended June 30, 2021 from our transactions with Ocumension. Revenue from our international distributors fluctuates depending on the timing of the shipment of ILUVIEN to the distributors and the distributors’ sales of ILUVIEN to their customers.

Net revenue increased by approximately $11.7 million, or 117%, to approximately $21.7 million for the three months ended June 30, 2021, compared to approximately $10.0 million for the three months ended June 30, 2020. The increase was primarily attributable to (a) the $11.0 million of recognized license revenue from our transactions with Ocumension and (b) the recognition of $1.0 million in deferred product revenue associated with the termination of our Canadian distribution agreement with Knight Therapeutics, both of which were recognized during the three months ended June 30, 2021. The COVID-19 pandemic continued to negatively affect both our U.S. business and our international business from product sales, as it has created a slower than anticipated drawdown of inventory and a decrease in demand in both our direct and distributor markets.

Net revenue increased by approximately $8.3 million, or 34%, to approximately $32.9 million for the six months ended June 30, 2021, compared to approximately $24.6 million for the six months ended June 30, 2020. The increase was primarily attributable to (a) the $11.0 million of recognized license revenue from our transactions with Ocumension and (b) the recognition of $1.0 million in deferred product revenue associated with the termination of our Canadian distribution agreement with Knight Therapeutics, both of which were recognized during the six months ended June 30, 2021. As noted above, the COVID-19 pandemic continued to negatively impact both our U.S. business and International business from product sales.

Cost of Goods Sold, Excluding Depreciation and Amortization, and Gross Profit

Gross profit is affected by costs of goods sold, which includes costs of manufactured goods sold and royalty payments to EyePoint under the New Collaboration Agreement. Additionally, cost of goods sold by our international distributors fluctuates depending on the revenue share attributable to the respective contract.

Cost of goods sold, excluding depreciation and amortization, increased by approximately $300,000, or 20%, to approximately $1.8 million for the three months ended June 30, 2021, compared to approximately $1.5 million for the three months ended June 30, 2020. The increase was primarily attributable to our increased royalty expense payable on net revenue, partially due to the increased royalty percentage payable to EyePoint from 4% in the 2020 periods to 5.2% in the 2021 periods with an additional impact from the license revenue associated with the Ocumension transaction.

Cost of goods sold, excluding depreciation and amortization, was approximately $3.4 million for both the six months ended June 30, 2021 and 2020.

Gross profit increased by approximately $11.3 million, or 131%, to approximately $19.9 million for the three months ended June 30, 2021, compared to approximately $8.6 million for the three months ended June 31, 2020. Gross margin was 92% and 85% for the three months ended June 30, 2021 and 2020, respectively. While the license revenue we recognized had no product cost of goods sold associated with it, we did have significant royalty expense that reduced our gross margin for the three months ended June 30, 2021.

Gross profit increased by approximately $8.3 million, or 39%, to approximately $29.5 million for the six months ended June 30, 2021, compared to approximately $21.2 million for the six months ended June 31, 2020. Gross margin was 90% and 86% for the six months ended June 30, 2021 and 2020, respectively.

Research, Development and Medical Affairs Expenses

Currently, our research, development and medical affairs expenses are primarily focused on activities that support ILUVIEN and include salaries and related expenses for research and development and medical affairs personnel, including medical science liaisons. Our research, development and medical affairs expenses also include costs related to the provision of medical affairs support, including symposia development for physician education, and costs related to compliance with FDA, EEA or other regulatory requirements. We expense both internal and external research and development costs as they are incurred.

Research, development and medical affairs expenses increased by approximately $1.8 million, or 100%, to approximately $3.6 million for the three months ended June 30, 2021, compared to approximately $1.8 million for the three months ended June 30, 2020. The increase was primarily attributable to an approximately $1.1 million increase consisting of administrative and pass-through costs associated with clinical trials, $330,000 in consultant costs tied to our commercialization in the Nordics and other operational projects, and $220,000 in personnel costs.

Research, development and medical affairs expenses increased by approximately $2.1 million, or 45%, to approximately $6.8 million for the six months ended June 30, 2021, compared to approximately $4.7 million for the six months ended June 30, 2020. The increase was primarily attributable to an approximately $1.6 million increase consisting of administrative and pass-through costs associated clinical trials, $440,000 in personnel costs and $260,000 in consultant costs tied to our commercialization in the Nordics and other operational projects.

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

General and administrative expenses increased by approximately $600,000, or 21%, to approximately $3.4 million for the three months ended June 30, 2021, compared to approximately $2.8 million for the three months ended June 30, 2020. The increase was primarily attributable to an approximately $600,000 increase in added headcount and personnel costs, and professional costs associated with the Ocumension transaction.

General and administrative expenses increased by approximately $1.0 million, or 17%, to approximately $6.8 million for the six months ended June 30, 2021, compared to approximately $5.8 million for the six months ended June 30, 2020. The increase in general and administrative expenses was primarily attributable to increases of approximately $740,000 in added headcount and personnel costs, and $180,000 in professional fees associated with the Ocumension transaction.

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

Sales and marketing expenses increased by approximately $700,000, or 15%, to approximately $5.3 million for the three months ended June 30, 2021, compared to approximately $4.6 million for the three months ended June 30, 2020. The increase was primarily attributable to added headcount and travel expenses.

Sales and marketing expenses decreased by approximately $300,000, or 3%, to approximately $10.1 million for the six months ended June 30, 2021, compared to approximately $10.4 million for the six months ended June 30, 2020. The decrease was primarily attributable to decreases of $500,000 in marketing, market access and consultant costs related to cost controls we implemented to address the COVID-19 pandemic and $130,000 in commission expenses. These decreases were offset by an increase of approximately $460,000 in added headcount and travel expenses.

Operating Expenses

As a result of the increases in various expenses described above, total operating expenses increased by approximately $3.0 million, or 30%, to approximately $12.9 million for the three months ended June 30, 2021, compared to approximately $9.9 million for the three months ended June 30, 2020. The increase was primarily attributable to an increase of approximately $1.8 million in research, development and medical affairs expenses, $700,000 in sales and marketing expenses and $600,000 in general and administrative expenses as described above.

As a result of the increases and decreases in various expenses described above, total operating expenses increased by approximately $2.8 million, or 13%, to approximately $25.0 million for the six months ended June 30, 2021, compared to approximately $22.2 million for the six months ended June 30, 2020. The increase was primarily attributable to increases of approximately $2.1 million in research, development and medical affairs expenses and $1.0 million in general and administrative expenses, offset by a decrease of $300,000 in sales and marketing expenses as described above.

Interest Expense and Other

Interest Expense and Other decreased by approximately $100,000, or 7%, to approximately $1.3 million for the three months ended June 30, 2021, compared to approximately $1.4 million for the three months ended June 30, 2020.

Interest Expense and Other increased by approximately $100,000, or 4%, to approximately $2.7 million for the six months ended June 30, 2021, compared to approximately $2.6 million for the six months ended June 30, 2020.

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

We had net income available to stockholders for the three and six months ended June 30, 2021, primarily due to the Ocumension share purchase agreement.

Basic and diluted earnings per share attributable to common and participating shares of common stock for the period were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands, except share and per share data)
Net income (loss) available to stockholders	$7,565	$(2,546)	$3,917	$(3,744)
Allocation of undistributed income (loss):
Income (loss) attributable to common stock	$6,989	$(2,546)	$3,619	$(3,744)
Income attributable to participating securities	$576	$—	$298	$—

Basic shares:
Weighted average common shares	6,750,415	5,030,833	6,255,668	5,005,777
Weighted average participating shares	601,504	—	601,504	—
Total basic weighted average shares	7,351,919	5,030,833	6,857,172	5,005,777

Diluted shares:
Weighted average common shares	6,750,415	5,030,833	6,255,668	5,005,777
Dilutive weighted average shares	11,231	—	—	—
Total dilutive weighted common shares	6,761,646	5,030,833	6,255,668	5,005,777
Weighted average participating shares	601,504	—	601,504	—
Total dilutive weighted average shares	7,363,150	5,030,833	6,857,172	5,005,777

Basic EPS	$1.03	$(0.51)	$0.57	$(0.75)
Diluted EPS	$1.03	$(0.51)	$0.57	$(0.75)

Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either classified as participating and do not share in losses or would have been anti-dilutive, were approximately 751,581 for the three and six months ended June 30, 2021, and 2,441,180 for the three and six months ended June 30, 2020.

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

U.S. Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$5,787	$3,420	$11,435	$10,487
LICENSE REVENUE	—	—	—	—
NET REVENUE	5,787	3,420	11,435	10,487
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(705)	(423)	(1,456)	(1,182)
GROSS PROFIT	5,082	2,997	9,979	9,305
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	874	748	1,599	1,855
GENERAL AND ADMINISTRATIVE EXPENSES	230	261	470	521
SALES AND MARKETING EXPENSES	3,667	3,097	6,945	7,251
OPERATING EXPENSES	4,771	4,106	9,014	9,627
SEGMENT INCOME FROM OPERATIONS	$311	$(1,109)	$965	$(322)

U.S. Segment - three months ended June 30, 2021 compared to the three months ended June 30, 2020

Net revenue. Net revenue increased by approximately $2.4 million, or 71%, to approximately $5.8 million for the three months ended June 30, 2021, compared to approximately $3.4 million for the three months ended June 30, 2020. End user demand, which represents units purchased by physicians and pharmacies from our distributors, grew 17% in the three months ended June 30, 2021, increasing to 731 units compared to 625 units in the three months ended June 30, 2020. Net revenue from product sales during the three months ended June 30, 2021 continued to be negatively affected by the COVID-19 pandemic.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $290,000, or 69%, to approximately $710,000 for the three months ended June 30, 2021, compared to approximately $420,000 for the three months ended June 30, 2020. The increase was primarily attributable to our increased U.S. net revenue and royalty expense payable on the U.S. net revenue, partially due to the increased royalty percentage payable to EyePoint from 4% in the 2020 period to 5.2% in the 2021 period.

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $120,000, or 16%, to approximately $870,000 for the three months ended June 30, 2021, compared to approximately $750,000 for the three months ended June 30, 2020. This increase was mainly attributable to the return to travel and physician engagement that was limited in the prior year quarter due to lockdowns associated with the COVID-19 pandemic.

General and administrative expenses. General and administrative expenses decreased by approximately $30,000, or 12%, to approximately $230,000 for the three months ended June 30, 2021, compared to approximately $260,000 for the three months ended June 30, 2020. This decrease was associated with reduced insurance cost.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $600,000, or 19%, to approximately $3.7 million for the three months ended June 30, 2021, compared to approximately $3.1 million for the three months ended June 30, 2020. The increase was primarily attributable to increases of approximately $390,000 in personnel and travel expenses and $140,000 in commission expenses associated with the increase in U.S. net revenue for the quarter.

U.S. Segment - six months ended June 30, 2021 compared to the six months ended June 30, 2020

Net revenue. Net revenue increased by approximately $900,000, or 9%, to approximately $11.4 million for the six months ended June 30, 2021, compared to approximately $10.5 million for the six months ended June 30, 2020. Net revenue from product sales during the six months ended June 30, 2021 continued to be negatively affected by the COVID-19 pandemic.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $300,000, or 25%, to approximately $1.5 million for the six months ended June 30, 2021, compared to approximately $1.2 million for the six months ended June 30, 2020. The increase was primarily attributable to our increased U.S. net revenue and royalty expense payable on the U.S. net revenue, partially due to the increased royalty percentage payable to EyePoint from 4% in the 2020 period to 5.2% in the 2021 period.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $300,000, or 16%, to approximately $1.6 million for the six months ended June 30, 2021, compared to approximately $1.9 million for the six months ended June 30, 2020. The decrease was primarily attributable to decreases of approximately $140,000 in consultant costs and $120,000 in personnel costs.

General and administrative expenses. General and administrative expenses decreased by approximately $50,000, or 10%, to approximately $470,000 for the six months ended June 30, 2021, compared to approximately $520,000 for the six months ended June 30, 2020.

Sales and marketing expenses. Sales and marketing expenses decreased by approximately $400,000, or 5%, to approximately $6.9 million for the six months ended June 30, 2021, compared to approximately $7.3 million for the six months ended June 30, 2020. The decrease was primarily attributable to a decrease in marketing, market access and consultant costs related to cost controls we implemented to address the COVID-19 pandemic.

International Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$4,868	$6,618	$10,434	$14,086
LICENSE REVENUE	11,048	—	11,048	—
NET REVENUE	15,916	6,618	21,482	14,086
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,108)	(1,062)	(1,919)	(2,230)
GROSS PROFIT	14,808	5,556	19,563	11,856
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,086	606	2,026	1,431
GENERAL AND ADMINISTRATIVE EXPENSES	471	493	1,058	1,042
SALES AND MARKETING EXPENSES	1,463	1,284	2,796	2,775
OPERATING EXPENSES	3,020	2,383	5,880	5,248
SEGMENT INCOME FROM OPERATIONS	$11,788	$3,173	$13,683	$6,608

International Segment - three months ended June 30, 2021 compared to the three months ended June 30, 2020

Net revenue. Net revenue increased by approximately $9.3 million, or 141%, to approximately $15.9 million for the three months ended June 30, 2021, compared to approximately $6.6 million for the three months ended June 30, 2020. The increase was primarily attributable to (a) $11.0 million of recognized license revenue from our transactions with Ocumension and (b) the recognition of $1.0 million in deferred product revenue associated with the termination of our Canadian distribution agreement with Knight Therapeutics, both of which were recognized during the three months ended June 30, 2021. The COVID-19 pandemic continued to negatively impact our international business, as it has created a slower than anticipated drawdown of inventory and a decrease in demand in both our direct and distributor markets.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, was approximately $1.1 million for both the three months ended June 30, 2021 and 2020. This was primarily attributable to our increased royalty expense payable on net revenue, partially due to the increased royalty percentage payable to EyePoint from 4% in the 2020 periods to 5.2% in the 2021 periods with an additional impact from the license revenue associated with the Ocumension transaction.

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $490,000, or 80%, to approximately $1.1 million for the three months ended June 30, 2021, compared to approximately $610,000 for the three months ended June 30, 2020. The increase was primarily due to increases of approximately $340,000 in consultant costs and $130,000 in personnel costs.

General and administrative expenses. General and administrative expenses decreased by approximately $20,000, or 4%, to approximately $470,000 for the three months ended June 30, 2021, compared to approximately $490,000 for the three months ended June 30, 2020.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $200,000, or 15%, to approximately $1.5 million for the three months ended June 30, 2021, compared to approximately $1.3 million for the three months ended June 30, 2020. The increase was primarily attributable to an increase in personnel costs.

International Segment - six months ended June 30, 2021 compared to the six months ended June 30, 2020

Net revenue. Net revenue increased by approximately $7.4 million, or 52%, to approximately $21.5 million for the six months ended June 30, 2021, compared to approximately $14.1 million for the six months ended June 30, 2020. The increase was primarily attributable to (a) $11.0 million of recognized license revenue from our transactions with Ocumension and (b) the recognition of $1.0 million in deferred product revenue associated with the termination of our Canadian distribution agreement with Knight Therapeutics, both of which were recognized during the six months ended June 30, 2021. The COVID-19 pandemic continued to negatively impact our international business, as it has created a slower than anticipated drawdown of inventory and a decrease in demand in both our direct and distributor markets.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, decreased by approximately $300,000, or 14%, to approximately $1.9 million for the six months ended June 30, 2021, compared to approximately $2.2 million for the six months ended June 30, 2020. The decrease was primarily attributable to lower sales to our international distributors. This decrease was offset by our increased royalty expense payable on net revenue, partially due to the increased royalty percentage payable to EyePoint from 4% in the 2020 periods to 5.2% in the 2021 periods with an additional impact from the license revenue associated with the Ocumension transaction.

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $600,000, or 43%, to approximately $2.0 million for the six months ended June 30, 2021, compared to approximately $1.4 million for the six months ended June 30, 2020. The increase was primarily due to increases of approximately $400,000 in consultant costs and $250,000 in personnel costs.

General and administrative expenses. General and administrative expenses increased by approximately $100,000, or 10%, to approximately $1.1 million for the six months ended June 30, 2021, compared to approximately $1.0 million for the six months ended June 30, 2020.

Sales and marketing expenses. Sales and marketing expenses were approximately $2.8 million for both the six months ended June 30, 2021 and 2020.

Operating Cost Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	$1,584	$407	$3,122	$1,290
GENERAL AND ADMINISTRATIVE EXPENSES	2,486	1,843	4,882	3,744
SALES AND MARKETING EXPENSES	143	110	286	236
OPERATING EXPENSES	4,213	2,360	8,290	5,270
SEGMENT LOSS FROM OPERATIONS	$(4,213)	$(2,360)	$(8,290)	$(5,270)

Operating Cost Segment - three months ended June 30, 2021 compared to the three months ended June 30, 2020

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $1.2 million, or 300%, to approximately $1.6 million for the three months ended June 30, 2021, compared to approximately $400,000 for the three months ended June 30, 2020. The increase was primarily attributable to an increase of approximately $1.1 million in clinical study costs associated with the NEW DAY Study.

General and administrative expenses. General and administrative expenses increased by approximately $700,000, or 39%, to approximately $2.5 million for the three months ended June 30, 2021, compared to approximately $1.8 million for the three months ended June 30, 2020. The increase was primarily attributable to increases of approximately $370,000 in personnel costs.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $30,000, or 27%, to approximately $140,000 for the three months ended June 30, 2021, compared to approximately $110,000 for the three months ended June 30, 2020. This increase was attributable to added personnel costs.

Operating Cost Segment - six months ended June 30, 2021 compared to the six months ended June 30, 2020

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $1.8 million, or 138%, to approximately $3.1 million for the six months ended June 30, 2021, compared to approximately $1.3 million for the six months ended June 30, 2020. The increase was primarily attributable to an increase of approximately $1.6 million in clinical study costs associated with the NEW DAY Study.

General and administrative expenses. General and administrative expenses increased by approximately $1.2 million, or 32%, to approximately $4.9 million for the six months ended June 30, 2021, compared to approximately $3.7 million for the six months ended June 30, 2020. The increase was primarily attributable to increases of approximately $650,000 in personnel costs, $220,000 in professional fees and $110,000 in insurance costs.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $50,000, or 21%, to approximately $290,000 for the six months ended June 30, 2021, compared to approximately $240,000 for the six months ended June 30, 2020.

Other

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	$23	$49	$33	$117
GENERAL AND ADMINISTRATIVE EXPENSES	169	194	359	466
SALES AND MARKETING EXPENSES	58	75	122	175
DEPRECIATION AND AMORTIZATION	633	685	1,271	1,339
OPERATING EXPENSES	883	1,003	1,785	2,097
SEGMENT LOSS FROM OPERATIONS	$(883)	$(1,003)	$(1,785)	$(2,097)

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

Operating expenses in Other decreased by approximately $120,000, or 12%, to $880,000 for the three months ended June 30, 2021, compared to approximately $1.0 million for the three months ended June 30, 2020. This decrease is primarily attributable to a decrease of $120,000 in global stock-based compensation expenses.

Operating expenses in Other decreased by approximately $300,000, or 14%, to $1.8 million for the six months ended June 30, 2021, compared to approximately $2.1 million for the six months ended June 30, 2020. This decrease is primarily attributable to a decrease of $300,000 in global stock-based compensation expenses.

Depreciation and amortization was approximately $630,000 and $690,000 for the three months ended June 30, 2021 and 2020, respectively.

Depreciation and amortization was approximately $1.3 million for both the six months ended June 30, 2021 and 2020.

Liquidity and Capital Resources

Overview

Since inception, we have incurred recurring losses, negative cash flow from operations and have accumulated a deficit in stockholders’ equity of $389.0 million as of June 30, 2021. As of June 30, 2021, we had approximately $24.8 million in cash and cash equivalents. In mid-April 2021 we received a total of $20.0 million in cash from the Ocumension transaction described above. We intend to use these funds to continue to commercialize ILUVIEN, to fund our NEW DAY clinical trial and for general corporate purposes, which may include working capital, capital expenditures, other clinical trial expenditures, acquisitions of new technologies, products or businesses in ophthalmology, and investments.

As explained above in “Effects of the COVID-19 Pandemic,” the unprecedented events of the COVID-19 pandemic, and its unpredictable duration, in the regions where we have customers, employees and distributors have had an adverse effect on our sales of ILUVIEN and thus on our net revenues and capital resources. The extent and duration of that impact is uncertain at this time, particularly in light of the emergence of COVID-19 variants that increase the transmissibility of the coronavirus and may be more deadly.

Since January 2019, we have funded our operations through (a) cash received from our sales; (b) net proceeds of the loans that we obtained in January 2018 and December 2019, respectively, from a group of lenders led by SLR Investment Corp. (formerly named Solar Capital Ltd.); (c) a $1.0 million sale of common stock to a private investor in October 2019; (d) an approximately $1.8 million loan (the PPP Loan) we obtained in April 2020 under the Paycheck Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act; which was forgiven in its entirety, including interest, on April 16, 2021; and (e) the $20.0 million in funds we obtained in April 2021 as a result of the Ocumension transaction. Our loans do not include a revolving loan feature and have been fully advanced by the respective lenders. We currently have no additional borrowing capacity, and the 2019 Loan Agreement generally prohibits any additional debt unless we obtain the prior consent of SLR.

Indebtedness

Loans from SLR Investment Corp. (formerly known as Solar Capital Ltd.). On January 5, 2018, we entered into a $40.0 million loan and security agreement with Solar Capital Ltd., as Collateral Agent, and the parties signatory thereto from time to time as Lenders, including Solar Capital Ltd. in its capacity as a Lender (the 2018 Loan Agreement). On December 31, 2019, we refinanced the 2018 Loan Agreement by entering into a $45.0 million loan and security agreement (the 2019 Loan Agreement) with Solar Capital Ltd., as Agent, and the parties signing the loan agreement from time to time as Lenders, including Solar Capital Ltd. in its capacity as a Lender (collectively, the Lenders). Under the 2019 Loan Agreement, we borrowed $42.5 million on December 31, 2019 and borrowed the remaining $2.5 million on February 21, 2020. The two borrowings under the 2019 Loan Agreement totaled $45.0 million and are referred to as the SLR Loan, given that Solar Capital Ltd. changed its name to SLR Investment Corp. (SLR) in February 2021. The SLR Loan matures on July 1, 2024. We used the initial proceeds of the SLR Loan to pay off the outstanding loan under the 2018 Loan Agreement, along with related prepayment, legal and other fees and expenses of approximately $2,300,000, which included $2,200,000 in fees to SLR, along with related prepayment, legal and other fees and expenses totaling approximately $2.3 million, which included $2.2 million in fees to SLR. We used the remaining proceeds of the SLR Loan to provide additional working capital for general corporate purposes during 2020 and the first half of 2021.

On May 1, 2020, we entered into a First Amendment (the First Amendment) to the 2019 Loan Agreement. The First Amendment included revised covenants that applied to our financial performance during 2020, all of which we met. The First Amendment, among other things, required that a minimum revenue covenant be measured at March 31, 2021 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of our projected revenues in accordance with a plan we submitted to Agent in February 2021, and with such plan to be approved by our board of directors (the Board) and Agent in its sole discretion.

On March 30, 2021, we entered into a Second Amendment (the Second Amendment) to the 2019 Loan Agreement. The Second Amendment, among other things:

(a)reflected Agent’s consent to our delivery of Board-approved annual financial projections for 2021 by April 1, 2021 (which we delivered in a timely manner);

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

Paycheck Protection Program Loan. On April 22, 2020, we received an approximately $1.8 million loan (the PPP Loan) under the Paycheck Protection Program established by the U.S. Small Business Administration as part of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. The PPP Loan was unsecured and was evidenced by a note in favor of HSBC Bank USA, National Association (HSBC) as the lender. On July 21, 2020, we submitted an application to HSBC for forgiveness of the PPP Loan. The PPP Loan was forgiven in its entirety, including interest, on April 16, 2021.

$20.0 million Capital Infusion from Ocumension

On April 14, 2021, we entered into the Share Purchase Agreement with Ocumension Therapeutics, pursuant to which we offered and sold to Ocumension 1,144,945 shares of our common stock, at a purchase price of $8.734044 per share. The number of shares sold was equal to 19.9% of the number of shares of common stock outstanding immediately before the closing. The aggregate gross proceeds from the sale of the shares were $10.0 million. In addition, we received a nonrefundable upfront license payment of $10.0 million pursuant to the Ocumension License Agreement. Under that agreement, we granted an exclusive license for the development and commercialization of our 190 microgram fluocinolone acetonide intravitreal implant in applicator under Ocumension’s own branded label in China, East Asia and the Western Pacific. For more information about the Ocumension transaction, see Transactions with Ocumension Therapeutics above in this Item 2, Notes 9 and 16 of our notes to the accompanying Interim Financial Statements, and our Current Report on Form 8-K filed with the SEC on April 14, 2021.

Current Cash Position

As of June 30, 2021, we had approximately $24.8 million in cash and cash equivalents, an increase of $16.5 million from the $8.3 million in cash and cash equivalents that we reported as of March 31, 2021. In mid-April 2021, we received gross proceeds of $20.0 million in cash from the Ocumension transaction described above. In response to the effects of the COVID-19 pandemic, we have adjusted, and we expect to continue to adjust, our commercial spending to continue to operate with our existing cash resources. Even after the Ocumension transaction, we may need to raise additional capital to fund our business strategy, including the continued commercialization of ILUVIEN and the retention of our current employees and staff. The actual amount of funds that we may need will depend on many factors, some of which are beyond our control. See “Effects of the COVID-19 Pandemic” in this Item 2 above for an explanation of our strategy to conserve our cash and otherwise mitigate the impact of the pandemic on our financial position and operations.

We cannot be sure that additional financing will be available when needed or that, if available, the additional financing could be obtained on terms that are not significantly detrimental to us or our stockholders. If we were to raise additional funds by issuing equity securities, substantial dilution to existing stockholders could result, and the terms of any new equity securities may have a preference over our common stock. If we were to attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining those agreements, or in receiving milestone or royalty payments under them. If we were to attempt to raise additional funds through debt financing, we would be required to obtain the permission or participation of SLR, which we might not be able to obtain. Our recurring losses and any potential needs to raise capital create substantial doubt about our ability to continue as a going concern for the next 12 months following the issuance of the Interim Financial Statements for the filing of this Form 10-Q.

Sources and Uses of Cash for the six months ended June 30, 2021 compared to the six months ended June 30, 2020

For the six months ended June 30, 2021, cash provided by our operations was approximately $4.2 million. The cash provided by our operations was primarily due to our net income of $3.9 million, gain on extinguishment of debt of $1.8 million, $1.3 million of non-cash depreciation and amortization, $970,000 of non-cash consideration received as revenue, a $700,000 change in fair value of warrant asset, $510,000 of non-cash stock-based compensation expense and $480,000 of non-cash interest expense associated with the amortization of our debt discount. Further reducing cash from operations was a $940,000 decrease in long-term liabilities and a $480,000 net decrease in accounts payable, accrued expenses and other current liabilities. These were offset by a $2.0 million decrease in accounts receivable, a $650,000 decrease in prepaid expenses and other current assets and a $410,000 decrease in inventory.

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

For the six months ended June 30, 2021, net cash used in our investing activities was approximately $190,000, which was primarily due to capital expenditures associated with the transfer of manufacturing to the facility at Cadence, Inc., as discussed below.

For the six months ended June 30, 2020, net cash used in our investing activities was approximately $220,000, which was due to the purchase of property and equipment.

For the six months ended June 30, 2021, net cash provided by our financing activities was approximately $9.9 million, which was primarily due to $10.0 million of proceeds from the issuance of common stock, offset by $110,000 of payments of finance lease obligations and $80,000 in common stock issuance costs.

For the six months ended June 30, 2020, net cash provided by our financing activities was approximately $4.0 million, which was primarily due to borrowing the remaining $2.5 million under the 2019 Loan Agreement and receiving the $1.8 million PPP Loan, offset by $230,000 of payments of finance lease obligations.

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

In January 2020, we entered into an agreement with the first of two contract research organizations (CROs) for clinical and data management services to be performed in connection with a multicenter, single masked, randomized and controlled trial designed to generate prospective data evaluating ILUVIEN as a baseline therapy in the treatment of DME and demonstrate its advantages over using the current standard of care of repeat anti-VEGF injections (the NEW DAY Study). The NEW DAY Study is planned to enroll 320 treatment-naïve, or almost naïve, DME patients in approximately 42 sites around the U.S. For the three and six months ended June 30, 2021, we incurred approximately $1.1 million and $2.0 million, respectively, of expense associated with the NEW DAY Study. For the three and six months ended June 30, 2020, we incurred approximately $25,000 and $460,000, respectively, of expense associated with the NEW DAY Study. As of June 30, 2021, we expect to incur approximately an additional $13.8 million of expense associated with the study through December 31, 2024.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 5, 2021, we identify under Item 1A of Part I important factors that could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. Except as described below, there have been no material changes in our risk factors after the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. However, the risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

You should read the following information in conjunction with the Interim Financial Statements and related notes in Part I, Item 1, Financial Information and the discussion and analysis of our financial condition in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business, and those impacts may have an adverse effect on our results of operations, financial condition and cash flows.

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, health authorities, businesses, and the public at large to limit the COVID-19 pandemic’s spread have had, and we expect will continue to have, certain negative effects on, and present certain risks to, our business. We have experienced decreases in sales of ILUVIEN in the U.S. (which has rebounded to a degree) and in our international markets that have been affected by the COVID-19 pandemic resulting from, among other things:

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

•Our business is also negatively affected by patient behavior in the current environment. Most of our ILUVIEN sales are driven by the use of ILUVIEN to treat diabetic macular edema, or DME. Given that governmental authorities have cited diabetes as a factor that places a person at higher risk for severe illness from the COVID-19 pandemic, many of those patients are or may be unwilling to visit their physicians in person (even if otherwise permitted) for fear of contracting the COVID-19 coronavirus. In addition, the adverse effect of DME on a patient’s vision can progress slowly over time, and patients may defer seeking treatment until their loss of vision is acute, which we believe may negatively affect user demand for ILUVIEN.

These limitations had an adverse impact on our revenues beginning late in the first quarter of 2020 and continuing through the date of this report. We expect these factors to continue to adversely impact our revenue, and the extent and duration of that impact is uncertain at this time. If the COVID-19 pandemic intensifies (as is currently the case in much of the U.S. and in parts of Europe, including Germany, one of our largest markets) or its duration persists, its negative effect on our sales and thus our liquidity and financial condition could be more prolonged and may be severe. Financial uncertainty associated with the adverse effects of the COVID-19 pandemic, and the duration of those effects, could have an impact in future periods on certain estimates used in the preparation of our quarterly financial results, including impairment of intangible assets, the income tax provision and realizability of certain receivables.

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

•As the result of lower sales of ILUVIEN, we may fail to comply with financial covenants in our $45.0 million 2019 Loan Agreement, as amended, that are based on minimum trailing six months’ revenues. If an event of default under the 2019 Loan Agreement occurs, SLR may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to raise additional financing, renegotiate the 2019 Loan Agreement on terms less favorable to us or immediately cease operations. Any declaration by SLR of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline significantly after we publicly disclose that event in an SEC filing. Further, if we were liquidated, SLR’s right to repayment would be senior to the rights of our stockholders.

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

On October 30, 2020, we entered into a Manufacturing Services Agreement with Cadence, Inc., to manufacture the components used in the ILUVIEN applicator. Cadence is in the final stages of process qualification and began manufacturing production components during the second quarter of 2021. In March 2021, we received the necessary approvals from European Regulatory Agencies for Cadence to manufacture components to be used in ILUVIEN sold in Europe. We filed a Prior Approval Supplement (PAS) with the FDA during the third quarter of 2021. We believe we have sufficient safety stock produced by Flextronics to meet the anticipated demand of our distributors and end users in the U.S. until FDA approval is obtained and throughout 2021 and the first quarter of 2022. Until the transition to Cadence is complete, however, there can be no assurances that Cadence will manufacture the components in a timely and otherwise acceptable manner. Significant disruption in this transition, or unanticipated costs related to the transition, could materially and adversely affect our business, financial condition and cash flows, and results of operations.

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
10.15.A

Share Purchase Agreement by and between Ocumension Therapeutics and Alimera Sciences, Inc., dated as of April 14, 2021 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on April 14, 2021 and incorporated by reference).

10.15.B#

Voting and Investor Rights Agreement by and between Alimera Sciences, Inc. and Ocumension Therapeutics, dated as of April 14, 2021 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on April 14, 2021 and incorporated by reference).

10.15.C

Warrant Subscription Agreement by and between Alimera Sciences, Inc. and Ocumension Therapeutics, dated as of April 14, 2021 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed on April 14, 2021 and incorporated by reference).

10.15.D#

Exclusive License Agreement by and between and Ocumension (Hong Kong) Limited, dated as of April 14, 2021 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed on April 14, 2021 and incorporated by reference).

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ALIMERA SCIENCES, INC.

August 16, 2021	By:	/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

August 16, 2021	By:	/s/ J. Philip Jones
J. Philip Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)