Form 10-Q
period 2021-09-30
ALIMERA SCIENCES INC
filed 2021-11-05
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 2, 2021, there were 6,938,154 shares of the registrant’s Common Stock issued and outstanding.

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

•the adverse effects of the COVID-19 pandemic on sales of ILUVIEN® resulting from (a) limitations on in-person access to physicians for treatment imposed by governments or healthcare facilities, including those imposed in the U.K. and Europe (notably in Germany), and (b) the unwillingness of patients to visit their physicians in person for fear of contracting the COVID-19 coronavirus;

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

•the possibility that distribution of the ILUVIEN insert or applicator may be disrupted by government action related to COVID-19 or by the effect of the pandemic on our manufacturers’ or distributors’ workforces or our supply chain;

•the possibility of reduced efficiency and potential distractions of our employees resulting from the prolonged impact of the COVID-19 pandemic, and the resulting loss of productivity;

•the possibility that the economic impact of the COVID-19 pandemic will cause our distributors to vary the way they manage inventory, which could cause our revenue to be inconsistent quarter to quarter;

Operational Risks

•our dependence on the commercial success of our only product, ILUVIEN, and our inability to expand our portfolio of ophthalmic products;

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

•uncertainty associated with obtaining the appropriate raw materials from our third-party vendors due to (a) supply chain constraints and (b) the replacement by the sole manufacturer of a type of resin used to make the ILUVIEN applicator with another form of resin for which we will need FDA approval in 2023;

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

•the possibility that global supply chain shortages of goods may impair our ability to source components for the manufacture of our product in a timely manner or at a sustainable level of costs of goods;

Financial Risks

•the possibility that we may fail to comply with the financial covenants in our $45.0 million Loan and Security Agreement with SLR Investment Corp. (SLR, f/k/a Solar Capital Ltd.) as Collateral Agent (Agent), and certain other lenders, including SLR in its capacity as a lender, dated December 31, 2019, as amended, and be unable to obtain a waiver from SLR for any resulting default (see the risk factor regarding this loan agreement in Part II, Item 1A, Risk Factors below);

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

•a slowdown or reduction in our sales due to, among other things, a reduction in end user demand, unexpected competition, regulatory issues, the occurrence of COVID-19 pandemic “waves” in individual countries, or other unexpected circumstances;

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$21,524	$11,208
Restricted cash	34	34
Accounts receivable, net	16,210	17,200
Prepaid expenses and other current assets	3,564	3,718
Inventory (Note 7)	2,301	2,746
Total current assets	43,633	34,906
NON-CURRENT ASSETS:
Property and equipment, net	1,664	1,638
Right of use assets, net	1,719	720
Intangible asset, net (Note 8)	11,386	12,838
Deferred tax asset	712	753
Warrant asset	951	—
TOTAL ASSETS	$60,065	$50,855
CURRENT LIABILITIES:
Accounts payable	$7,437	$7,461
Accrued expenses	3,673	3,197
Paycheck Protection Program (PPP) loan (Note 10)	—	1,481
Finance lease obligations	289	209
Total current liabilities	11,399	12,348
NON-CURRENT LIABILITIES:
Notes payable, net of discount (Note 10)	42,838	42,408
Other non-current liabilities	4,326	4,077
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value — 10,000,000 shares authorized at September 30, 2021 and December 31, 2020:
Series A Convertible Preferred Stock, 1,300,000 authorized and 600,000 issued and outstanding at September 30, 2021 and December 31, 2020; liquidation preference of $24,000 at September 30, 2021 and December 31, 2020	19,227	19,227
Common stock, $.01 par value — 150,000,000 shares authorized, 6,927,174 shares issued and outstanding at September 30, 2021 and 5,719,367 shares issued and outstanding at December 31, 2020	69	57
Additional paid-in capital	376,579	365,830
Common stock warrants	370	370
Accumulated deficit	(393,175)	(392,909)
Accumulated other comprehensive loss	(1,568)	(553)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,502	(7,978)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$60,065	$50,855

See Notes to Unaudited Interim Condensed Consolidated Financial Statements (Interim Financial Statements).

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands, except share and per share data)
REVENUE:
PRODUCT REVENUE, NET	$12,153	$12,473	$34,022	$37,046
LICENSE REVENUE	—	—	11,048	—
NET REVENUE	12,153	12,473	45,070	37,046
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,689)	(1,537)	(5,064)	(4,949)
GROSS PROFIT	10,464	10,936	40,006	32,097
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	3,278	2,469	10,058	7,162
GENERAL AND ADMINISTRATIVE EXPENSES	2,808	2,421	9,577	8,194
SALES AND MARKETING EXPENSES	5,751	4,962	15,900	15,399
DEPRECIATION AND AMORTIZATION	649	677	1,920	2,016
OPERATING EXPENSES	12,486	10,529	37,455	32,771
(LOSS) INCOME FROM OPERATIONS	(2,022)	407	2,551	(674)
INTEREST EXPENSE AND OTHER	(1,360)	(1,285)	(4,050)	(3,928)
UNREALIZED FOREIGN CURRENCY GAIN, NET	142	267	323	295
GAIN ON EXTINGUISHMENT OF DEBT	—	—	1,792	—
CHANGE IN FAIR VALUE OF WARRANT ASSET	(1,112)	—	(411)	—
NET (LOSS) INCOME BEFORE TAXES	(4,352)	(611)	205	(4,307)
INCOME TAX BENEFIT (PROVISION)	169	(7)	(471)	(55)
NET LOSS	$(4,183)	$(618)	$(266)	$(4,362)
NET LOSS PER SHARE — Basic and Diluted	$(0.60)	$(0.12)	$(0.04)	$(0.87)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and Diluted	6,924,174	5,068,701	6,480,952	5,026,905

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
NET LOSS	$(4,183)	$(618)	$(266)	$(4,362)
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	(451)	198	(1,015)	205
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(451)	198	(1,015)	205
COMPREHENSIVE LOSS	$(4,634)	$(420)	$(1,281)	$(4,157)

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2021	2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(266)	$(4,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,920	2,016
Non-cash consideration received as revenue	(973)	—
Unrealized foreign currency transaction gain, net	(323)	(295)
Amortization of debt discount	722	727
Stock-based compensation expense	758	1,074
Gain on extinguishment of debt	(1,792)	—
Change in fair value of warrant asset	411	—
Changes in assets and liabilities:
Accounts receivable	761	3,942
Prepaid expenses and other current assets	(158)	(301)
Inventory	395	(1,104)
Accounts payable	160	(1,906)
Accrued expenses and other current liabilities	561	(1,310)
Other long-term liabilities	(717)	(411)
Net cash provided by (used in) operating activities	1,459	(1,930)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(500)	(535)
Net cash used in investing activities	(500)	(535)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,042	—
Common stock issuance costs	(82)	—
Proceeds from exercise of stock options	42	10
Issuance of debt	—	4,278
Payment of debt costs	—	(19)
Payment of finance lease obligations	(160)	(341)
Net cash provided by financing activities	9,842	3,928
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(485)	364
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	10,316	1,827
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	11,242	9,459
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$21,558	$11,286
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$3,230	$2,854
Cash paid for income taxes	$47	$20
Supplemental schedule of non-cash investing and financing activities:
Property and equipment acquired under finance leases	$—	$776
Note payable end of term payment accrued but unpaid	$2,125	$2,125

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Series A		Series C
			Convertible		Convertible					Accumulated
	Common Stock		Preferred Stock		Preferred Stock		Additional	Common		Other
							Paid-In	Stock	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Loss	Total
2020	(In thousands, except share data)
Balance, December 31, 2019	4,965,949	$50	600,000	$19,227	10,150	$11,117	$350,117	$3,707	$(387,570)	$(1,093)	$(4,445)
Issuance of common stock, net of issuance costs	62,933	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	440	—	—	—	440
Other	—	—	—	—	—	—	(115)	—	—	—	(115)
Net loss	—	—	—	—	—	—	—	—	(1,198)	—	(1,198)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(86)	(86)
Balance, March 31, 2020	5,028,882	50	600,000	19,227	10,150	11,117	350,442	3,707	(388,768)	(1,179)	(5,404)
Issuance of common stock, net of issuance costs	2,863	—	—	—	—	—	10	—	—	—	10
Stock-based compensation expense	—	—	—	—	—	—	317	—	—	—	317
Net loss	—	—	—	—	—	—	—	—	(2,546)	—	(2,546)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	93	93
Balance, June 30, 2020	5,031,745	50	600,000	19,227	10,150	11,117	350,769	3,707	(391,314)	(1,086)	(7,530)
Preferred stock conversion	99,999	1	—	—	(1,500)	(1,643)	1,642	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	317	—	—	—	317
Net loss	—	—	—	—	—	—	—	—	(618)	—	(618)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	198	198
Balance, September 30, 2020	5,131,744	$51	600,000	$19,227	8,650	$9,474	$352,728	$3,707	$(391,932)	$(888)	$(7,633)

2021
Balance, December 31, 2020	5,719,367	$57	600,000	$19,227	—	$—	$365,830	$370	$(392,909)	$(553)	$(7,978)
Issuance of common stock, net of issuance costs	45,000	1	—	—	—	—	—	—	—	—	1
Stock option exercises	58	—	—	—	—	—	—	—	—	—	—
Forfeitures of restricted stock	(10,933)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	262	—	—	—	262
Net loss	—	—	—	—	—	—	—	—	(3,648)	—	(3,648)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(597)	(597)
Balance, March 31, 2021	5,753,492	58	600,000	19,227	—	—	366,092	370	(396,557)	(1,150)	(11,960)
Issuance of common stock, net of issuance costs	1,164,343	11	—	—	—	—	9,949	—	—	—	9,960
Stock option exercises	6,339	—	—	—	—	—	42	—	—	—	42
Stock-based compensation expense	—	—	—	—	—	—	251	—	—	—	251
Net income	—	—	—	—	—	—	—	—	7,565	—	7,565
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	33	33
Balance, June 30, 2021	6,924,174	69	600,000	19,227	—	—	376,334	370	(388,992)	(1,117)	5,891
Issuance of common stock, net of issuance costs	3,000	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	245	—	—	—	245
Net loss	—	—	—	—	—	—	—	—	(4,183)	—	(4,183)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(451)	(451)
Balance, September 30, 2021	6,927,174	$69	600,000	$19,227	—	$—	$376,579	$370	$(393,175)	$(1,568)	$1,502

See Notes to Interim Financial Statements.

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

The Company markets ILUVIEN directly in the U.S., Germany, the U.K., Portugal and Ireland and has made ILUVIEN available in the Nordic Region (Denmark, Finland, Norway and Sweden) with the support of an exclusive wholesaler. In addition, the Company has entered into various agreements under which distributors are providing or will provide regulatory, reimbursement and sales and marketing support for ILUVIEN in Austria, Belgium, the Czech Republic, France, Italy, Luxembourg, the Netherlands, Spain, Australia, New Zealand and several countries in the Middle East. In addition, the Company has granted an exclusive license to Ocumension Therapeutics for the development and commercialization of the Company’s 0.19mg fluocinolone acetonide intravitreal injection in China, East Asia and the Western Pacific. As of September 30, 2021, the Company has recognized sales of ILUVIEN to its international distributors covering the Middle East, Austria, Belgium, France, Italy, Luxembourg, Spain and the Netherlands.

Effects of the COVID-19 Pandemic

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, and the public at large to limit the COVID-19 pandemic’s spread have had, and the Company expects will continue to have, certain negative effects on, and present certain risks to, the Company’s business. These limitations and other effects of the COVID-19 pandemic have had an adverse impact on our revenues beginning late in the first quarter of 2020 and continuing through the third quarter of 2021. The Company expects these factors to continue to adversely impact our revenue, and the extent and duration of that impact is uncertain at this time, particularly in light of the emergence of COVID-19 variants that increase the transmissibility of the coronavirus and may be more deadly. Depending on the duration of these limitations and the severity and duration of other effects of the COVID-19 pandemic, our liquidity and financial condition may be adversely affected in the future as well. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the Company’s quarterly financial results, including impairment of intangible assets, the income tax provision and realizability of certain receivables. Should the pandemic continue for an extended period, the continued impact on the Company’s operations could have an adverse effect on the Company’s revenue, financial condition and cash flows.

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

•The Company is focusing its spending in certain countries where access is less restricted in order to serve our customers and patients through either direct or alternative forms of engagement.

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

Reclassifications

Within the operating expenses section of the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 as well as within the International segment (see Note 15), the Company reclassified $198,000 and $581,000, respectively, in sales and marketing expenses associated with its country managers in Europe from general and administrative expenses to sales and marketing expenses. The Company made this reclassification to provide additional transparency of the activity being performed and to conform them to the current quarter presentation. These changes had no impact on previously reported consolidated balance sheets, net loss on our statements of operations, comprehensive loss, stockholders’ deficit or cash flows.

Adoption of New Accounting Standard

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes. The standard eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intra-period tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax and (4) enacted changes in tax laws in interim periods. The standard became effective for the Company on January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

The Company will recognize sales-based milestone payments as revenue upon the achievement of the cumulative sales amount specified in the contract in accordance with ASC 606. For those milestone payments which are contingent on the occurrence of particular future events, the Company determines that these need to be considered for inclusion in the calculation of total consideration from the contract as a component of variable consideration using the expected value method. As such, the Company assesses each milestone to determine the probability of and substance behind achieving each milestone. Given the inherent uncertainty associated with these future events, the Company will not recognize revenue from such milestones until there is a high probability of occurrence, which typically occurs near or upon achievement of the event.

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

5. LEASES

The Company evaluates all of its contracts to determine whether it is or contains a lease at inception. The Company reviews its contracts for options to extend, terminate or purchase any right-of-use assets and accounts for these, as applicable, at inception of the contract. Lease renewal options are not recognized as part of the lease liability until the Company determines it is reasonably certain it will exercise any applicable renewal options. The Company has not recorded any liability for renewal options in these Interim Financial Statements. The useful lives of leased assets as well as leasehold improvements, if any, are limited by the expected lease term.

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases

The Company’s operating lease activities primarily consist of leases for office space in the U.S., the U.K., Ireland and Germany. Most of these leases include options to renew, with renewal terms generally ranging from one to seven years. The exercise of lease renewal options is at the Company’s sole discretion. Certain of the Company’s operating lease agreements include variable lease costs that are based on common area maintenance and property taxes. The Company expenses these payments as incurred. The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In the third quarter of 2021, the Company gained access to newly constructed office space in Alpharetta, GA for the Company’s U.S. headquarters. The Company has agreed to occupy approximately 14,900 feet of office space in an office building located in Halcyon, a new mixed-use development. The Company expects to relocate to this new space in early 2022. This lease includes a lease incentive as defined by ASC 842, which the Company is using for interior construction of its suite in the leased space. The Company expects to realize the full amount of this lease incentive during fourth quarter of 2021. The Company recorded a right-of-use asset of approximately $1,025,000 and related long-term lease liability of approximately $1,025,000 associated with the lease. These amounts represent the present value of the minimum lease payments at the inception using the Company’s incremental borrowing rate, less the present value of its lease incentives of approximately $1,174,000. These amounts and future minimum lease payments are included in the tables below.

When available, the Company uses the rate implicit in the lease or sublease to discount lease payments to present value; however, the lease explained above did not provide a readily determinable implicit rate. Therefore, the Company estimated its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate is defined as the rate of interest that the Company would have to pay to borrow, on a collateralized basis and over a similar term, an amount equal to the lease payments in a similar economic environment. The discount rate used to determine the above amounts was 9.43%.

Supplemental balance sheet information as of September 30, 2021 and December 31, 2020 for the Company’s operating leases is as follows:

	September 30,	December 31,
	2021	2020
	(In thousands)
NON-CURRENT ASSETS:
Right of use assets, net	$1,719	$720
Total lease assets	$1,719	$720
CURRENT LIABILITIES:
Accrued expenses	$199	$405
NON-CURRENT LIABILITIES:
Other non-current liabilities	1,505	438
Total lease liabilities	$1,704	$843

The Company’s operating lease cost for the three and nine months ended September 30, 2021 was $117,000 and $352,000, respectively, and is included in general and administrative expenses in its condensed consolidated statement of operations. The Company’s operating lease cost for the three and nine months ended September 30, 2020 was $113,000 and $338,000, respectively, and is included in general and administrative expenses in its condensed consolidated statement of operations.

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2021, a schedule of maturity of lease liabilities under all of the Company’s operating leases is as follows:

Years Ending December 31	(In thousands)
2021 (remaining)	$69
2022	277
2023	724
2024	694
2025	474
Thereafter	2,043
Total	4,281
Less amount representing interest	(1,403)
Present value of minimum lease payments	2,878
Less lease incentives	(1,174)
Less current portion (as a portion of accrued expenses)	(199)
Non-current portion (as a portion of other non-current liabilities)	$1,505

Cash paid for operating leases was $599,000 during the nine months ended September 30, 2021. Right-of-use assets increased $1,208,000 in connection with operating leases for the nine months ended September 30, 2021, as a result of new operating leases. Cash paid for operating leases was $464,000 during the nine months ended September 30, 2020. No right-of-use assets were obtained in exchange for operating leases for the nine months ended September 30, 2020.

As of September 30, 2021, the weighted average remaining lease terms of the Company’s operating leases was 7.2 years. The weighted average discount rate used to determine the lease liabilities was 9.51%.

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

Supplemental balance sheet information as of September 30, 2021 and December 31, 2020 for the Company’s finance leases is as follows:

	September 30,	December 31,
	2021	2020
	(In thousands)
NON-CURRENT ASSETS:
Property and equipment, net	$506	$810
Total lease assets	$506	$810
CURRENT LIABILITIES:
Finance lease obligations	$289	$209
NON-CURRENT LIABILITIES:
Finance lease obligations — less current portion	273	514
Total lease liabilities	$562	$723

Depreciation expense associated with property and equipment under finance leases was approximately $94,000 and $101,000 for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense associated with property and equipment under finance leases was approximately $303,000 and $294,000 for the nine months ended September 30, 2021 and 2020, respectively. Interest expense associated with finance leases was $14,000 for both the three months ended September 30, 2021 and 2020. Interest expense associated with finance leases was $46,000 and $33,000 for the nine months ended September 30, 2021 and 2020, respectively.

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2021, a schedule of maturity of lease liabilities under finance leases, together with the present value of minimum lease payments, is as follows:

Years Ending December 31	(In thousands)
2021 (remaining)	$86
2022	388
2023	252
Total	726
Less amount representing interest	(164)
Present value of minimum lease payments	562
Less current portion	(289)
Non-current portion	$273

Cash paid for finance leases was $283,000 during the nine months ended September 30, 2021. No property or equipment was obtained in exchange for finance leases during the nine months ended September 30, 2021.

As of September 30, 2021, the weighted average remaining lease terms of the Company’s finance leases was 1.4 years. The weighted average discount rate used to determine the finance lease liabilities was 9.4%.

6. GOING CONCERN

The accompanying Interim Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Interim Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

To date, the Company has incurred recurring losses and has accumulated a deficit of $393,175,000 from inception through September 30, 2021. As of September 30, 2021, the Company had approximately $21,524,000 in cash and cash equivalents. On April 14, 2021, the Company entered into four agreements with Ocumension Therapeutics that resulted in gross proceeds to the Company of $20,000,000. However, should the impact of the COVID-19 pandemic be extended, the Company may need to reevaluate its planned expenses and reduce its expenses in the future.

Further, the Company must maintain compliance with the debt covenants of its $45,000,000 Loan and Security Agreement dated December 31, 2019 with SLR Investment Corp., as amended (the 2019 Loan Agreement; see Note 10). In management’s opinion, the uncertainty regarding future revenues raises substantial doubt about the Company’s ability to continue as a going concern without access to additional debt and/or equity financing over the course of the next twelve months.

The Company’s operations and thus its net product revenues have continued to be adversely affected by the COVID-19 pandemic. During the six months ended September 30, 2021, the Company did not generate sufficient revenue to meet the trailing six-month revenue covenant included in the 2019 Loan Agreement. The lenders provided a consent that permitted the Company not to maintain the revenue covenant as of September 30, 2021 and waived any event of default that has occurred or may be deemed to have occurred. The Company expects to comply with the revenue covenant at the next reportable date, which is December 31, 2021.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2021	2020
	(In thousands)
Component parts (1)	$327	$623
Work-in-process (2)	789	1,221
Finished goods	1,185	902
Total Inventory	$2,301	$2,746

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

The gross carrying amount of the intangible asset is $25,000,000, which is being amortized over approximately 13 years from the payment date. The amortization expense related to the intangible asset was approximately $489,000 for both the three months ended September 30, 2021 and 2020, respectively. The amortization expense related to the intangible asset was approximately $1,451,000 and $1,457,000 for the nine months ended September 30, 2021 and 2020, respectively. The net book value of the intangible asset was $11,386,000 and $12,838,000 as of September 30, 2021 and December 31, 2020, respectively.

The estimated future amortization expense as of September 30, 2021 for the remaining periods in the next five years and thereafter is as follows:

Years Ending December 31	(In thousands)
2021 (remaining)	$489
2022	1,940
2023	1,940
2024	1,946
2025	1,940
Thereafter	3,131
Total	$11,386

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

In July 2017, the Company amended and restated its EyePoint license agreement, which was made effective July 1, 2017 (the New Collaboration Agreement). Under the New Collaboration Agreement, the Company has the right to the technology underlying ILUVIEN for the treatment of (a) human eye diseases, including uveitis, in Europe, the Middle East, and Africa, and (b) human eye diseases other than uveitis worldwide. The New Collaboration Agreement converted the Company’s previous profit share obligation to a royalty payable on global net revenues of ILUVIEN.

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following the signing of the New Collaboration Agreement, the Company retained a right to recover up to $15,000,000 of commercialization costs that were incurred prior to profitability of ILUVIEN and to offset a portion of future payments owed to EyePoint with these accumulated commercialization costs, referred to as the Future Offset. Due to the uncertainty of future net profits, the Company has fully reserved the Future Offset in the accompanying Interim Financial Statements. In March 2019, pursuant to the New Collaboration Agreement, the Company forgave $5,000,000 of the Future Offset in connection with the approval of ILUVIEN for NIU-PS in the U.K. As of September 30, 2021, the balance of the Future Offset was approximately $7,530,000.

During the three and nine months ended September 30, 2020, the royalty amount was 4%, which was reduced from 6% due to the recoverable balance of the Future Offset. During the three and nine months ended September 30, 2021, the royalty amount was 5.2%, which was reduced from 6% due to the recoverable balance of the Future Offset. The Company is required to pay an additional 2% royalty on future global net revenues and other related consideration in excess of $75,000,000 in any year. During the three and nine months ended September 30, 2021, the Company recognized approximately $628,000 and $2,232,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization. As of September 30, 2021, approximately $628,000 of this royalty expense was included in the Company’s accounts payable. During the three and nine months ended September 30, 2020, the Company recognized approximately $499,000 and $1,481,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization.

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

The Company received a nonrefundable upfront payment of $10,000,000 from Ocumension HK and may in the future receive additional sales-based milestone payments totaling up to $89,000,000 upon the achievement by Ocumension HK of certain specified sales milestones during the term of the License Agreement. The Company’s receipt of future milestone payments depends upon whether Ocumension HK is able to successfully complete product development and commercialization in the Territory, which requires, among other things, obtaining necessary regulatory approvals and appropriate reimbursement pricing in the various countries and jurisdictions in the Territory, a process that may take several years. During the nine months ended September 30, 2021, the Company recognized $11,048,000 in license revenue from the Ocumension transaction (including the value of a warrant subscription agreement, which Alimera received as consideration, for Alimera to purchase 1,000,000 shares of Ocumension Therapeutics during a period of four years), in accordance with ASC 606, Revenue from Contracts with Customers, with the remaining approximate $300,000 in consideration classified as deferred revenue that will be recognized over the remaining term of the license agreement once Ocumension begins to sell products.

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

The Company’s operations and thus its net product revenues have continued to be adversely affected by the COVID-19 pandemic. During the six months ended September 30, 2021, the Company did not generate sufficient revenue to meet the trailing six-month revenue covenant included in the 2019 Loan Agreement. The lenders provided a consent that permitted the Company not to maintain the revenue covenant as of September 30, 2021 and waived any event of default that has occurred or may be deemed to have occurred. The Company expects to comply with the revenue covenant at the next reportable date, which is December 31, 2021.

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

Paycheck Protection Program Loan

On April 22, 2020, the Company received a $1,778,000 loan (the PPP Loan) under the Paycheck Protection Program established by the U.S. Small Business Administration as part of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. The PPP Loan was unsecured and was evidenced by a note in favor of HSBC Bank USA, National Association (HSBC) as the lender. On July 21, 2020, the

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company submitted an application to HSBC for forgiveness of the PPP Loan. The PPP Loan was forgiven in its entirety, including interest, on April 16, 2021. As a result of forgiveness, the Company recognized a gain on extinguishment of debt of $1,792,000 during the nine months ended September 30, 2021.

Fair Value of Debt

The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing. Therefore, the carrying amount of the notes approximated their fair value at September 30, 2021 and December 31, 2020.

Hercules Loan Agreement and Related Warrant

In connection with the previous loan with Hercules Capital, Inc. (Hercules), on October 20, 2016, the Company issued a warrant to Hercules Capital, Inc. that granted Hercules the right to purchase up to 30,582 shares of the Company’s common stock at an exercise price of $16.35 per share. The right to exercise this warrant expired on October 20, 2021.

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

Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either not classified as participating or would have been anti-dilutive, were as follows:

	Three and Nine Months Ended
	September 30,
	2021	2020
Series A convertible preferred stock	601,504	601,504
Series C convertible preferred stock	—	576,669
Common stock warrants	30,582	119,712
Stock options	1,081,238	1,040,987
Total	1,713,324	2,338,872

12. PREFERRED STOCK

Series A Convertible Preferred Stock

As of September 30, 2021, there were 600,000 shares of Series A Convertible Preferred Stock issued and outstanding.

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

Stock Options

During the three months ended September 30, 2021 and 2020, the Company recorded compensation expense related to stock options of approximately $207,000 and $282,000, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded compensation expense related to stock options of approximately $666,000 and $853,000, respectively. As of September 30, 2021, the total unrecognized compensation cost related to non-vested stock options granted was $1,300,000 and is expected to be recognized over a weighted average period of 2.52 years. The following table presents a summary of stock option activity for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
	2021		2020
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price ($)	Options	Price ($)
Options outstanding at beginning of period	1,087,464	23.46	1,043,297	29.84
Grants	9,350	8.52	2,450	5.46
Forfeitures and expirations	(15,376)	21.85	(4,760)	28.29
Exercises	—	—	—	—
Options outstanding at period end	1,081,438	23.36	1,040,987	29.79
Options exercisable at period end	780,062	29.61	764,151	36.91
Weighted average per share fair value of options granted during the period	$5.67		$3.48

The following table presents a summary of stock option activity for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021		2020
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price ($)	Options	Price ($)
Options outstanding at beginning of period	939,379	26.72	871,472	35.46
Grants	222,650	5.63	198,731	6.70
Forfeitures	(74,194)	14.15	(29,216)	42.00
Exercises	(6,397)	6.59	—	—
Options outstanding at period end	1,081,438	23.36	1,040,987	29.79
Options exercisable at period end	780,062	29.61	764,151	36.91
Weighted average per share fair value of options granted during the period	$3.65		$4.17

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides additional information related to outstanding stock options as of September 30, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term	Value ($)
				(In thousands)
Outstanding	1,081,438	23.36	5.82 years	—
Exercisable	780,062	29.61	4.69 years	—
Outstanding, vested and expected to vest	1,041,672	24.00	5.70 years	—

The following table provides additional information related to outstanding stock options as of December 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term	Value ($)
				(In thousands)
Outstanding	939,379	26.72	5.92 years	—
Exercisable	701,725	32.46	5.02 years	—
Outstanding, vested and expected to vest	911,509	27.26	5.84 years	—

As of September 30, 2021, 1,017,755 shares remain available for grant under the 2019 Plan, which reflects the amendment of the 2019 Plan effective June 15, 2021, after stockholder approval, that increased the number of shares for which awards can be granted by 1,000,000 shares.

Restricted Stock and Restricted Stock Units

A summary of restricted stock and restricted stock units (RSU) transactions under the plans are as follows:

	Three Months Ended
	September 30,
	2021		2020
		Weighted		Weighted
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock & RSUs	Fair Value ($)	Stock & RSUs	Fair Value ($)
Restricted stock & RSUs outstanding at beginning of period	46,250	5.65	30,086	3.12
Grants	3,000	8.59	—	—
Vested units	—	—	—	—
Forfeitures	—	—	—	—
Restricted stock & RSUs outstanding at period end	49,250	5.83	30,086	3.12

	Nine Months Ended
	September 30,
	2021		2020
		Weighted		Weighted
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock & RSUs	Fair Value ($)	Stock & RSUs	Fair Value ($)
Restricted stock & RSUs outstanding at beginning of period	30,086	3.12	36,763	13.15
Grants	55,500	5.73	30,086	3.12
Vested units	(25,403)	3.12	(36,763)	13.15
Forfeitures	(10,933)	4.20	—	—
Restricted stock & RSUs outstanding at period end	49,250	5.83	30,086	3.12

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee stock-based compensation expense related to restricted stock and RSUs recognized in accordance with ASC 718, Compensation - Stock Compensation (ASC 718) was $23,000 and $22,000 for the three months ended September 30, 2021 and 2020, respectively. Employee stock-based compensation expense related to restricted stock and RSUs recognized in accordance with ASC 718 was $58,000 and $170,000 for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, the total unrecognized compensation cost related to restricted stock was $213,000 and is expected to be recognized over a weighted average period of 2.72 years.

Employee Stock Purchase Plan

During the three months ended September 30, 2021 and 2020, the Company recorded compensation expense related to its employee stock purchase plan of approximately $15,000 and $13,000, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded compensation expense related to its employee stock purchase plan of approximately $34,000 and $51,000, respectively.

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

At December 31, 2020, the Company had U.S. federal NOL carry-forwards of approximately $131,400,000 and state NOL carry-forwards of approximately $96,200,000 available to reduce future taxable income. The Company’s U.S. federal NOL carry-forwards remain fully reserved as of September 30, 2021. Except for the NOLs generated after 2017, the U.S. federal NOLs not fully utilized will expire at various dates between 2029 and 2038; most state NOL carry-forwards will expire at various dates between 2021 and 2040. Under the Tax Cuts and Jobs Act of 2017, U.S. federal NOLs and some state NOLs generated after 2017 will carryforward indefinitely.

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

During the three months ended September 30, 2021, the Company recognized income in its U.K. subsidiary associated with the agreements with Ocumension Therapeutics. This income will cause the U.K. subsidiary to be taxable in 2021 and will result in local country income tax expense in the U.K. The Company has calculated its income tax expense for the three and nine months ended September 30, 2021 in accordance with ASC 740-270. The increase in the effective tax rate compared to prior periods is primarily due to the income recognized in association with the Ocumension Therapeutics agreements.

15. SEGMENT INFORMATION

During the three months ended September 30, 2021 and 2020, two customers within the U.S. segment that are large pharmaceutical distributors accounted for 57% and 56%, respectively, of the Company’s consolidated product revenues. During the nine months ended September 30, 2021 and 2020, these two customers within the U.S. segment accounted for 54% and 47%, respectively, of the Company’s

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated product revenues. These same two customers within the U.S. segment accounted for approximately 64% and 67% of the Company’s consolidated accounts receivable at September 30, 2021 and at December 31, 2020, respectively.

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

The following tables present a summary of the Company’s reporting segments for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30, 2021
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$6,917	$5,236	$—	$—	$12,153
LICENSE REVENUE	—	—	—	—	—
NET REVENUE	6,917	5,236	—	—	12,153
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(830)	(859)	—	—	(1,689)
GROSS PROFIT	6,087	4,377	—	—	10,464
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,042	979	1,221	36	3,278
GENERAL AND ADMINISTRATIVE EXPENSES	224	6	2,429	149	2,808
SALES AND MARKETING EXPENSES	3,943	1,610	138	60	5,751
DEPRECIATION AND AMORTIZATION	—	—	—	649	649
OPERATING EXPENSES	5,209	2,595	3,788	894	12,486
SEGMENT INCOME (LOSS) FROM OPERATIONS	878	1,782	(3,788)	(894)	(2,022)
OTHER INCOME AND EXPENSES, NET	—	—	—	(2,330)	(2,330)
NET LOSS BEFORE TAXES					$(4,352)

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	September 30, 2020
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$6,962	$5,511	$—	$—	$12,473
LICENSE REVENUE	—	—	—	—	—
NET REVENUE	6,962	5,511	—	—	12,473
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(746)	(791)	—	—	(1,537)
GROSS PROFIT	6,216	4,720	—	—	10,936
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	864	805	752	48	2,469
GENERAL AND ADMINISTRATIVE EXPENSES	168	97	1,964	192	2,421
SALES AND MARKETING EXPENSES	3,328	1,425	132	77	4,962
DEPRECIATION AND AMORTIZATION	—	—	—	677	677
OPERATING EXPENSES	4,360	2,327	2,848	994	10,529
SEGMENT INCOME (LOSS) FROM OPERATIONS	1,856	2,393	(2,848)	(994)	407
OTHER INCOME AND EXPENSES, NET	—	—	—	(1,018)	(1,018)
NET LOSS BEFORE TAXES					$(611)

	Nine Months Ended
	September 30, 2021
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$18,352	$15,670	$—	$—	$34,022
LICENSE REVENUE	—	11,048	—	—	11,048
NET REVENUE	18,352	26,718	—	—	45,070
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(2,285)	(2,779)	—	—	(5,064)
GROSS PROFIT	16,067	23,939	—	—	40,006
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,641	3,005	4,343	69	10,058
GENERAL AND ADMINISTRATIVE EXPENSES	694	1,064	7,311	508	9,577
SALES AND MARKETING EXPENSES	10,889	4,407	423	181	15,900
DEPRECIATION AND AMORTIZATION	—	—	—	1,920	1,920
OPERATING EXPENSES	14,224	8,476	12,077	2,678	37,455
SEGMENT INCOME (LOSS) FROM OPERATIONS	1,843	15,463	(12,077)	(2,678)	2,551
OTHER INCOME AND EXPENSES, NET	—	—	—	(2,346)	(2,346)
NET INCOME BEFORE TAXES					$205

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30, 2020
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$17,449	$19,597	$—	$—	37,046
LICENSE REVENUE	—	—	—	—	—
NET REVENUE	17,449	19,597	—	—	37,046
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,928)	(3,021)	—	—	(4,949)
GROSS PROFIT	15,521	16,576	—	—	32,097
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,720	2,236	2,042	164	7,162
GENERAL AND ADMINISTRATIVE EXPENSES	689	1,139	5,708	658	8,194
SALES AND MARKETING EXPENSES	10,580	4,200	367	252	15,399
DEPRECIATION AND AMORTIZATION	—	—	—	2,016	2,016
OPERATING EXPENSES	13,989	7,575	8,117	3,090	32,771
SEGMENT INCOME (LOSS) FROM OPERATIONS	1,532	9,001	(8,117)	(3,090)	(674)
OTHER INCOME AND EXPENSES, NET	—	—	—	(3,633)	(3,633)
NET LOSS BEFORE TAXES					$(4,307)

16. OTHER AGREEMENTS WITH OCUMENSION

Share Purchase Agreement

On April 14, 2021, the Company entered into a Share Purchase Agreement with Ocumension Therapeutics, pursuant to which the Company offered and sold to Ocumension 1,144,945 shares of common stock (the “Shares”), at a purchase price of $8.734044 per Share. The number of Shares sold was equal to 19.9% of the number of shares of common stock outstanding immediately before the closing.

The aggregate gross proceeds from the sale of the Shares were $10,000,000. The Company intends to use the net proceeds from the sale of the Shares to continue to commercialize ILUVIEN® and for general corporate purposes, which may include working capital, capital expenditures, other clinical trial expenditures, acquisitions of new technologies, products or businesses in ophthalmology, and investments.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Warrant asset (1)	$—	$951	$—	$951
Assets measured at fair value	$—	$951	$—	$951

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

We market ILUVIEN directly in the U.S., Germany, the U.K., Portugal, and Ireland, and have made ILUVIEN available in the Nordic Region (Denmark, Finland, Norway and Sweden) with the support of an exclusive wholesaler. In addition, we have entered into various agreements under which distributors are providing or will provide regulatory, reimbursement and sales and marketing support for ILUVIEN in Austria, Belgium, the Czech Republic, France, Italy, Luxembourg, the Netherlands, Spain, Australia, New Zealand and several countries in the Middle East. In addition, we have granted an exclusive license to Ocumension Therapeutics for the development and commercialization of our 0.19mg fluocinolone acetonide intravitreal implant in China, East Asia and the Western Pacific. As of September 30, 2021, we have recognized sales of ILUVIEN to our international distributors covering the Middle East, Austria, Belgium, France, Italy, Spain, Luxembourg and the Netherlands.

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

We signed an agreement on August 4, 2021 with Tanner Pharma to make ILUVIEN accessible to doctors wishing to use it on a named-patient basis in territories where ILUVIEN is not licensed or commercialized while ensuring compliance with regulations.

Effects of the COVID-19 Pandemic

The unprecedented events of the COVID-19 pandemic, and its unpredictable duration, in the regions where we have customers, employees and distributors have had an adverse effect on our sales of ILUVIEN and thus on our net revenues and may in the future have an adverse effect on our liquidity and financial condition. These adverse effects of the pandemic on us have resulted from the following, among other factors:

•Limitations imposed by governments and private parties on in-person access to physicians adversely affect us in at least two ways. First, these limitations can affect patient access to treatment. Because ILUVIEN is administered only by an injection into the eye, telemedicine is not a viable substitute when administration of treatment is required. Second, limitations on in-person access to physicians, such as obtaining access to government-controlled facilities, also makes it difficult or impossible for our sales representatives (including those employed by our distributors) to meet with retina specialists and their staff to educate them about ILUVIEN. We currently or have recently faced these limitations in Veterans Administration hospitals, Kaiser Permanente hospitals, and certain hospitals in Germany and the other countries where we market ILUVIEN

•Patients’ concerns about their personal health during the COVID-19 pandemic have also negatively affected our business. Prior to the pandemic, most of our ILUVIEN sales were driven by the use of ILUVIEN to treat diabetic macular edema, or DME. Given that health authorities have cited diabetes as a factor that places a person at higher risk for severe illness from the COVID-19 pandemic, many DME patients have been hesitant or even unwilling to visit their physicians in person (even if otherwise permitted) for fear of contracting the COVID-19 coronavirus. In addition, the adverse effect of DME on a patient’s vision can progress slowly over time, and patients may defer seeking treatment until their loss of vision is significant, which we believe may negatively affect user demand for ILUVIEN.

•In addition to the effects of limitations on in-person access to physicians, limitations on travel earlier in 2021 within and between the countries in which we market and sell ILUVIEN, as well as various types of lockdown or restricted access orders, curtailed our in-person marketing activities, and those limitations could be imposed again in the future.

•The occurrence of COVID-19 pandemic “waves” in individual countries and the uneven level of vaccination across countries have created further difficulty in planning and forecasting business activity and resulted in a reduced ability to consistently and effectively market ILUVIEN in affected countries; and

•As physicians gain increased access to patients, they may give a higher priority to patients with acute illnesses before treating patients with chronic illnesses such as DME, thereby reducing or delaying the number of ILUVIEN treatments that might otherwise have been performed.

These limitations and other effects of the COVID-19 pandemic have had an adverse impact on our revenues beginning late in the first quarter of 2020 and continuing through the date of this report. We expect these factors to continue to adversely impact our revenue and capital resources, and the extent and duration of that impact is uncertain at this time, particularly in light of the emergence of COVID-19 variants that increase the transmissibility of the coronavirus. (Please refer to “Special Note Regarding Forward-Looking Statements and Projections” above.)

In response to these developments, we have implemented measures to mitigate the impact of the pandemic on our financial position and operations. These measures include the following:

•We are continuing to monitor the effects of the SARS-CoV-2 variants and to manage our cost structure where possible to mitigate any anticipated loss of revenue in those markets that are affected.

•We are focusing our spending in certain countries where access is less restricted in order to serve our customers and patients through either direct or alternative forms of engagement.

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

For more information about the Ocumension transaction, see Notes 9 and 16 of our notes to the accompanying Unaudited Interim Condensed Consolidated Financial Statements (Interim Financial Statements) and our Current Report on Form 8-K filed with the SEC on April 14, 2021.

Sources of Revenues

Our revenues for the three months ended September 30, 2021 and 2020 were generated from product sales primarily in the U.S., Germany and the U.K. Our revenues for the nine months ended September 30, 2021 and 2020 were generated from (a) product sales primarily in the U.S., Germany and the U.K., including the recognition of $1.0 million of deferred revenue associated with the termination of our Canadian distribution agreement with Knight Therapeutics, and (b) for the nine months ended September 30, 2021, under an analysis performed utilizing ASC 606, Revenue from Contracts with Customers, the upfront license payment and the value of the warrant agreement resulted in license revenue of $11.0 million. In the U.S., two large pharmaceutical distributors accounted for 57% and 56% of our consolidated product revenues for the three months ended September 30, 2021 and 2020, respectively, and 54% and 47% of our consolidated product revenues for the nine months ended September 30, 2021 and 2020, respectively. These U.S.-based distributors purchase ILUVIEN from us, maintain inventories of ILUVIEN and sell downstream to physician offices, pharmacies and hospitals. Internationally, in countries where we sell direct, our customers are hospitals, clinics and pharmacies. We sometimes refer to physician offices, pharmacies, hospitals and clinics as end users. In international countries where we sell to distributors, these distributors maintain inventory levels of ILUVIEN for sale to their customers.

License Agreement with EyePoint Pharmaceuticals US, Inc.

Under the July 2017 New Collaboration Agreement with EyePoint Pharmaceuticals US, Inc. (EyePoint), we have rights to the technology underlying ILUVIEN for the treatment of (a) human eye diseases, including uveitis, in Europe, the Middle East, and Africa, and (b) human eye diseases other than uveitis worldwide. During the three and nine months ended September 30, 2020, the royalty amount was 4%. During the three and nine months ended September 30, 2021, the royalty amount was 5.2%. We will pay an additional 2% royalty on future global net revenues and other related consideration in excess of $75,000,000 in any year. (For more information about our agreement with EyePoint, including how we calculate the royalty percentages we are required to pay, see Note 9 of our notes to the accompanying Interim Financial Statements.)

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands, except share and per share data)
REVENUE:
PRODUCT REVENUE, NET	$12,153	$12,473	$34,022	$37,046
LICENSE REVENUE	—	—	11,048	—
NET REVENUE	12,153	12,473	45,070	37,046
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,689)	(1,537)	(5,064)	(4,949)
GROSS PROFIT	10,464	10,936	40,006	32,097
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	3,278	2,469	10,058	7,162
GENERAL AND ADMINISTRATIVE EXPENSES	2,808	2,421	9,577	8,194
SALES AND MARKETING EXPENSES	5,751	4,962	15,900	15,399
DEPRECIATION AND AMORTIZATION	649	677	1,920	2,016
OPERATING EXPENSES	12,486	10,529	37,455	32,771
(LOSS) INCOME FROM OPERATIONS	(2,022)	407	2,551	(674)
INTEREST EXPENSE AND OTHER	(1,360)	(1,285)	(4,050)	(3,928)
UNREALIZED FOREIGN CURRENCY GAIN, NET	142	267	323	295
GAIN ON EXTINGUISHMENT OF DEBT	—	—	1,792	—
CHANGE IN FAIR VALUE OF WARRANT ASSET	(1,112)	—	(411)	—
NET (LOSS) INCOME BEFORE TAXES	(4,352)	(611)	205	(4,307)
INCOME TAX BENEFIT (PROVISION)	169	(7)	(471)	(55)
NET LOSS	$(4,183)	$(618)	$(266)	$(4,362)
NET LOSS PER SHARE — Basic and Diluted	$(0.60)	$(0.12)	$(0.04)	$(0.87)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and Diluted	6,924,174	5,068,701	6,480,952	5,026,905

Net Revenue

We generate revenue from ILUVIEN, our only product. In addition to generating revenue from product sales, we seek to generate revenue from other sources such as upfront fees, milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the licensing of ILUVIEN or any future product candidates and other intellectual property. In that regard, we recognized $11.0 million in revenue in the nine months ended September 30, 2021 from our transactions with Ocumension. Revenue from our international distributors fluctuates depending on the timing of the shipment of ILUVIEN to the distributors and the distributors’ sales of ILUVIEN to their customers.

Net revenue decreased by approximately $300,000, or 2%, to approximately $12.2 million for the three months ended September 30, 2021, compared to approximately $12.5 million for the three months ended September 30, 2020. The COVID-19 pandemic continued to negatively impact our international product sales and, to a lesser degree, our U.S. product sales.

Net revenue increased by approximately $8.1 million, or 22%, to approximately $45.1 million for the nine months ended September 30, 2021, compared to approximately $37.0 million for the nine months ended September 30, 2020. The increase was primarily attributable to (a) the $11.0 million of recognized license revenue from our transactions with Ocumension and (b) the recognition of $1.0 million of deferred revenue associated with the termination of our Canadian distribution agreement with Knight Therapeutics, both of which were recognized during the nine months ended September 30, 2021. For the nine months ended September 30, 2021, the COVID-19 pandemic continued to negatively impact our international product sales and, to a lesser degree, our U.S. product sales.

Cost of Goods Sold, Excluding Depreciation and Amortization, and Gross Profit

Gross profit is affected by costs of goods sold, which includes costs of manufactured goods sold and royalty payments to EyePoint under the New Collaboration Agreement. Additionally, cost of goods sold by our international distributors fluctuates depending on the revenue share attributable to the respective contract.

Cost of goods sold, excluding depreciation and amortization, increased by approximately $100,000, or 6%, to approximately $1.7 million for the three months ended September 30, 2021, compared to approximately $1.6 million for the three months ended September 30, 2020. The increase was primarily attributable to our increased royalty expense payable on net revenue due to the increased royalty percentage payable to EyePoint from 4% in 2020 to 5.2% in 2021.

Cost of goods sold, excluding depreciation and amortization, increased by approximately $200,000, or 4%, to approximately $5.1 million for the nine months ended September 30, 2021, compared to approximately $4.9 million for the nine months ended September 30, 2020. The increase was primarily attributable to our increased royalty expense payable on net revenue due to the increased royalty percentage payable to EyePoint from 4% in 2020 to 5.2% in 2021, with an additional impact due to royalty expense on the license revenue associated with the Ocumension transaction.

Gross profit decreased by approximately $400,000, or 4%, to approximately $10.5 million for the three months ended September 30, 2021, compared to approximately $10.9 million for the three months ended September 31, 2020. Gross margin was 86% and 88% for the three months ended September 30, 2021 and 2020, respectively.

Gross profit increased by approximately $7.9 million, or 25%, to approximately $40.0 million for the nine months ended September 30, 2021, compared to approximately $32.1 million for the nine months ended September 31, 2020. Gross margin was 89% and 87% for the nine months ended September 30, 2021 and 2020, respectively. While the license revenue we recognized had no product cost of goods sold associated with it, we did have additional royalty expense that reduced our gross margin for the nine months ended September 30, 2021.

Research, Development and Medical Affairs Expenses

Currently, our research, development and medical affairs expenses are primarily focused on activities that support ILUVIEN and include salaries and related expenses for research and development and medical affairs personnel, including medical science liaisons. Our research, development and medical affairs expenses also include costs related to clinical studies such as the NEW DAY Study and the provision of medical affairs support, including symposia development for physician education, and costs related to compliance with FDA, EEA or other regulatory requirements. We expense both internal and external research and development costs as they are incurred.

Research, development and medical affairs expenses increased by approximately $800,000, or 32%, to approximately $3.3 million for the three months ended September 30, 2021, compared to approximately $2.5 million for the three months ended September 30, 2020. The increase was primarily attributable to increases of approximately $750,000 of administrative and pass-through costs associated with clinical trials, primarily consisting of costs associated with our NEW DAY Study and $180,000 in consultant costs. These increases were offset by a decrease of approximately $210,000 in drug safety and ILUVIEN quality costs.

Research, development and medical affairs expenses increased by approximately $2.9 million, or 40%, to approximately $10.1 million for the nine months ended September 30, 2021, compared to approximately $7.2 million for the nine months ended September 30, 2020. The increase was primarily attributable to increases of approximately $2.4 million of administrative and pass-through costs associated with clinical trials, primarily consisting of costs associated with our NEW DAY Study, $500,000 in personnel costs and $440,000 in consultant costs. These increases were offset by a decrease of approximately $210,000 in drug safety and ILUVIEN quality costs.

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

General and administrative expenses increased by approximately $400,000, or 17%, to approximately $2.8 million for the three months ended September 30, 2021, compared to approximately $2.4 million for the three months ended September 30, 2020. The increase was primarily attributable to increases of approximately $340,000 in personnel costs.

General and administrative expenses increased by approximately $1.4 million, or 17%, to approximately $9.6 million for the nine months ended September 30, 2021, compared to approximately $8.2 million for the nine months ended September 30, 2020. The increase was primarily attributable to increases of approximately $1.1 million in personnel costs, and $340,000 in professional fees, some of which were associated with the Ocumension transaction.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of third-party service fees and compensation for employees for the commercial promotion of, the assessment of the commercial opportunity of, the development of market awareness for, the pursuit of reimbursement approval for, and the commercialization of ILUVIEN, including launch plans for ILUVIEN in new markets. Other costs include professional fees associated with developing plans for ILUVIEN or any future products or product candidates and maintaining public relations.

Sales and marketing expenses increased by approximately $800,000, or 16%, to approximately $5.8 million for the three months ended September 30, 2021, compared to approximately $5.0 million for the three months ended September 30, 2020. The increase was primarily attributable to increases of (a) approximately $470,000 in marketing costs, including costs for targeted health care providers and patient brand awareness campaigns; and (b) approximately $430,000 of personnel costs, including expenses associated with hiring additional employees, and additional travel expenses as our sales force has begun to return to the field in 2021.

Sales and marketing expenses increased by approximately $500,000, or 3%, to approximately $15.9 million for the nine months ended September 30, 2021, compared to approximately $15.4 million for the nine months ended September 30, 2020. The increase was primarily attributable to an increase in personnel costs, including expenses associated with hiring additional employees, and to additional travel expenses as our sales force has begun to return to the field in 2021.

Operating Expenses

As a result of the increases in various expenses described above, total operating expenses increased by approximately $2.0 million, or 19%, to approximately $12.5 million for the three months ended September 30, 2021, compared to approximately $10.5 million for the three months ended September 30, 2020. The increase was primarily attributable to an increase of approximately $1.0 million in sales and marketing expenses, $800,000 in research, development and medical affairs expenses and $200,000 in general and administrative expenses as described above.

As a result of the increases and decreases in various expenses described above, total operating expenses increased by approximately $4.7 million, or 14%, to approximately $37.5 million for the nine months ended September 30, 2021, compared to approximately $32.8 million for the nine months ended September 30, 2020. The increase was primarily attributable to increases of approximately $2.9 million in research, development and medical affairs expenses, $1.1 million in sales and marketing expenses and $800,000 in general and administrative expenses as described above.

Interest Expense and Other

Interest Expense and Other increased by approximately $100,000, or 8%, to approximately $1.4 million for the three months ended September 30, 2021, compared to approximately $1.3 million for the three months ended September 30, 2020.

Interest Expense and Other increased by approximately $200,000, or 5%, to approximately $4.1 million for the nine months ended September 30, 2021, compared to approximately $3.9 million for the nine months ended September 30, 2020.

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

Common stock equivalent securities that would potentially dilute basic EPS in the future but were not included in the computation of diluted EPS because they were either classified as participating and do not share in losses or would have been anti-dilutive, were approximately 1,713,324 for the three and nine months ended September 30, 2021, and 2,338,872 for the three and nine months ended September 30, 2020.

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

U.S. Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$6,917	$6,962	$18,352	$17,449
LICENSE REVENUE	—	—	—	—
NET REVENUE	6,917	6,962	18,352	17,449
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(830)	(746)	(2,285)	(1,928)
GROSS PROFIT	6,087	6,216	16,067	15,521
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,042	864	2,641	2,720
GENERAL AND ADMINISTRATIVE EXPENSES	224	168	694	689
SALES AND MARKETING EXPENSES	3,943	3,328	10,889	10,580
OPERATING EXPENSES	5,209	4,360	14,224	13,989
SEGMENT INCOME FROM OPERATIONS	$878	$1,856	$1,843	$1,532

U.S. Segment - three months ended September 30, 2021 compared to the three months ended September 30, 2020

Net revenue. Net revenue decreased by approximately $100,000, or 1%, to approximately $6.9 million for the three months ended September 30, 2021, compared to approximately $7.0 million for the three months ended September 30, 2020. Despite the decrease in net revenue, end user demand, which represents units purchased by physicians and pharmacies from our distributors, increased 15% in the three months ended September 30, 2021, increasing to 837 units compared to 728 units in the three months ended September 30, 2020.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $80,000, or 11%, to approximately $830,000 for the three months ended September 30, 2021, compared to approximately $750,000 for the three months ended September 30, 2020. The increase was primarily attributable to our increased royalty percentage payable to EyePoint which increased from 4% in the 2020 period to 5.2% in the 2021 period.

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $140,000, or 16%, to approximately $1.0 million for the three months ended September 30, 2021, compared to approximately $860,000 for the three months ended September 30, 2020.

General and administrative expenses. General and administrative expenses increased by approximately $50,000, or 29%, to approximately $220,000 for the three months ended September 30, 2021, compared to approximately $170,000 for the three months ended September 30, 2020.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $600,000, or 18%, to approximately $3.9 million for the three months ended September 30, 2021, compared to approximately $3.3 million for the three months ended September 30, 2020. The increase was primarily attributable to increases of approximately $330,000 in marketing costs, including costs for targeted health care providers and patient brand awareness campaigns and $250,000 in personnel and travel expenses.

U.S. Segment - nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Net revenue. Net revenue increased by approximately $900,000, or 5%, to approximately $18.4 million for the nine months ended September 30, 2021, compared to approximately $17.5 million for the nine months ended September 30, 2020. End user demand, which represents units purchased by physicians and pharmacies from our distributors, increased 4% in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $400,000, or 21%, to approximately $2.3 million for the nine months ended September 30, 2021, compared to approximately $1.9 million for the nine months ended September 30, 2020. The increase was primarily attributable to our increased royalty percentage payable to EyePoint, which increased from 4% in the 2020 period to 5.2% in the 2021 period.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $100,000, or 4%, to approximately $2.6 million for the nine months ended September 30, 2021, compared to approximately $2.7 million for the nine months ended September 30, 2020.

General and administrative expenses. General and administrative expenses were approximately $690,000 for both the nine months ended September 30, 2021, and 2020.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $300,000, or 3%, to approximately $10.9 million for the nine months ended September 30, 2021, compared to approximately $10.6 million for the nine months ended September 30, 2020. The increase was primarily attributable to increases in personnel and travel expenses.

International Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$5,236	$5,511	$15,670	$19,597
LICENSE REVENUE	—	—	11,048	—
NET REVENUE	5,236	5,511	26,718	19,597
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(859)	(791)	(2,779)	(3,021)
GROSS PROFIT	4,377	4,720	23,939	16,576
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	979	805	3,005	2,236
GENERAL AND ADMINISTRATIVE EXPENSES	6	97	1,064	1,139
SALES AND MARKETING EXPENSES	1,610	1,425	4,407	4,200
OPERATING EXPENSES	2,595	2,327	8,476	7,575
SEGMENT INCOME FROM OPERATIONS	$1,782	$2,393	$15,463	$9,001

International Segment - three months ended September 30, 2021 compared to the three months ended September 30, 2020

Net revenue. Net revenue decreased by approximately $300,000, or 5%, to approximately $5.2 million for the three months ended September 30, 2021, compared to approximately $5.5 million for the three months ended September 30, 2020. The COVID-19 pandemic continued to negatively impact our international product sales.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $70,000, or 9%, to approximately $860,000 for the three months ended September 30, 2021, compared to approximately $790,000 for the three months ended September 30, 2020. This was primarily attributable to our increased royalty expense payable to EyePoint which increased from 4% in the 2020 period to 5.2% in the 2021 period.

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $170,000, or 21%, to approximately $980,000 for the three months ended September 30, 2021, compared to approximately $810,000 for the three months ended September 30, 2020. The increase was primarily due to increases in consultant costs.

General and administrative expenses. General and administrative expenses decreased by approximately $90,000, or 90%, to approximately $10,000 for the three months ended September 30, 2021, compared to approximately $100,000 for the three months ended September 30, 2020. General and administrative expenses were insignificant for each of the three months ended September 30, 2021 and 2020, due the recovery of VAT expenses in Germany in each period.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $200,000, or 14%, to approximately $1.6 million for the three months ended September 30, 2021, compared to approximately $1.4 million for the three months ended September 30, 2020. The increase was primarily attributable to an increase in personnel costs.

International Segment - nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Net revenue. Net revenue increased by approximately $7.1 million, or 36%, to approximately $26.7 million for the nine months ended September 30, 2021, compared to approximately $19.6 million for the nine months ended September 30, 2020. The increase was primarily attributable to (a) $11.0 million of recognized license revenue from our transactions with Ocumension and (b) the recognition of $1.0 million in deferred revenue associated with the termination of our Canadian distribution agreement with Knight Therapeutics, both of which were recognized during the second quarter of 2021. The COVID-19 pandemic continued to negatively impact our international product sales.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, decreased by approximately $200,000, or 7%, to approximately $2.8 million for the nine months ended September 30, 2021, compared to approximately $3.0 million for the nine months ended September 30, 2020. The decrease was primarily attributable to lower sales to our international distributors. This decrease was offset by our increased royalty expense payable to EyePoint which increased from 4% in the 2020 period to

5.2% in the 2021 period, with an additional impact due to royalty expense associated with license revenue associated with the Ocumension transaction.

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $800,000, or 36%, to approximately $3.0 million for the nine months ended September 30, 2021, compared to approximately $2.2 million for the nine months ended September 30, 2020. The increase was primarily due to increases of approximately $550,000 in consultant costs and $250,000 in personnel costs.

General and administrative expenses. General and administrative expenses were approximately $1.1 million for both the nine months ended September 30, 2021 and 2020.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $200,000, or 5%, to approximately $4.4 million for the nine months ended September 30, 2021, compared to approximately $4.2 million for the nine months ended September 30, 2020. The increase was primarily attributable to an increase in personnel costs.

Operating Cost Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	$1,221	$752	$4,343	$2,042
GENERAL AND ADMINISTRATIVE EXPENSES	2,429	1,964	7,311	5,708
SALES AND MARKETING EXPENSES	138	132	423	367
OPERATING EXPENSES	3,788	2,848	12,077	8,117
SEGMENT LOSS FROM OPERATIONS	$(3,788)	$(2,848)	$(12,077)	$(8,117)

Operating Cost Segment - three months ended September 30, 2021 compared to the three months ended September 30, 2020

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $450,000, or 60%, to approximately $1.2 million for the three months ended September 30, 2021, compared to approximately $750,000 for the three months ended September 30, 2020. The increase was primarily attributable to administrative and pass-through costs associated clinical trials, largely consisting of costs associated with our NEW DAY Study.

General and administrative expenses. General and administrative expenses increased by approximately $500,000, or 25%, to approximately $2.5 million for the three months ended September 30, 2021, compared to approximately $2.0 million for the three months ended September 30, 2020. The increase was primarily attributable to increases in personnel costs.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $10,000, or 8%, to approximately $140,000 for the three months ended September 30, 2021, compared to approximately $130,000 for the three months ended September 30, 2020.

Operating Cost Segment - nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $2.3 million, or 115%, to approximately $4.3 million for the nine months ended September 30, 2021, compared to approximately $2.0 million for the nine months ended September 30, 2020. The increase was primarily attributable to an increase in administrative and pass-through costs associated with clinical trials, primarily consisting of costs associated with our NEW DAY Study.

General and administrative expenses. General and administrative expenses increased by approximately $1.6 million, or 28%, to approximately $7.3 million for the nine months ended September 30, 2021, compared to approximately $5.7 million for the nine months ended September 30, 2020. The increase was primarily attributable to increases of approximately $980,000 in personnel costs, and $380,000 in professional fees, some of which were associated with the Ocumension transaction.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $50,000, or 14%, to approximately $420,000 for the nine months ended September 30, 2021, compared to approximately $370,000 for the nine months ended September 30, 2020.

Other

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	$36	$48	$69	$164
GENERAL AND ADMINISTRATIVE EXPENSES	149	192	508	658
SALES AND MARKETING EXPENSES	60	77	181	252
DEPRECIATION AND AMORTIZATION	649	677	1,920	2,016
OPERATING EXPENSES	894	994	2,678	3,090
SEGMENT LOSS FROM OPERATIONS	$(894)	$(994)	$(2,678)	$(3,090)

Our CEO, who is our chief operating decision maker, manages and evaluates our U.S., International and Operating Cost segments based upon segment income or loss from operations adjusted for certain non-cash items, such as stock-based compensation expense and depreciation and amortization. We classify the non-cash expenses included in research, development and medical affairs expenses, general and administrative expenses, and sales and marketing expenses within Other in our Interim Financial Statements.

Operating expenses. Operating expenses in Other decreased by approximately $60,000, or 6%, to $880,000 for the three months ended September 30, 2021, compared to approximately $940,000 for the three months ended September 30, 2020. This decrease is primarily attributable to a decrease in global stock-based compensation expenses.

Operating expenses. Operating expenses in Other decreased by approximately $400,000, or 14%, to $2.7 million for the nine months ended September 30, 2021, compared to approximately $3.1 million for the nine months ended September 30, 2020. This decrease is primarily attributable to a decrease in global stock-based compensation expenses.

Depreciation and amortization. Depreciation and amortization was approximately $650,000 and $680,000 for the three months ended September 30, 2021 and 2020, respectively.

Depreciation and amortization. Depreciation and amortization was approximately $1.9 million and $2.0 million for the nine months ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Overview

Since inception, we have incurred recurring losses, negative cash flow from operations and have accumulated a deficit in stockholders’ equity of $393.2 million as of September 30, 2021. As of September 30, 2021, we had approximately $21.5 million in cash and cash equivalents. In mid-April 2021 we received a total of $20.0 million in cash from the Ocumension transaction described above. We are using these funds to continue to commercialize ILUVIEN, to fund our NEW DAY clinical trial and for general corporate purposes, which may include working capital, capital expenditures, other clinical trial expenditures, acquisitions of new technologies, products or businesses in ophthalmology, and investments.

As explained above in “Effects of the COVID-19 Pandemic,” the unprecedented events of the COVID-19 pandemic, and its unpredictable duration, in the regions where we have customers, employees and distributors have had an adverse effect on our sales of ILUVIEN and thus on our net revenues and capital resources. The extent and duration of that impact is uncertain at this time, particularly in light of the emergence of COVID-19 variants that increase the transmissibility of the coronavirus.

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

(b)specified the minimum revenue amount, calculated on a trailing six-month basis and tested at the end of each calendar quarter in 2021, that we must achieve for each such period (the Revenue Covenant);

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

Our operations and thus our net product revenues have continued to be adversely affected by the COVID-19 pandemic. During the six months ended September 30, 2021, we did not generate sufficient revenue to meet the trailing six-month revenue covenant included in the 2019 Loan Agreement. The lenders provided a consent that permitted us not to maintain the revenue covenant as of September 30, 2021 and waived any event of default that has occurred or may be deemed to have occurred. We expect to comply with the revenue covenant at the next reportable date, which is December 31, 2021. See the risk factor related to the 2019 Loan Agreement in Part II, Item 1A below.

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

Current Cash Position

As of September 30, 2021, we had approximately $21.5 million in cash and cash equivalents, a decrease of $3.3 million from the $24.8 million in cash and cash equivalents that we reported as of June 30, 2021. In mid-April 2021, we received gross proceeds of $20.0 million in cash from the Ocumension transaction described above. Even after the Ocumension transaction, we may need to raise additional capital to fund our business strategy, including the continued commercialization of ILUVIEN and the retention and in certain areas, the expansion, of our current employees and staff. The actual amount of funds that we may need will depend on many factors, some of which are beyond our control. See “Effects of the COVID-19 Pandemic” in this Item 2 above for an explanation of our strategy to manage our cash and otherwise mitigate the impact of the pandemic on our financial position and operations.

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

Sources and Uses of Cash for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

For the nine months ended September 30, 2021, cash provided by our operations was approximately $1.5 million. The cash provided by our operations was impacted by our net loss of approximately $270,000, $1.9 million of non-cash depreciation and amortization, a gain on extinguishment of debt of $1.8 million, $970,000 of non-cash consideration received as revenue, $760,000 of non-cash stock-based compensation expense, $720,000 of non-cash interest expense associated with the amortization of our debt discount and a $410,000 change in fair value of warrant asset. Further increasing cash from operations was and a decrease of $760,000 in accounts receivable, a net increase of $720,000 in accounts payable, accrued expenses and other current liabilities and a decrease of $400,000 in inventory. These increases were offset by decrease of $720,000 in long-term liabilities and an increase of $160,000 in prepaid expenses and other current assets.

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

For the nine months ended September 30, 2021, net cash used in our investing activities was approximately $500,000, which was primarily due to capital expenditures associated with the transfer of manufacturing to the facility at Cadence, Inc.

For the nine months ended September 30, 2020, net cash used in our investing activities was approximately $540,000, which was primarily due to capital expenditures associated with the transfer of manufacturing to the facility at Cadence, Inc.

For the nine months ended September 30, 2021, net cash provided by our financing activities was approximately $9.8 million, which was primarily due to $10.0 million of proceeds from the issuance of common stock, offset by $160,000 of payments of finance lease obligations and $80,000 in common stock issuance costs.

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

In January 2020, we entered into an agreement with the first of two contract research organizations (CROs) for clinical and data management services to be performed in connection with a multicenter, single masked, randomized and controlled trial designed to generate prospective data evaluating ILUVIEN as a baseline therapy in the treatment of DME and demonstrate its advantages over using the current standard of care of repeat anti-VEGF injections (the NEW DAY Study). The NEW DAY Study is planned to enroll 320 treatment-naïve, or almost naïve, DME patients in approximately 42 sites around the U.S. For the three and nine months ended September 30, 2021, we incurred approximately $920,000 and $2.9 million, respectively, of expense associated with the NEW DAY Study. For the three and nine months ended September 30, 2020, we incurred approximately $200,000 and $670,000, respectively, of expense associated with the NEW DAY Study. As of September 30, 2021, we expect to incur approximately an additional $12.9 million of expense associated with the study through December 31, 2024.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, health authorities, businesses, and the public at large to limit the COVID-19 pandemic’s spread have had, and we expect will continue to have, certain negative effects on, and present certain risks to, our business. We have experienced decreases in sales of ILUVIEN in the U.S. (which have rebounded to a degree) and in our international markets that have been affected by the COVID-19 pandemic resulting from, among other things:

•Governments and private parties at times have imposed limitations on in-person access to physicians, which can (and in certain instances already have):

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

•Our business is also negatively affected by patient behavior in the current environment. Most of our ILUVIEN sales are driven by the use of ILUVIEN to treat diabetic macular edema, or DME. Given that governmental authorities have cited diabetes as a factor that places a person at higher risk for severe illness from the COVID-19 pandemic, patients may be unwilling to visit their physicians in person (even if otherwise permitted) for fear of contracting the COVID-19 coronavirus. In addition, the adverse effect of DME on a patient’s vision can progress slowly over time, and patients may defer seeking treatment until their loss of vision is acute, which we believe may negatively affect user demand for ILUVIEN.

These limitations had an adverse impact on our revenues beginning late in the first quarter of 2020 and continuing through the date of this report despite sequential growth from second quarter of 2021 to the third quarter of 2021. We expect these factors to continue to adversely impact our revenue, and the extent and duration of that impact is uncertain at this time. If the COVID-19 pandemic intensifies again or its duration persists, its negative effect on our sales and thus our liquidity and financial condition could be more prolonged and may be severe. Financial uncertainty associated with the adverse effects of the COVID-19 pandemic, and the duration of those effects, could have an impact in future periods on certain estimates used in the preparation of our quarterly financial results, including impairment of intangible assets, the income tax provision and realizability of certain receivables.

Other effects or possible effects of the COVID-19 pandemic on us include:

•Limitations on travel earlier in 2021 within and between the countries in which we market and sell ILUVIEN curtailed our in-person marketing activities, which have in turn contributed to lower sales of ILUVIEN, and those limitations could be imposed again in the future.

•While most of our personnel in our headquarters have returned to work in the office, we may in the future experience reductions in productivity and disruptions to our business routines if remote work requirements are reinstated in Georgia. Governmental directives continue to affect the ability of non-U.S. office-based personnel in some countries to return to full-time work in the office.

•We may fail to plan appropriately to meet the demand of our customers for ILUVIEN, which could lead either to (a) ILUVIEN being out of stock or (b) our investment of a greater amount of cash in inventory than we need. Either event could have an adverse effect on our results of operations, financial condition and cash flows.

•As the result of lower sales of ILUVIEN, we may fail to comply with financial covenants in our $45.0 million 2019 Loan Agreement, as amended, that are based on minimum trailing six months’ revenues (the Revenue Covenant). If we fail to comply with the Revenue Covenant and an event of default under the 2019 Loan Agreement occurs, SLR may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to raise additional financing, renegotiate the 2019 Loan Agreement on terms less favorable to us or immediately cease operations. See the risk factor below regarding our 2019 Loan Agreement.

The terms of the 2019 Loan Agreement with SLR and certain other lenders require us to meet certain operating covenants and restrict our operating and financial flexibility, and any breach of the covenants in that agreement, if SLR elected to accelerate the due date of the loan, could significantly harm our business and prospects and lead to the liquidation of our business.

The 2019 Loan Agreement contains certain operating covenants and restricts our operating and financial flexibility. The 2019 Loan Agreement is secured by a lien covering all of our U.S. assets (and certain ownership interests in one of our foreign subsidiaries), other than our intellectual property. The 2019 Loan Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include covenants requiring us to comply with applicable laws, maintain our legal existence, deliver certain financial reports and maintain insurance coverage. Negative covenants restrict our ability to transfer any part of our business or property, to change our business or key management, to incur additional indebtedness, to engage in mergers or acquisitions, to pay dividends or make other distributions, to make investments, to create other liens on our assets and to allow revenues from the sale of ILUVIEN to fall below certain minimums, in each case subject to customary exceptions.

If an event of default under the 2019 Loan Agreement occurs, SLR may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to raise additional financing, renegotiate the 2019 Loan Agreement on terms less favorable to us or immediately cease operations. Any declaration by SLR of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline significantly after we publicly disclose that event. Further, if we are liquidated, SLR’s right to repayment would be senior to the rights of our stockholders. Any declaration by SLR of an unwaived event of default could significantly harm our business and prospects and could cause the price of our common stock to decline significantly after we publicly disclose that event in an SEC filing. Further, if we were liquidated, SLR’s right to repayment would be senior to the rights of our stockholders. During the six months ended September 30, 2021, we did not generate sufficient revenue to meet the trailing six-month revenue covenant included in the 2019 Loan Agreement. The lenders provided a consent that permitted us not to maintain the revenue covenant at September 30, 2021 and waived any event of default that has occurred or may be deemed to have occurred. We can offer no assurances, however, that SLR will accommodate such a request for a consent and waiver if in the future we fail to meet the Revenue Covenant or any other covenant that would result in an event of default under the 2019 Loan Agreement.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Compensatory Arrangements of Philip Ashman, Ph.D., our Chief Operating Officer and Senior Vice President Commercial Operations Europe

In July 2021, after a review of the benefits available to Dr. Ashman compared to those of our senior executives in the U.S., the compensation committee of our board of directors determined that all of our other executive officers are parties to employment agreements of more recent date than Dr. Ashman’s, all of which include certain change in control severance provisions not included in Dr. Ashman’s contract of employment. The compensation committee then determined that it would be appropriate for Alimera to enter into a change in control severance agreement (the Agreement) with Dr. Ashman to give him the same change-in-control severance provisions as Alimera’s other key executives. We entered into the Agreement with Dr. Ashman as of July 16, 2021. In the event of a change in control, as defined in the Agreement, the terms of the Agreement will supersede any conflicting provisions in his current employment agreement.

Acceleration Provisions for Equity Awards in Event of Change in Control. The Agreement includes acceleration provisions for unvested equity awards in the event of a change in control. Under these provisions, if change in control occurs, Dr. Ashman will receive 12 months of additional vesting for any equity awards that are outstanding and unvested as of the date of such transaction. In addition, his unvested equity awards will vest in full if (a) Alimera is subject to a change in control before his employment with us terminates and (b) within 12 months after the change in control, we terminate his employment with us without cause or he terminates his employment for good reason. Further, if Alimera is a party to a merger or consolidation, his unvested equity awards will vest in full unless the agreement evidencing the merger or consolidation provides for one or more of the following: (a) the continuation of his equity awards by Alimera if Alimera is the surviving corporation; (b) the assumption of his equity awards by the surviving corporation or its parent; (c) the substitution by the surviving corporation of its parent of new equity awards for his existing equity awards; (d) full exercisability of equity awards and full vesting of the stock underlying such awards, followed by the cancellation of such equity awards; or (e) the cancellation of his outstanding equity awards and a payment to him equal to the excess of (i) the fair market value of the stock subject to such equity awards (whether or not such equity awards are then exercisable or vested, as applicable) as of the closing date of such merger or consolidation over (ii) the exercise price (for stock options).

Termination Without Cause/Resignation for Good Reason in Connection with a Change in Control. In addition, the Agreement provides that if we terminate the Dr. Ashman’s employment without cause or if he resigns for good reason, either more than three months prior to a change in control or more than 18 months after a change in control, subject to the conditions in the Agreement, we will pay his earned but unpaid base salary plus 100% of the sum of (i) his current total annual base salary plus (ii) his annual target bonus (subject to such withholdings as required by law), payable in twelve equal monthly installments (the “Severance Payments”). In addition, we will pay Dr. Ashman, no later than 2½ months following the close of the fiscal year of termination, a cash payment equal to his earned bonus, determined based on the actual performance of Alimera for the full fiscal year in which his employment terminates, prorated based on the number of days during such year that he was employed. In addition, we will pay Dr. Ashman the taxable value of any accrued benefit entitlements (subject to such withholdings as required by law, including income tax and national insurance contributions) for the 12-month period following the termination of employment. The Severance Payments and other payments referred to above are inclusive of, and will be reduced by the value of, any payments to which Dr. Ashman is entitled pursuant to his employment agreement on termination of his employment.

The description of the Agreement is qualified by reference to the full text of the Agreement, a copy of which is attached as Exhibit 10.7.H to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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
10.5.A†

Alimera Sciences, Inc. 2019 Omnibus Incentive Plan, as amended pursuant to stockholder approval on June 15, 2021 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on June 16, 2021 and incorporated by reference).

10.5.E†

UK Sub-Plan to the Alimera Sciences, Inc. 2019 Omnibus Incentive Plan (filed as Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8, as filed on October 29, 2021 and incorporated herein by reference).

10.5.F†	Form of UK Sub-Plan Stock Option Agreement (filed as Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8, as filed on October 29, 2021 and incorporated herein by reference).
10.7.H*†	Change in Control Severance Agreement between Alimera Sciences, Inc., and Philip J. Ashman, Ph.D. as of July 16, 2021.
31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
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

ALIMERA SCIENCES, INC.

November 5, 2021	By:	/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2021	By:	/s/ J. Philip Jones
J. Philip Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)