Form 10-K
period 2021-12-31
ALIMERA SCIENCES INC
filed 2022-03-23
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-34703

Alimera Sciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0028718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
6310 Town Square, Suite 400 Alpharetta, GA	30005
(Address of principal executive offices)	(Zip Code)

(678) 990-5740

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ALIM	The Nasdaq Stock Market LLC

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

As of June 30, 2021, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $59,501,651 based on the closing price of the registrant’s Common Stock, on June 30, 2021, as reported by the Nasdaq Global Market. For the purposes of this disclosure, shares of Common Stock held by each executive officer, director and stockholder known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21, 2022, there were 6,992,654 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2022 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•the competition we face, given that the number of competitive products is growing and our competitors include larger, more established, fully integrated pharmaceutical companies and biotechnology companies that have substantially greater capital resources, existing competitive products, larger research and development staffs and facilities, greater marketing capabilities, and greater experience in drug development and in obtaining regulatory approvals than we do;

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

•the negative effects of inflation, which may increase the compensation we must pay to retain and attract a high quality workforce and is likely to increase our operational costs;

Manufacturing Risks

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

•the possibility that the issues affecting global supply chains may negatively impact our ability to source materials and components to make ILUVIEN or to deliver ILUVIEN into our current markets;

•uncertainty associated with manufacturing components and materials being superseded or becoming obsolete;

Financial Risks

•the possibility that we may again fail to comply with the financial covenants in our $45.0 million Loan and Security Agreement with SLR Investment Corp. (SLR, f/k/a Solar Capital Ltd.) as Collateral Agent (Agent), and certain other lenders, including SLR in its capacity as a lender, dated December 31, 2019, as amended (the 2019 Loan Agreement), and in that event be unable to obtain a waiver from SLR for any resulting default;

•the possibility that we may not be able to refinance the 2019 Loan Agreement, which may lead to a greater amount of cash being required to support its amortization on a monthly basis beginning on January 1, 2023;

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

•a slowdown or reduction in our sales due to, among other things, a reduction in end user demand, unexpected competition, regulatory issues or other unexpected circumstances, including COVID-19;

•the risk that the planned discontinuation of LIBOR and the replacement of LIBOR with another reference rate may lead to increased interest costs;

•the effects of inflation on the LIBOR-based interest rate we pay under the 2019 Loan Agreement, which could cause our financing costs to increase materially and thus adversely affect our financial results;

Risks Related to the COVID-19 Pandemic

•the adverse effects of the COVID-19 pandemic, and its unpredictable duration and severity, in the regions where we have customers, employees and distributors;

•the adverse effects of the COVID-19 pandemic on sales of ILUVIEN resulting from (a) limitations on in-person access to physicians for treatment imposed by governments or healthcare facilities and (b) the unwillingness of patients, many of whom suffer from diabetic macular edema or, in Europe and the U.K., non-infectious uveitis, to visit their physicians in person for fear of contracting the COVID-19 coronavirus;

•the financial uncertainty associated with the adverse effects of the COVID-19 pandemic and the duration and severity of those effects, which had an adverse effect on our revenue beginning late in the first quarter of 2020 and continuing to the date of this report to some degree, and if these adverse effects were to strengthen again in the future, they may (a) adversely affect our revenue, financial condition and cash flows, and (b) affect certain estimates we use to prepare our quarterly financial results, including impairment of intangible assets, the income tax provision and recoverability of certain receivables;

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

•the possibility that we may fail to maintain or modify as necessary our internal controls over financial reporting in the current environment in which we or our distributors are required to modify our standard business processes to take into account the current environment in light of the COVID-19 pandemic;

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

•the possible continued delays in enrollment of patients in our NEW DAY Study;

•the possible delay in enrollment of patients in our pediatric study for non-infectious uveitis affecting the posterior segment of the eye (NIU-PS);

Regulatory Risks

•uncertainty associated with our pursuit of reimbursement from local health authorities in certain countries for the recently obtained additional indication for ILUVIEN for NIU-PS;

•delay in or failure to obtain regulatory and reimbursement of ILUVIEN or any future products or product candidates in additional markets where we do not currently sell ILUVIEN;

•uncertainty associated with our ability to meet any post market requirements for NIU-PS in the EEA;

•the possibility that we may fail to secure regulatory approval in the greater China market, which would have an adverse effect on our ability to achieve our milestone payments under the Ocumension license agreement;

•uncertainty associated with our ability to successfully commercialize ILUVIEN following regulatory approval in additional markets; and

Intellectual Property Risks

•the possibility that we may be adversely affected by the expiration of patents that protect key aspects of ILUVIEN in the near- to medium-term.

ITEM 1. BUSINESS

Overview

Alimera Sciences, Inc., and its subsidiaries (we or Alimera), is a global pharmaceutical company whose mission is to be invaluable to patients, physicians and partners concerned with retinal health and maintaining better vision longer.

ILUVIEN

Our only commercial product is ILUVIEN®, an intravitreal implant that treats patients by delivering a continuous microdose of the corticosteroid fluocinolone acetonide (FAc) in the eye, for up to 36 months. “Intravitreal” refers to the space inside the eye behind the lens that contains the jelly-like substance called vitreous. ILUVIEN was initially developed to treat diabetic macular edema (DME), a disease of the retina that affects individuals with Type 1 or Type 2 diabetes and can lead to severe vision loss and blindness. ILUVIEN is also used in certain countries in the EEA to prevent relapse in recurrent non-infectious uveitis affecting the posterior segment of the eye (NIU-PS). Uveitis is an inflammatory disease of the uveal tract, which is comprised of the iris, ciliary body and choroid, that can lead to severe vision loss and blindness.

ILUVIEN is inserted into the back of the patient’s eye in a non-surgical procedure employing a device with a 25-gauge needle, which allows for a self-sealing wound. We believe that corticosteroids provide the best option in the treatment of DME and NIU-PS because they reduce the inflammatory aspects of the disease. Further, we believe that ILUVIEN’s CONTINUOUS MICRODOSING™ delivery makes it the only approved drug therapy for DME that can deliver consistent daily therapeutic levels of corticosteroid. The delivery mechanism of ILUVIEN provides lower daily and aggregate exposure to corticosteroids than any other intraocular dosage forms currently available, which we believe mitigates the typical risks associated with corticosteroid therapy. Further, the ILUVIEN implant, which is non-bioerodible, provides consistent delivery as a result of its constant surface area, permitting elution of FAc to the vitreous. This provides a sustained therapeutic effect on DME and NIU-PS. Other therapies that physicians currently use to treat DME, such as anti-vascular endothelial growth factor (VEGF) treatments and other corticosteroids, are acute (short-acting) therapies that provide a higher initial daily dose but then rapidly decline, requiring frequent reinjection by the physician to maintain or reestablish the therapeutic effect.

ILUVIEN delivers continuous daily sub-microgram levels of FAc in both in vitro and in vivo release kinetic studies for up to 36 months, making it the only single injection therapy available to treat the retina consistently every day for up to three years, allowing patients to see better, longer with fewer injections. Additionally, as demonstrated with real-world evidence, the side effects of ILUVIEN are consistent with and predictable following the use of shorter duration or acute corticosteroid therapies, increasing the physician’s ability to manage those side effects.

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

Where We Market ILUVIEN to Treat Recurrent Non-Infectious Uveitis Affecting the Posterior Segment of the Eye (NIU-PS)

In December 2017, we filed in the 17 EEA countries in Europe where ILUVIEN is currently approved for the treatment of DME an application for a new indication for ILUVIEN for the prevention of relapse in recurrent NIU-PS. In March 2019, we announced that the U.K.’s National Institute for Health and Care Excellence (NICE), in its Final Appraisal Determination for national reimbursement, had recommended funding for ILUVIEN 190 micrograms intravitreal implant in applicator for the prevention of relapse in recurrent NIU-PS. In addition, ILUVIEN has received marketing authorization in 16 European countries and reimbursement in four countries, Germany, Spain, the Netherlands and the U.K., for the prevention of relapse in recurrent NIU-PS.

Indication for the Treatment of NIU-PS	Countries Where ILUVIEN Has Received Marketing Authorization to Treat NIU-PS	Countries Where ILUVIEN Is Reimbursed to Treat NIU-PS	Countries Where ILUVIEN is Currently Marketed to Treat NIU-PS
The prevention of relapse in recurrent NIU-PS	The U.K., Germany, France, Spain, Portugal, Ireland, Austria, Belgium, Denmark, Norway, Finland, Sweden, Poland, Czech Republic, the Netherlands and Luxembourg	The U.K., Germany, Spain and the Netherlands	The U.K., Germany and the Netherlands

We launched ILUVIEN for the NIU-PS indication in Germany and the U.K. during the third quarter of 2019 and the Netherlands during the fourth quarter of 2020. In January 2022, we obtained reimbursement for the NIU-PS indication in Spain, and we are currently launching the indication.

Where We Sell Direct

We commercially market ILUVIEN directly in the U.S., Germany, the U.K., Portugal, Ireland and the four countries of the Nordic Region (Denmark, Norway, Finland and Sweden). In the Nordic Region we operate with the support of an exclusive wholesaler to support tendering processes in hospitals.

Where We Sell Through Distributors

We have entered into various agreements under which distributors are providing or will provide regulatory, reimbursement or sales and marketing support for ILUVIEN in Austria, Belgium, the Czech Republic, France, Italy, Luxembourg, the Netherlands, Spain, Australia, New Zealand, China and several countries in the Western Pacific and several countries in the Middle East. We have an extended distribution relationship with our French distributor Horus Pharma to distribute ILUVIEN in Belgium, the Netherlands and Luxembourg. As of December 31, 2021, we have recognized revenue from sales of ILUVIEN to our international distributors in the Middle East, Austria, Belgium, Czech Republic, France, Italy, Luxembourg, Spain and the Netherlands.

Business Strategy

We presently focus on diseases affecting the back of the eye, or retina, because we believe these diseases are not sufficiently treated with current therapies and treatment regimens and represent a significant market opportunity. Our strategy is to establish ILUVIEN as a leading therapy for DME and NIU-PS patients for which ILUVIEN is proven safe and effective because of its ability to help patients see better, longer with fewer injections for up to three years. We rely on our management’s experience and the breadth of our commercial resources in both the U.S. and Europe to maintain focus on the retinal space to commercialize ILUVIEN. We intend to use those same strengths to acquire, obtain regulatory approval for and commercialize other potential eye care products. To implement our strategy, and taking into account the effects and potential future effects of the COVID-19 pandemic, we intend to:

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

•Pursue commercialization of ILUVIEN for treatment of DME in additional countries outside the U.S. and Europe where we have obtained regulatory approval. We have established distribution relationships in Australia, New Zealand and the Middle East. Our distributor in the Middle East began selling ILUVIEN in 2016 and launched commercial sales in 2019. In 2021, we entered into a license agreement with a distributor in China that plans to pursue regulatory approval and commercialization in China and the Western Pacific.

•Pursue commercialization of ILUVIEN for NIU-PS in Europe where we have obtained regulatory approval. We are seeking to increase our direct sales in Germany, the Netherlands, Denmark, Finland, Norway, Sweden and the U.K. where we have obtained regulatory approval and are currently marketing ILUVIEN for NIU-PS. We are pursuing opportunities to sell ILUVIEN for NIU-PS in nine additional European countries, where we have obtained regulatory approval and are currently seeking reimbursement.

•Pursue approval for ILUVIEN for DME and NIU-PS in additional countries. We will evaluate seeking regulatory approval for the treatment of DME in countries where we do not have approval and of NIU-PS in the remainder of Europe and in the Middle East and Africa where we own the rights to market ILUVIEN.

•Expand our ophthalmic product offerings. We believe there are further unmet medical needs in the treatment of retinal diseases. We intend to continue to evaluate in-licensing and acquisition opportunities for compounds and technologies with potential treatment applications for diseases affecting the eye.

Disease Overview and Market Opportunity

Diabetes and Diabetic Retinopathy

Diabetes mellitus, with its systemic and ophthalmic complications, represents a global public health threat. The International Diabetes Federation (IDF) estimated prevalence of diabetes worldwide in 2021 increased to 537 million people and is expected to increase to 783 million people by 2045.

The 2020 National Diabetes Statistics Reports published by the U.S. Centers for Disease Control and Prevention (CDC) reported that as of 2019, 37.3 million Americans, or 11.3% of the U.S. population, had diabetes and that there were 1.4 million new cases of diabetes diagnosed among people ages 18 and older. Approximately 1 in 4 adults living with diabetes, 8.5 million Americans, did not know they had the condition and are therefore not being monitored and treated to control their disease and prevent systemic and ophthalmic complications. The report also identified that around 96.0 million people have prediabetes, a condition that if not treated often leads to type 2 diabetes within five years. In this population, only 19.0% of adults know they had prediabetes. In the International Diabetes Federation 10th Edition IDF Diabetes Atlas, it is estimated that there are approximately 61.0 million people in Europe in 2021 with diabetes and that 22.0 million remain undiagnosed. In the Middle East, it is estimated there are approximately 22.4 million people with diabetes and 17.5 million remain undiagnosed.

All patients with diabetes are at risk of developing some form of diabetic retinopathy, an ophthalmic complication of diabetes with symptoms including the swelling and leakage of blood vessels within the retina or the abnormal growth of new blood vessels on the surface of the retina. According to the CDC Vision Health Initiative, diabetic retinopathy causes approximately 12,000 to 24,000 new cases of blindness in the U.S. each year; making diabetes the leading cause of new cases of blindness in adults aged 20 to 70. Diabetic retinopathy can be divided into either non-proliferative or proliferative retinopathy. Non-proliferative retinopathy develops first and causes increased capillary permeability, micro aneurysms, hemorrhages, exudates (when fluid leaks into spaces between vessels), macular ischemia (lack of oxygen) and macular edema (thickening of the retina caused by fluid leakage from capillaries). Proliferative retinopathy is an advanced stage of diabetic retinopathy that, in addition to characteristics of non-proliferative retinopathy, results in the growth of new blood vessels. These new blood vessels are abnormal and fragile, growing along the retina and along the surface of the clear vitreous gel that fills the inside of the eye. By themselves, these blood vessels do not cause symptoms or vision loss. However, these blood vessels have thin, fragile walls that are prone to leakage and hemorrhage.

Diabetic Macular Edema

When the blood vessel leakage of diabetic retinopathy leads to the build-up of fluid, or edema, in a region of the retina called the macula, the condition is called diabetic macular edema (DME). This area of the eye is important for the sharp, straight-ahead vision that is used for reading, recognizing faces, and driving. There are an estimated 750,000 people with DME in the U.S., according to the National Eye Institute’s 2019 update. DME is the most common cause of vision loss among people with diabetic retinopathy and about 30% of people with diabetic retinopathy will develop DME. It is more likely to occur as diabetic retinopathy worsens, although it may occur at any stage of the disease. The onset of DME is painless and may go undetected by the patient until it manifests with the blurring of central vision or acute vision loss. The severity of this blurring may range from mild to profound loss of vision.

Studies have shown that DME is a multifactorial disease underpinned by inflammatory cytokine activity in the eye. Of the currently approved pharmacotherapies used to treat DME, only corticosteroids, including FAc found in the ILUVIEN implant, affect these cytokines.

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

Current Treatments for DME

Anti-vascular endothelial growth factor (anti-VEGF) therapies are the current standard of care for the treatment of DME. Lucentis (ranibizumab) and Eylea (aflibercept) are approved in the U.S. and are the only approved anti-VEGF therapies marketed for the treatment of vision loss associated with DME in Europe. Genentech’s Vybismo (faricimab), another anti-VEGF therapy, was approved in January 2022 for the treatment of vision loss associated with DME in the U.S. Novartis is pursing approval for Beovu®(brolucizumab-dbll) to treat DME in the U.S. Off-label injections of the anti-VEGF therapy Avastin (bevacizumab) are also used to treat DME. However, anti-VEGF therapies are acute therapies and require multiple and frequent injections to achieve the same therapeutic effect reported in randomized controlled trials. Further, DME is a multi-factorial disease, and anti-VEGF therapy does not address all of these factors. As a result, many patients do not achieve a sufficient response, either because of the limited therapeutic effect or the inability or unwillingness of patients to routinely attend clinic appointments, meaning that anti-VEGF therapy is not optimally administered. When not optimally administered, these acute therapies allow for a recurrence of the edema. In addition, these therapies have safety profiles that include an increased risk of endophthalmitis, a serious eye infection that must be treated with high doses of antibiotics. This risk of endophthalmitis is associated with any intravitreal injection. There is evidence that intravitreal anti-VEGF therapy affects systemic VEGF levels, which may have cardiovascular complications.

Intravitreal corticosteroid therapies are also used to treat DME. Acute corticosteroids typically have peak effects within two to three months, and there is a need for repeated injections. Similarly, without optimized treatment frequency, macular edema is allowed to recur when the effect of acute corticosteroids dissipates. Ozurdex (dexamethasone), a short-acting corticosteroid, is marketed for the treatment of vision loss associated with DME in Europe and for the treatment of DME in the U.S. Triamcinolone acetonide, another short-acting steroid, is commonly used off-label to treat DME. In contrast to the dexamethasone implant and triamcinolone acetonide, which are both acute therapies, ILUVIEN is a long-term persistent and continuous steroid delivery therapy. The steroid in the ILUVIEN implant, fluocinolone acetonide, or FAc, is a key lipophilic component that allows a single implant to deliver a sustained daily dose for up to 36 months. Corticosteroids have historically been associated with significant increases in intraocular pressure, which may increase the risk of glaucoma. Additionally, corticosteroids are associated with the acceleration of cataract formation. We believe the low dose of ILUVIEN mitigates these side effects and makes them more manageable. Additionally, the side effects of ILUVIEN are consistent with and predictable following the use of shorter duration or acute corticosteroid therapies, increasing the physician’s ability to manage those side effects.

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

In contrast clinical trials have demonstrated that ILUVIEN significantly extends the time to relapse in patients with recurrent NIU-PS, while at the same time reducing the need for adjunctive treatments, including systemic drug treatment.

Our NEW DAY Study

We believe that ILUVIEN continues to be underutilized in the treatment of DME and should be used much earlier in patients suffering from DME. Our prior clinical data sets demonstrate the ability of ILUVIEN to control the underlying disease process and reduce the recurrence of edema for up to three years, rather than treating recurrent chronic edema with short-term therapies. With the NEW DAY Study, we intend to demonstrate the efficacy of ILUVIEN as baseline therapy in patients with early DME by comparing ILUVIEN to the current standard of care, anti-VEGF therapy.

On July 9, 2020, we announced the initiation of our NEW DAY clinical trial, a multicenter, single masked, randomized and controlled trial designed to generate prospective data evaluating ILUVIEN as a baseline therapy in the treatment of DME and demonstrate its advantages over using the current standard of care of repeat anti-VEGF injections. The NEW DAY Study is planned to enroll approximately 300 treatment-naïve, or almost naïve, DME patients in approximately 42 sites around the U.S. As of February 28, 2022, we have enrolled 117 DME patients. We expect the pace of the enrollment to increase as the COVID-19 pandemic begins to resolve.

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

Uveitis

ILUVIEN has received marketing authorization for treatment of NIU-PS in the U.K., 15 countries of the EEA, and in the United Arab Emirates. We plan to pursue our right to seek approval in other countries of the Middle East and Africa. We do not have the contractual right to pursue approval to treat NIU-PS in the U.S., and therefore do not have marketing authorization in the U.S. We have obtained marketing authorization for ILUVIEN to treat NIU-PS in various countries as noted above in “Overview - Where We Market ILUVIEN to Treat Recurrent Non-Infectious Uveitis Affecting the Posterior Segment of the Eye (NIU-PS).” We will evaluate seeking approval for the treatment of NIU-PS in other countries in Europe, the Middle East and Africa where we have the license to use ILUVIEN.

Sales and Marketing

Our sales personnel focus on physician offices, clinics, pharmacies and hospitals in the U.S. and in European countries where we seek to persuade end users to purchase ILUVIEN. In our promotional efforts, we focus on three main areas to generate demand for ILUVIEN. The first is to gain access for ILUVIEN on formularies, contracts and through national and local health care authorities to achieve a reasonable price in the countries in which we intend to commercialize. Second is to educate physicians on the efficacy and safety of our products through direct promotion, advocacy building and indirect marketing activities. Third is to enable patients and caregivers in markets where it is permitted to become more educated on their disease and the possible treatments.

The COVID-19 pandemic has negatively affected our sales and marketing efforts in a number of ways, which has in turn had an adverse impact on our revenues. Governments and private parties have imposed limitations on in-person access to physicians. During the periods in which those limitations were in effect, they made it difficult or impossible for our sales representatives (including those employed by our distributors) to meet with retina specialists and their staff to educate them about the benefits of ILUVIEN and to provide support for insurance pre-certifications. Those limitations also affected patient access to treatment, given that ILUVIEN is administered only by an injection into the eye, which means telemedicine is not a viable substitute. Our business has also been negatively affected by patient behavior in the current environment. Most of our ILUVIEN sales are driven by the use of ILUVIEN to treat diabetic macular edema, or DME. Given that governmental authorities have cited diabetes as a factor that places a person at higher risk for severe illness from the COVID-19 pandemic, a significant percentage of those patients are or may have been unwilling to visit their physicians in person (even if otherwise permitted) for fear of contracting the COVID-19 coronavirus.

Distributor Agreements

We have various agreements under which distributors are providing or will provide regulatory, reimbursement or sales and marketing support for commercialization of ILUVIEN in Austria, Belgium, Czech Republic, France, Italy, Luxembourg, Spain, the Netherlands, Australia and New Zealand, China and other countries of the Western Pacific and in the Middle East. Pursuant to these agreements, our distributors assisted or will assist us in obtaining and maintaining approval and reimbursement approval, or they will seek approval or reimbursement approval with our oversight in those countries, if such approval or reimbursement approval has not already been obtained. For more information about our April 2021 license agreement with Ocumension Therapeutics for China and the Western Pacific, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Transactions with Ocumension Therapeutics.”

Manufacturing

We do not have an in-house manufacturing capability for our products and depend and expect to continue to depend exclusively on third-party contract manufacturers to produce and package ILUVIEN. We manage the quality of our product produced by these manufacturers through quality agreements and our quality system to ensure that they produce active pharmaceutical ingredients (APIs) and finished drug products in accordance with the FDA’s current Good Manufacturing Practices (cGMP) and all other applicable laws and regulations. We maintain agreements with potential and existing manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to ILUVIEN.

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

We have agreements with a single third-party manufacturer for each of the following:

•the manufacture of FAc, ILUVIEN’s active pharmaceutical ingredient (FARMABIOS SpA/Byron Chemical Company Inc.);

•the manufacture of the components of the ILUVIEN applicator (Cadence, Inc. (Cadence));

•the manufacture of the ILUVIEN implant, final assembly of the injector with the implant and release testing in the U.S. (Alliance);

•the quality release testing of ILUVIEN (Alliance);

•final product release to market in the European Economic Area (EEA) post-Brexit (carried out in Ireland by Packaging Coordinators, Inc.); and

•final product release to market in the U.K., post-Brexit (AndersonBrecon Limited trading as Packaging Coordinators, Inc.).

Although we may seek alternative providers in the future, we do not currently have alternate providers for any of these tasks. We recently replaced FlexMedical, an affiliate of Flextronics International, Ltd. (Flextronics), with Cadence as described below.

Under our agreement with Alliance, which we entered into in 2010 and amended and restated in 2016, we are responsible for supplying Alliance with the ILUVIEN applicator and the API. We purchased certain equipment at Alliance’s facility that Alliance uses solely to manufacture and package ILUVIEN for us. We have agreed to order from Alliance at least 80% of our total requirements for new units of ILUVIEN in the U.S., Canada and Europe in a calendar year, provided that Alliance is able to fulfill our supply requirements and is not in breach of its agreements or obligations to us. Currently, we order 100% of our global requirements for ILUVIEN units from Alliance because we do not have an alternate supplier. Unless terminated earlier in accordance with its provisions, the amended and restated agreement has a remaining term through February 2023 and will automatically renew for successive terms of one year unless either party delivers written notice of non-renewal to the other at least 12 months before the end of the then current term. As of the date of this filing, we have not received a notice of non-renewal.

On October 30, 2020, we entered into a Manufacturing Services Agreement with Cadence, Inc., to manufacture the components used in the ILUVIEN applicator. Cadence has completed the final stages of process qualification and has been manufacturing production components since the second quarter of 2021. We received European and FDA approval of the change during 2021.

Business Segments

During the first quarter of 2021, the Chief Executive Officer (CEO), who is the chief operating decision maker (CODM), changed the manner in which the CODM monitors performance, aligns strategies and allocates resources, which resulted in a change in the operating segments. Our operations are now managed as three operating segments: U.S., International and Operating Cost. We determined that each of these operating segments represented a reportable segment. Previously, we were managed as two operating segments: U.S. and International. Financial information about our business segments is included below in (a) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Segment Review” and (b) Note 19 of the accompanying consolidated financial statements.

Customers

Our revenues for the fiscal years ended December 31, 2021 and 2020 were generated from product sales primarily in the U.S., Germany, France and the U.K. and for 2021, the upfront license payment under the Ocumension License Agreement, which resulted in license revenue of approximately $11.0 million. In the U.S., two large pharmaceutical distributors accounted for 55% and 49% of our consolidated product revenues for the years ended December 31, 2021 and 2020, respectively. These distributors maintain inventories of ILUVIEN and sell to physician offices, pharmacies and hospitals. Internationally, in countries where we sell direct, our customers are hospitals, clinics and pharmacies. We sometimes refer to physician offices, pharmacies, hospitals and clinics as end users. In international countries where we sell to distributors, these distributors maintain inventory levels of ILUVIEN and sell to their customers.

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

•Avastin© (bevacizumab), is used by retinal specialists in both the U.S. and in certain countries of the EEA in the treatment of numerous retinal diseases off label but is not formulated or approved for any ophthalmic use.

•Eylea© (aflibercept), marketed by Regeneron in the U.S. and by Bayer in the EEA, is a VEGF antagonist that is approved for the treatment of DME, diabetic retinopathy in patients with DME, neovascular wet AMD and RVO in the U.S. In the EEA, the indication does not include diabetic retinopathy.

•Beovu® (brolucizumab-dbll), marketed by Novartis, is a VEGF inhibitor indicated for the treatment of neovascular wet AMD. Beovu has been approved for the treatment of wet AMD in the U.S. and in all 27 European Union member states as well as the U.K., Iceland, Norway and Liechtenstein. Novartis has completed trials for the treatment of DME and indicated publicly that they are seeking FDA approval for that indication.

•Vabysmo® (faricimab), marketed by Genentech, is a VEGF inhibitor and Ang-2 inhibitor indicated for the treatment of patients with Neovascular Wet AMD and DME. Vabysmo was approved in January 2022 for the treatment of DME in the U.S. The European Medicines Agency has also validated the faricimab Marketing Authorization Application submission in Wet AMD and DME.

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

•Humira© (adalimumab), marketed by Abbvie, is a TNF-blocker that has an ophthalmic indication. It works by targeting and blocking a specific source of inflammation that plays a role in non-infectious uveitis. In the U.S., Humira is indicated for the treatment of non-infectious intermediate, posterior and pan uveitis. In the EEA, Humira is indicated for the treatment of chronic non-infectious anterior uveitis in children aged two years or older who have had an inadequate response to or are intolerant to conventional therapy.

•Intravitreal triamcinolone is used by some physicians for the treatment of DME although it is not approved for DME.

•Laser photocoagulation is currently used to treat DME and may be used in conjunction with drug therapies as well. Other laser or surgical treatments for DME may also compete against ILUVIEN.

In addition, a number of other companies are developing drug therapies or delivery platforms for the treatment of retinal diseases.

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

The COVID-19 Pandemic and Our Steps to Address its Effects on Our Business

The unprecedented events of the COVID-19 pandemic, and its unpredictable duration, in the regions where we have customers, employees and distributors have had an adverse effect on our sales of ILUVIEN and thus on our net revenues and may in the future have an adverse effect on our liquidity and financial condition. These adverse effects of the pandemic on us have resulted from the following, among other factors:

•Limitations imposed by governments and private parties on in-person access to physicians have adversely affected us in certain countries where ILUVIEN is currently marketed and may again do so if reimposed where they have been lifted.

•Patients’ concerns about their personal health during the COVID-19 pandemic have also negatively affected our business. Many DME patients have been hesitant or even unwilling to visit their physicians in person (even if otherwise permitted) for fear of contracting the COVID-19 coronavirus.

•Limitations on travel have curtailed our in-person marketing activities and may again do so if reimposed.

•As physicians gain increased access to patients as a result of the lifting of limitations in the U.K and in Europe, they may give a higher priority to patients with acute illnesses before treating patients with chronic illnesses such as DME, thereby reducing or delaying the number of ILUVIEN treatments that might otherwise have been performed.

•SARS-CoV-2 variants such as Delta and Omicron have emerged and may again emerge, with unpredictable effects on our business.

These limitations and other effects of the COVID-19 pandemic have had an adverse impact on our revenues beginning late in the first quarter of 2020 and continuing to the date of this report to some degree. These factors may continue to adversely impact our revenue and capital resources, although the extent and duration of that impact is currently uncertain. (Please refer to “Special Note Regarding Forward-Looking Statements and Projections” above.)

In response to these developments, we have implemented measures to mitigate the impact of the pandemic on our financial position and operations. These measures include the following:

•We are continuing to monitor the effects of the SARS-CoV-2 variants and to increase our engagement with our customers to mitigate any anticipated loss of revenue in those markets that may be affected.

•We are investing in e-marketing and in enhancing our capabilities to conduct meetings virtually as well as in person.

For more information about the effect of the COVID-19 pandemic on our business and the related risks we face, please see Part I, Item 1A, “Risk Factors – Risks Related to the Public Health Pandemic,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Effects of the COVID-19 Pandemic.”

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

The New Collaboration Agreement converted the previous profit share obligation to a royalty payable on global net revenues of ILUVIEN. We began paying a 2% royalty on net revenues and other related consideration to EyePoint effective July 1, 2017. This royalty amount increased to 6% effective December 12, 2018. We will pay an additional 2% royalty on global net revenues and other related consideration in excess of $75.0 million in any year. During 2021, we recognized approximately $2.9 million of royalty expense. During 2020, we recognized approximately $2.1 million of royalty expense.

Following the signing of the New Collaboration Agreement, we retained a right to offset $15.0 million of future royalty payments (the Future Offset). As of December 31, 2021, the balance of the Future Offset was approximately $7.4 million.

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

On December 17, 2020, EyePoint and its parent, EyePoint Pharmaceuticals, Inc., entered into a royalty purchase agreement (the SWK Agreement) with SWK Funding, LLC (SWK). In its Current Report on Form 8-K filed on December 18, 2020, EyePoint Pharmaceuticals, Inc. stated that pursuant to the SWK Agreement, EyePoint Pharmaceuticals, Inc. sold its interest in royalties that we are obligated to pay EyePoint under the New Collaboration Agreement. EyePoint Pharmaceuticals, Inc. reported that it had received a one-time $16.5 million payment from SWK and, in return, SWK became entitled to receive future royalties that we are obligated to pay to EyePoint under the New Collaboration Agreement. We are not a party to the SWK Agreement.

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

The testing and collection of data and the preparation of the necessary applications are expensive and time-consuming. The FDA may not act quickly or favorably in reviewing these applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approval that could delay or preclude us from marketing additional products. Once approved by the FDA, a drug requires an annual product and establishment fee, which was approximately $369,000 as of our last renewal in October 2021.

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

Also, as part of the approval process in Europe, we are committed to conduct an open label trial in the pediatric population with NIU-PS. We have initiated this trial, and enrollment is expected to start in the second half of 2022.

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

Under the EU regulatory system, applications for drug approval may be submitted either in a centralized or decentralized procedure. Under the centralized procedure, a single application to the European Medicines Evaluation Agency, if approved, would permit marketing of the product throughout the EU (currently 27 member states) and to non-EU countries that are within the EEA. The decentralized procedure provides for applications to be submitted for marketing authorization in a select number of EEA countries. The process is managed by a Reference Member State that coordinates the review process with the other countries in the EEA in which the applicant has applied for marketing authorization.

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

We chose to pursue the decentralized procedure for ILUVIEN for DME and used the mutual recognition procedure due to our limited resources. Through this procedure, we obtained marketing authorizations in the 17 countries in the EEA discussed above. For ILUVIEN for NIU-PS, we filed a type II variation in these 17 countries in the EEA using the same procedure. In each instance, we received the Final Variation Assessment Report for ILUVIEN from the Medicines and Healthcare products Regulatory Agency of the United Kingdom (the MHRA) based on our submission to the MHRA through the mutual recognition procedure. In light of Brexit, we have moved marketing authorizations for certain European approvals from our U.K. subsidiary to our Irish subsidiary. In addition, Ireland is now our Reference Member State, which is the European Union Member State that leads the review of an application in the decentralized process for ILUVIEN. The Irish Health Products Regulatory Authority is our key regulatory body with which to discuss any regulatory submissions pertinent to ILUVIEN in the EEA.

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

As of December 31, 2021, we owned or licensed two U.S. utility patents and one U.S. design patent as well as numerous foreign counterparts to many of these patents and patent applications relating to ILUVIEN or the ILUVIEN applicator. We licensed our one utility patent right relating to ILUVIEN from EyePoint. Pursuant to our agreement with EyePoint, our ILUVIEN-related patent rights are only for diseases of the human eye in Europe, the Middle East and Africa, and for diseases of the human eye excluding uveitis in the rest of the world. In addition to the U.S. patents licensed from EyePoint, we also license two European patents from EyePoint. We have a U.S. utility patent directed to our applicator system for ILUVIEN. Our licensed patent portfolio includes U.S. patents (with no currently pending or issued corresponding European applications or patents) with claims directed to methods for administering a corticosteroid with an implantable sustained delivery device to deliver the corticosteroid to the vitreous of the eye wherein aqueous corticosteroid concentration is less than vitreous corticosteroid concentration during release.

U.S. utility patents generally have a term of 20 years from the date of filing. The utility patent rights relating to ILUVIEN that EyePoint licensed to us include one U.S. patent that will expire August 2027, two European patents that are directed to our low-dose device that expired in April 2021 and will expire in October 2024, respectively, and counterpart filings to these patents in a number of other jurisdictions. No patent term extension or supplementary protection certificate will be available for any of these U.S. or European patents or applications.

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

Research and Development

We invested $4.6 million and $1.3 million in research and development during 2021 and 2020, respectively.

Employees

As of February 22, 2022, we had 154 employees, 145 of whom were full-time employees.

Corporate Information

We are a Delaware corporation incorporated on June 4, 2003. Our principal executive office is located at 6310 Town Square, Suite 400, Alpharetta, Georgia 30005 and our telephone number is (678) 990-5740. Our website address is www.alimerasciences.com. The information contained in our website, or that can be accessed through our website, is not part of this report and should not be considered part of this report.

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

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, health authorities, businesses, and the public at large to limit the COVID-19 pandemic’s spread have had, and we expect will continue to have, certain negative effects on, and present certain risks to, our business. We have experienced decreases in sales of ILUVIEN in the U.S. and in our international markets that have been affected by the COVID-19 pandemic resulting from, among other things;

•Governments and private parties at times have imposed limitations on in-person access to physicians. These limitations can (and in certain instances already have):

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

•Our business is also negatively affected by patient behavior in the current environment. Most of our ILUVIEN sales are driven by the use of ILUVIEN to treat diabetic macular edema, or DME. Given that governmental authorities have cited diabetes as a factor that places a person at higher risk for severe illness from the COVID-19 pandemic, a significant percentage of those patients are or may be unwilling to visit their physicians in person (even if otherwise permitted) for fear of contracting the COVID-19 coronavirus.

These limitations had an adverse impact on our revenues beginning late in the first quarter of 2020 and continuing through the date of this report to some degree. These factors may continue to adversely impact our revenue, and the extent and duration of that impact is currently uncertain. If the COVID-19 pandemic intensifies again, its negative effect on our sales and thus our liquidity and financial condition could be more prolonged and may be severe. Financial uncertainty associated with the adverse effects of the COVID-19 pandemic, and the duration of those effects, could have an impact in future periods on certain estimates used in the preparation of our quarterly financial results, including impairment of intangible assets, the income tax provision and realizability of certain receivables.

Other effects or possible effects of the COVID-19 pandemic on us include:

•Limitations on travel have curtailed our in-person marketing activities and may again do so if reimposed.

•Restrictions placed on regulatory and pricing bodies may delay or defer market access for ILUVIEN as we seek to secure reimbursement.

•While most of our personnel have returned to work in the office, we may in the future experience reductions in productivity and disruptions to our business routines if a large percentage of our employees again works remotely, whether in the U.S. or in Europe.

•The enrollment of patients in our NEW DAY Study may progress more slowly than we expect.

•The manufacturing or distribution of the ILUVIEN insert or applicator may be disrupted by government action related to COVID-19 or by the effect of the COVID-19 pandemic on our manufacturers’ or distributors’ workforces, which may lead to product shortages.

•We may fail to maintain or modify as necessary our internal controls over financial reporting in the current environment in which (a) some of our employees may be required to work remotely from time to time and (b) we or our distributors are required to modify our standard business processes to take into account the current environment in light of the COVID-19 pandemic.

•We may fail to plan appropriately to meet the demand of our customers for ILUVIEN, which could lead either to (a) ILUVIEN being out of stock or (b) our investment of a greater amount of cash in inventory than we need. Either event could have an adverse effect on our results of operations, financial condition and cash flows.

•As the result of lower sales of ILUVIEN, we may fail to generate sufficient revenue to comply with financial covenants in our $45.0 million 2019 Loan Agreement, as amended, that are based on minimum trailing six months’ revenues (the Revenue Covenant). If we fail to comply with the Revenue Covenant, we may need to request, as we have done twice in the past, a consent from the lenders for non-measurement of the covenant requirement. However, if we do not receive such a consent, the lenders may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to raise additional financing, renegotiate the 2019 Loan Agreement on terms less favorable to us or immediately cease operations. See the risk factor below regarding the terms of our 2019 Loan Agreement with the lenders.

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

We have incurred and expect to continue to incur significant expenses:

•to continue to support our sales efforts in the U.S., Germany, Portugal, the U.K., Ireland and the Nordic markets;

•to pursue the regulatory and reimbursement approval for ILUVIEN in other countries for both DME and NIU-PS;

•to grow our operational capabilities;

•to support our NEW DAY study; and

•to support our NIU-PS study in pediatric patients.

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

In addition, future growth may require us to hire a significant number of qualified technical, commercial and administrative personnel. We face intense competition from other companies and research and academic institutions for the qualified personnel we need in our business. If we cannot continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain or grow our operations.

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

We may be unable to license or acquire suitable products or product candidates or products from third parties for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is highly competitive. Several more established companies are also pursuing strategies to license or acquire products in the ophthalmic field. These established companies may have a competitive advantage over us due to their greater size, cash resources and development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable products or product candidates include the following:

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

In addition, the loss of clinical trial data for our product candidates or our post-market studies could result in delays in our regulatory approval efforts or marketing efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions or security breaches of our internal information technology systems or our vendors’ technology systems could adversely affect or result in the loss of, misappropriation of, unauthorized access to, use of, disclosure of or the prevention of access to our confidential information, including trade secrets or other intellectual property, proprietary business information and personal information of our employees and patients in studies conducted on our behalf, which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access to, use of or disclosure of personal information, including personal information regarding our employees or information we may have regarding patients, could harm our reputation directly, compel us to comply with federal and state breach notification laws and foreign law equivalents, subject us to mandatory corrective action and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

Maintaining and growing our commercial infrastructure is a significant undertaking that requires productive, well-trained sales and marketing personnel, effective managers and substantial financial resources, and we may not be successful in our efforts to meet these needs.

We anticipate that in the near term our ability to generate revenues will depend almost entirely on our ability to continue the successful commercialization of ILUVIEN, both in the U.S. and abroad. We launched ILUVIEN in Germany and the U.K. in 2013; in the U.S. and Portugal in 2015; in Ireland and Austria in 2017; in the Middle East, Italy and Spain in 2018; in France in 2019; in the Netherlands in 2020; and in Luxembourg, Belgium, Denmark, Sweden and Norway in 2021. A commercial launch of ILUVIEN is a significant undertaking that requires substantial financial and managerial resources. As of February 22, 2022, we had 154 employees. As our commercialization plans and strategies evolve, we will need to further expand the size of our organization by recruiting additional managerial, operational, sales, marketing, financial and other personnel.

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

We are in the early stages of conducting our NEW DAY clinical trial, which is a multicenter, single-masked, randomized, controlled trial designed to generate prospective data evaluating ILUVIEN as a baseline therapy in the treatment of DME and demonstrate its potential advantages over the current standard of care of repeat anti-VEGF (aflibercept) injections. The NEW DAY Study is planned to enroll approximately 300 treatment-naïve, or almost naïve, DME patients in approximately 42 sites around the U.S. The NEW DAY Study may (a) fail to demonstrate the efficacy of ILUVIEN as baseline therapy in patients with early diabetic macular edema (DME), (b) fail to generate data demonstrating the benefits of ILUVIEN when compared to the current leading therapy for DME, (c) take longer or be more costly to complete than we currently anticipate, and (d) fail to change physician prescribing practices despite a successful result. The occurrence of any of these events could materially and adversely affect our business, financial condition and cash flows, and results of operations.

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

We believe that China and the Western Pacific may become substantial markets for us under our license agreement with Ocumension Therapeutics, which is currently working through regulatory filings and plans to commence a real-world study estimated to start in April 2022. Additionally, they plan to begin a phase III study for the Chinese market in the second half of 2022. We cannot assure that these efforts will ultimately prove to be successful, however, particularly in light of the currently strained trade and other relationships between the U.S. and the PRC. For more information about our April 2021 license agreement with Ocumension Therapeutics for China and the Western Pacific, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Transactions with Ocumension Therapeutics.”

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

We rely heavily upon our third-party contractors, suppliers and distributors. Especially during challenging and uncertain times like the present, there may be disruptions or delays in the performance of these third parties. We rely entirely on third parties to manufacture, assemble and test our ILUVIEN applicators, as described in the following section. We also rely on distributors for a majority of our sales of ILUVIEN. We sell to two large pharmaceutical distributors in the U.S., which accounted for 55% of our consolidated product revenues in 2021. Internationally, our distributors produced approximately 32% of our international product revenues in 2021. If one or more of our key third-party contractors, suppliers and distributors are unable to satisfy their commitments to us, our business and results of operations could be adversely affected.

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

We rely on our manufacturers to purchase materials from third-party suppliers necessary to produce ILUVIEN. Suppliers may not sell these materials to our manufacturers when needed or on commercially reasonable terms. We do not have any control over the process or timing of our manufacturers’ acquisition of these materials. If our manufacturers are unable to obtain these materials in sufficient amounts, our sales of ILUVIEN would be hampered or there would be a shortage in supply, which would materially affect our ability to generate the revenues from the sale of ILUVIEN that we expect. Moreover, although we have agreements with our suppliers for the supply of the active pharmaceutical ingredient in ILUVIEN, the commercial production of the ILUVIEN implant and the commercial production of the ILUVIEN applicator, the suppliers may be unable to meet their contractual or quality requirements or choose not to supply us in a timely manner or in the minimum guaranteed quantities. If our manufacturers are unable to obtain these essential supplies, their ability to manufacture ILUVIEN and thus our supply of ILUVIEN for sale would be delayed, which could significantly reduce our sales of ILUVIEN and have an adverse impact on our business. We may incur higher costs in acquiring component parts for the ILUVIEN inserter and insert as a result of increases in applicable inflationary indexes specified in our contracts with suppliers.

Financial Risks

Our existing cash may be inadequate to fund our operations and support our growth.

As of December 31, 2021, we had approximately $16.5 million in cash and cash equivalents. Whether this amount will be sufficient to fund our operations and support our growth will be determined by many factors, some of which are beyond our control, and we may need additional capital to fund our operations and support our growth sooner than we might anticipate. These factors include:

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

If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. If we attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining those agreements, or in receiving milestone or royalty payments under those agreements. If we raise additional funds by incurring additional debt (assuming SLR would permit such debt, which would be subordinated to the debt outstanding under the 2019 Loan Agreement), the terms of the debt may include significant installment payments as well as covenants and specific financial ratios that may restrict our ability to continue to commercialize ILUVIEN or commercialize any future products or product candidates or otherwise successfully operate our business.

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

If an event of default under the 2019 Loan Agreement occurs, SLR may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to raise additional financing, renegotiate the 2019 Loan Agreement on terms less favorable to us or immediately cease operations. Any declaration by SLR of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline significantly after we publicly disclose that event. Any declaration by SLR of an unwaived event of default could significantly harm our business and prospects and could cause the price of our common stock to decline significantly after we publicly disclose that event in an SEC filing. Further, if we were liquidated, the lenders’ right to repayment would be senior to the rights of our stockholders.

During each of the six-month periods ended September 30, 2021 and December 31, 2021, we did not generate sufficient revenue to meet the trailing six-month revenue covenant included in the 2019 Loan Agreement (the Revenue Covenant). For each such six-month period, the lenders provided a consent that permitted us not to maintain the Revenue Covenant as of September 30, 2021 and December 31, 2021, respectively, and waived any event of default that may have occurred or may be deemed to have occurred. We can offer no assurances, however, that the lenders will accommodate such a request for a consent and waiver if in the future we fail to meet the Revenue Covenant or any other covenant that would result in an event of default under the 2019 Loan Agreement. We expect to comply with the Revenue Covenant at the next reportable date, and throughout 2022. However, due to the remaining uncertainty surrounding the COVID-19 pandemic it is possible that we will fail to comply with the Revenue Covenant. If we fail to comply with the Revenue Covenant and the lenders do not provide a consent and waiver, acceleration of the maturity of the loan is one of the remedies available to the lenders. If the lenders accelerate the maturity of the loan, we would be forced to find alternative financing or enter into an alternative agreement with the lenders. We cannot be sure that alternative financing will be available when needed or that, if available, the alternative financing could be obtained on terms that are not significantly detrimental to us or our stockholders.

We may be unable to renew, repay or refinance the SLR Loan, which could negatively impact our financial condition and results of operations.

We are subject to the risks associated with our borrowings under the 2019 Loan Agreement (the SLR Loan). We are currently making monthly payments of interest only, but we will be required to begin making monthly payments of principal and interest of approximately $2.7 million beginning January 1, 2023 (or July 1, 2023 if we meet certain revenue thresholds and no default shall have occurred and is continuing, as is required for us to extend the interest only period for an additional six months). Accordingly, our available cash may be insufficient to meet the required monthly payments of principal and interest. Further, we may be unable to renew, repay or refinance the SLR Loan when required or the terms of any renewal or refinancing may not be as favorable as the existing terms of the SLR Loan.

We have incurred operating losses in each year since our inception and expect to continue to incur losses in 2021.

To date we have incurred recurring losses and negative cash flow from operations, and we have accumulated a deficit of $397.3 million from our inception through December 31, 2021. Our ability to achieve profitability and positive cash flow depends on our ability to maintain revenue and contain our expenses. We are uncertain if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to maintain and increase revenue and achieve profitability depends on our ability to continue to successfully market and sell ILUVIEN in the geographic areas where we or our distributors offer ILUVIEN. We cannot assure that we will be profitable even if we successfully commercialize ILUVIEN or future products or product candidates. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. In that regard, the audit report issued by our independent registered public accounting firm for the audit of our 2021 financial statements includes an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

•the timing and recognition of stock-based compensation expense; and

•the timing and amount of patient enrollments in our NEW DAY Study and related expenses.

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

Approximately 44% of our product revenues in 2021 were international. A substantial majority of our international revenues and expenses are denominated in British Pounds and Euros, and as such are sensitive to changes in exchange rates. We also have balances, such as cash, accounts receivable, accounts payable and accruals, that are denominated in foreign currencies. These foreign currency transactions and balances are sensitive to changes in exchange rates. Fluctuations in exchange rates of the British Pound and Euro in relation to the U.S. Dollar could materially reduce our future revenues as compared to prior periods. We do not seek to mitigate this exchange rate effect by using derivative financial instruments. To the extent we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in that currency could have a material adverse effect on our business and results of operations.

Our ability to use our net operating loss carry-forwards may be limited.

As of December 31, 2021, we had U.S. federal and state net operating loss (NOL) carry-forwards of approximately $143.2 million and $106.7 million, respectively. Except for the NOLs generated after 2017, the U.S. federal NOLs not fully utilized will expire at various dates between 2029 and 2037; most state NOL carry-forwards will expire at various dates between 2021 and 2041. Under the Tax Cuts and Jobs Act of 2017, U.S. federal NOLs and some state NOLs generated after 2017 will carry forward indefinitely. These NOLs may be subject to further limitation based upon the final results of our Internal Revenue Code sections 382 and 383 analyses. Sections 382 and 383 of the Internal Revenue Code limit the annual use of NOL carry-forwards and tax credit carry-forwards, respectively, following an ownership change. NOL carry-forwards may be subject to annual limitations under Section 382 (or comparable provisions of state law) if certain changes in ownership of our company were to occur. In general, an ownership change occurs for purposes of Section 382 if there is a more than 50% change in ownership of a company over a 3-year testing period. We have determined that a Section 382 change in ownership occurred in December of 2015. As a result of this change in ownership, we estimated that approximately $18.6 million of our federal NOLs and approximately $382,000 of federal tax credits generated prior to the change in ownership will not be utilized in the future. We are currently in the process of refining and finalizing these calculations, and upon finalization, will determine if a write-off is necessary. The reduction to our NOL deferred tax asset due to the annual Section 382 limitation and the NOL carryforward period would result in an offsetting reduction in valuation allowance recorded against the NOL deferred tax asset. Therefore, the limitation does not affect the statements of operations for the periods presented. Any future changes in our ownership or sale of our stock could further limit the use of our NOLs in the future. If we need to obtain alternative or additional financing to meet our liquidity requirements under the 2019 Loan Agreement and we raise those funds by selling additional equity, this could further limit the use of our NOLs in the future.

The term loan under the 2019 Loan Agreement matures on July 1, 2024, and our interest rate is based on LIBOR. As a result, we are exposed to the risks associated with the planned discontinuation of LIBOR before that date.

The term loan under the 2019 Loan Agreement matures on July 1, 2024, and our interest rate is based on LIBOR. ICE Benchmark Administration Limited, the administrator of LIBOR, ceased publication of 1-week and 2-month USD LIBOR settings at the end of 2021, but announced that it intends to continue publication of the remaining USD LIBOR settings until June 30, 2023. It is unclear if after this date LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist. It is also unclear whether the COVID-19 pandemic will have further effect on LIBOR transition plans. We have exposure to LIBOR, including in the 2019 Loan Agreement, which includes fallback language that seeks to facilitate an agreement with our lenders on a replacement rate for LIBOR in the event of its discontinuance. We cannot predict what reference rate would be agreed upon or what the impact of any such replacement rate would be to our interest expense, but such changes could result in increased interest expense related to the 2019 Loan Agreement, and increased borrowing costs in the future. Although the impact is uncertain at this time, the elimination of LIBOR could have an adverse impact on our business, results of operations, or financial condition.

Because our interest rate under the 2019 Loan Agreement is based on LIBOR, a floating rate, we are exposed to the risks of higher interest rates in the future, which could decrease our liquidity and capital resources and adversely affect our financial performance.

Our interest rate under the 2019 Loan Agreement is based on LIBOR, a floating rate. The Federal Reserve may raise interest rates in the near future to combat the effects of inflation, which is currently higher than it has been since the early 1980s. An increase in LIBOR (or a successor interest rate) would increase our interest costs. For example, a 1.0% increase in the interest rate under the 2019 Loan Agreement above the interest rate that applied to us as of December 31, 2021 (9.43%) would increase our interest expense by approximately $456,000 per year and reduce our liquidity and capital resources by that amount. A larger change could materially and adversely affect our results of operations and our ability to pay amounts due under the 2019 Loan Agreement.

Regulatory Risks

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

ILUVIEN has received marketing authorization in the U.S., in numerous countries in Europe and in other places in the world as described above in “Business – Overview.” We sell ILUVIEN directly in the U.S., Germany, the U.K., Portugal, Ireland, Denmark, Finland, Norway and Sweden. Our distributors will continue to sell ILUVIEN in the Middle East, Austria, Czech Republic, France, the Netherlands, Belgium, Luxembourg, Italy and Spain in 2022, and we expect further progress to be made towards the launch through distributors in the Czech Republic in 2022. When we received marketing authorization in the remaining countries in the EEA, those marketing authorizations required that we sell at least one ILUVIEN in those countries within three years or our license in those countries could be revoked unless we negotiate to extend the deadline. We intend to either sell one ILUVIEN in each of those countries or negotiate to extend the deadline, but we may not be able to make such a sale or extend the deadline, in which case our license in that country could be revoked. If our license in any of these countries is revoked, we will need to pursue marketing authorization again for that country, and we may be unsuccessful in that effort.

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

The patent rights relating to ILUVIEN licensed to us from EyePoint include one U.S. patent that will expire in August 2027, two European patents that expired in April 2021 and will expire in October 2024, respectively, and counterpart filings to these patents in a number of other jurisdictions. No patent term extension will be available for any of these U.S. patents, European patents or any of our licensed U.S. or European pending patent applications. After these patents expire in August 2027 in the U.S. and October 2024 in Europe, we will not be able to block others from marketing FAc in an implant similar to ILUVIEN.

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

As patents for certain of our products expire, we will or could face competition from lower priced generic or biosimilar products. In general, the expiration or loss of patent protection for a product may allow market entry by substitute products that could significantly reduce sales for the original product in a short amount of time. If our competitive position is compromised because of generics, biosimilars or otherwise, it could have a material adverse effect on our business and results of operations. In addition, proposals emerge from time to time for legislation to further encourage the early and rapid approval of generic drugs or biosimilars. Any such proposals that are enacted into law could increase the negative effect of generic competition.

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

Our products may become subject to unauthorized sales through parallel import or diversion into unintended markets, resulting in lower sales in those markets.

As interest in and demand for ILUVIEN grows, and as Alimera expands distribution into new markets, our product may become subject to parallel importing or diversion into unintended markets. Under EU law, parallel imports of approved products from one member country into another are expressly permitted and cannot be prohibited. Furthermore, as our distribution expands, the possibility may increase for diversion of ILUVIEN into unanticipated markets. Sales of product by companies other than Alimera through parallel import or diversion may adversely affect our product revenue.

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

Our common stock trades on The Nasdaq Global Market, which we believe helps support and maintain liquidity for our stock. Companies whose shares are listed on The Nasdaq Global Market, however, are subject to various rules and requirements imposed by Nasdaq that a listed company must satisfy to continue having its stock listed on the exchange. In 2019 we failed on three occasions to meet the standards for continued listing on The Nasdaq Global Market. Although we regained compliance each time, we cannot provide any assurances that (a) we will not fail to comply in the future and (b) if that were to recur, we would be able to regain and maintain compliance with the continued listing standards.

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

In addition to our outstanding common stock, as of February 1, 2022, options to purchase 1,309,007 shares of our common stock were outstanding. Upon the exercise of the stock options in accordance with their terms, the shares so acquired may be resold freely, subject to restrictions imposed on our affiliates under the SEC’s Rule 144 and to our securities trading policy. The shares acquired upon exercise of warrants can be sold under Rule 144. If significant sales of these shares occur in short periods, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms.

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

Pursuant to the 2019 Omnibus Incentive Plan, our board of directors is authorized to grant various types of equity-based awards, including stock options and RSUs, to our employees, directors and consultants. As of February 1, 2022, a total of 715,753 shares of our common stock were available for issuance under new awards granted under our 2019 Omnibus Incentive Plan.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In our U.S. segment, our U.S. headquarters are located in Alpharetta, Georgia, consisting of approximately 14,900 square feet of office space. Our lease for this facility expires in December 2032 with an early termination option in December 2029.

In our international segment, we lease approximately 4,500 square feet of office space in Dublin, Ireland, approximately 1,000 square feet of office space in Berlin, Germany, and approximately 6,000 square feet of office space in Aldershot, U.K. Our leases for these facilities in Ireland and Germany expire in August 2024 and June 2024, respectively. Our lease for the U.K. facility expires in December 2024. We anticipate that following the expiration of these leases, we will be able to lease additional or alternative space at commercially reasonable terms. Additionally, we have an agreement to use approximately 400 square feet of office space in Lisbon, Portugal, which can be terminated with 90 days’ notice.

We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Market (Nasdaq) under the symbol ALIM.

Stockholder Data

As of March 21, 2022, there were 26 holders of record of our common stock, and there were 6,992,654 shares of our common stock issued and outstanding.

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

Sales of Unregistered Securities

In 2021, we did not sell any shares of stock that were not registered under the Securities Act of 1933, as amended, other than those sales previously reported in a Current Report on Form 8-K.

ITEM 6. [RESERVED.]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited annual consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. For further information regarding forward-looking statements, please refer to the “Special Note Regarding Forward-Looking Statements and Projections” at the beginning of Part I of this Annual Report on Form 10-K.

Overview

Alimera Sciences, Inc., and its subsidiaries (we, our or us), is a global pharmaceutical company whose mission is to be invaluable to patients, physicians and partners concerned with retinal health and maintaining better vision longer.

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

We market ILUVIEN directly in the U.S., Germany, the U.K., Portugal, Ireland, and in the Nordic Region (Denmark, Finland, Norway and Sweden) with the support of an exclusive wholesaler. In addition, we have entered into various agreements under which distributors are providing or will provide regulatory, reimbursement and sales and marketing support for ILUVIEN in Austria, Belgium, the Czech Republic, France, Italy, Luxembourg, the Netherlands, Spain, Australia, New Zealand China and several countries in the Western Pacific and several countries in the Middle East. As of December 31, 2021, we have recognized sales of ILUVIEN to our international distributors in the Middle East, Austria, Belgium, Czech Republic, France, Italy, Luxembourg, Spain and the Netherlands.

As of December 31, 2021, we had approximately $16.5 million in cash and cash equivalents.

Effects of the COVID-19 Pandemic

For information about:

•how the unprecedented events of the COVID-19 pandemic, and its unpredictable duration, in the regions where we have customers, employees and distributors have had an adverse effect on our sales of ILUVIEN and thus on our net revenues;

•how the COVID-19 pandemic may in the future have an adverse effect on our liquidity and financial condition;

•the factors that have caused these adverse effects; and

•the measures we have implemented to mitigate the impact of the pandemic on our financial position and operations,

please see Part I, Item 1, “Business – The COVID-19 Pandemic and Our Steps to Address its Effects on Our Business.” Please also see Part I, Item 1A, “Risk Factors – Risks Related to the Public Health Pandemic.”

Sources of Revenues

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

Our revenues for the fiscal years ended December 31, 2021 and 2020 were generated from (a) product sales primarily in the U.S., Germany and the U.K. and, for 2021, the recognition of $1.0 million of deferred revenue associated with the termination of our Canadian distribution agreement with Knight Therapeutics, and (b) for 2021, the upfront license payment under the Ocumension License Agreement which resulted in license revenue of approximately $11.0 million (under an analysis performed under FASB Accounting Standards Codification (ASC), Revenue from Contracts with Customers (ASC 606)). The upfront license payment under the Ocumension License Agreement was our only licensing revenue for 2020 or 2021.

In the U.S., two large pharmaceutical distributors accounted for 55% and 49% of our consolidated product revenues for the years ended December 31, 2021 and 2020, respectively. These U.S.-based distributors purchase ILUVIEN from us, maintain inventories of ILUVIEN and sell on to physician offices, pharmacies and hospitals. Internationally, in countries where we sell direct, our customers are hospitals, clinics and pharmacies. We sometimes refer to physician offices, pharmacies, hospitals and clinics as end users. In international countries where we sell to distributors, these distributors purchase ILUVIEN from us and maintain inventories of ILUVIEN that they sell to their customers.

License Agreement with EyePoint Pharmaceuticals US, Inc.

Effective July 1, 2017, we amended and restated our license agreement with EyePoint Pharmaceuticals US, Inc. (EyePoint), formerly known as pSivida US, Inc., which was made effective July 1, 2017 (the New Collaboration Agreement). Under the New Collaboration Agreement, we have rights to the technology underlying ILUVIEN for the treatment of uveitis, including NIU-PS, in Europe, the Middle East and Africa. The New Collaboration Agreement converted our previous profit share obligation to a royalty payable on global net revenues of ILUVIEN.

Following the signing of the New Collaboration Agreement, we retained a right to offset $15.0 million of future royalty payments (the Future Offset). As of December 31, 2021, the balance of the Future Offset was approximately $7.4 million. See Note 10 of our notes to consolidated financial statements below.

We will be able to recover the balance of the Future Offset as a reduction of future royalties that would otherwise be owed to EyePoint as follows:

•From December 12, 2018 through December 12, 2020, the royalty was reduced from 6% to 4%; and

•Beginning December 13, 2020, the royalty was reduced from 6% to 5.2% for net revenues and other related consideration up to $75.0 million annually and from 8% to 6.8% for net revenues and other related consideration in excess of $75.0 million on an annual basis.

During 2021 and 2020, we recognized approximately $2.9 million and $2.1 million of royalty expense, respectively, which amounts reflect the reductions in the royalty percentage noted above and the corresponding reductions in the Future Offset.

Transactions with Ocumension Therapeutics

On April 14, 2021, we entered into a transaction with Ocumension Therapeutics, incorporated in the Cayman Islands with limited liability (Ocumension), or one of its affiliates. In the Ocumension transaction, we received a total of $20.0 million in cash under two agreements:

•an Exclusive License Agreement (the Ocumension License Agreement) with a wholly owned subsidiary of Ocumension, pursuant to which we granted an exclusive license for the development and commercialization of our 190 microgram fluocinolone acetonide intravitreal implant in applicator under Ocumension’s own branded label in China, East Asia, and the Western Pacific, in exchange for a nonrefundable upfront payment of $10.0 million and aggregated potential sales milestone payments of up to $89.0 million upon achievement by the Ocumension subsidiary of specified amounts of net sales of the licensed product in in the future. We recognized $11.0 million in license revenue from the Ocumension transaction (including the value of a warrant subscription agreement, which we received as consideration, to purchase 1,000,000 shares of Ocumension Therapeutics during a period of four years), in accordance with ASC 606, Revenue from Contracts with Customers, with the remaining approximate $300,000 in consideration received classified as deferred revenue that will be recognized over the remaining term of the license agreement once Ocumension begins to sell products. Revenue from the Ocumension License Agreement is included within net revenue in the accompanying condensed consolidated statements of operations; and

•a Share Purchase Agreement with Ocumension, pursuant to which we offered and sold to Ocumension 1,144,945 shares of our common stock at a purchase price of $8.734044 per share, or $10.0 million in total.

For more information about the Ocumension transaction, see our Current Report on Form 8-K filed with the SEC on April 14, 2021.

Change in Operating Segments

During the first quarter of 2021, the Chief Executive Officer (CEO), who is the chief operating decision maker (CODM), changed the manner in which the CODM monitors performance, aligns strategies and allocates resources, which resulted in a change in the operating segments. Our operations are now managed as three operating segments: U.S., International and Operating Cost. We determined that each of these operating segments represented a reportable segment. Previously, we were managed as two operating segments: U.S. and International. You can find financial information about our business segments below in “- Results of Operations - Segment Review” and (b) Note 19 of the accompanying consolidated financial statements.

Results of Operations - Year ended December 31, 2021 compared to year ended December 31, 2020

	Years Ended December 31,
	2021	2020
	(In thousands, except share and per share data)
REVENUE:
PRODUCT REVENUE, NET	$47,981	$50,820
LICENSE REVENUE	11,048	—
NET REVENUE	59,029	50,820
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(7,030)	(6,941)
GROSS PROFIT	51,999	43,879

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	13,778	9,668
GENERAL AND ADMINISTRATIVE EXPENSES	12,774	11,652
SALES AND MARKETING EXPENSES	23,069	20,384
DEPRECIATION AND AMORTIZATION	2,579	2,676
OPERATING EXPENSES	52,200	44,380
LOSS FROM OPERATIONS	(201)	(501)

INTEREST EXPENSE AND OTHER	(5,413)	(5,380)
UNREALIZED FOREIGN CURRENCY GAIN (LOSS), NET	416	474
EXTINGUISHMENT OF DEBT	1,792	—
CHANGE IN FAIR VALUE OF WARRANT ASSET	(528)	—
NET LOSS BEFORE TAXES	(3,934)	(5,407)
BENEFIT (PROVISION) FOR TAXES	(438)	68
NET LOSS	(4,372)	(5,339)
NET LOSS PER SHARE — Basic and diluted (Note 2)	$(0.66)	$(1.04)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	6,595,237	5,117,656

Revenue

Net revenue increased by approximately $8.2 million, or 16%, to approximately $59.0 million for 2021, compared to approximately $50.8 million for 2020. The 2021 increase was primarily attributable to (a) the $11.0 million of recognized license revenue from our transactions with Ocumension and (b) the recognition of $1.0 million of deferred revenue associated with the termination of our Canadian distribution agreement with Knight Therapeutics.

Cost of Goods Sold, Excluding Depreciation and Amortization, and Gross Profit

Gross profit is affected by costs of goods sold, which includes costs of manufactured goods sold and royalty payments to EyePoint under the New Collaboration Agreement. Additionally, cost of goods sold by our international distributors fluctuates depending on the revenue share attributable to the respective contract.

Cost of goods sold, excluding depreciation and amortization increased by approximately $100,000, or 1%, to approximately $7.0 million for 2021, compared to approximately $6.9 million for 2020. The increase was primarily attributable to our increased royalty expense payable on net revenue associated with a change in the net effective royalty rate from 4% in 2020 to 5.2% in 2021.

Gross profit increased by approximately $8.1 million, or 18%, to approximately $52.0 million for 2021, compared to approximately $43.9 million for 2020. Gross margin was 88% and 86% for 2021 and 2020, respectively. While the license revenue we recognized had no product cost of goods sold associated with it, we did have additional royalty expense that reduced our total gross margin for 2021.

Research, Development and Medical Affairs Expenses

Currently, our research, development and medical affairs expenses are primarily focused on activities that support ILUVIEN and include salaries and related expenses for research and development and medical affairs personnel, expenses related to clinical trials including the NEW DAY Study, and expenses tied to physician engagement by our medical sciences liaisons. Our research, development and medical affairs expenses also include costs related to symposia development for physician education, and costs related to compliance with FDA, EEA or other regulatory requirements.

Research, development and medical affairs expenses increased by approximately $4.1 million, or 42%, to approximately $13.8 million for 2021, compared to approximately $9.7 million for 2020. The increase was primarily attributable to increases of (a) approximately $2.8 million of administration costs associated with clinical trials, primarily consisting of costs associated with the NEW DAY Study; (b) $740,000 in personnel costs; (c) $720,000 in consultant costs; and (d) $320,000 in scientific communications costs. These increases were offset somewhat by a decrease of approximately $430,000 in drug safety and quality department project costs.

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

General and administrative expenses increased by approximately $1.1 million, or 9%, to approximately $12.8 million for 2021, compared to approximately $11.7 million for 2020. The increase was primarily attributable to increases of approximately $970,000 in personnel costs, including increased headcount, and $430,000 in legal and professional fees.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of compensation for employees for commercial promotion of ILUVIEN, including the assessment of the commercial opportunity, development of market awareness, pursuit of reimbursement approval and commercialization generally, including launch plans in new markets. Other costs include third party service fees, professional fees associated with developing marketing strategies for ILUVIEN and maintaining public relations.

Sales and marketing expenses increased by approximately $2.7 million, or 13%, to approximately $23.1 million for 2021, compared to approximately $20.4 million for 2020. The increase was primarily attributable to increases of (a) approximately $1.6 million of personnel costs, including expenses associated with increased headcount, and additional travel expenses as our sales force began to return to pre-pandemic travel levels in 2021; and (b) $1.1 million in marketing costs, including costs for patient brand-awareness campaigns.

Operating Expenses

As a result of the changes in expenses described above, total operating expenses increased by approximately $7.8 million, or 18%, to approximately $52.2 million for 2021, compared to approximately $44.4 million for 2020. The increase was attributable to increases of approximately $4.1 million in research, development and medical affairs expenses, $2.7 million in sales and marketing expenses and $1.1 million in general and administrative expenses and as described above.

Interest Expense and Other

Interest expense consists primarily of interest and amortization of deferred financing costs and debt discounts associated with our outstanding debt under the 2019 Loan Agreement. Interest income consisted primarily of interest earned on our cash, cash equivalents and investments.

Interest expense and other was approximately $5.4 million for both 2021 and 2020. Interest expense consisted primarily of interest and amortization of deferred financing costs and debt discounts associated with our outstanding debt under the 2019 Loan Agreement. For more detailed information, see Note 12 of our notes to consolidated financial statements below.

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

Weighted average shares outstanding increased by approximately 1.5 million shares to approximately 6.6 million for 2021 compared to approximately 5.1 million for 2020. The increase was primarily attributable to an increase in our common shares outstanding, including the issuance of 1,144,945 common shares in accordance with the Share Purchase Agreement with Ocumension in April 2021.

Results of Operations - Segment Review

The following selected unaudited financial and operating data are derived from our consolidated financial statements. The results and discussions that follow reflect how executive management monitors the performance of our reporting segments.

Our U.S. and International segments represent the sales and marketing, general and administrative and research and development activities dedicated to the respective geographies. The Operating Cost segment primarily represents the general and administrative and research and development activities not specifically associated with the U.S. or International segments and includes expenses such as executive management; information technology administration and support; legal; compliance; clinical studies; and business development. In monitoring performance, aligning strategies and allocating resources, our CODM manages and evaluates our U.S., International and Operating Cost segments based on segment income or loss from operations adjusted for certain non-cash items, such as stock-based compensation expense and depreciation and amortization. Therefore, we classify within Other (a) the non-cash expenses included in research, development and medical affairs expenses; general and administrative expenses; and sales and marketing expenses; and (b) depreciation and amortization.

Each of our U.S., International and Operating Cost segments is separately managed and is evaluated primarily upon segment income or loss from operations. Other is presented to reconcile to our consolidated totals. For that reconciliation, please see Note 19 of the accompanying consolidated financial statements. We do not report balance sheet information by segment because our CODM does not review that information. We allocate certain operating expenses among our reporting segments based on activity-based costing methods. These activity-based costing methods require us to make estimates that affect the amount of each expense category that is attributed to each segment. Changes in these estimates will directly affect the amount of expense allocated to each segment and therefore the operating profit of each reporting segment.

U.S. Segment

	Years Ended December 31,
	2021	2020
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$26,740	$24,809

LICENSE REVENUE	—	—
NET REVENUE	26,740	24,809
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(3,298)	(2,858)
GROSS PROFIT	23,442	21,951

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	3,628	3,137
GENERAL AND ADMINISTRATIVE EXPENSES	969	924
SALES AND MARKETING EXPENSES	15,348	13,784
OPERATING EXPENSES	19,945	17,845
SEGMENT INCOME FROM OPERATIONS	$3,497	$4,106

U.S. Segment - Year ended December 31, 2021 compared to year ended December 31, 2020

Net Revenue. Net revenue increased by approximately $1.9 million, or 8%, to approximately $26.7 million for 2020, compared to approximately $24.8 million for 2020. The increase was primarily attributable to our end user demand, which increased 7% in 2021 to 3,287 units compared to 3,075 units for 2020.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by approximately $400,000, or 14%, to approximately $3.3 million for 2021 compared to approximately $2.9 million for 2020. The increase was attributable to our increased royalty percentage payable to EyePoint, which increased from 4% in 2020 to 5.2% in 2021 and our increased product demand.

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $500,000, or 16%, to approximately $3.6 million for 2021, compared to approximately $3.1 million for 2020. The increase was primarily attributable to an increase in scientific communication costs and travel-related costs.

General and administrative expenses. General and administrative expenses decreased by approximately $50,000, or 5%, to approximately $970,000 for 2021, compared to approximately $920,000 for 2020. The decrease was primarily attributable to decreases in costs related to professional fees and insurance costs.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $1.5 million, or 11%, to approximately $15.3 million for 2021, compared to approximately $13.8 million for 2020. The increase was primarily attributable to increases of (a) approximately $1.1 million of personnel costs, including salary expenses associated with increased headcount, and travel expenses as our sales force was able to regain access to customers as we began to come out of the COVID-19 pandemic; and (b) $610,000 in marketing costs, including an investment in our direct to patient marketing campaign and costs for projects targeted at regaining engagement with our customers.

International Segment

	Years Ended December 31,
	2021	2020
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$21,241	$26,011
LICENSE REVENUE	11,048	—
NET REVENUE	32,289	26,011
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(3,732)	(4,083)
GROSS PROFIT	28,557	21,928

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	4,197	2,996
GENERAL AND ADMINISTRATIVE EXPENSES	1,322	1,481
SALES AND MARKETING EXPENSES	6,953	5,790
OPERATING EXPENSES	12,472	10,267
SEGMENT INCOME FROM OPERATIONS	$16,085	$11,661

International Segment - Year ended December 31, 2021 compared to year ended December 31, 2020

Net Revenue. Net revenue, consisting of both product and licensing revenue, increased by approximately $6.3 million, or 24%, to approximately $32.3 million for 2021, compared to approximately $26.0 million for 2020, which consisted of only product revenue. International net revenue in 2021 was composed of $21.3 million of net product revenue and $11.0 million in license revenue from the Ocumension transaction. The 2021 decrease in product revenue was primarily due to our international distributor partners purchasing inventory in late 2020, which they did not sell to end users until mid-2021 because of the ongoing pandemic.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization decreased by approximately $400,000, or 10%, to approximately $3.7 million for 2021, compared to approximately $4.1 million for 2020. The decrease was primarily attributable to lower sales to our international distributors. This decrease was offset by our increased royalty expense payable to EyePoint, which increased from 4% in 2020 to 5.2% in 2021, which was applicable to all revenue.

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $1.2 million, or 40%, to approximately $4.2 million for 2021, compared to approximately $3.0 million for 2020. The increase was primarily attributable to increases of approximately $440,000 in consultant costs including pharmacovigilance consultants, $350,000 in medical consulting associated with our launch in the Nordic region and $380,000 in personnel costs.

General and administrative expenses. General and administrative expenses decreased by approximately $200,000, or 13%, to approximately $1.3 million for 2021, compared to approximately $1.5 million for 2020. The decrease was primarily attributable to decreased expenses associated with logistics costs and VAT expense in Europe.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $1.2 million, or 21%, to approximately $7.0 million for 2021, compared to approximately $5.8 million for 2020. The increase was primarily attributable to increases of approximately $660,000 in personnel costs associated with increased headcount, $480,000 in marketing costs tied to digital marketing projects, and $230,000 in market access costs targeted at market research and improving reimbursement.

Operating Cost Segment

	Years Ended December 31,
	2021	2020
	(In thousands)
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	$5,850	$3,386
GENERAL AND ADMINISTRATIVE EXPENSES	9,828	8,378
SALES AND MARKETING EXPENSES	529	489
OPERATING EXPENSES	16,207	12,253
SEGMENT LOSS FROM OPERATIONS	$(16,207)	$(12,253)

Operating Cost Segment - Year ended December 31, 2021 compared to year ended December 31, 2020

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $2.6 million, or 79%, to approximately $5.9 million for 2021, compared to approximately $3.3 million for 2020. The increase was primarily attributable to an increase of approximately $2.7 million of administration costs associated with clinical trials, primarily consisting of costs associated with the NEW DAY Study.

General and administrative expenses. General and administrative expenses increased by approximately $1.4 million, or 17%, to approximately $9.8 million for 2021, compared to approximately $8.4 million for 2020. The increase was primarily attributable to increases of approximately $1.1 million in personnel costs which included increased headcount, and $480,000 in professional fees.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $40,000, or 8%, to approximately $530,000 for 2021, compared to approximately $490,000 for 2020. These costs are tied to executive management of our global sales and marketing.

Other

	Years Ended December 31,
	2021	2020
	(In thousands)
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	$103	$149
GENERAL AND ADMINISTRATIVE EXPENSES	655	869
SALES AND MARKETING EXPENSES	239	321
DEPRECIATION AND AMORTIZATION	2,579	2,676
OPERATING EXPENSES	3,576	4,015
SEGMENT LOSS FROM OPERATIONS	$(3,576)	$(4,015)

Other - Year ended December 31, 2021 compared to year ended December 31, 2020

In monitoring performance, aligning strategies and allocating resources, our CODM manages and evaluates our U.S., International and Operating Cost segments based on segment income or loss from operations adjusted for certain non-cash items, such as stock-based compensation expense and depreciation and amortization. Therefore, we classify within Other (a) the non-cash expenses included in research, development and medical affairs expenses, general and administrative expenses, and sales and marketing expenses; and (b) depreciation and amortization.

Operating expenses. Operating expenses in Other decreased by approximately $400,000, or 10%, to $3.6 million for 2021, compared to approximately $4.0 million for 2020. This decrease was primarily attributable to a decrease in global stock-based compensation expenses.

Depreciation and amortization. Depreciation and amortization was approximately $2.6 million for 2021 and approximately $2.7 million for 2020.

Liquidity and Capital Resources

Overview

Since inception, we have incurred recurring losses, negative cash flow from operations and have accumulated a deficit in stockholders’ equity of $397.3 million as of December 31, 2021. As of December 31, 2021, we had approximately $16.5 million in cash and cash equivalents. In April 2021 we received a total of $20.0 million in cash from the Ocumension transaction described above. We are using these funds to continue to commercialize ILUVIEN, to fund our NEW DAY clinical trial and for general corporate purposes, which may include working capital, capital expenditures, other clinical trial expenditures, acquisitions of new technologies, products or businesses in ophthalmology, and investments.

As noted above in Part I, Item 1, “Business – The COVID-19 Pandemic and Our Steps to Address the Effects on our Business,” the unprecedented events of the COVID-19 pandemic, and its unpredictable duration, in the regions where we have customers, employees and distributors have had an adverse effect on our sales of ILUVIEN and thus on our net revenues and capital resources. The extent and duration of that impact is uncertain.

Since January 2020, we have funded our operations through:

(a)cash received from our sales;

(b)net proceeds of the loans that we obtained in December 2019 and February 2020 from a group of lenders led by SLR Investment Corp. (formerly named Solar Capital Ltd.) under a $45.0 million loan and security agreement (the 2019 Loan Agreement);

(c)an approximately $1.8 million loan (the PPP Loan) we obtained in April 2020 under the Paycheck Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, which was forgiven in its entirety, including interest on April 16, 2021; and

(d)the $20.0 million in funds we obtained in April 2021 as a result of the Ocumension transaction.

The 2019 Loan Agreement does not include a revolving loan feature and has been fully advanced by the lenders. We currently have no additional borrowing capacity, and the 2019 Loan Agreement generally prohibits any additional debt unless we obtain the prior consent of the lenders.

Indebtedness

Loans from SLR Investment Corp. (SLR, formerly known as Solar Capital Ltd. until February 2021). On January 5, 2018, we entered into a $40.0 million loan and security agreement with SLR, as Collateral Agent, and the parties signatory thereto from time to time as Lenders, including SLR in its capacity as a lender (the 2018 Loan Agreement). On December 31, 2019, we refinanced the 2018 Loan Agreement by entering into a $45.0 million loan and security agreement (the 2019 Loan Agreement) with SLR, as Agent, and the parties signing the loan agreement from time to time as Lenders, including SLR in its capacity as a Lender (collectively, the Lenders). Under the 2019 Loan Agreement, we borrowed $42.5 million on December 31, 2019 and borrowed the remaining $2.5 million on February 21, 2020. The two borrowings under the 2019 Loan Agreement totaled $45.0 million and are referred to as the SLR Loan. The SLR Loan matures on July 1, 2024. We used the initial proceeds of the SLR Loan to pay off the outstanding loan under the 2018 Loan Agreement, along with related prepayment, legal and other fees and expenses totaling approximately $2.3 million, which included $2.2 million in fees to SLR. We used the remaining proceeds of the SLR Loan to provide additional working capital for general corporate purposes during 2020 and the first half of 2021.

On May 1, 2020, we entered into a First Amendment to the 2019 Loan Agreement (the First Amendment). The First Amendment included revised covenants that applied to our financial performance during 2020, all of which we met. The First Amendment, among other things, required that a minimum revenue covenant be measured at March 31, 2021 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of our projected revenues in accordance with a plan we submitted to Agent in February 2021, with such plan to be approved by our board of directors (the Board) and Agent in its sole discretion.

On March 30, 2021, we entered into a Second Amendment to the 2019 Loan Agreement (the Second Amendment), which, among other things:

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

On February 22, 2022, we entered into a Third Amendment to the 2019 Loan Agreement (the Third Amendment), which, among other things:

(a)specified the minimum revenue amount, calculated on a trailing six-month basis and tested at the end of each calendar quarter in 2022, that Alimera must achieve for each such period (the Revenue Covenant);

(b)consented to Alimera maintaining a lower minimum revenue amount under the Revenue Covenant for the trailing six month period ended December 31, 2021 than previously required under the Loan Agreement (and waived any event of default that may have occurred or may be deemed to have occurred as a result of Alimera’s lower revenue amount for that period); and

(c)required that the Revenue Covenant be tested at March 31, 2023 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of Alimera’s projected revenues in accordance with an annual plan submitted by Alimera to Collateral Agent by January 15 of such year, such plan to be thereafter approved by Alimera’s board of directors and Collateral Agent in its sole discretion no later than February 28 of such year.

Interest on the 2019 Loan Agreement is payable at the greater of (i) one-month LIBOR or (ii) 1.78%, in either case plus 7.65% per annum. As of December 31, 2021, the 2019 Loan Agreement’s interest rate was 9.43%. The 2019 Loan Agreement provides for interest only payments until January 1, 2023. If we meet certain revenue thresholds and no event of default shall have occurred and is continuing, we can extend the interest only period an additional six months, ending on June 30, 2023, followed by one year of monthly payments of principal and interest.

The Federal Reserve recently raised interest rates to combat the effects of inflation and has announced that it expects to continue to do so in the future. An increase in LIBOR (or a successor interest rate) would increase our interest costs. For example, a 1.0% increase in the interest rate under the 2019 Loan Agreement above the interest rate that applied to us as of December 31, 2021 (9.43%) would increase our interest expense by approximately $456,000 per year and reduce our liquidity and capital resources by that amount. A more significant increase could materially and adversely affect our results of operations and our ability to pay amounts due under the 2019 Loan Agreement.

Our operations and thus our net product revenues have continued to be adversely affected by the COVID-19 pandemic. During each of the six-month periods ended September 30, 2021 and December 31, 2021, we did not generate sufficient revenue to meet the trailing six-month Revenue Covenant included in the 2019 Loan Agreement. As noted above, for each such six-month period, the lenders provided a consent that permitted us not to maintain the Revenue Covenant as of September 30, 2021 and December 31, 2021, respectively, and waived any event of default that may have occurred or may have been deemed to have occurred. We expect to comply with the Revenue Covenant at the next reportable date, which is March 31, 2022, and throughout 2022. However, due to the remaining uncertainty surrounding the COVID-19 pandemic it is possible that we will fail to comply with the Revenue Covenant. If we fail to comply with the Revenue Covenant and the lenders do not provide a consent and waiver, acceleration of the maturity of the loan is one of the remedies available to the lenders. If the lenders accelerate the maturity of the loan, we would be forced to find alternative financing or enter into an alternative agreement with the lenders. We cannot be sure that alternative financing will be available when needed or that, if available, the alternative financing could be obtained on terms that are not significantly detrimental to us or our stockholders. See the risk factor related to the 2019 Loan Agreement in Part I, Item 1A above.

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

$20.0 million Ocumension Transaction

On April 14, 2021, we entered into a Share Purchase Agreement with Ocumension Therapeutics, pursuant to which we offered and sold to Ocumension 1,144,945 shares of our common stock, at a purchase price of $8.734044 per share. The number of shares sold was equal to 19.9% of the number of shares of common stock outstanding immediately before the closing. The aggregate gross proceeds from the sale of the shares were $10.0 million. In addition, we received a nonrefundable upfront license payment of $10.0 million pursuant to the Ocumension License Agreement. Under that agreement, we granted an exclusive license for the development and commercialization of our 190 microgram fluocinolone acetonide intravitreal implant in applicator under Ocumension’s own branded label in China, East Asia and the Western Pacific. For more information about the Ocumension transaction, see “Transactions with Ocumension Therapeutics” above and our Current Report on Form 8-K filed with the SEC on April 14, 2021.

Current Cash Position

As of December 31, 2021, we had approximately $16.5 million in cash and cash equivalents, a decrease of $5.0 million from the $21.5 million in cash and cash equivalents that we reported as of September 30, 2021 but an increase from the $11.2 million in cash and cash equivalents we reported as of December 31, 2020. In April 2021, we received gross proceeds of $20.0 million in cash from the Ocumension transaction described above. We may need to raise additional capital to fund our business strategy, including the continued commercialization of ILUVIEN and the retention and in certain areas, the expansion, of our current employees and staff. The actual amount of funds that we may need will depend on many factors, some of which are beyond our control. See Part I, Item 1, “Business – The COVID-19 Pandemic and Our Steps to Address its Effects on Our Business” for an explanation of how we are seeking to mitigate the impact of the pandemic on our financial position and operations.

We cannot be sure that additional financing will be available when needed or that, if available, the additional financing could be obtained on terms that are not significantly detrimental to us or our stockholders. If we were to raise additional funds by issuing equity securities, substantial dilution to existing stockholders could result, and the terms of any new equity securities may have a preference over our common stock. If we were to attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining those agreements, or in receiving milestone or royalty payments under them. If we were to attempt to raise additional funds through debt financing, we would be required to obtain the permission or participation of SLR, which we might not be able to obtain. Our recurring losses and any potential needs to raise capital create substantial doubt about our ability to continue as a going concern for the next 12 months following the issuance of the financial statements for the filing of this Annual Report on Form 10-K.

Sources and Uses of Cash in 2021 and 2020

For 2021, net cash used in our operations was approximately $3.2 million. The cash used in our operations was primarily due to our net loss of $4.4 million, a $2.2 million increase in accounts receivable, a gain on extinguishment of debt of $1.8 million, $970,000 of non-cash consideration received as revenue, a decrease of $750,000 in long-term liabilities and $420,000 of unrealized foreign currency gains. These cash decreases were offset by $2.6 million of non-cash depreciation and amortization, a $2.0 million increase in accounts payable, accrued expenses and other current liabilities, $1.0 million of non-cash stock-based compensation expense, $960,000 of non-cash interest expense associated with the amortization of our debt discount and a $530,000 change in fair value of warrant asset.

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

For 2021, net cash used in our investing activities was approximately $620,000, which was primarily due to capital expenditures associated with relocating our U.S. headquarters and purchases of new IT equipment.

For 2020, net cash used in our investing activities was approximately $620,000, which was primarily due to capital expenditures associated with the transfer of manufacturing to the facility at Cadence.

For 2021, net cash provided by our financing activities was approximately $9.8 million, which was primarily due to $10.1 million of proceeds from the issuance of common stock, including the $10.0 million common stock sale to Ocumension, offset by $220,000 of payments of finance lease obligations.

For 2020, net cash provided by our financing activities was approximately $3.9 million, which was primarily due to borrowing the remaining $2.5 million under the 2019 Loan Agreement and receiving the $1.8 million PPP Loan, offset by $430,000 of payments of finance lease obligations.

Contractual Obligations and Commitments

2019 Loan Agreement. The outstanding loan under the 2019 Loan Agreement (the SLR Loan) provides for interest only payments until January 1, 2023. If we meet certain revenue thresholds and no event of default shall have occurred and is continuing, we can extend the interest only period an additional six months, ending on June 30, 2023, followed by one year of monthly payments of principal and interest until the SLR Loan matures on July 1, 2024. Assuming we will be entitled to this six month extension of the interest only period, we estimate that we will be obligated to pay to the Lenders $45.0 million in loan principal and approximately $9.0 million in interest through July 1, 2024 at the current rate of 9.43% per annum (which may be higher as noted above).

The NEW DAY Study. In January 2020, we began entering into agreements with contract research organizations (CROs) and physician clinics in connection with a multicenter, single masked, randomized and controlled trial designed to generate prospective data evaluating ILUVIEN as a baseline therapy in the treatment of DME and demonstrate its advantages over the current standard of care of repeat anti-VEGF injections (the NEW DAY Study). The NEW DAY Study is planned to enroll approximately 300 treatment-naïve, or almost naïve, DME patients in approximately 42 sites around the U.S. For 2021 and 2020, we incurred approximately $3.8 million and $1.3 million, respectively, of expense associated with the NEW DAY Study. In connection with the NEW DAY Study, we expect to incur approximately an additional $6.3 million, $5.5 million and $1.0 million of expense in 2022, 2023, and 2024, respectively.

Manufacturing Services Agreement with Alliance. In February 2016, we and Alliance Medical Products Inc., a Siegfried Company (Alliance), a third-party manufacturer, amended and restated the parties’ existing agreement for the manufacture of the ILUVIEN implant, the assembly of the ILUVIEN applicator and the packaging of the completed ILUVIEN commercial product. Under the amended and restated Alliance agreement, its term was extended by five years, at which point the agreement became automatically renewable for successive one-year periods unless either party delivers notice of non-renewal to the other party at least 12 months before the end of the term or any renewal term. We are responsible for supplying the ILUVIEN applicator and the active pharmaceutical ingredient, and we must order at least 80% of the ILUVIEN units required in the U.S., Canada and the EEA from Alliance.

Manufacturing Services Agreement with Cadence. On October 30, 2020, we entered into a Manufacturing Services Agreement (the Cadence Agreement) with Cadence, Inc., for the manufacture of certain component parts of the ILUVIEN applicator (the components) at its facility near Pittsburgh, Pennsylvania. Under the Cadence Agreement, we will pay certain per-unit prices based on regularly scheduled shipments of a minimum number of components. The initial term of the Cadence Agreement expires on October 30, 2025. After the expiration of the initial term, the Cadence Agreement will automatically renew for separate but successive one-year terms unless either party provides written notice to the other party that it does not intend to renew the Cadence Agreement at least 24 months before the end of the term. The Cadence Agreement may be terminated by either party under certain circumstances. To date, we have been in the process of transferring the manufacturing of parts to Cadence and have spent cash resources to purchase new equipment, to update clean room facilities and to assist in the regulatory approval process. In connection with the Cadence Agreement, we expect to be invoiced approximately $650,000 in each of 2022 and 2023.

Critical Accounting Policies and Critical Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. For a description of the accounting policies are the most critical to understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use to prepare our consolidated financial statements, see Note 2 of the accompanying consolidated financial statements.

Revenue Recognition

Net Product Revenue

We sell our products to major pharmaceutical distributors, pharmacies, hospitals and wholesalers (collectively, our Customers). In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of our products. All of our current contracts have a single performance obligation, as the promise to transfer the individual goods is not separately identifiable from other promises in the contracts and is, therefore, not distinct.

We recognize revenues from product sales when the Customer obtains control, typically upon delivery. We accrue for fulfillment costs when the related revenue is recognized. Taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues.

License Revenue

We enter into agreements in which we license certain rights to our products to partner companies that act as distributors. The terms of the license agreement may include payment to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments at a point in time, typically upon fulfilling the delivery of the associated intellectual property to the customer.

Contracts that contain multiple performance obligations require an allocation of the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. We determine standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions related to the performance obligations.

We will recognize sales-based milestone payments as revenue upon the achievement of the cumulative sales amount specified in the contract in accordance with ASC 606. For those milestone payments which are contingent on the occurrence of particular future events, we determine that these need to be considered for inclusion in the calculation of total consideration from the contract as a component of variable consideration using the expected value method. As such, we assess each milestone to determine the probability of and substance behind achieving each milestone. Given the inherent uncertainty associated with these future events, we will not recognize revenue from such milestones until there is a high probability of occurrence, which typically occurs near or upon achievement of the event.

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

Our deferred tax assets primarily consist of net operating loss (NOL) carry-forwards. As of December 31, 2021, we had federal NOL carry-forwards of approximately $143.2 million and state NOL carry-forwards of approximately $106.7 million, respectively, subject to further limitation based upon the final results of our analyses under Internal Revenue Code Sections 382 and 383. Except for the NOLs generated after 2017, the U.S. federal NOLs not fully utilized will expire at various dates between 2029 and 2037; most state NOL carry-forwards will expire at various dates between 2021 and 2041. Under the Tax Cuts and Jobs Act of 2017, U.S. federal NOLs and some state NOLs generated after 2017 will carry forward indefinitely.

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

We considered our income tax positions for uncertainty in accordance with ASC 740. The balance of unrecognized tax benefits as of December 31, 2021 and December 31, 2020 are approximately $88,000 and $65,000, respectively. Both balances relate to research and development tax credits. In accordance with ASC 740-10, such attributes are reduced to the amount that is expected to be recognized in the future. We do not accrue interest or penalties, as there is no risk of additional tax liability due to significant NOLs available. We do not expect any decreases to the unrecognized tax benefits within the next twelve months due to any lapses in statute of limitations. Tax years from 2018 to 2020 remain subject to examination in California, Georgia, Kentucky, New Jersey, Tennessee, Texas and on the federal level, provided that assessment of NOL carry-forwards available for use can be examined for all years since 2009. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which we use the NOLs.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established to facilitate off-balance sheet arrangements (as that term is referenced in Instruction 8 to Item 303(b) of SEC Regulation S-K) or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related consolidated financial statement schedules required to be filed are indexed on page 56 and are incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2021, based on criteria for effective internal control over financial reporting established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our executive officers will be presented under the caption “Executive Officers” in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021 (the 2022 Proxy Statement) and is incorporated herein by reference.

The information required by this item regarding our directors will be presented under the caption “Proposal 1: Election of Directors” in our 2022 Proxy Statement and is incorporated herein by reference.

With regard to the information required by this item regarding compliance with Section 16 of the Exchange Act of 1934, as amended, we will provide disclosure of delinquent Section 16(a) reports, if any, under the caption “Security Ownership of Certain Beneficial Owners and Management - Delinquent Section 16(a) Reports” in our 2022 Proxy Statement and such disclosure, if any, is incorporated herein by reference.

The information required by this item regarding our audit committee will be presented under the caption “Corporate Governance - Board Committee - Audit Committee” in our 2022 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our code of ethics will be presented under the caption “Corporate Governance - Code of Business Conduct” in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation will be presented under the caption “Executive Compensation” in our 2022 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding director compensation will be presented under the caption “Corporate Governance - Director Compensation” in our 2022 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our compensation committee will be presented under the caption “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership and certain beneficial owners and management will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2022 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2021, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under (a) existing awards under our 2010 Equity Incentive Plan (2010 Plan), and (b) existing and future awards under our 2019 Omnibus Incentive Plan (2019 Plan). The following table also provides information, as of December 31, 2021, with respect to shares of our common stock that we may sell to our employees under our 2010 Employee Stock Purchase Plan (ESPP).

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

(1)Of these shares, 681,501 were subject to stock options then outstanding under the 2010 Plan, 394,294 were subject to stock options then outstanding under the 2019 Plan, and 46,250 were outstanding but unvested shares of restricted stock then outstanding under the 2019 Plan.

(2)Represents 1,019,867 shares of common stock available for issuance under our 2019 Plan and 10,083 shares of common stock available for issuance under our ESPP. No shares are available for future issuance under the 2010 Plan. In addition, our ESPP provides for annual increases in the number of shares available for issuance thereunder equal to such number of shares necessary to restore the number of shares reserved thereunder to 32,961 shares of our common stock. As such, on January 1, 2022, an additional 22,878 shares became available for future issuance under our ESPP. These additional shares from the annual increase under the ESPP are not included in the table above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related persons transactions will be presented under the caption “Certain Relationships and Related Persons Transactions” in our 2022 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding director independence will be presented under the caption “Corporate Governance - Independent Directors” in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item regarding aggregate fees billed to us by our independent registered public accounting firm’s fees will be presented under the caption “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm - Independent Registered Public Accounting Firm’s Fees” in our 2022 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our audit committee’s pre-approval policies and procedures will be presented under the caption “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm - Pre-Approval Policies and Procedures of the Audit Committee” in our 2022 Proxy Statement and is incorporated herein by reference.

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

ITEM 16. FORM 10-K SUMMARY

None.

ALIMERA SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Alimera Sciences, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Alimera Sciences, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company has incurred recurring losses, negative cash flows from operations, and has an accumulated deficit of $397,281,000 as of December 31, 2021. These conditions, along with the other matters as set forth in Note 5, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Debt Covenant Compliance – Revenue Estimation

As described further in Note 5 to the consolidated financial statements, the Company must maintain compliance with a financial debt covenant within its loan and security agreement. The covenant, a trailing six-month net revenue covenant, is measured quarterly. During each of the six-month periods ended September 30, 2021 and December 31, 2021, the Company did not generate sufficient revenue to meet the trailing six-month debt covenant requirement included in its loan and security agreement. The Company expects to comply with its trailing six-month revenue covenant, measured quarterly, through fiscal year 2022. We identified the Company’s estimates of revenue to assess expected covenant compliance with the trailing six-month revenue covenant, measured quarterly, as a critical audit matter.

The principal consideration for our determination that the estimates of revenue used in the assessment of debt covenant compliance is a critical audit matter is the estimates of revenue have a higher risk of estimation uncertainty. The estimation uncertainty and subjectivity in assessing revenue estimates resulted in the need for auditor judgement to determine if the estimates were determined utilizing a reasonable basis and that the estimates of revenue resulted in a projected revenue amount that supports an assessment that it is reasonably possible the Company would maintain covenant compliance, on a quarterly basis, with its trailing six-month revenue covenant.

Our audit procedures related to testing the estimates of revenue to assess debt covenant compliance included the following, among others.

•We tested fiscal year 2022 year to date revenue transactions, obtained purchase orders from customers to support forecasted revenues, and tested the process to develop the revenue estimates using the historical experience of the Company, and expectations of revenue generation for the next fiscal year.

•We performed various sensitivity analyses over the estimate of revenue prepared by management to assess projected debt covenant compliance.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2012.

Atlanta, Georgia

March 23, 2022

ALIMERA SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

	December 31,
	2021	2020
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$16,510	$11,208
Restricted cash	34	34
Accounts receivable, net	19,128	17,200
Prepaid expenses and other current assets	3,809	3,718
Inventory (Note 6)	2,679	2,746
Total current assets	42,160	34,906
NON-CURRENT ASSETS:
Property and equipment, net	2,783	1,638
Right of use assets, net	1,710	720
Intangible asset, net	10,897	12,838
Deferred tax asset	137	753
Warrant asset	833	—
TOTAL ASSETS	$58,520	$50,855
CURRENT LIABILITIES:
Accounts payable	$8,706	$7,461
Accrued expenses (Note 9)	3,617	3,197
Paycheck Protection Program (PPP) loan (Note 12)	—	1,481
Finance lease obligations	269	209
Total current liabilities	12,592	12,348
NON-CURRENT LIABILITIES:
Notes payable (Note 12)	43,080	42,408
Other non-current liabilities	5,453	4,077
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value — 10,000,000 shares authorized at December 31, 2021 and 2020:
Series A Convertible Preferred Stock, 1,300,000 authorized and 600,000 issued and outstanding at December 31, 2021 and 2020; liquidation preference of $24,000 at December 31, 2021 and 2020	19,227	19,227
Common stock, $.01 par value — 150,000,000 shares authorized, 6,935,154 shares issued and outstanding at December 31, 2021 and 5,719,367 shares issued and outstanding at December 31, 2020 (Note 2)	69	57
Additional paid-in capital	377,229	365,830
Common stock warrants	—	370
Accumulated deficit	(397,281)	(392,909)
Accumulated other comprehensive loss — foreign currency translation adjustments	(1,849)	(553)
TOTAL STOCKHOLDERS’ DEFICIT	(2,605)	(7,978)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$58,520	$50,855

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Years Ended December 31,
	2021	2020
	(In thousands, except share and per share data)
REVENUE:
PRODUCT REVENUE, NET	$47,981	$50,820
LICENSE REVENUE	11,048	—
NET REVENUE	59,029	50,820
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(7,030)	(6,941)
GROSS PROFIT	51,999	43,879

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	13,778	9,668
GENERAL AND ADMINISTRATIVE EXPENSES	12,774	11,652
SALES AND MARKETING EXPENSES	23,069	20,384
DEPRECIATION AND AMORTIZATION	2,579	2,676
OPERATING EXPENSES	52,200	44,380
LOSS FROM OPERATIONS	(201)	(501)

INTEREST EXPENSE AND OTHER	(5,413)	(5,380)
UNREALIZED FOREIGN CURRENCY GAIN, NET	416	474
GAIN ON EXTINGUISHMENT OF DEBT	1,792	—
CHANGE IN FAIR VALUE OF WARRANT ASSET	(528)	—
NET LOSS BEFORE TAXES	(3,934)	(5,407)
(PROVISION) BENEFIT FOR TAXES	(438)	68
NET LOSS	(4,372)	(5,339)
NET LOSS PER SHARE — Basic and diluted (Note 2)	$(0.66)	$(1.04)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	6,595,237	5,117,656

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Years Ended December 31,
	2021	2020
	(In thousands)
NET LOSS	$(4,372)	$(5,339)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(1,296)	540
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1,296)	540
COMPREHENSIVE LOSS	$(5,668)	$(4,799)

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

			Series A		Series C					Accumulated
			Convertible		Convertible		Additional	Common		Other
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Stock	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Loss	Total
	(In thousands, except share data)
BALANCE — December 31, 2019	4,965,949	$50	600,000	$19,227	10,150	$11,117	$350,117	$3,707	$(387,570)	$(1,093)	$(4,445)
Issuance of common stock, net issuance costs	76,745	—	—	—	—	—	49	—	—	—	49
Preferred stock conversion	676,673	7	—	—	(10,150)	(11,117)	11,110	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,331	—	—	—	1,331
Expiration of common warrants	—	—	—	—	—	—	3,337	(3,337)	—	—	—
Other	—	—	—	—	—	—	(114)	—	—	—	(114)
Net loss	—	—	—	—	—	—	—	—	(5,339)	—	(5,339)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	540	540
BALANCE — December 31, 2020	5,719,367	57	600,000	19,227	—	—	365,830	370	(392,909)	(553)	(7,978)
Issuance of common stock, net issuance costs	1,223,323	12	—	—	—	—	9,990	—	—	—	10,002
Stock option exercises	6,397	—	—	—	—	—	42	—	—	—	42
Stock-based compensation expense	—	—	—	—	—	—	997	—	—	—	997
Forfeitures of restricted stock	(13,933)	—	—	—	—	—	—	—	—	—	—
Expiration of common warrants	—	—	—	—	—	—	370	(370)	—	—	—
Net loss	—	—	—	—	—	—	—	—	(4,372)	—	(4,372)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(1,296)	(1,296)
BALANCE — December 31, 2021	6,935,154	$69	600,000	$19,227	—	$—	$377,229	$—	$(397,281)	$(1,849)	$(2,605)

See Notes to Consolidated Financial Statements.

ALIMERA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Years Ended December 31,
	2021	2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,372)	$(5,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,579	2,676
Non-cash consideration received as revenue	(973)	—
Unrealized foreign currency transaction gain	(416)	(474)
Amortization of debt discount and deferred financing costs	964	972
Deferred tax expense	610	31
Stock-based compensation expense	997	1,331
Gain on extinguishment of debt	(1,792)	—
Change in fair value of warrant asset	528	—
Changes in assets and liabilities:
Accounts receivable	(2,206)	2,631
Prepaid expenses and other current assets	(404)	(683)
Inventory	(19)	(1,259)
Accounts payable	1,485	106
Accrued expenses and other current liabilities	540	(1,664)
Other long-term liabilities	(745)	(521)
Net cash used in operating activities	(3,224)	(2,193)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(621)	(620)
Net cash used in investing activities	(621)	(620)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	10,084	49
Common stock issuance costs	(82)	—
Proceeds from exercise of stock options	42	—
Issuance of debt	—	4,278
Payment of debt costs	—	(19)
Payments on finance lease obligations	(221)	(426)
Net cash provided by financing activities	9,823	3,882
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(676)	714
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	5,302	1,783
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of year	11,242	9,459
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of year	$16,544	$11,242
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$4,302	$3,927
Cash paid for income taxes	$112	$110
Supplemental schedule of noncash investing and financing activities:
Property and equipment acquired under finance leases	$—	$953
Property and equipment acquired under operating leases	$1,255	$—
Note payable end of term payment accrued but unpaid	$2,125	$2,125

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

The Company presently focuses on diseases affecting the retina, because the Company believes these diseases are not well treated with current therapies and affect millions of people globally. The Company’s only product is ILUVIEN® (fluocinolone acetonide intravitreal implant) 0.19 mg, which has received marketing authorization and reimbursement in 24 countries for the treatment of diabetic macular edema (DME). In the U.S. and certain other countries outside Europe, ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure. In 17 countries in Europe, ILUVIEN is indicated for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. In addition, ILUVIEN has received marketing authorization in 17 European countries, and reimbursement in five countries for the prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment (NIU-PS).

The Company markets ILUVIEN directly in the U.S., Germany, the U.K., Portugal and Ireland. In addition, the Company has entered into various agreements under which distributors are providing or will provide regulatory, reimbursement and sales and marketing support for ILUVIEN in Austria, Belgium, the Czech Republic, France, Italy, Luxembourg, the Netherlands, Spain, Australia, New Zealand and several countries in the Middle East. In addition, the Company has granted an exclusive license to Ocumension Therapeutics for the development and commercialization of the Company’s 0.19mg fluocinolone acetonide intravitreal injection in China, East Asia and the Western Pacific. As of December 31, 2021, the Company has recognized sales of ILUVIEN to its international distributors in the Middle East, Austria, Belgium, Czech Republic, France, Italy, Luxembourg, Spain and the Netherlands.

Effects of the COVID-19 Pandemic

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, and the public at large to limit the COVID-19 pandemic’s spread have had, and the Company expects will continue to have to some degree, certain negative effects on, and present certain risks to, the Company’s business. These limitations and other effects of the COVID-19 pandemic have had an adverse impact on the Company’s revenues beginning late in the first quarter of 2020 and continuing through the fourth quarter of 2021. These factors may continue to adversely impact the Company’s revenue, and the extent and duration of that impact is uncertain, particularly in light of the emergence of COVID-19 variants that may increase the transmissibility of the coronavirus or be more deadly, or both. Depending on the duration of these limitations and the severity and duration of other effects of the COVID-19 pandemic, the Company’s liquidity and financial condition may be adversely affected in the future as well. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the Company’s quarterly financial results, including impairment of intangible assets, the income tax provision and realizability of certain receivables. Should the pandemic intensify, the impact on the Company’s operations could have an adverse effect on the Company’s revenue, financial condition and cash flows.

In response to the COVID-19 pandemic, the Company has implemented measures to mitigate the impact of the pandemic on its financial position and operations. These measures include the following:

•The Company is continuing to monitor the effects of the SARS-CoV-2 variants and to increase its engagement with its customers to mitigate any anticipated loss of revenue in those markets that may be affected.

•The Company is investing in e-marketing and in enhancing its capabilities to conduct meetings virtually as well as in person.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Furthermore, when testing assets for impairment in future periods, if management uses different assumptions or if different conditions occur, impairment charges may result.

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

Cash, Cash Equivalents and Restricted Cash

Cash equivalents include highly liquid investments that are readily convertible into cash and have a maturity of 90 days or less when purchased. Generally, cash, cash equivalents and restricted cash held at financial institutions are in excess of federally insured limits. Cash, cash equivalents and restricted cash were $16,544,000 and $11,242,000 as of December 31, 2021 and 2020, respectively, with approximately 46% and 39% of these balances, respectively, held in U.S.-based financial institutions.

Revenue

See Note 3 for expanded disclosures regarding the Company’s revenues and how the Company accounts for revenue.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generated through sales primarily to major pharmaceutical distributors, pharmacies, hospitals and wholesalers. The Company does not require collateral from its customers for accounts receivable. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, customer types, credit worthiness and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability. A provision for doubtful accounts is charged to operations when management determines the accounts may become uncollectable. The Company writes off accounts receivable when management determines they are uncollectable and credits payments subsequently received on such receivables to bad debt expense in the period received. As of December 31, 2021 and 2020, the Company had no reserve for doubtful accounts. During the twelve months ended December 31, 2021, the Company wrote off less than $10,000 for doubtful accounts. During the twelve months ended December 31, 2020, there were no write-offs for doubtful accounts.

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

Warrant Asset

Based on the terms of the Company’s warrant agreement with Ocumension Therapeutics, the Company has the right to exercise the warrants at its option and classifies it as a non-current asset. The Company recognizes the warrants at fair value and includes any changes in value on the Company’s statement of operations (see Note 11).

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

Impairment

Property and equipment and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment are present, the Company evaluates the carrying amount of such assets in relation to the operating performance and future estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The assessment of the recoverability of assets will be impacted if estimated future operating cash flows are not achieved. The Company recorded no impairment during the years ended December 31, 2021 and 2020.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses were $4,607,000 and $1,295,000 for 2021 and 2020, respectively.

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

Compensation expense is recognized for all share-based awards based on the grant date fair value in accordance with the provisions of the Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 718, Compensation — Stock Compensation (ASC 718). The fair values for the options are estimated at the dates of grant using a Black-Scholes option-pricing model.

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

Foreign Currency Translation

The U.S. dollar is the functional currency of Alimera Sciences, Inc. The Euro is the functional currency for the Company’s subsidiaries operating outside of the U.S.

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

Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either classified as participating or would have been anti-dilutive, were as follows:

	Years Ended December 31,
	2021	2020
Series A convertible preferred stock	601,504	601,504
Common stock warrants	—	30,582
Stock options	1,075,795	939,379
Total	1,677,299	1,571,465

Reporting Segments

See Note 19 for expanded disclosures regarding the Company’s reporting segments and how the Company’s Chief Executive Officer (CEO), who is the chief operating decision maker (CODM), reviews its segments.

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

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This standard simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The standard requires entities to provide expanded disclosures about the terms and features of convertible instruments and amends certain guidance in ASC 260 on the computation of EPS for convertible instruments and contracts on an entity’s own equity. The standard became effective for the Company on January 1, 2022. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this ASU require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022 with early adoption permitted. The Company does not anticipate the adoption of this ASU will have a material impact on its financial statements.

3. REVENUE RECOGNITION

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

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Operating Leases

The Company’s operating lease activities primarily consist of leases for office space in the U.S., the U.K., Ireland, Portugal and Germany. Most of these leases include options to renew, with renewal terms generally ranging from one to eight years. The exercise of lease renewal options is at the Company’s sole discretion. Certain of the Company’s operating lease agreements include variable lease costs that are based on common area maintenance and property taxes. The Company expenses these payments as incurred. The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental balance sheet information as of December 31, 2021 and December 31, 2020 for the Company’s operating leases is as follows:

	December 31,
	2021	2020
	(In thousands)
NON-CURRENT ASSETS:
Right of use assets, net	$1,710	$720
Total lease assets	$1,710	$720

CURRENT LIABILITIES:
Accrued expenses (Note 9)	$220	$405
NON-CURRENT LIABILITIES:
Other non-current liabilities	2,735	438

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total lease liabilities	$2,955	$843

The Company’s operating lease cost for the year ended December 31, 2021 was $512,000 and is included in general and administrative expenses in its consolidated statements of operations.

As of December 31, 2021, a schedule of maturity of lease liabilities under all of the Company’s operating leases is as follows:

Years Ending December 31	(In thousands)
2022	$275
2023	722
2024	693
2025	474
2026	488
Thereafter	1,555
Total	4,207
Less amount representing interest	(1,252)
Present value of minimum lease payments	2,955
Less current portion	(220)
Non-current portion	$2,735

Cash paid for operating leases was $515,000 during the year ended December 31, 2021. The Company obtained right of use assets of approximately $1,255,000 in exchange for operating leases for the year ended December 31, 2021.

As of December 31, 2021, the weighted average remaining lease terms of the Company’s operating leases was 7.0 years. The weighted average discount rate used to determine the lease liabilities was 9.5%. When available, the Company uses the rate implicit in the lease or sublease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate is defined as the rate of interest that the Company would have to pay to borrow, on a collateralized basis and over a similar term, an amount equal to the lease payments in a similar economic environment. In using the Company’s incremental borrowing rate, management has elected to utilize a portfolio approach and apply the rates to a portfolio of leases with similar underlying assets and terms. Upon adoption of the new lease standard, discount rates used for existing leases were established.

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

Supplemental balance sheet information as of December 31, 2021 and December 31, 2020 for the Company’s finance leases is as follows:

	December 31,
	2021	2020
	(In thousands)
NON-CURRENT ASSETS:
Property and equipment, net	$392	$810
Total lease assets	$392	$810

CURRENT LIABILITIES:
Finance lease obligations	$269	$209
NON-CURRENT LIABILITIES:
Finance lease obligations — less current portion	225	514
Total lease liabilities	$494	$723

Depreciation expense associated with property and equipment under finance leases was approximately $396,000 and $404,000 for the years ended December 31, 2021 and 2020, respectively. Interest expense associated with finance leases was $58,000 and $51,000 for the years ended December 31, 2021 and 2020, respectively.

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2021, a schedule of maturity of lease liabilities under finance leases, together with the present value of minimum lease payments, is as follows:

Years Ending December 31	(In thousands)
2022	376
2023	236
Total	612
Less amount representing interest	(118)
Present value of minimum lease payments	494
Less current portion	(269)
Non-current portion	$225

Cash paid for finance leases was $368,000 during the year ended December 31, 2021. No property and equipment was obtained during the year ended December 31, 2021 in exchange for finance leases.

As of December 31, 2021, the weighted average remaining lease terms of the Company’s financing leases was 1.1 years. The weighted average discount rate used to determine the financing lease liabilities was 9.4%. When available, the Company uses the rate implicit in the lease or sublease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate is defined as the rate of interest that the Company would have to pay to borrow, on a collateralized basis and over a similar term, an amount equal to the lease payments in a similar economic environment. In using the Company’s incremental borrowing rate, management has elected to utilize a portfolio approach and applies the rates to a portfolio of leases with similar underlying assets and terms.

5. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To date the Company has incurred recurring losses, negative cash flow from operations and has accumulated a deficit of $397,281,000 from the Company’s inception through December 31, 2021. As of December 31, 2021, the Company had approximately $16,510,000 in cash and cash equivalents. The Company’s ability to achieve profitability and positive cash flow depends on its ability to increase revenue and contain its expenses.

Further, the Company must maintain compliance with the debt covenants of its $45,000,000 Loan and Security Agreement dated December 31, 2019 with SLR and certain other lenders (the 2019 Loan Agreement). (See Note 12.) In management’s opinion, the uncertainty regarding future revenues raises substantial doubt about the Company’s ability to continue as a going concern without access to additional debt and/or equity financing, over the course of the next twelve months.

The Company’s operations and thus its net product revenues have continued to be adversely affected by the COVID-19 pandemic. During each of the six-month periods ended September 30, 2021 and December 31, 2021, the Company did not generate sufficient revenue to meet the trailing six-month revenue covenant included in the 2019 Loan Agreement (the Revenue Covenant). For each such six-month period, the lenders provided a consent that permitted the Company not to maintain the Revenue Covenant as of September 30, 2021 and December 31, 2021, respectively, and waived any event of default that may have occurred or may have been deemed to have occurred. The Company expects to comply with the Revenue Covenant through one year after these financial statements are issued. However, if the Company were unable to comply with the Revenue Covenant at any time over the course of the next year, the lenders have the right to accelerate the maturity of the loan which would raise substantial doubt about the Company’s ability to continue as a going concern without access to alternative debt and/or equity financing, over the course of the next twelve months.

To meet the Company’s future working capital needs, the Company may need to raise additional debt and/or equity financing. While the Company has historically been able to raise additional capital through issuance of equity and/or debt financing, and has implemented a plan to control its expenses to satisfy its obligations due within one year from the date of issuance of these financial statements, the Company cannot guarantee that it will be able to maintain debt compliance, raise additional equity, contain expenses, or increase revenue. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern within one year after these financial statements are issued.

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. INVENTORY

Inventory consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Component parts (1)	$200	$623
Work-in-process (2)	1,416	1,221
Finished goods	1,063	902
Total inventory	$2,679	$2,746

(1)Component parts inventory consisted of manufactured components of the ILUVIEN applicator.

(2)Work-in-process consisted of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing as required by U.S. or EEA regulatory authorities.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Furniture and fixtures	$226	$392
Office equipment	461	547
Finance leases	974	1,117
Software	1,236	1,308
Leasehold improvements	1,380	486
Manufacturing equipment	1,936	1,735
Total property and equipment	6,213	5,585
Less accumulated depreciation and amortization	(3,430)	(3,947)
Property and equipment — net	$2,783	$1,638

Depreciation and amortization expense associated with property and equipment totaled $639,000 and $730,000 for the years ended December 31, 2021 and 2020, respectively.

8. INTANGIBLE ASSET

As a result of the U.S. Food and Drug Administration’s (FDA) approval of ILUVIEN in September 2014, the Company was required to pay in October 2014 a milestone payment of $25,000,000 (the EyePoint Milestone Payment) to EyePoint Pharmaceuticals US, Inc. (EyePoint), formerly known as pSivida US, Inc. (see Note 10).

The gross carrying amount of the intangible asset is $25,000,000, which is being amortized over approximately 13 years from the acquisition date. The net book value of the intangible asset was $10,897,000 and $12,838,000 as of December 31, 2021 and 2020, respectively, and amortization expense was $1,940,000 and $1,946,000 for the years ended December 31, 2021 and 2020, respectively.

The estimated remaining amortization as of December 31, 2021 is as follows (in thousands):

Years Ending December 31
2022	$1,940
2023	1,940
2024	1,946
2025	1,940
2026	1,940
Thereafter	1,191
Total	$10,897

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Accrued clinical investigator expenses	$—	$25
Accrued compensation expenses	2,182	1,372
Accrued rebate and other revenue reserves	658	1,116
Accrued lease liabilities (note 4)	220	405
Other accrued expenses	557	279
Total accrued expenses	$3,617	$3,197

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

The New Collaboration Agreement converted the Company’s obligation to share 20% of its net profits to a royalty payable on global net revenues of ILUVIEN. The Company began paying a 2% royalty on net revenues and other related consideration to EyePoint on July 1, 2017. This royalty amount increased to 6% effective December 12, 2018. Pursuant to the New Collaboration Agreement the Company is required to pay an additional 2% royalty on global net revenues and other related consideration in excess of $75,000,000 in any year. During 2021 and 2020, the Company recognized approximately $2,949,000 and $2,064,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization. As of December 31, 2021, approximately $719,000 of this royalty expense was included in the Company’s accounts payable.

In connection with a previous agreement with EyePoint, the Company was entitled to recover commercialization costs that were incurred prior to profitability of ILUVIEN and offset a portion of future payments owed to EyePoint in connection with sales of ILUVIEN with those accumulated commercialization costs. (The Company’s future rights to recover these amounts from EyePoint are referred to as the Future Offset.) Following the signing of the New Collaboration Agreement, the Company retained a right to recover up to $15,000,000 of the Future Offset. Due to the uncertainty of future net profits, the Company has fully reserved the Future Offset in the accompanying consolidated financial statements. In March 2019, pursuant to the New Collaboration Agreement, the Company forgave $5,000,000 of the Future Offset in connection with the approval of ILUVIEN for NIU-PS in the U.K. As of December 31, 2021, the balance of the Future Offset was approximately $7,419,000. The Company will be able to recover the balance of the Future Offset as a reduction of future royalties that would otherwise be owed to EyePoint as follows:

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

On December 17, 2020, EyePoint and its parent, EyePoint Pharmaceuticals, Inc., entered into a royalty purchase agreement (the SWK Agreement) with SWK Funding, LLC (SWK). In its Current Report on Form 8-K filed on December 18, 2020, EyePoint Pharmaceuticals, Inc. stated that pursuant to the SWK Agreement, EyePoint Pharmaceuticals, Inc. sold its interest in royalties that the Company is obligated to pay EyePoint under the New Collaboration Agreement. EyePoint Pharmaceuticals, Inc. reported that it had received a one-time $16.5 million payment from SWK and, in return, SWK became entitled to receive future royalties that the Company is obligated to pay to EyePoint under the New Collaboration Agreement. The Company was not a party to the SWK Agreement.

Ocumension License Agreement

On April 14, 2021, the Company entered into an exclusive license agreement (the License Agreement) with Ocumension (Hong Kong) Limited (Ocumension HK), a wholly owned subsidiary of Ocumension Therapeutics, for the development and commercialization under Ocumension HK’s own brand name(s), either directly or through its affiliates or approved third-party sublicensees, of the Company’s 190 microgram fluocinolone acetonide intravitreal implant in applicator (the Product; currently marketed in the United States, Europe, and the Middle East as ILUVIEN®) for the treatment and prevention of eye diseases in humans, other than uveitis, in a specified territory. The Territory is defined as the People’s Republic of China, including Hong Kong SAR and Macau SAR, region of Taiwan, South Korea, Brunei, Cambodia, East Timor, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand, and Vietnam.

The Company received a nonrefundable upfront payment of $10,000,000 from Ocumension HK and may in the future receive additional sales-based milestone payments totaling up to $89,000,000 upon the achievement by Ocumension HK of certain specified sales milestones during the term of the License Agreement. The Company’s receipt of future milestone payments depends upon whether Ocumension HK is able to successfully complete product development and commercialization in the Territory, which requires, among other things, obtaining necessary regulatory approvals and appropriate reimbursement pricing in the various countries and jurisdictions in the Territory, a process that may take several years. In 2021, the Company recognized $11,048,000 in license revenue from the Ocumension transaction (including the value of a warrant subscription agreement, which Alimera received as consideration, for Alimera to purchase 1,000,000 shares of Ocumension Therapeutics during a period of four years), in accordance with ASC 606, Revenue from Contracts with Customers, with the remaining approximate $300,000 in consideration classified as deferred revenue that will be recognized over the remaining term of the license agreement once Ocumension begins to sell products.

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

When the Company entered into the license agreement, it also entered into a share purchase agreement and a warrant subscription agreement, which are discussed in Note 11.

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. OTHER AGREEMENTS WITH OCUMENSION

Share Purchase Agreement

On April 14, 2021, the Company entered into a Share Purchase Agreement with Ocumension Therapeutics, pursuant to which the Company offered and sold to Ocumension 1,144,945 shares of common stock (the Shares), at a purchase price of $8.734044 per Share. The number of Shares sold was equal to 19.9% of the number of shares of common stock outstanding immediately before the closing.

The aggregate gross proceeds from the sale of the Shares were $10,000,000. The Company intends to use the net proceeds from the sale of the Shares to continue to commercialize ILUVIEN and for general corporate purposes, which may include working capital, capital expenditures, other clinical trial expenditures, acquisitions of new technologies, products or businesses in ophthalmology, and investments.

Pursuant to the Share Purchase Agreement and subject to certain limited exceptions, Ocumension is prohibited from selling, transferring, or otherwise disposing of the Shares for a year following the closing date.

Ocumension is entitled to certain purchase rights if the Company elects to offer or sell new securities in either a private or public offering.

Warrant Subscription Agreement

On April 14, 2021, the Company entered into the warrant agreement with Ocumension Therapeutics pursuant to which Ocumension agreed to issue to the Company 1,000,000 non-transferable warrants granting the Company the right for a period of four years to subscribe to up to an aggregate of 1,000,000 shares of Ocumension stock at the subscription price of HK$23.88 per warrant share (or US$3.07 per warrant share as converted to U.S. Dollars at the exchange rate on April 9, 2021 of 0.12853 U.S. Dollars per HK$), subject to adjustment. (The converted rate is for illustrative purposes only; if the Company exercises the warrants, it will pay the subscription price of HK$23.88 per warrant share in HK$.) The warrants were issued on August 13, 2021, pursuant to the terms of the warrant agreement. The warrants are not and will not be listed on any stock exchange.

12. LOAN AGREEMENTS

Loan Agreements with SLR Investment Corp. (formerly Solar Capital Ltd.)

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

Interest on the SLR Loan is payable at the greater of (i) one-month LIBOR or (ii) 1.78%, plus 7.65% per annum. As of December 31, 2021, the SLR Loan’s interest rate is 9.43%. The SLR Loan provides for interest only payments until January 1, 2023. If the Company meets certain revenue thresholds and no event of default shall have occurred and is continuing, the Company can extend the interest only period an additional six months, ending on June 30, 2023, followed by one year of monthly payments of principal and interest.

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

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Specifically, the Company is obligated to pay an exit fee of $2,000,000 on a “change in control” (as defined in the 2018 Exit Fee Agreement). To the extent that the Company has not already paid the $2,000,000 fee, the Company is also obligated to pay a fee of $1,000,000 on achieving each of the following milestones:

•first, if the Company achieves revenues of $80,000,000 or more from the sale of its ILUVIEN product in the ordinary course of business to third party customers, measured on a trailing 12-month basis during the term of the agreement, tested at the end of each month; and

•second, if the Company achieves revenues of $100,000,000 or more from the sale of its ILUVIEN product in the ordinary course of business to third party customers, measured in the same manner.

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

(c)required that the Revenue Covenant be tested at March 31, 2022 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of the Company’s projected revenues in accordance with an annual plan submitted by the Company to Agent by January 15 of such year, such plan to be approved by the Board and Agent in its sole discretion; and

(d)provided that in future years the Company must deliver to Agent and the Lenders as soon as available after approval thereof by the Board, but no later than the earlier of (x) 15 days after such approval and (y) February 28 of such year, the Company’s annual financial projections for the entire current fiscal year as approved by the Board; provided that any revisions to such projections approved by the Board shall be delivered to Agent and the Lenders no later than seven days after such approval.

Third Amendment to 2019 Loan Agreement

On February 22, 2022, the Company entered into a Third Amendment to the 2019 Loan Agreement (the Third Amendment), which, among other things:

(a)specified the minimum revenue amount, calculated on a trailing six-month basis and tested at the end of each calendar quarter in 2022, that the Company must achieve for each such period (the Revenue Covenant);

(b)consented to the Company maintaining a lower minimum revenue amount under the Revenue Covenant for the trailing six month period ended December 31, 2021 than previously required under the Loan Agreement (and waived any event of default that may have occurred or may be deemed to have occurred as a result of the Company’s lower revenue amount for that period); and

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)required that the Revenue Covenant be tested at March 31, 2023 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of the Company’s projected revenues in accordance with an annual plan submitted by the Company to Collateral Agent by January 15 of such year, such plan to be thereafter approved by the Company’s board of directors and Collateral Agent in its sole discretion no later than February 28 of such year.

The Company expects to comply with the revenue covenant at the next reportable date, which is March 31, 2022, and the remainder of the revenue covenants through one year after these financial statements are issued.

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

Paycheck Protection Program Loan

On April 22, 2020, the Company received a $1,778,000 loan (the PPP Loan) under the Paycheck Protection Program established by the U.S. Small Business Administration as part of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. The PPP Loan was unsecured and was evidenced by a note in favor of HSBC Bank USA, National Association (HSBC) as the lender. On July 21, 2020, the Company submitted an application to HSBC for forgiveness of the PPP Loan. The PPP Loan was forgiven in its entirety, including interest, on April 16, 2021. As a result of forgiveness, the Company recognized a gain on extinguishment of debt of $1,792,000 during 2021.

Fair Value of Debt

The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing. Therefore, the carrying amount of the notes approximated their fair value at December 31, 2021 and December 31, 2020.

13. COMMITMENTS AND CONTINGENCIES

SLR Loan

Under the 2019 Loan Agreement (see Note 12), as of December 31, 2021, the Company is obligated to make future minimum principal payments on the SLR Loan, excluding the $2,250,000 fee that will be due upon its repayment in full, as follows:

Years Ending December 31	(In thousands)
2022	$—
2023	28,421
2024	16,579
Total	45,000
Less unamortized debt discount and deferred financing costs	(1,920)
Less current portion	—
Non-current portion	$43,080

At each of December 31, 2021 and 2020, the Company had $365,000 of accrued and unpaid interest payable under the 2019 Loan Agreement.

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Agreements

In February 2016, the Company and Alliance Medical Products Inc., a Siegfried Company (Alliance), a third-party manufacturer, amended and restated the parties’ existing agreement for the manufacture of the ILUVIEN implant, the assembly of the ILUVIEN applicator and the packaging of the completed ILUVIEN commercial product. Under the amended and restated Alliance agreement, its term was extended by five years, at which point the agreement became automatically renewable for successive one-year periods unless either party delivers notice of non-renewal to the other party at least 12 months before the end of the term or any renewal term. The Company is responsible for supplying the ILUVIEN applicator and the active pharmaceutical ingredient, and the Company must order at least 80% of the ILUVIEN units required in the U.S., Canada and the EEA from Alliance.

In October 2020, the Company entered into a Manufacturing Services Agreement with Cadence, Inc. (the Cadence Agreement), under which Cadence has replaced the prior manufacturer. In 2021, Cadence began manufacturing certain component parts of the ILUVIEN applicator (the components) at its facility near Pittsburgh, Pennsylvania. Under the Cadence Agreement, the Company pays certain per-unit prices based on regularly scheduled shipments of a minimum number of components. The initial term of the Cadence Agreement expires on October 30, 2025. After the expiration of the initial term, the Cadence Agreement will automatically renew for separate but successive one-year terms unless either party provides written notice to the other party that it does not intend to renew the Cadence Agreement at least 24 months before the end of the term. The Cadence Agreement may be terminated by either party under certain circumstances.

In January 2020, the Company began entering into agreements with contract research organizations (CROs) and physician clinics in connection with a multicenter, single masked, randomized and controlled trial designed to generate prospective data evaluating ILUVIEN as a baseline therapy in the treatment of DME and demonstrate its advantages over using the current standard of care of repeat anti-VEGF injections (the NEW DAY Study). The NEW DAY Study is planned to enroll 300 treatment-naïve, or almost naïve, DME patients in approximately 42 sites around the U.S. For the years ended December 31, 2021 and 2020, the Company incurred $3,824,000 and $1,291,000, respectively, of expense associated with the NEW DAY Study. As of December 31, 2021, the Company expects to incur approximately an additional $12,744,000 of expense associated with the study through December 31, 2024.

Employment Agreements

The Company is party to employment agreements with four executives. The agreements generally provide for annual salaries, bonuses and benefits and for the “at-will” employment of such executives. Effective January 1, 2022, the Company is party to four employment agreements with these four executives with annual salaries ranging from $330,000 to $580,000. If one of these employment agreements is terminated by the Company without cause, or by the employee for good reason, as defined in the applicable agreement, the Company will be liable for one year to 18 months of salary and benefits. Certain other employees have general employment contracts that include stipulations regarding confidentiality, Company property, severance in an event of change of control and miscellaneous items.

14. PREFERRED STOCK

Series A Convertible Preferred Stock

As of December 31, 2021, there were 600,000 shares of Series A Convertible Preferred Stock issued and outstanding.

15. STOCK INCENTIVE PLANS

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

A summary of stock option transactions under the plans are as follows:

Years Ended December 31,
2021	2020
Weighted	Weighted
Average	Average

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Exercise		Exercise
	Options	Price	Options	Price
Options outstanding at beginning of period	939,379	$26.72	871,472	$35.46
Grants	228,805	5.63	200,081	6.69
Forfeitures	(85,992)	14.25	(132,174)	54.06
Exercises	(6,397)	6.59	—	—
Options outstanding at year end	1,075,795	23.35	939,379	26.72
Options exercisable at year end	809,837	28.76	701,725	32.46
Weighted average per share fair value of options granted during the year	$3.65		$4.16

The following table provides additional information related to outstanding stock options, fully vested stock options, and stock options expected to vest as of December 31, 2021:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)
Outstanding	1,075,795	$23.35	5.56 years	$21
Exercisable	809,837	28.76	4.57 years	5
Outstanding, vested and expected to vest	1,043,347	28.76	5.46 years	19

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

	Years Ended December 31,
	2021	2020
Risk-free interest rate	0.66%	1.47%
Volatility factor	74.47%	69.20%
Grant date fair value of common stock options	$3.65	$4.16
Weighted-average expected life	6.03 years	6.02 years
Assumed forfeiture rate	10.00%	10.00%

Employee stock-based compensation expense related to stock options recognized in accordance with ASC 718 was as follows:

	Years Ended December 31,
	2021	2020
	(In thousands)
Sales and marketing	$199	$244
Research, development and medical affairs	77	116
General and administrative	595	719
Total employee stock-based compensation expense related to stock options	$871	$1,079

As of December 31, 2021, there was approximately $1,076,000 of total unrecognized compensation cost related to outstanding stock option awards that will be recognized over a weighted average period of 2.39 years. The total fair value of shares vested during 2021 was approximately $866,000.

The total estimated fair value of options granted during the years ended December 31, 2021 and 2020 was $835,000 and $831,000, respectively. The total estimated intrinsic value of options exercised was $23,000 for the year ended December 31, 2021. There were no options exercised for the years ended December 31, 2020.

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock and Restricted Stock Units

A summary of restricted stock and restricted stock units (RSU) transactions under the plans are as follows:

	Years Ended December 31,
	2021		2020
		Weighted		Weighted
	Restricted	Average Grant		Average Grant
	Stock	Date Fair		Date Fair
	& RSUs	Value	RSUs	Value
Restricted stock & RSUs outstanding at beginning of period	30,086	$3.12	36,763	$13.15
Grants of restricted stock & RSUs	55,500	5.73	30,086	3.12
Vested shares of restricted stock & RSUs	(25,403)	3.12	(36,763)	13.15
Forfeitures	(13,933)	5.15	—	—
Restricted stock & RSUs outstanding at year end	46,250	5.65	30,086	3.12

As of December 31, 2021, there was approximately $190,000 of total unrecognized compensation cost related to outstanding restricted stock that will be recognized over a weighted average period of 2.58 years.

Employee stock-based compensation expense related to restricted stock and RSUs recognized in accordance with ASC 718 was $81,000 and $192,000 for the years ended December 31, 2021, and 2020, respectively.

16. CONCENTRATIONS AND CREDIT RISK

For the years ended December 31, 2021 and 2020, there were three customers within the U.S. segment. Two of these customers, which are large pharmaceutical distributors, accounted for approximately 55% and 49%, respectively, of the Company’s total consolidated product revenues. These two customers accounted for approximately 68% and 67% of the Company’s consolidated accounts receivable as of December 31, 2021 and 2020, respectively.

For the year ended December 31, 2021, one of the Company’s third-party manufacturers of ILUVIEN comprised approximately 12% of the Company’s total purchases, and there were no other vendors that comprised more than 10% of the Company’s total purchases. For the year ended December 31, 2020, one of the Company’s third-party manufacturers of ILUVIEN comprised approximately 14% of the Company’s total purchases, and there were no other vendors that comprised more than 10% of the Company’s total purchases. The Company relies on a single manufacturer for the ILUVIEN intravitreal implant, a single manufacturer for the ILUVIEN applicator and a single active pharmaceutical ingredient manufacturer for ILUVIEN’s active pharmaceutical ingredient.

17. INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was enacted and signed into law. In addition to other provisions, the CARES Act contains modifications to Net Operating Loss (NOL) carryback rules. For each of the twelve months ended December 31, 2021 and 2020, there were no material impacts to the tax provision related to the CARES Act.

The components of net loss before taxes are as follows:

	Years Ended December 31,
	2021	2020
	(In thousands)
United States	$(10,241)	$(5,535)
Foreign	6,307	128
Loss before provision for income taxes	$(3,934)	$(5,407)

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

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes consists of the following components:

	Years Ended December 31,
	2021	2020
	(In thousands)
Current expense (benefit):
Federal	$—	$—
State	—	—
Foreign	(172)	(37)
Current income tax benefit	(172)	(37)

Deferred expense (benefit):
Federal	—	(1,084)
State	—	(350)
Foreign	610	(31)
	610	(1,465)
Valuation allowance	—	1,434
Deferred income tax expense (benefit)	610	(31)
Total income tax expense (benefit)	$438	$(68)

The following summarizes activity related to the Company’s valuation allowance:

	Years Ended December 31,
	2021	2020
	(In thousands)
Valuation allowance at beginning of period	$(38,882)	$(37,448)
Increase in valuation allowance	(9,973)	(1,434)
Valuation allowance at end of period	$(48,855)	$(38,882)

Worldwide net deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets	(In thousands)
Depreciation and amortization	$27	$69
Intangible Assets	7,692	—
Other deferred tax assets	829	948
NOL carry-forwards	35,335	31,832
Equity compensation	3,347	4,902
Collaboration agreement receivable reserves	1,762	1,884
Valuation allowance	(48,855)	(38,882)
Total deferred tax assets	$137	$753

A reconciliation from the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(in thousands, except percentages)
Federal tax benefit at statutory rate	$(826)	21.0%	$(1,135)	21.0%
State tax — net of federal benefit	(24)	0.6	(350)	6.5
Permanent items and other	240	(6.1)	151	(2.8)
Foreign rate differential	(1,374)	34.9	52	(1.0)
Deferred rate change	(215)	5.5	6	(0.1)
Tax effect of intellectual property migration	(8,547)	217.2	—	—
Tax credits and true-ups	1,211	(30.7)	(226)	4.1
Increase in valuation allowance	9,973	(253.5)	1,434	(26.5)

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total tax expense (benefit)	$438	(11.1)%	$(68)	1.2%

A rollforward of the Company’s uncertain tax positions is as follows:

	Years Ended December 31,
	2021	2020
	(In thousands)
Balance of uncertain tax positions at beginning of period	$65	$58
Gross increases - tax positions in current period	29	10
Gross decreases - tax positions in prior period	(6)	(3)
Balance of uncertain tax positions at end of period	$88	$65

Included in the balance of unrecognized tax benefits as of December 31, 2021 and 2020 are approximately $88,000 and $65,000, respectively, of tax benefits related to research and development tax credits. In accordance with ASC 740-10, such attributes are reduced to the amount that is expected to be recognized in the future. The Company does not accrue interest or penalties, as there is no risk of additional tax liability due to significant NOLs available. The Company does not expect any decreases to the unrecognized tax benefits within the next twelve months due to any lapses in statute of limitations. Tax years from 2018 to 2020 remain subject to examination in California, Georgia, Kentucky, Tennessee, Texas and on the federal level, with the exception of the assessment of NOL carry-forwards available for utilization, which can be examined for all years since 2009. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which the NOLs are utilized.

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

As of December 31, 2021 and 2020, the Company had federal net operating loss (NOL) carry-forwards of approximately $143.2 million and $131.4 million, and state NOL carry-forwards of approximately $106.7 million and $96.2 million, respectively, subject to further limitation based upon the final results of the Company’s analyses of Internal Revenue Code Sections 382 and 383. These NOLs are available to reduce future income unless otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2029 and 2038, the Company’s federal NOL created in 2018 and onward will carry forward indefinitely and the state NOL carry-forwards will expire at various dates between 2021 and 2041.

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

As of December 31, 2021, the Company’s U.K. subsidiary is in a net deferred tax asset position primarily due to the step up in tax basis for intangible assets created by the transfer of intellectual property from the Netherlands to the U.K. Based upon the expected pattern of reversal of deferred taxes, it is not more likely than not that these deferred tax assets will be realized. As such, a full valuation allowance is placed against the net deferred tax assets of the U.K. subsidiary. The Company’s Irish subsidiary has a deferred tax asset for net operating loss carryforwards. The Company expects this net operating loss carryforward to be fully realizable in the future based upon the Company’s control of the transfer pricing arrangements. A valuation allowance is not recorded on the deferred tax assets of the Ireland subsidiary. Deferred tax considerations for all other foreign entities are immaterial to the financial statements.

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company anticipates that its foreign subsidiaries will be profitable and have earnings in the future. Once the foreign subsidiaries have earnings, the Company intends to indefinitely reinvest in its foreign subsidiaries all undistributed earnings and original investments in such subsidiaries. As a result, the Company does not expect to record deferred tax liabilities in the future related to excesses of book over tax basis in the stock of its foreign subsidiaries in accordance with ASC 740-30-25.

18. EMPLOYEE BENEFIT PLANS

The Company has a salary deferral 401(k) plan that covers substantially all U.S. employees of the Company. The Company matches participant contributions subject to certain plan limitations. Compensation expense associated with the Company’s matching plan totaled $431,000 and $248,000 for the years ended December 31, 2021 and 2020, respectively. The Company may also make an annual discretionary profit-sharing contribution. No such discretionary contributions were made during the years ended December 31, 2021 and 2020, respectively.

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

The ESPP was effective upon the completion of the Company’s initial public offering in 2010, at which time a total of 32,961 shares of the Company’s common stock were made available for sale. As of January 1 of each year, the number of available shares is automatically restored to the original level. A total of 22,878 and 13,812 shares of the Company’s common shares were acquired through the ESPP during the years ended December 31, 2021 and 2020, respectively. As such, on January 1, 2022 and 2021 an additional 22,878 and 13,812, respectively, shares became available for future issuance under the ESPP. In accordance with ASC 718-50, the ability to purchase stock at 85% of the lower of the fair market value of a share of common stock on the offering date or the exercise date represents an option. The Company estimates the fair value of such options at the inception of each offering period using the Black-Scholes valuation model. In connection with the ESPP, the Company recorded $45,000 and $60,000 of compensation expense for the years ended December 31, 2021 and 2020, respectively.

19. SEGMENT INFORMATION

For the years ended December 31, 2021 and 2020, two customers within the U.S. segment that are large pharmaceutical distributors accounted for 55% and 49% of the Company’s consolidated product revenues for the years ended December 31, 2021 and 2020, respectively. These same two customers within the U.S. segment accounted for approximately 68% and 67% of the Company’s consolidated accounts receivable at December 31, 2021 and 2020, respectively.

During the first quarter of 2021, the Chief Executive Officer (CEO), who is the chief operating decision maker (CODM), changed the manner in which the CODM monitors performance, aligns strategies and allocates resources, which resulted in a change in the operating segments. The Company’s operations are now managed as three operating segments: U.S., International and Operating Cost. The Company determined that each of these operating segments represented a reportable segment. Previously, the Company was managed as two operating segments: U.S. and International. In monitoring performance, aligning strategies and allocating resources, our CODM manages and evaluates our U.S., International and Operating Cost segments based on segment income or loss from operations adjusted for certain non-cash items, such as stock-based compensation expense and depreciation and amortization. Therefore, we classify within Other (a) the non-cash expenses included in research, development and medical affairs expenses; general and administrative expenses; and sales and marketing expenses; and (b) depreciation and amortization.

The Company’s U.S. and International segments represent the sales and marketing, general and administrative and research and development activities dedicated to the respective geographies. The Operating Cost segment primarily represents the general and administrative and research & development activities not specifically associated with the U.S. or International segments and includes expenses such as executive management; information technology administration and support; legal; compliance; clinical studies; and business development.

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

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

attributed to each segment. Changes in these estimates will directly affect the amount of expense allocated to each segment and therefore the operating profit of each reporting segment.

The following table presents a summary of the Company’s reporting segments for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31, 2021
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$26,740	$21,241	$—	$—	$47,981
LICENSE REVENUE	—	11,048	—	—	11,048
NET REVENUE	26,740	32,289	—	—	59,029
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(3,298)	(3,732)	—	—	(7,030)
GROSS PROFIT	23,442	28,557	—	—	51,999

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	3,628	4,197	5,850	103	13,778
GENERAL AND ADMINISTRATIVE EXPENSES	969	1,322	9,828	655	12,774
SALES AND MARKETING EXPENSES	15,348	6,953	529	239	23,069
DEPRECIATION AND AMORTIZATION	—	—	—	2,579	2,579
OPERATING EXPENSES	19,945	12,472	16,207	3,576	52,200
SEGMENT INCOME (LOSS) FROM OPERATIONS	3,497	16,085	(16,207)	(3,576)	(201)
OTHER INCOME AND EXPENSES, NET				(3,733)	(3,733)
NET LOSS BEFORE TAXES					$(3,934)

	Year Ended
	December 31, 2020
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$24,809	$26,011	$—	$—	$50,820
LICENSE REVENUE	—	—	—	—	—
NET REVENUE	24,809	26,011	—	—	50,820
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(2,858)	(4,083)	—	—	(6,941)
GROSS PROFIT	21,951	21,928	—	—	43,879

RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	3,137	2,996	3,386	149	9,668
GENERAL AND ADMINISTRATIVE EXPENSES	924	1,481	8,378	869	11,652
SALES AND MARKETING EXPENSES	13,784	5,790	489	321	20,384
DEPRECIATION AND AMORTIZATION	—	—	—	2,676	2,676
OPERATING EXPENSES	17,845	10,267	12,253	4,015	44,380
SEGMENT INCOME (LOSS) FROM OPERATIONS	4,106	11,661	(12,253)	(4,015)	(501)
OTHER INCOME AND EXPENSES, NET				(4,906)	(4,906)

ALIMERA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NET LOSS BEFORE TAXES	$(5,407)

20. FAIR VALUE

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

The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Warrant asset (1)	$—	$833	$—	$833
Assets measured at fair value	$—	$833	$—	$833

(1)The Company uses the Black-Scholes pricing model and assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. Changes in this value each reporting period are reported in the condensed consolidated statement of operations.

21. SUBSEQUENT EVENTS

Third Amendment to 2019 Loan Agreement

On February 22, 2022, the Company entered into the Third Amendment to the 2019 Loan Agreement with SLR. Refer to Note 12, Loan Agreements.

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

4.2*	Description of Securities
10.1†

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on October 30, 2009, and incorporated herein by reference)

10.2.A†

2010 Equity Incentive Plan (filed as Exhibit 10.9 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on April 6, 2010, and incorporated herein by reference)

10.2.B†

Form of Notice of Stock Option Grant and Stock Option Agreement under 2010 Equity Incentive Plan (filed as Exhibit 10.30 to Registrant’s Annual Report on Form 10-K, as filed on March 25, 2011, and incorporated herein by reference)

10.2.C†

UK Sub-Plan of the 2010 Equity Incentive Plan of Alimera Sciences, Inc. (filed as Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 7, 2012, and incorporated herein by reference and replaced by Exhibit 10.3.G)

10.2.D†

Form of UK Sub-Plan Notice of Stock Option Grant and Stock Option Agreement (filed as Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 7, 2012, and incorporated herein by reference)

10.2.E†

(2017) UK Sub-Plan of the 2010 Equity Incentive Plan of Alimera Sciences, Inc. (filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K, as filed on March 3, 2017, and incorporated herein by reference)

10.3.A†

2010 Employee Stock Purchase Plan (filed as Exhibit 10.10 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-162782), as filed on April 6, 2010, and incorporated herein by reference)

10.3.B†	Amendment No. 1 to 2010 Employee Stock Purchase Plan (filed as Exhibit 10.7.A to the Registrant’s Annual Report on Form 10-K, as filed March 13, 2015, and incorporated herein by reference)
10.3.C†	Amendment No. 2 to 2010 Employee Stock Purchase Plan (filed as Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8, as filed November 2, 2020, and incorporated herein by reference)
10.4.A†

Alimera Sciences, Inc. 2019 Omnibus Incentive Plan, as amended pursuant to stockholder approval on June 15, 2021 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on June 16, 2021, and incorporated herein by reference)

10.4.B†

Form of Stock Option Agreement under the Alimera Sciences, Inc. 2019 Omnibus Incentive Plan (filed as Exhibit 10.61 to the Registrant’s Current Report on Form 8-K, as filed on June 19, 2019, and incorporated herein by reference)

10.4.C†

Form of Restricted Stock Agreement under the Alimera Sciences, Inc. 2019 Omnibus Incentive Plan (filed as Exhibit 10.5.C to the Registrant’s Quarterly Report on Form 10-Q, as filed May 6, 2020, and incorporated herein by reference)

10.4.D†

Form of Restricted Stock Unit Agreement under the Alimera Sciences, Inc. 2019 Omnibus Incentive Plan (filed as Exhibit 10.5.D to the Registrant’s Quarterly Report on Form 10-Q, as filed May 6, 2020, and incorporated herein by reference)

10.4.E†

UK Sub-Plan to the Alimera Sciences, Inc. 2019 Omnibus Incentive Plan (filed as Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8, as filed on October 29, 2021 and incorporated herein by reference)

10.4.F†	Form of UK Sub-Plan Stock Option Agreement (filed as Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8, as filed on October 29, 2021 and incorporated herein by reference)
10.5†

Alimera Sciences, Inc. 2019 Non-Employee Director Compensation Program (filed as Exhibit 10.62 to the Registrant’s Current Report on Form 8-K, as filed July 19, 2019, and incorporated herein by reference)

10.6.A†

Amended and Restated Employment Agreement, effective as of October 23, 2014, by and between the Registrant and David Holland (filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, as filed on March 13, 2015, and incorporated herein by reference)

10.6.B†

Amended and Restated Employment Agreement, dated as of January 2, 2019, by and between Alimera Sciences, Inc. and Richard S. Eiswirth, Jr. (filed as Exhibit 10.58 to the Registrant’s Current Report on Form 8-K, as filed May 8, 2019, and incorporated herein by reference)

10.6.C†

First Amendment to Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan of Richard S. Eiswirth, Jr. (filed as Exhibit 10.3.I to the Registrant’s Quarterly Report on Form 10-Q, as filed May 6, 2020, and incorporated herein by reference)

10.6.D†

Employment Agreement, dated as of January 2, 2019, by and between Alimera Sciences, Inc. and J. Philip Jones (filed as Exhibit 10.59 to the Registrant’s Current Report on Form 8-K, as filed May 8, 2019, and incorporated herein by reference)

10.6.E†

Contract of Employment dated November 3, 2012 by and between the Registrant and Philip Ashman (filed as Exhibit 10.40 to the Registrant's Annual Report on Form 10-K, as filed on March 28, 2013, and incorporated herein by reference)

10.6.F†

Change in Control Severance Agreement between Alimera Sciences, Inc., and Philip J. Ashman, Ph.D. as of July 16, 2021 (filed as Exhibit 10.7.H to the Registrant’s Quarterly Report on Form 10-Q, as filed November 5, 2021 and incorporated herein by reference)

10.7.A	Securities Purchase Agreement dated July 17, 2012 (filed as Exhibit 10.36 to the Registrant’s Current Report, as filed on July 18, 2012, and incorporated herein by reference)
10.7.B	Amendment No. 1 to Securities Purchase Agreement dated September 21, 2012 (filed as Exhibit 10.37 to the Registrant’s Current Report, as filed on October 2, 2012, and incorporated herein by reference)
10.8‡

First Amended and Restated Commercial Contract Manufacturing Agreement dated as of February 5, 2016 by and between Alimera Sciences, Inc. and Alliance Medical Products, Inc. d.b.a. Siegfried Irvine (filed as Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q, as filed on May 6, 2016, and incorporated herein by reference)

10.9**

Manufacturing Services Agreement between Alimera Sciences, Inc. and Cadence, Inc. dated October 30, 2020 (including related Supplier Quality Agreement) (filed as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q, as filed November 3, 2020, and incorporated herein by reference)

10.10‡

Second Amended and Restated Collaboration Agreement by and between pSivida US Inc. and Alimera Sciences, Inc. dated July 10, 2017 (filed as Exhibit 10.23 to pSivida Corp.’s Annual Report on Form 10-K for the year ended June 30, 2017 (SEC File No. 000-51122), as filed September 13, 2017, and incorporated herein by reference)

10.11.A

Exit Fee Agreement dated as of January 5, 2018 by and among Alimera Sciences, Inc., Solar Capital Ltd. as collateral agent, and the Lenders (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed January 8, 2018, and incorporated herein by reference)

10.11.B**

Loan and Security Agreement dated as of December 31, 2019, by and among Alimera Sciences, Inc., Solar Capital Ltd., as collateral agent, and the parties signatory thereto from time to time as Lenders, including Solar in its capacity as a Lender (filed as Exhibit 10.65 to the Registrant’s Current Report on Form 8-K, as filed January 6, 2020, and incorporated herein by reference)

10.11.C

Exit Fee Agreement dated as of December 31, 2019, by and among Alimera Sciences, Inc., Solar Capital Ltd. as collateral agent, and the Lenders (filed as Exhibit 10.66 to the Registrant’s Current Report on Form 8-K, as filed January 6, 2020, and incorporated herein by reference)

10.11.D

Consent to Loan and Security Agreement dated as of April 21, 2020 by and among Alimera Sciences, Inc., Solar Capital Ltd., as collateral agent, and the Lenders parties thereto, including Solar Capital Ltd. in its capacity as a Lender (filed as Exhibit 10.14.D to the Registrant’s Current Report on Form 8-K, as filed April 23, 2020, and incorporated herein by reference)

10.11.E**

First Amendment to Loan and Security Agreement dated as of May 1, 2020, by and among Alimera Sciences, Inc., Solar Capital Ltd., as Collateral Agent, and the parties signatory thereto as Lenders, including Solar in its capacity as a Lender (filed as Exhibit 10.14E to the Registrant’s Current Report on Form 8-K, as filed May 1, 2020, and incorporated herein by reference)

10.11.F**

Second Amendment to Loan and Security Agreement dated as of March 30, 2021, by and among Alimera Sciences, Inc., SLR Investment Corp. (f/k/a Solar Capital Ltd.), as Collateral Agent, and the parties signatory thereto as Lenders, including SLR in its capacity as a Lender (filed as Exhibit 10.14.F to the Registrant’s Quarterly Report on Form 10-Q, as filed May 7, 2021, and incorporated herein by reference)

10.12.A

Share Purchase Agreement by and between Ocumension Therapeutics and Alimera Sciences, Inc., dated as of April 14, 2021 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on April 14, 2021 and incorporated herein by reference)

10.12.B**

Voting and Investor Rights Agreement by and between Alimera Sciences, Inc. and Ocumension Therapeutics, dated as of April 14, 2021 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on April 14, 2021 and incorporated herein by reference)

10.12.C

Warrant Subscription Agreement by and between Alimera Sciences, Inc. and Ocumension Therapeutics, dated as of April 14, 2021 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed on April 14, 2021 and incorporated herein by reference)

10.12.D**

Exclusive License Agreement by and between and Ocumension (Hong Kong) Limited, dated as of April 14, 2021 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed on April 14, 2021 and incorporated herein by reference)

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
101

The following financial information from The Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Operations for the years ended December 31, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2021 and 2020, (iv) Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2021 and 2020, and (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

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

*Filed herewith.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Alpharetta, Georgia, on March 23, 2022.

ALIMERA SCIENCES, INC.

By:	/s/ Richard S. Eiswirth, Jr.
Name:	Richard S. Eiswirth, Jr.
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard S. Eiswirth, Jr. Richard S. Eiswirth, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2022
/s/ J. Philip Jones J. Philip Jones	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2022
/s/ C. Daniel Myers C. Daniel Myers	Chairman of the Board of Directors	March 23, 2022
/s/ James Largent James Largent	Lead Independent Director	March 23, 2022
/s/ Brian K. Halak Brian K. Halak, Ph.D.	Director	March 23, 2022
/s/ Garheng Kong Garheng Kong, M.D., Ph.D.	Director	March 23, 2022
/s/ Erin Parsons Erin Parsons	Director	March 23, 2022
/s/ Peter J. Pizzo, III Peter J. Pizzo, III	Director	March 23, 2022
/s/ John Snisarenko John Snisarenko	Director	March 23, 2022