Form 10-K/A
period 2021-12-31
ALIMERA SCIENCES INC
filed 2022-04-29
CIK 1267602

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

As of April 25, 2022, there were 6,992,654 shares of the registrant’s common stock issued and outstanding.

Auditor Firm PCAOB ID: 248	Auditor name: GRANT THORNTON LLP	Auditor location: Atlanta, Georgia

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this Form 10-K/A) amends the Annual Report on Form 10-K of Alimera Sciences, Inc., a Delaware corporation (“Alimera,” “we,” “us,” the “registrant” or the “Company,” including our subsidiaries, as applicable), for the year ended December 31, 2021 that we originally filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2022 (the Original Filing). We are filing this Form 10-K/A to provide the information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K. We previously omitted this information from the Original Filing in reliance on General Instruction G(3) to Form 10-K. We hereby amend and restate in its entirety Part III of the Original Filing. Capitalized terms not otherwise defined in Part III of this Form 10-K/A shall have the same meanings assigned to those terms in Parts I and II of the Original Filing.

Pursuant to the rules of the SEC, Part IV, Item 15 (Exhibit Index) has also been amended to contain the currently dated certifications from our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibits 31.3 and 31.4, respectively. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, we have omitted paragraphs 3, 4 and 5 of the certifications filed with this Form 10-K/A. Additionally, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002, because we are not filing any financial statements with this Form 10-K/A.

Except as set forth in this Form 10-K/A, this Form 10-K/A does not amend or otherwise update any other information in the Original Filing. Other than the information specifically amended and restated herein, this Form 10-K/A does not reflect events occurring after March 23, 2022, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and with our filings with the SEC after the Original Filing.

i

Alimera Sciences, Inc.

Form 10-K/A

The term “ILUVIEN” is our registered trademark. All other trademarks, trade names and service marks appearing in this Form 10-K/A are the property of their respective owners.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Various statements in this report of Alimera are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors that could cause actual results to differ include those factors summarized in the section entitled “Summary of Principal Risk Factors” in the Original Filing, which we encourage you to read.

All written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We caution investors not to rely too heavily on the forward-looking statements we make or that are made on our behalf. We undertake no obligation and specifically decline any obligation, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Please see, however, any further disclosures we make on related subjects in any annual, quarterly or current reports that we may file with the SEC.

We encourage you to read the discussion and analysis of our financial condition and our consolidated financial statements contained in the Original Filing. We also encourage you to read Item 1A of Part 1 of the Original Filing, which contains a more detailed discussion of some of the risks and uncertainties associated with our business. In addition to these risks, other unknown or unpredictable factors also could affect our results. There can be no assurance that we will in fact achieve the actual results or developments we anticipate or, even if we do substantially realize them, that they will have the expected consequences to, or effects on, us. Therefore, we can give no assurances that we will achieve the outcomes stated in those forward-looking statements and estimates.

iii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our board of directors (Board) is currently composed of eight directors divided into three classes with staggered three-year terms as shown below.

Director Class	Directors in the Class	Annual Meeting at which Term of Office Expires
Class I	James R. Largent C. Daniel Myers John Snisarenko	2023
Class II	Richard S. Eiswirth, Jr. Garheng Kong, M.D., Ph.D.	2024
Class III	Brian K. Halak, Ph.D. Erin Parsons Peter J. Pizzo, III	2022

The following table sets forth the information of our directors, including their age, as of April 25, 2022.

Name	Age	Positions and Offices Held with Company	Director Since	Other Public Boards (1)
Brian K. Halak, Ph.D.	50	Director	2004	0
Erin Parsons	46	Director	2021	1
Peter J. Pizzo, III	55	Director	2010	0
Richard S. Eiswirth, Jr.	53	President, Chief Executive Officer and Director	2019	0
Garheng Kong, M.D., Ph.D.	46	Director	2012	3
James R. Largent	72	Lead Independent Director	2011	0
C. Daniel Myers	68	Chairman of the Board	2003	0
John Snisarenko	59	Director	2019	0

(1)Number of other boards of directors of public companies on which the director currently serves.

Brian K. Halak, Ph.D. has been a member of the Board since 2004. Dr. Halak joined Domain Associates, L.L.C. in 2001 and has served as a Partner of Domain Associates, L.L.C. since 2006. In this capacity, Dr. Halak has invested in over a dozen companies, four of which he helped create. He founded Nobias Therapeutics, Inc. in March 2020, where he served as CEO through July 2021 and is currently Chairman of the Board. He also served as the CEO of another of the companies he created, WindMIL Therapeutics, from October 2015 through January 2019 and through two rounds of financing. Prior to joining Domain Associates, L.L.C., Dr. Halak served as an analyst at Advanced Technology Ventures from 2000 to 2001. From 1993 to 1995, Dr. Halak served as an analyst at Wilkerson Group. Dr. Halak holds a Doctorate in Immunology from Thomas Jefferson University and a B.S. in Engineering from the University of Pennsylvania. The Board believes that Dr. Halak should continue to serve as a director of the Company, in light of its business and structure, for the following reasons: his valuable contributions to our company in recent years, his experience as CEO of a company and his service on the board of directors of more than 10 emerging companies in the life sciences industry in the past 10 years. These companies include Dicerna Pharmaceuticals, Inc., which completed a public offering on Nasdaq in 2014, Vanda Pharmaceuticals, Inc., a public company listed on Nasdaq, and Esprit Pharma, Inc., a company Allergan acquired in 2007.

Erin Parsons has been a member of the Board since November 2021. Ms. Parsons has served as Founder and President of Parsons Medical Communications, LLC, an agency providing scientific and strategic consulting to small and large companies in the ophthalmic space, since its founding in 2010. Ms. Parsons has served as a member of the board of directors of Kiora Pharmaceuticals, Inc. (Nasdaq: KPRX), an ophthalmic specialty pharmaceutical company that develops therapies for the treatment of different types of eye diseases, since February 2022. Ms. Parsons is also involved with various associations in the eyecare space including Ophthalmic World Leaders (OWL), the Ophthalmology Innovation Summit (where she led a Masterclass on KOL Advocacy), and The Holland Foundation for Sight Restoration. Ms. Parsons received a Bachelor of Science in Biology from Wake Forest University. The Board believes that Ms. Parsons should continue to serve as a director of the Company, in light of its business and structure, for the following reasons: her more than 20 years of experience working in the ophthalmic industry overseeing scientific strategy, medical communications, advocacy development, and peer-to-peer educational programs, much of this in the retina space.

Peter J. Pizzo, III has been a member of the Board since April 2010. Since October 2019, Mr. Pizzo has served as Chief Financial Officer for ControlRad, Inc, a privately held medical technology company focused on reducing unnecessary radiation exposure during fluoroscopically guided procedures. From October 2018 until September 2019, Mr. Pizzo provided financial consulting services to medical device companies. From 2005 until October 2018, Mr. Pizzo served as Chief Financial Officer of Carticept Medical, Inc., a private medical device company, and from its spinout from Carticept in December 2011 until its sale in October 2018, as Chief Financial Officer of Cartiva, Inc., a private orthopedic medical device company. From 2002 until its sale in 2005, Mr. Pizzo served as Chief Financial Officer of Proxima Therapeutics, Inc., a private medical device company. From 1996 to 2001, Mr. Pizzo worked for Serologicals Corporation, a publicly traded global provider of biological products to life science companies, ultimately serving as Chief Financial Officer. From 1995 to 1996, Mr. Pizzo served as Vice President of Administration and Controller of ValueMark Healthcare Systems, Inc., a privately held owner-operator of psychiatric hospitals. From 1992 until its sale in 1995, Mr. Pizzo served in various senior financial positions at Hallmark Healthcare Corporation, a publicly traded hospital management company. Mr. Pizzo holds a Bachelor of Science with Special Attainments in Commerce from Washington and Lee University. The Board believes that Mr. Pizzo should continue to serve as a director of the Company, in light of its business and structure, for the following reasons: his valuable contributions to the Company in recent years; his years of experience in medical devices, biologics and healthcare services, including in the roles of vice president, finance and chief financial officer; and his status as an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC.

James R. Largent has been a member of the Board since 2011 and served as chairman from May 2016 to January 2019, when he became Lead Independent Director. Mr. Largent has worked extensively within the medical industry. He most recently served as a medical and pharmaceutical consultant, including work with the U.S. ophthalmic device company, Eyeonics Inc. In his role as a consultant, he has also assisted a multinational pharmaceutical and medical device company in the evaluation of strategic targets. Prior to this, Mr. Largent served in various senior management positions at Allergan, Inc., including as vice president of strategic planning where he fostered licensing deals to build product pipelines. Earlier in his career, he was vice president of strategic marketing at Allergan Medical Optics, Inc. Mr. Largent also held positions of increasing responsibility in the marketing and sales departments at Allergan and Pharmacia Ophthalmics. In addition to serving on the Board, he previously served on the board of directors of each of Tear Science, Inc., a privately held developer of diagnostic and therapeutic devices for the treatment of patients with dry eye disease, and SOLX Inc., a privately held company focused on the surgical treatment of glaucoma. Mr. Largent earned a B.A. in chemistry and an M.B.A., both from the University of California, Irvine. The Board believes that Mr. Largent should continue to serve as a director of the Company, in light of its business and structure, for the following reasons: his valuable contributions to the Company in recent years and his 30+ years of experience in pharmaceutical and medical devices, including in the role of vice president of strategic marketing and as a leading industry consultant.

C. Daniel Myers is one of our co-founders and has served as a director since the founding of the Company in 2003. He served as our Chief Executive Officer from 2003 until January 2019, when he retired from that role, was elected Chairman of the Board and became a consultant to us. Before co-founding the Company, Mr. Myers was an initial employee of Novartis Ophthalmics (formerly CIBA Vision Ophthalmics) and served as its Vice President of Sales and Marketing from 1991 to 1997 and as President from 1997 to 2003. In addition, Mr. Myers served on the board of directors of Ocular Therapeutix, Inc. from 2009 to 2012. From April 2020 until April 2022, Mr. Myers served as the CEO of MediPrint Ophthalmics, Inc. (formerly Leo Lens Technology Co., Inc.), a privately held San Diego, California-based clinical stage eye care pharmaceutical company. Mr. Myers has served on the board of directors of Kala Pharmaceuticals, Inc., a commercial-stage biopharmaceutical company focused on the discovery, development, and commercialization of innovative therapies for diseases of the eye, since October 2021. Mr. Myers holds a B.S. in Industrial Management from the Georgia Institute of Technology. The Board believes that Mr. Myers should continue to serve as a director of the Company, in light of its business and structure, for the following reasons: his valuable contributions to the Company in recent years and his 39 years of ophthalmic pharmaceutical experience, including over 20 years in the role of president or chief executive officer.

John Snisarenko has been a member of the Board since July 2019. Mr. Snisarenko has served as Chief Commercial Officer of Oyster Point Pharma, Inc. since September 2019. He previously served as Group Vice President and Head of the Ophthalmics Franchise of Shire (now Takeda) from June 2017 until June 2019. Mr. Snisarenko led a large, multidisciplinary team in the launch of Xiidra, Shire’s first foray into the Ophthalmics specialty therapeutic area. He also served as a member of the Commercial Leadership Team. In 2019, Mr. Snisarenko was a key member in the divestiture of the Ophthalmology Franchise to Novartis Pharma. Prior to joining Shire, John Snisarenko was the Franchise Head responsible for the commercial activities within Genentech’s Ophthalmology (Lucentis®) and Rheumatology (Rituxan®, Actemra®) franchises for 10 years. All three medicines achieved over $1B in sales in the U.S. marketplace. A 30+ year veteran of the pharmaceutical/biotech industry, Mr. Snisarenko also held various positions of increasing responsibility at CIBA Vision / Novartis Pharma. In his last nine years, he served as Vice President and Business Unit Head for Novartis Ophthalmics, holding general management responsibilities for the Canadian business. Mr. Snisarenko has held numerous advisory board positions and was a board member for the Foundation Fighting Blindness in Canada. He holds a B.Sc. in Biochemistry and an MBA in Marketing and International Business from McGill University in Montreal, Canada. The board believes that Mr. Snisarenko should continue to serve as a director of the Company, in light of its business and structure, for the following reasons: his valuable contributions to the Company since election as a director and his 30+ years of pharmaceutical/biotech experience, including his 14+ years of ophthalmic pharmaceutical experience.

Richard S. Eiswirth, Jr. has served as our Chief Executive Officer since January 2019. Mr. Eiswirth had previously served as our President and Chief Financial Officer since January 2016. Before that, he served as our Chief Operating Officer and Chief Financial Officer from August 2010 until December 2015 and as our Chief Financial Officer from October 2005 to August 2010. From 2003 to 2005, Mr. Eiswirth served as founding partner of Brand Ignition Group, engaged in consumer products acquisition activities. From 2002 to 2005, Mr. Eiswirth served as President of Black River Holdings, Inc., a financial consultancy he founded in 2002. Mr. Eiswirth served as Chief Financial Officer and Senior Executive Vice President of Netzee, Inc., a public provider of Internet banking solutions to community banks, from 1999 to 2002. Mr. Eiswirth held various positions with Arthur Andersen, where he began his career, from 1991 to 1999. Mr. Eiswirth serves as a director of Celtaxsys Inc., a privately held biotechnology company, where he also chairs the audit committee. Mr. Eiswirth previously served as chairman, audit committee chairman and member of the compensation committee of Jones Soda Co., a Seattle, Washington-based beverage company, and as director and audit committee chairman of Color Imaging, Inc., a Norcross, Georgia based public manufacturer of printer and copier supplies. Mr. Eiswirth was previously a Certified Public Accountant in Georgia. Mr. Eiswirth holds a B.A. in accounting from Wake Forest University. The Board believes that Mr. Eiswirth should continue to serve as a director of the Company, in light of its business and structure, for the following reasons: his valuable contributions to the Company in recent years, his background as a CPA, his previous service as our President, Chief Operating Officer and Chief Financial Officer, and his experience as chairman of the board of directors and audit committee chairman of other companies.

Garheng Kong, M.D., Ph.D., has been a member of the Board since 2012. Dr. Kong has been the Managing Partner of HealthQuest Capital, a healthcare investment firm, since July 2013. He was a General Partner at Sofinnova Ventures, a venture capital firm focused on life sciences, from September 2010 to December 2013. From 2000 to 2010, he was at Intersouth Partners, a venture capital firm, most recently as a General Partner, where he was a founding investor or board member for various life sciences ventures, several of which were acquired by large pharmaceutical companies. Dr. Kong has served on the board of directors Laboratory Corporation of America Holdings (LabCorp), a public global life sciences company that provides comprehensive clinical laboratory and drug development services, since December 2013; Venus Concept Inc., a public medical device company, since July 2017; and Xeris Biopharma Holdings, Inc., a public specialty pharmaceutical company focused on developing and commercializing ready-to-use, liquid-stable injectables, since October 2021. Dr. Kong previously served on the board of Histogenics Corporation, a public biotechnology company, from 2012 until February 2019; Avedro, Inc., a public medical device company from April 2017 until November 2019; Melinta Therapeutics, Inc., a public biotechnology company, from 2008 until April 2019; and Strongbridge Biopharma plc, a public rare disease biomedical company, from September 2015 until October 2021. Dr. Kong sits on the Duke University Medical Center Board of Visitors. Dr. Kong holds a B.S. in chemical engineering and biological sciences from Stanford University. He holds an M.D., Ph.D. in biomedical engineering and an M.B.A. from Duke University. The Board believes that Dr. Kong should continue to serve as a director of the Company, in light of its business and structure, for the following reasons: his valuable contributions to the Company as a director since 2012, his knowledge and experience in the biotechnology industry, his medical training and expertise, and his service on the boards of directors of other public and private life sciences companies.

Executive Officers

The following table provides the name, age and position of each of our executive officers as of April 25, 2022. Certain biographical information for each executive officer follows the table.

Name	Age	Position
Richard S. Eiswirth, Jr.	53	President, Chief Executive Officer and Director
J. Philip Jones	58	Chief Financial Officer
David Holland	58	Chief Marketing Officer, Senior Vice President Corporate Communications and Managed Markets
Philip Ashman, Ph.D.	57	Chief Operating Officer and Senior Vice President Commercial Operations Europe

Richard S. Eiswirth, Jr. — For biographical information about Mr. Eiswirth, see “– Directors” above.

J. Philip Jones has been our Chief Financial Officer since January 2019. Mr. Jones was previously our Vice President of Finance, a position he held from August 2016. Mr. Jones joined us in May 2015 as the Executive Director of Finance and Corporate Controller. Prior to May 2015, Mr. Jones held senior financial leadership roles at Theragenics Corporation, a medical device company, from July 2014 to May 2015 and Superior Essex, a public communications and electric cable company from September 2002 to July 2014. Prior to 2002, Mr. Jones held financial leadership positions at Arjo Wiggins Medical, the medical division of Arjo Wiggins Appleton and Hebel Building Systems, a division of Philipp Holzmann AG. Mr. Jones began his financial career in 1986 as an accountant for a large regional CPA firm in Atlanta, Georgia. Mr. Jones is a Certified Public Accountant in the state of Georgia and is a graduate of Auburn University with a B.S. in Business Administration with an emphasis in accounting.

David Holland is one of our co-founders and currently serves as our Chief Marketing Officer, Senior Vice President Corporate Communications and Managed Markets. Mr. Holland served as the Vice President of Marketing from the founding of the Company in 2003 through August 2010, when he was appointed the Senior Vice President of Sales and Marketing, a position he held until January 2019. Prior to co-founding the Company, Mr. Holland served as the Vice President of Marketing of Novartis Ophthalmics from 1998 to 2003. In 1997, Mr. Holland served as Global Head of the Lens Business at CIBA Vision and in 1996, Global Head of the Lens Care Business of CIBA Vision. From 1992 to 1995, Mr. Holland served as the Director of Marketing for CIBA Vision Ophthalmics. From 1989 to 1991, Mr. Holland served as New Products Manager for CIBA Vision. From 1985 to 1989, Mr. Holland served as a Brand Assistant and Assistant Brand Manager of Procter and Gamble. Mr. Holland holds an A.B. in Politics from Princeton University.

Philip Ashman, Ph.D. has served as Chief Operating Officer and Senior Vice President Commercial Operations Europe since January 2019. Previously, Dr. Ashman served as the Senior Vice President, Managing Director Europe since January 2013. Prior to joining us, Dr. Ashman held a number of leadership roles at Bayer from 2006 to 2012, including being responsible for leadership of the market access strategy in the U.K. for Bayer, covering all therapy areas including ophthalmology. Prior to this, Dr. Ashman served as Vice President Global Marketing Oncology at Bayer and also as Vice President Regional Business Unit Head (Europe) Oncology, responsible for the delivery of oncology sales and profitability targets in Europe, Canada, the Middle East and Africa. Before 2006, Dr. Ashman held UK-based business leadership positions in AstraZeneca and Sanofi. Dr. Ashman holds a doctorate in biochemistry from the University of London: Royal Holloway and Bedford, U.K., and a Bachelor of Science degree in biochemistry from the University College London, U.K.

Election of Officers

Our executive officers are currently elected by the Board on an annual basis and serve until their successors are duly elected and qualified, or until their earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file reports with the SEC regarding their ownership and changes in ownership of our securities.

Based solely upon a review of those reports and written representations provided to us by all of our directors and executive officers, we believe that during the year ended December 31, 2021, our directors, executive officers and greater than 10% stockholders timely filed all reports they were required to file under Section 16(a), except that Ocumension Therapeutics, a holder of more than 10% of our common stock, filed one report relating to one transaction four days late.

Code of Business Conduct

The Board adopted a Code of Business Conduct that relates to ethics and business conduct that applies to all of our employees, executive officers (including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions) and directors. The full text of our Code of Business Conduct is posted on our website at www.alimerasciences.com under the Investor Relations section. We intend to disclose future amendments to certain provisions of our Code of Business Conduct, or waivers of such provisions, applicable to our directors and executive officers at the same location on our website identified above and also in a Current Report on Form 8-K, as required, within four business days following the date of such amendment or waiver. The inclusion of our website address in this Form 10-K/A does not include or incorporate by reference the information on our website into this Form 10-K/A.

CORPORATE GOVERNANCE

Board Committees

The Board has established an audit committee, a compensation committee and a nominating and corporate governance committee. The Board and its committees set schedules to meet throughout the year and also can hold special meetings and act by written consent from time to time as appropriate. The independent directors of the Board also hold separate regularly scheduled executive session meetings at least twice a year at which only independent directors are present. The Board has delegated various responsibilities and authority to its committees. The committees regularly report on their activities and actions to the full Board. Each current member of each committee of the Board qualifies as an independent director in accordance with Nasdaq standards and SEC rules and regulations. Each committee of the Board has a written charter approved by the Board. Copies of each charter are posted on our website at www.alimerasciences.com under the Investor Relations section. The inclusion of our website address in this Form 10-K/A does not include or incorporate by reference the information on our website into this Form 10-K/A.

Audit Committee

Our audit committee currently consists of Peter J. Pizzo, III (chair), Brian K. Halak, Ph.D. and John Snisarenko. The Board annually reviews the Nasdaq listing standards definition of independence for audit committee members and has determined that all current members of our audit committee are independent (as independence is currently defined in applicable Nasdaq listing standards and Rule 10A-3 promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

The Board, based on recommendations from our nominating and corporate governance committee, has determined that Mr. Pizzo qualifies as an “audit committee financial expert,” as that term is defined in the rules and regulations of the SEC. The designation of Mr. Pizzo as an “audit committee financial expert” does not impose on him any duties, obligations or liability that are greater than those that are generally imposed on him as a member of our audit committee and the Board, and his designation as an “audit committee financial expert” pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of our audit committee or the Board.

The audit committee monitors our corporate financial statements and reporting and our external audits, including, among other things, our internal controls and audit functions, the results and scope of the annual audit and other services provided by our independent registered public accounting firm and our compliance with legal matters that have a significant impact on our financial statements. Our audit committee also consults with our management and our independent registered public accounting firm before our annual audited financial statements are included in our Annual Report and, as appropriate, initiates inquiries into aspects of our financial affairs. Our audit committee is responsible for establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. Our audit committee monitors compliance with our Code of Business Conduct and oversees our compliance programs. In addition, our audit committee is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors, including approving services and fee arrangements. Our audit committee approves related party transactions before we enter into them, in accordance with the applicable rules of Nasdaq.

Both our independent registered public accounting firm and our internal financial personnel regularly meet with, and have unrestricted access to, the audit committee.

Risk Oversight

The Board oversees the management of risks inherent in the operation of our business and the implementation of our business strategies. The Board performs this oversight role by using several different levels of review. In connection with its reviews of the operations and corporate functions of Alimera, the Board addresses the primary risks associated with those operations and corporate functions. In addition, the Board reviews the risks associated with Alimera’s business strategies periodically throughout the year as part of its consideration of undertaking any such business strategies.

Each of our Board committees also oversees the management of Alimera’s risk that falls within the committee’s areas of responsibility. In performing this function, each committee has full access to management, as well as the ability to engage advisors. Our Chief Financial Officer, General Counsel and other members of management report to the audit committee with respect to risk management, and our Chief Financial Officer and our General Counsel are responsible for identifying, evaluating and implementing risk management controls and methodologies to address any identified risks. In connection with its risk management role, our audit committee meets privately with representatives from our independent registered public accounting firm and our Chief Financial Officer, General Counsel and other members of management. The audit committee oversees the operation of our risk management program, including the identification of the primary risks associated with our business and periodic updates to such risks and reports to the Board regarding these activities.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Objectives and Overview

As a pharmaceutical company, we operate in an extremely competitive, rapidly changing and heavily regulated industry. We believe that the skill, talent, judgment and dedication of our executive officers and other key employees are critical factors affecting our long-term stockholder value. Therefore, our goal is to maintain a compensation program that will fairly compensate our executive officers, attract and retain highly qualified executive officers, motivate the performance of our executive officers towards, and reward the achievement of clearly defined corporate goals, and align our executive officers’ long-term interests with those of our stockholders. We believe that for life science companies, stock-based compensation is a significant motivator in attracting employees, and while base salary and the potential for cash bonuses must be at competitive levels, performance is most significantly affected by appropriately relating the potential for creating stockholder value to an individual’s compensation potential through the use of equity awards.

Compensation Committee

The compensation committee of the Board is comprised of three non-employee members of the Board. The compensation committee reviews the performance of our management in achieving corporate objectives and aims to ensure that the executive officers are compensated effectively in a manner consistent with our compensation philosophy and competitive practice. In fulfilling this responsibility, the compensation committee annually reviews the performance of each executive officer. Our Chief Executive Officer, as the manager of the executive team, assesses our executive officers’ contributions to the corporate goals and makes a recommendation to the compensation committee with respect to any merit increase in salary, cash bonus and equity award for each member of the executive team other than himself. The compensation committee meets with the Chief Executive Officer to evaluate, discuss and modify or approve these recommendations. The compensation committee also conducts a similar evaluation of the Chief Executive Officer’s contributions when the Chief Executive Officer is not present, and determines any increase in salary, cash bonus and equity award.

Compensation Consultant

The compensation committee engaged FW Cook to provide advice in connection with our executive compensation programs and incorporated FW Cook’s recommendations into its decision-making process for setting the named executive officers’ 2021 compensation.

2021 Summary Compensation Table

The following table summarizes the compensation that we paid to our Chief Executive Officer and each of our two other most highly compensated executive officers during the years ended December 31, 2021 and 2020. We refer to these executive officers in this Form 10-K/A as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)(4)	Option Awards ($)(5)(6)	All Other Compen-sation ($)(7)	Total ($)
Richard S. Eiswirth, Jr.
President and Chief Executive Officer	2021 2020	550,000 550,000	66,000 66,000	124,000 33,958	242,329 223,531	17,869 14,369	1,000,198 887,858

David Holland
Chief Marketing Officer, Senior Vice President Corporate Communications and Managed Markets	2021 2020	392,000 392,000	47,000 31,360	43,400 16,137	84,815 58,494	9,500 6,000	576,715 503,991

Philip Ashman, Ph.D.
Chief Operating Officer and Senior Vice President Commercial Operations Europe (1)	2021 2020	375,484 350,357	50,890 31,532	74,400 16,814	145,398 83,563	36,228 35,254	682,400 517,520

(1)Dr. Ashman was paid an annual salary of £273,000 in each of 2020 and 2021, which for purposes of this presentation were converted to U.S. Dollars at the average exchange rate for the twelve months ended (a) December 31, 2021 of 1.37540 U.S. Dollars per British Pound Sterling, and (b) December 31, 2020 of 1.28336 U.S. Dollars per British Pound Sterling.

(2)As explained in greater detail below, in March 2020 the compensation committee elected to grant shares of restricted stock to our executive officers partially in lieu of a cash bonus for 2020; and in March 2021, the compensation committee elected to pay additional cash bonuses to our executive officers for 2020 performance at amounts equal to 20% of each officer’s target cash bonus. In March 2022, the compensation committee elected to pay cash bonuses to our executive officers for 2021 performance equal to 30% of the target bonus for each of Dr. Ashman and Mr. Holland and 20% of the target bonus for Mr. Eiswirth.

(3)The amounts reported in this column represent the aggregate grant date fair value of awards of shares of restricted stock, computed in accordance with the FASB ASC Topic 718. See Note 14 of the Notes to the Financial Statements in the Annual Report for a discussion of our assumptions in determining the ASC 718 values of the restricted stock unit awards.

(4)The material terms of the restricted stock awards granted in 2021 and 2020 are as follows:

Name	Grant Date	# of Shares of Restricted Stock	Vesting Dates
Richard S. Eiswirth, Jr.	1/7/2021	17,500	(a)
	3/18/2020	10,884	5,442 on 3/11/2021; and 5,442 on 3/12/2021
David Holland	1/7/2021	5,525	(a)
	3/18/2020	5,172	3/8/2021
Philip Ashman, Ph.D.	1/7/2021	10,000	(a)
	3/18/2020	5,389	3/4/2021

(a)Vest in four equal annual installments beginning January 7, 2022, so long as the officer’s service as an employee of the Company is continuous from the grant date through the applicable anniversary thereof.

(5)The amounts reported in this column represent the aggregate grant date fair value of options awarded computed in accordance with FASB ASC Topic 718. See Note 14 of the Notes to the Financial Statements in the Annual Report for a discussion of our assumptions in determining the ASC 718 values of our option awards.

(6)The material terms of the stock options granted in 2021 and 2020 are described in the following table. Unless otherwise noted, each option vests in 48 equal monthly installments over a four-year period beginning on the initial vesting date.

Name	Initial Vesting Date	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Richard S. Eiswirth, Jr.	2/7/2021	52,500	5.01	1/6/2031
	2/10/2020	53,500	6.75	1/9/2030
David Holland	2/7/2021	16,875	5.01	1/6/2031
	2/10/2020	14,000	6.75	1/9/2030
Philip Ashman, Ph.D.	2/7/2021	30,000	5.01	1/6/2031
	2/10/2020	20,000	6.75	1/9/2030

(7)All Other Compensation includes:

(a)for Mr. Eiswirth, the 2021 amount was composed of 401(k) matching contributions for his benefit, short-term and long-term disability gross-ups paid on his behalf and long-term disability premium payments for his benefit, and the 2020 amount was composed of 401(k) matching contributions for his benefit, short-term and long-term disability gross-ups paid on his behalf and long-term disability premium payments for his benefit;

(b)for Mr. Holland, the 2021 amount was composed of 401(k) matching contributions for his benefit and short-term and long-term disability gross-ups paid on his behalf, and the 2020 amount was composed of 401(k) matching contributions for his benefit and short-term and long-term disability gross-ups paid on his behalf; and

(c)for Dr. Ashman, the 2021 amount was composed of contributions to a private pension of $13,699 and payments of $22,529 for the use of his own car, and the 2020 amount was composed of contributions to a private pension of $22,472 and payments of $12,782 for the use of his own car.

Narrative Explanation of Certain Aspects of the Summary Compensation Table

Overview

The compensation paid to Mr. Eiswirth, Mr. Holland and Dr. Ashman in 2021 consisted of the following components:

•base salary;

•cash bonuses; and

•long-term incentive compensation in the form of stock options and grants of restricted stock that vest over four years.

Employment Agreements with Our Named Executive Officers

We have entered into amended and restated employment agreements (each an Employment Agreement) with two of our named executive officers, Mr. Eiswirth and Mr. Holland. These Employment Agreements are based on the same form. We have also entered into an Employment Contract with Dr. Ashman (the Ashman Employment Contract), who resides in the U.K., using a form suitable for that jurisdiction, as well as a Change in Control Severance Agreement. The Ashman Employment Contract and the Change in Control Severance Agreement are described below.

The Employment Agreements provide for a starting base salary that may be reviewed and increased from time to time at the discretion of the compensation committee, which has exercised this discretion, including in setting the salaries of Mr. Eiswirth and Mr. Holland for 2021. The Employment Agreements also requires us to pay an annual bonus for each year to the executive officer no later than 2 ½ months after the end of that year in the amount, and subject to the terms and conditions of, our cash incentive plan applicable to executive officers. Mr. Eiswirth’s target annual bonus amount shall not be reduced to an amount below 55% of his then-current base salary, and Mr. Holland’s target annual bonus amount shall not be reduced to an amount below 40% of his then-current base salary. Each of Mr. Eiswirth and Mr. Holland is eligible to receive and has received equity awards at the discretion of the compensation committee.

The Ashman Employment Contract (a) provides for a base annual salary that the compensation committee reviews annually and may or may not increase from time to time, at its discretion, and (b) states that he is eligible to receive a discretionary annual bonus with a target of 40% of base salary, subject to such conditions as we may determine. Dr. Ashman has also received equity awards at the discretion of the compensation committee.

Each of the Employment Agreements provides that the applicable named executive officer’s employment with us is “at will,” and the Ashman Employment Contract includes language to that effect.

The named executive officers are entitled to receive all other benefits generally available to our executive officers in the U.S., with Dr. Ashman receiving similar benefits in the U.K. The Employment Agreements with Mr. Eiswirth and Mr. Holland, and the Change in Control Severance Agreement of Dr. Ashman, also provide certain severance and change in control-related benefits to them, including cash severance and vesting acceleration upon the occurrence of certain defined events. Dr. Ashman also receives certain severance benefits as described below. Additional information regarding these agreements is included below.

Under each of the following headings, we describe additional material terms of the employment agreements that were in effect during 2021.

Base Salaries and Bonuses

For the year ended December 31, 2021, the annual base salaries, target bonuses and cash bonuses actually paid to our named executive officers were as follows:

Name	Base Salary ($)	“Target Bonus” ($) (Not Paid) (1)	Cash Bonus Actually Paid ($)(2)
Richard S. Eiswirth, Jr.	550,000	330,000	66,000
David Holland	392,000	156,800	47,000
Philip Ashman, Ph.D.	375,484	168,968	50,890

(1)The target bonuses as a percentage of base salary were 60% for Mr. Eiswirth; 40% for Mr. Holland; and 45% for Dr. Ashman.

(2)The cash bonuses actually paid, as a percentage of the target bonuses, were equal to 30% of the target bonus for each of Dr. Ashman and Mr. Holland and 20% of the target bonus for Mr. Eiswirth.

In March 2022, the compensation committee elected to pay cash bonuses to our executive officers for 2021 performance at amounts equal to 30% of the target bonus for each of Dr. Ashman and Mr. Holland and 20% of the target bonus for Mr. Eiswirth. In March 2021 the compensation committee had discussed with management the proposed target bonuses for 2021 but did not adopt the required financial goals to achieve those targets in light of the continuing uncertainty caused by the COVID-19 pandemic. In reaching its decision in March 2022 to pay bonuses to the executive officers, the compensation committee determined that it was appropriate to reward our executive officers for their outstanding performance in a highly challenging and uncertain year at the percentages of their target bonuses noted above.

Long-Term Incentive Compensation – Stock Options and Restricted Stock

We use equity awards for our long-term equity compensation to ensure that our executive officers have a continuing stake in our long-term success. Our long-term incentive awards have primarily been in the form of options to purchase our common stock. Because our executive officers are awarded stock options with an exercise price equal to the fair market value of our common stock on the date of grant, these options will have value to our executive officers only if the market price of our common stock increases after the date of grant and they remain employed by us through the vesting date. For 2021, the compensation committee determined in January 2021 with respect to equity compensation for 2021 that it would be appropriate for approximately 75% of each equity award to be in the form of stock options and 25% to be in the form of restricted stock.

Generally, to align the executive’s interests with those of our stockholders, we make a significant stock option grant to an executive officer at the first regularly scheduled meeting of the compensation committee after the officer commences employment. Typically, both our initial stock option grants to new officers and our stock option grants to continuing officers vest in 1/48th increments monthly over four years, so long as the officer’s service as our employee is continuous from the grant date through the applicable vesting date. We believe that the resulting overlapping vesting schedule from awards made in prior years, together with the number of shares subject to each award, helps ensure a meaningful incentive to remain in our employment and to enhance stockholder value over time. For 2021, we also granted shares of restricted stock that vest in four equal annual installments beginning on the first anniversary of the date of grant, so long as the officer’s service as our employee is continuous from the grant date through the applicable vesting date. We believe that these grants of restricted stock, like our option grants, provide a meaningful incentive for the officer to remain in our employment and enhance stockholder value over time.

For information regarding the vesting and acceleration provisions applicable to the options held by our named executive officers, please see “Severance and Change in Control Benefits for Mr. Eiswirth, Mr. Holland and Dr. Ashman” below.

On January 7, 2021, we granted 52,500 stock options and 17,500 shares of restricted stock to Mr. Eiswirth, 16,875 stock options and 5625 shares of restricted stock to Mr. Holland and 30,000 stock options and 10,000 shares of restricted stock to Dr. Ashman. The exercise price for each option is $5.01, the closing price of our common stock on the Nasdaq Global Market on January 7, 2021, and these awards vest as described above.

Outstanding Equity Awards as of December 31, 2021

The following table sets forth information regarding the stock options and restricted shares held by each of our named executive officers as of December 31, 2021. The vesting provisions applicable to each outstanding option and restricted share is described in the footnotes to the following table. For a description of the acceleration of vesting provisions applicable to the equity-based awards held by our named executive officers, please see the section titled “Severance and Change in Control Benefits for Mr. Eiswirth, Mr. Holland and Dr. Ashman” below.

	Option Awards						Stock Awards
Name	Initial Vesting Date (1)		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Initial Vesting Date (1)(3)	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)
Richard S. Eiswirth, Jr.	3/10/2012		11,334	—	24.75	2/10/2022	1/7/2022	17,500	89,775
	1/19/2013		20,568	—	24.90	12/19/2022
	1/16/2014		22,667	—	37.05	12/15/2023
	2/28/2015		18,334	—	82.65	1/28/2025
	2/4/2016		18,334	—	37.05	1/3/2026
	2/20/2017		21,668	—	17.70	1/19/2027
	2/22/2018	(2)	19,584	416	17.40	1/21/2028
	2/23/2019	(2)	24,306	9,028	12.90	1/22/2029
	2/10/2020	(2)	25,635	27,865	6.75	1/09/2030
	2/7/2021	(2)	12,031	40,469	5.10	2/6/2031
David Holland	3/10/2012		5,001	—	24.75	2/10/2022	1/7/2022	5,625	28,856
	1/19/2013		9,202	—	24.90	12/19/2022
	1/16/2014		10,001	—	37.05	12/15/2023
	2/28/2015		8,334	—	82.65	1/28/2025
	2/4/2016		8,334	—	37.05	1/3/2026
	2/20/2017		10,001	—	17.70	1/19/2027
	2/22/2018	(2)	9,139	195	17.40	1/21/2028
	2/23/2019	(2)	8,264	3,070	12.90	1/22/2029
	2/10/2020	(2)	6,708	7,292	6.75	1/09/2030
	2/7/2021	(2)	3,867	13,008	5.10	2/6/2031
Philip Ashman, Ph.D.	2/2/2013		13,334	—	24.45	1/2/2022	1/7/2022	10,000	51,300
	1/16/2014		13,334	—	37.05	12/15/2023
	2/28/2015		8,334	—	82.65	1/28/2025
	2/4/2016		8,334	—	37.05	1/3/2026
	2/20/2017		10,000	—	17.70	1/19/2027
	2/22/2018	(2)	9,792	208	17.40	1/21/2028
	2/23/2019	(2)	9,723	3,611	13.80	1/22/2029
	2/10/2020	(2)	9,583	10,417	6.75	1/09/2030
	2/7/2021	(2)	6,875	23,125	5.10	2/6/2031

(1)If no footnote is provided, the award was fully vested at December 31, 2021.

(2)Vests in 48 equal monthly installments over a four-year period beginning on the initial vesting date.

(3)Vest in four equal annual installments beginning January 7, 2022, so long as the officer’s service as an employee of the Company is continuous from the grant date through the applicable anniversary thereof

Severance and Change in Control Benefits for Mr. Eiswirth, Mr. Holland and Dr. Ashman

The Employment Agreements of Mr. Eiswirth and Mr. Holland, and the Change in Control Severance Agreement of Dr. Ashman, provide certain severance and change in control benefits as described below. Under each heading below, we describe the terms of the agreements that were in effect during 2021. (Dr. Ashman’s Change in Control Severance Agreement became effective as of July 16, 2021.)

Acceleration Provisions for Unvested Options and Shares of Restricted Stock in Event of Change in Control

Each agreement includes acceleration provisions for unvested options and shares of restricted stock (“restricted shares”) in the event of a change in control. (Although we currently have no outstanding restricted stock units, or RSUs, they would be treated in a similar manner to that described in this paragraph.) Under these provisions, if a change in control occurs, each officer will receive 12 months of additional vesting for any stock options and restricted shares that are outstanding and unvested as of the date of such transaction. In addition, the officer’s unvested stock options and restricted shares will vest in full if (a) Alimera is subject to a change in control before the officer’s employment with us terminates and (b) within 12 months after the change in control, we terminate the officer’s employment with us without cause or the officer terminates his employment for good reason. Further, if we are a party to a merger or consolidation, the officer’s unvested stock options and restricted shares will vest in full unless the agreement evidencing the merger or consolidation provides for one or more of the following: (a) the continuation of the officer’s stock options and restricted shares by Alimera if Alimera is the surviving corporation; (b) the assumption of the officer’s stock options and restricted shares by the surviving corporation or its parent; (c) the substitution by the surviving corporation of its parent of new stock options and restricted shares for the officer’s existing stock options and restricted shares; (d) full exercisability of outstanding stock options and full vesting of the stock underlying the restricted shares, followed by the cancellation of such stock options and restricted shares; or (e) the cancellation of the officer’s outstanding stock options and restricted shares and a payment to the officer equal to the excess of (i) the fair market value of the stock subject to such stock options and restricted shares (whether or not such stock options and restricted shares are then exercisable or vested, as applicable) as of the closing date of such merger or consolidation over (ii) the exercise price (for stock options).

Termination Without Cause/Resignation for Good Reason – Not in Connection with a Change in Control

In addition, each of Mr. Eiswirth’s and Mr. Holland’s Employment Agreements provides that if we terminate the applicable named executive officer’s employment without cause or if he resigns for good reason, either more than three months prior to a change in control or more than 18 months after a change in control, subject to the conditions in the Employment Agreement, the officer will be entitled to:

•100% of his total annual base salary at the rate in effect at the time of termination paid in 12 monthly installments;

•a cash payment equal to his earned and pro-rated annual bonus; and

•payment of the premiums for medical insurance coverage for the officer and the officer’s dependents under COBRA for one year following the date of termination or, if earlier, until the officer is eligible to be covered under another substantially equivalent medical insurance plan by a subsequent employer.

Termination Without Cause/Resignation for Good Reason in Connection with a Change in Control

For each of Mr. Eiswirth, Mr. Holland and Dr. Ashman, if we terminate the applicable named executive officer’s employment without cause or if he resigns for good reason, either within three months prior to a change in control or within 18 months after a change in control, subject to the conditions in the Employment Agreement, the named executive officer will be entitled to:

•a cash payment equal to his earned and pro-rated annual bonus;

•for Mr. Eiswirth and Mr. Holland, payment of the premiums for medical insurance coverage for the officer and the officer’s dependents under COBRA, and for Dr. Ashman, payment of the taxable value of any accrued benefit entitlements (subject to such withholdings as required by law, including income tax and national insurance contributions), with the specific number of months of payment varying based on the named executive officer as described below; and

•a multiple of the sum of (a) his total annual base salary at the rate in effect at the time of termination plus (b) his target bonus in effect at the time of termination, with the specific multiple and timing of payments varying based on the named executive officer as described below:

▪For Mr. Eiswirth, the multiple of the sum is 150%, which will be paid in 18 monthly installments. In addition, the payment of premiums for medical insurance will be for 18 months or until he is eligible to be covered under another substantially equivalent medical insurance plan by a subsequent employer.

▪For Mr. Holland, the multiple of the sum is 125%, which will be paid in 15 monthly installments. In addition, the payment of premiums for medical insurance will be for 15 months or until he is eligible to be covered under another substantially equivalent medical insurance plan by a subsequent employer.

▪For Dr. Ashman, the multiple of the sum is 100%, which will be paid in 12 monthly installments. In addition, the payment of the taxable value of any accrued benefit entitlements will be for the 12-month period following the termination of employment.

Severance Benefits for Dr. Ashman Not in Connection with a Change in Control

First, either Dr. Ashman or Alimera may terminate the Ashman Employment Contract upon giving six months written notice. In that event, we are obligated to pay Dr. Ashman his salary and provide all other benefits arising under the Ashman Employment Contract during the six-month period, including bonus or other performance-related benefits. In addition, if we terminate the Ashman Employment Contract for reasons other than gross misconduct, or Dr. Ashman resigns from his employment after we have constructively dismissed him from employment, we are obligated to pay an additional sum representing six months’ basic salary, accrued bonus and taxable value of any accrued benefit entitlements within one month following the effective date of termination, subject to deduction of income tax and national insurance contributions. If we dismiss Dr. Ashman for gross misconduct, however, he will not be entitled to any further notice or payment except for the amount that has accrued and is due at the date of termination.

Rationale for Severance and Change in Control Arrangements

Our compensation committee believes that these severance and change in control arrangements mitigate some of the risk that exists for executives working in a smaller company. These arrangements are intended to attract and retain qualified executives who could have other job alternatives that may appear to them to be less risky absent these arrangements. Particularly given the significant acquisition activity in the life science industry, we could be acquired by another company in the future. Accordingly, our compensation committee believes that the larger severance packages resulting from terminations related to change in control transactions, and bonus and vesting packages relating to the change in control itself, will provide an incentive for these executives to help execute such a transaction from its early stages until closing.

Benefits upon Death or Disability

Death of the Officer

The Employment Agreement of each of Mr. Eiswirth and Mr. Holland provides certain benefits if his employment is terminated on account of his death. In that event, we are obligated to pay:

(a)his base salary through the end of the month in which his death occurred,

(b)a cash payment equal to his earned and pro-rated annual bonus through the date of death,

(c)any benefits the officer is entitled to under the terms of any applicable disability plans or other employee benefit plan, and

(d)the premiums for medical insurance coverage for the officer’s dependents under COBRA for 12 months after the date of death or, if earlier, until the officer’s dependents are eligible to be covered under another substantially equivalent medical insurance plan.

In addition, all of Mr. Eiswirth’s remaining unvested equity awards will vest upon his death.

Disability of the Officer

The Employment Agreement of each of Mr. Eiswirth and Mr. Holland provides certain benefits if his employment is terminated on account of his disability. In that event, we are obligated to pay:

(a)his base salary through the end of the month in which the termination occurred,

(b)a cash payment equal to his earned bonus,

(c)any benefits the officer is entitled to under the terms of any applicable disability plans or other employee benefit plan, and

(d)the premiums for medical insurance coverage for the named executive officer and the officer’s dependents under COBRA for 18 months after the date of termination or, if earlier, until the officer is eligible to be covered under another substantially equivalent medical insurance plan by a subsequent employer.

In addition, all of Mr. Eiswirth’s remaining unvested equity awards will vest upon his disability where a “separation from service” as defined in the regulations under Section 409A occurs.

The Ashman Employment Contract does not include provisions regarding benefits if his employment is terminated on account of his death or disability.

Other Benefits

Mr. Eiswirth and Mr. Holland are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, disability and accidental death and dismemberment insurance, our employee stock purchase plan and our 401(k) plan, in each case on the same basis as other U.S.-based employees, subject to applicable law. We also provide vacation and other paid holidays to all employees, including our executive officers, which are comparable to those provided at peer companies.

Dr. Ashman is eligible to participate in all of our employee benefit plans available to our employees in the U.K., and we contributed $13,699 to a private pension for Dr. Ashman in 2021. In addition, we pay Dr. Ashman a car allowance for use of his own car. That allowance was $22,529 in 2021.

At this time, we do not provide special benefits or other perquisites to our executive officers other than the car allowance to Dr. Ashman.

Policies Regarding Recovery of Awards

Our compensation committee has not adopted a policy that requires us to make retroactive adjustments to any cash or equity-based incentive compensation paid to executive officers (or others) where the payment was predicated upon the achievement of financial results that were subsequently the subject of a restatement. However, we expect to implement a clawback policy in accordance with the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the regulations that will be issued under that Act. We elected to wait until the SEC issues guidance about the proper form of a clawback policy to ensure that we implement a fully compliant policy at one time, rather than implementing a policy this year that may require amendment in the future after the SEC regulations are released.

Tax and Accounting Treatment of Compensation

The compensation committee considers the deductibility of executive compensation under Internal Revenue Code Section 162(m) and reserves the flexibility to take actions that may be based on considerations in addition to tax deductibility. The compensation committee believes that stockholder interests are best served by not restricting the compensation committee’s discretion and flexibility in crafting compensation programs, even if such programs may result in certain non-deductible compensation expenses. Accordingly, we may provide compensation that is not deductible. Section 162(m) (as amended in 2017 by the Tax Cuts and Jobs Act) generally disallows, subject to certain exceptions, a federal income tax deduction to public companies for compensation in excess of $1 million per year paid to an individual who was the company’s chief executive officer or chief financial officer, or among the company’s three most highly compensated executive officers, at any time during the year, or an individual whose compensation was subject to the $1 million cap on deductible compensation in 2017 or later years (under the once a covered employee always a covered employee rule), or beneficiary of any such individual.

We account for equity compensation paid to our employees under the rules of FASB ASC Topic 718, which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. We have not tailored our executive compensation program to achieve particular accounting results.

Policies on Ownership, Insider Trading, Hedging, 10b5-1 Plans and Pledging

We do not have formal stock ownership guidelines for our executive officers, because the compensation committee is satisfied that stock and option holdings among our executive officers provide motivation and align this group’s interests with those of our stockholders. In addition, we believe that stock ownership guidelines are rare in commercial pharmaceutical companies at our stage, which means that ownership requirements would put us at a competitive disadvantage when recruiting and retaining high-quality executives.

Our securities trading policy prohibits our Board members, officers, employees and consultants from engaging in (a) transactions involving options on our securities, such as puts, calls and other derivative securities, whether on an exchange or in any other market, and (b) hedging transactions, such as collars and forward sale contracts.

We have authorized our executive officers to enter into trading plans established according to Section 10b5-1 of the Exchange Act with an independent broker-dealer (“broker”) that we designate, although as of the filing date of this Form 10-K/A, none of our executive officers had a trading plan in effect. These plans may include specific instructions for the broker to exercise vested options and sell Alimera stock on behalf of the executive officer at certain dates, if our stock price is above a specified level or both. Under these plans, the executive officer no longer has control over the decision to exercise and sell the securities in the plan, unless he or she amends or terminates the trading plan during a trading window. Plan modifications are not effective until the 31st day after adoption. The purpose of these plans is to enable executive officers to recognize the value of their compensation and diversify their holdings of our stock during periods in which the executive officer would be unable to sell our common stock because material information about us had not been publicly released.

Our securities trading policy requires our Board members, officers, employees and consultants to exercise extreme caution in holding Company securities in a margin account or pledging Company securities as collateral for a loan.

Stockholder Advisory Vote on Executive Compensation

At our 2021 annual meeting of stockholders, approximately 99.0% of the shares voted were in favor of the compensation of our named executive officers as disclosed in the proxy statement for the 2021 annual meeting of stockholders, including the 2020 Summary Compensation Table and other related tables and disclosures. The compensation committee considers this vote to be an endorsement of our compensation philosophy and practices, including our balance between cash and equity compensation. Based upon that stockholder vote, the compensation committee believed that significant modifications to our executive compensation program were not necessary for 2021 and, as such, it remained relatively unchanged from our 2020 program. Both our compensation committee and the Board intend to periodically reevaluate our executive compensation philosophy and practices in light of our performance, needs and developments, including the outcome of future non-binding advisory votes by our stockholders.

Director Compensation

In the spring of 2019, the compensation committee engaged FW Cook to conduct an independent review of the Company’s non-employee director compensation program. Based on that review and discussions with FW Cook, the compensation committee recommended to the Board that certain increases in cash compensation and stock-based awards be made to align non-employee director compensation with market practices. The compensation committee also received advice from FW Cook with respect to including an annual limit on the compensation of non-employee directors ($400,000 per year per non-employee director) as reflected in the Alimera Sciences, Inc. 2019 Omnibus Incentive Plan (as amended, the “2019 Plan”). Our stockholders approved the 2019 Plan at the 2019 annual meeting held on June 18, 2019. On June 19, 2019, the Board, after considering the recommendation of the compensation committee and the advice of FW Cook, revised our non-employee director compensation program in accordance with the compensation committee’s recommendations. At the 2021 annual meeting held on June 15, 2021, our stockholders approved an amendment to the 2019 Plan to increase by 1,000,000 the number of shares of common stock reserved for issuance under the 2019 Plan.

In the spring of 2021, the compensation committee again engaged FW Cook to conduct an independent review of the Company’s non-employee director compensation program. Based on that review and discussions with FW Cook, in November 2021 the compensation committee determined that it was appropriate to maintain the existing non-employee director compensation program except for increasing the initial (prorated) and annual option grants from options to purchase 3,333 shares to options to purchase 6,000 shares.

The following table describes our current non-employee director compensation program, which consists of annual cash retainers paid in four quarterly payments and options to purchase shares of our common stock:

Term	Compensation
Annual Cash Retainer for All Non-Employee Directors	$40,000
Chairman of Board	Additional annual retainer:$45,000
Lead Independent Director	Additional annual retainer: $15,000
Chair of Audit Committee	Additional annual retainer:$20,000
Chair of Compensation Committee	Additional annual retainer:$15,000
Chair of Nominating and Corporate Governance Committee	Additional annual retainer:$ 8,000
Non-Chair Member of Audit Committee	Additional annual retainer:$10,000
Non-Chair Member of Compensation Committee	Additional annual retainer:$ 7,000
Non-Chair Member of Nominating and Corporate Governance Committee	Additional annual retainer:$ 4,000
Initial Option Grant	Option to purchase up to 6,000 shares of our common stock upon election as director prorated based on the number of days remaining in the year of election (1)
Annual Option Grant	Option to purchase 6,000 shares of our common stock following each annual meeting of stockholders (1)

(1)Options vest and become exercisable in equal monthly installments over the following 12 months after grant if the director provides continuous service through the applicable vesting date, provided that the annual options to purchase 6,000 shares granted to non-employee directors in November 2021 will vest on June 15, 2022 if the director provides continuous service through that vesting date. The monthly vesting of initial option grants is prorated over the applicable number of days remaining in the year of election.

All stock option grants to non-employee directors will have an exercise price per share equal to the fair market value of one share of our common stock on the date of grant and will be subject to the terms of the 2019 Plan. Each option granted under the 2019 Plan to each of our non-employee directors that is not fully vested will become fully vested (a) upon a change in control of the Company and (b) if the non-employee director’s service terminates due to death.

Our current policy is to reimburse our non-employee directors for travel, lodging and other reasonable expenses incurred in connection with their attendance at Board and committee meetings.

Director Compensation Table for Year Ended December 31, 2021

The following table sets forth information regarding compensation earned during the fiscal year ended December 31, 2021 by each of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Brian K. Halak, Ph.D.	51,500	16,151	–	67,651
Garheng Kong, M.D., Ph.D.	56,000	16,151	–	72,151
James R. Largent	70,000	16,151	–	86,151
C. Daniel Myers	85,000	16,151	120,000 (2)	221,151
Erin Parsons	3,917	11,412	–	15,329
Peter J. Pizzo, III	64,000	16,151	–	80,151
John Snisarenko	50,000	16,151	–	66,151
Mary T. Szela	25,000	–	–	25,000

(1)The amounts reported in this column represent the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. See Note 14 of the Notes to the Financial Statements in the Annual Report for a discussion of our assumptions in determining the ASC 718 values of our option awards.

On November 2, 2021, each of Dr. Halak, Dr. Kong, Mr. Largent, Mr. Myers, Mr. Pizzo and Mr. Snisarenko was granted a stock option to purchase 6,000 shares at an exercise price of $4.05, which is equal to the closing price of our stock on the Nasdaq Global Market on the date of grant. Each of these options has a 10-year term and vests on June 15, 2022, provided the director provides continuous service to us through the applicable vesting date.

On November 30, 2021, the date of her appointment as a director, Ms. Parsons was granted a stock option to purchase 3,255 shares at an exercise price of $5.23, which is equal to the closing price of our stock on the Nasdaq Global Market on the date of grant. These options became and will become exercisable in equal monthly installments of 465 shares on the 15th day of each month from December 15, 2021 through June 15, 2022, provided she has provided continuous service to us through the applicable vesting date.

The following table describes the number of shares of our common stock that are purchasable under outstanding and unexercised options to purchase shares of our common stock held as of December 31, 2021 by each of our non-employee directors who served during 2021, whether exercisable or not:

Name	Number of Common Shares Purchasable under Outstanding Options
Brian K. Halak, Ph.D.	24,671
Garheng Kong, M.D., Ph.D.	24,671
James R. Largent	24,671
C. Daniel Myers	208,474
Erin Parsons	3,255
Peter J. Pizzo, III	24,671
John Snisarenko	12,410
Mary T. Szela	–

(2)Payment for consulting services under Mr. Myers’ Succession and Consulting Agreement with the Company.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee is or has ever been an officer or employee of the Company. No executive officer of the Company serves as a member of the Board or compensation committee of any other entity that has one or more executive officers serving as a member of the Board or our compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Overview

The first table below provides information concerning beneficial ownership of our common stock and preferred stock as of April 25, 2022 by each stockholder, or group of affiliated stockholders, known to us to beneficially own more than 5% of our outstanding common stock and preferred stock.

The second table provides information concerning beneficial ownership of our common stock as of April 25, 2022, by:

•each of our named executive officers;

•each of our directors; and

•all of our current executive officers and directors as a group.

The following tables are based upon information supplied by directors, executive officers and principal stockholders; and Schedule 13G, Schedule 13D and Section 16 filings filed with the SEC through April 25, 2022. The column in each table entitled “Percentage of Shares of Common Stock Beneficially Owned” is based upon 6,992,654 shares of common stock outstanding as of April 25, 2022.

Preferred Stock

We have one authorized and outstanding series of preferred stock: our Series A Convertible Preferred Stock (Series A Preferred Stock).

Explanation of Certain Calculations in the Table for 5% Stockholders

The column in the following table entitled “Number of Shares of Common Stock Beneficially Owned” includes shares of common stock issuable upon conversion of shares of Series A Preferred Stock. To our knowledge, the stockholders listed in the table beneficially own no other securities or right under which they are entitled to acquire shares of common stock within 60 days of April 25, 2022. The column entitled “Percentage of Shares of Common Stock Beneficially Owned” deems the shares of common stock described in the first sentence of this paragraph to be outstanding and to be beneficially owned by the person holding the Series A Preferred Stock for the purpose of computing the percentage ownership of the holder of those securities, but those securities are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Each share of Series A Preferred Stock is convertible into shares of common stock at the rate equal to $40.00 divided by $39.90, which means that the outstanding shares of Series A Preferred Stock are convertible into 601,504 shares of common stock as of April 25, 2022. For voting purposes, however, each share of Series A Preferred Stock is entitled to one vote per share of common stock underlying the Series A Preferred Stock on an as-converted basis based on a deemed conversion price of $44.25 per share, which results in 542,372 votes for the Series A Preferred Stock as of April 25, 2022. As a result, the voting power of the holders of Series A Preferred Stock expressed as a percentage of the total voting power of our outstanding shares of capital stock is somewhat lower than the percentage provided in the Percentage of Shares of Common Stock Beneficially Owned column in the table below.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Shares of Common Stock Beneficially Owned	Number of Shares of Series A Preferred Stock Beneficially Owned		Percentage of Shares of Series A Preferred Stock Beneficially Owned

5% Stockholders (other than our executive officers and directors)
Ocumension Therapeutics 502-1 Want Want Plaza No. 211 Shimen Yi Road Jing’an District, Shanghai PRC	1,144,945	(1)	16.4%	–		–
Morgan Stanley 1585 Broadway New York, New York 10036	919,546	(2)	13.2%	–		–
Palo Alto Investors, LLC 470 University Avenue Palo Alto, California 94301	802,423	(3)	11.5%	600,000	(4)	100.0%

(1)	Based on Schedule 13G filed with the SEC on April 30, 2021 by Ocumension Therapeutics.
(2)

Based on Schedule 13G/A filed with the SEC on March 10, 2022 by Morgan Stanley. The Schedule 13G/A states that Morgan Stanley has shared voting power over 914,132 shares of our common stock, and shared dispositive power over all the reported shares.

(3)

Based on Schedule 13G/A filed with the SEC on February 14, 2022 by Patrick Lee, MD, Anthony Joonkyoo Yun, MD, Palo Alto Investors LP (PAI), PAI LLC, Palo Alto Healthcare Master Fund, L.P. (Healthcare Master) and Palo Alto Healthcare Master Fund II, L.P. (Healthcare Master II). Represents 8,600 shares of common stock and 21,554 shares of common stock issuable upon conversion of Series A Preferred Stock beneficially owned by PAI, as an investment adviser to investment limited partnerships, and PAI LLC, as the general partner of investment limited partnerships; 81,105 shares of common stock and 231,779 shares of common stock issuable upon conversion of Series A Preferred Stock held by Healthcare Master; 111,215 shares of common stock and 348,170 shares of common stock issuable upon conversion of Series A Preferred Stock held by Healthcare Master II. Dr. Patrick Lee and Dr. Anthony Joonkyoo Yun co-manage PAI. PAI, PAI LLC, Healthcare Master, Healthcare Master II, Dr. Lee and Dr. Yun (collectively the “PAI Investors”) filed a Schedule 13G jointly, but not as members of a group, and each of them expressly disclaims membership in a group. Each PAI Investor disclaims beneficial ownership, except to the extent of that PAI Investors’ pecuniary interest therein. In addition, the filing of the Schedule 13G jointly by Healthcare Master and Healthcare Master II should not be construed as an admission that any of them is, and each disclaims that it is, a beneficial owner of any of common stock or Series A Preferred Stock. The principal business office of Healthcare Master and Healthcare Master II is located at Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman KY1-9008, Cayman Islands.

(4)

Includes 21,500 shares of Series A Preferred Stock held by PAI LLC, 231,200 shares of Series A Preferred Stock held by Healthcare Master and 347,300 shares of Series A Preferred Stock held by Healthcare Master II. For further information regarding PAI Investors, see footnote (3) above.

Explanation of Certain Calculations in the Table for Directors and Named Executive Officers

The column in the following table entitled “Number of Shares of Common Stock Beneficially Owned” includes shares of common stock underlying options to purchase common stock that are currently exercisable or exercisable within 60 days of April 25, 2022. To our knowledge, the stockholders listed in the following table, as well as the executive officers included in the group but not specifically named, beneficially own no other securities or right under which they are entitled to acquire shares of common stock within 60 days of April 25, 2022. The column entitled “Percentage of Shares of Common Stock Beneficially Owned” deems the shares of common stock described in the first sentence of this paragraph to be outstanding and to be beneficially owned by the person holding the option to purchase common stock for the purpose of computing the percentage ownership of the holder of those securities, but those securities are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Because our executive officers and directors do not beneficially own any shares of our preferred stock, the table omits the columns that describe ownership of Series A Preferred Stock.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned		Percentage of Shares of Common Stock Beneficially Owned
Directors and Named Executive Officers
Philip Ashman, Ph.D.	108,165	(2)	1.5%
Richard S. Eiswirth	308,805	(3)	4.3%
Brian K. Halak, Ph.D.	24,998	(4)	*
David Holland	113,185	(5)	1.6%
Garheng Kong, Ph.D.	24,671	(6)	*
James R. Largent	37,671	(7)	*
C. Daniel Myers	194,050	(8)	2.7%
Erin Parsons	3,255	(9)	*
Peter J. Pizzo, III	25,171	(10)	*
John Snisarenko	22,410	(11)	*
All current directors and executive officers as a group (11 persons)	928,440	(12)	12.0%

[Footnotes begin on following page.]

*	Represents beneficial ownership of less than one percent of our outstanding common stock.
(1)	Unless otherwise indicated, the address for each beneficial owner is c/o Alimera Sciences, Inc., 6310 Town Square, Suite 400, Alpharetta, Georgia 30005.
(2)	Includes 88,789 shares issuable upon exercise of options exercisable within 60 days of April 25, 2022.
(3)	Includes 208,771 shares issuable upon exercise of options exercisable within 60 days of April 25, 2022.
(4)	Includes 24,671 shares issuable upon exercise of options exercisable within 60 days of April 25, 2022.
(5)	Includes 82,055 shares issuable upon exercise of options exercisable within 60 days of April 25, 2022.
(6)	Includes 24,671 shares issuable upon exercise of options exercisable within 60 days of April 25, 2022.
(7)	Includes 24,671 shares issuable upon exercise of options exercisable within 60 days of April 25, 2022.
(8)	Includes 188,472 shares issuable upon exercise of options exercisable within 60 days of April 25, 2022.
(9)	Includes 3,255 shares issuable upon exercise of options exercisable within 60 days of April 25, 2022.
(10)	Includes 24,671 shares issuable upon exercise of options exercisable within 60 days of April 25, 2022.
(11)	Includes 12,410 shares issuable upon exercise of options exercisable within 60 days of April 25, 2022.
(12)	Includes 723,527 shares issuable upon exercise of options exercisable within 60 days of April 25, 2022.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During 2020 and 2021, we were not a participant in any transaction or series of transactions in which the amount involved did exceed or may exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for 2020 and 2021 in which any directors, director nominees, executive officers, greater than 5% beneficial owners and their respective immediate family members (each, a Related Person) had or will have a direct or indirect material interest, other than the compensation arrangements (including with respect to equity compensation) described in “Executive Compensation” beginning on page 7 and “Director Compensation” on page 17.

We intend to ensure that all future transactions between us and any Related Person are approved by a majority of the members of the Board, including a majority of the independent and disinterested members of the Board, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

Limitation of Liability and Indemnification

We have entered into indemnification agreements with each of our directors and executive officers. The agreements provide that we will indemnify each of our directors and executive officers against any and all expenses incurred by that director or executive officer because of his or her status as one of our directors or executive officers, to the fullest extent permitted by Delaware law, our restated certificate of incorporation and our amended and restated bylaws. In addition, the agreements provide that, to the fullest extent permitted by Delaware law, but subject to various exceptions, we will advance all expenses incurred by our directors in connection with a legal proceeding.

Our restated certificate of incorporation and amended and restated bylaws contain provisions relating to the limitation of liability and indemnification of directors. The restated certificate of incorporation provides that our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duty as a director, except for liability:

•for any breach of the director’s duty of loyalty to us or our stockholders;

•for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

•in respect of unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

•for any transaction from which the director derives any improper personal benefit.

Our restated certificate of incorporation also provides that if Delaware law is amended in the future to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of our directors will be eliminated or limited to the fullest extent permitted by Delaware law. The foregoing provisions of the restated certificate of incorporation are not intended to limit the liability of directors or officers for any violation of applicable federal securities laws. As permitted by Section 145 of the Delaware General Corporation Law, our restated certificate of incorporation provides that we may indemnify our directors to the fullest extent permitted by Delaware law and the restated certificate of incorporation provisions relating to indemnity may not be retroactively repealed or modified so as to adversely affect the protection of our directors.

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws authorize us (a) to enter into indemnification agreements with our directors and executive officers, which we have done, and (b) to purchase directors’ and officers’ liability insurance, which we currently maintain to cover our directors and executive officers.

Director Independence

Each of our directors – other than Richard S. Eiswirth, Jr., our CEO, and C. Daniel Myers, our former CEO – qualifies as an independent director in accordance with the published listing requirements of the Nasdaq Global Market, or Nasdaq. The Nasdaq independence definition includes a series of objective tests, such as that the director is not also one of our employees and has not engaged in various types of business dealings with us. In addition, as further required by the Nasdaq rules, the Board has made a subjective determination as to each independent director that no relationships exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fees

The following table sets forth the fees billed by Grant Thornton LLP, our independent registered public accounting firm, for audit and non-audit services rendered to us in 2021 and 2020. These fees are categorized as audit fees, audit-related fees, tax fees and all other fees. The nature of the services provided in each category is described following the table.

	Year Ended December 31,
	2021	2020
Grant Thornton LLP Fees
Audit fees (1)	$516,632	$461,321
Audit-related fees	—	—
Tax fees (2)	169,857	505,760
All other fees	—	—
Total fees	$686,489	$967,081

(1)The fees billed or incurred by Grant Thornton LLP for professional services in 2021 and 2020 include the review of our quarterly financial statements included in our quarterly reports on Form 10-Q for the quarters ended March 31, June 30, and September 30; the audit of our annual financial statements included in our Annual Reports on Form 10-K for the years ended December 31, 2021 and December 31, 2020; subsidiary audits and the review of and issuance of consents for our registration statements on Form S-8 and Form S-3.

(2)In 2021 and 2020, fees billed or incurred by Grant Thornton LLP were for professional services rendered in connection global tax consulting and foreign tax returns, including the reorganization of our foreign subsidiaries.

All fees described above were pre-approved by the audit committee in accordance with applicable SEC requirements.

Pre-Approval Policies and Procedures of the Audit Committee

The audit committee’s policy is to pre-approve all audit and permissible non-audit services rendered by Grant Thornton LLP, our independent registered public accounting firm. The audit committee can pre-approve specified services in defined categories of audit services, audit-related services and tax services up to specified amounts, as part of the audit committee’s approval of the scope of the engagement of Grant Thornton LLP or on an individual case-by-case basis before Grant Thornton LLP is engaged to provide a service. The audit committee has determined that the rendering of tax-related services by Grant Thornton LLP in 2021 is compatible with maintaining the principal accountant’s independence for audit purposes. Grant Thornton LLP has not been engaged to perform any non-audit services other than tax-related services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)The following documents were filed as part of the Original Filing:

1.Financial Statements. We are not filing any financial statements with this Form 10-K/A because they were included in the Original Filing.

2.Financial Statement Schedules. We are not filing any schedules with this Form 10-K/A, which were either appropriately omitted from the Original Filing or the information required to be presented in them was shown in the financial statements or related notes at Part II, Item 8 of the Original Filing.

3.Exhibits. We have filed, or incorporated into this Form 10-K/A by reference, the exhibits listed in the Exhibit Index on the following page.

(b)Exhibits. See Item 15(a)(3) above.

(c)Financial Statement Schedules. See Item 15(a)(2) above.

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

4.2	Description of Securities (filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 23, 2022, and incorporated herein by reference)
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

Exclusive License Agreement by and between and Ocumension (Hong Kong) Limited, dated as of April 14, 2021 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed on April 14, 2021 and incorporated herein by reference)

21.1

List of subsidiaries of the Registrant, including jurisdiction of organization and names under which subsidiaries do business (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, as filed on March 23, 2022, and incorporated herein by reference)

23.1

Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K, as filed on March 23, 2022, and incorporated herein by reference)

31.1

Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K, as filed on March 23, 2022, and incorporated herein by reference)

31.2

Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 23, 2022, and incorporated herein by reference)

31.3*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1

Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350 (filed as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K, as filed on March 23, 2022, and incorporated herein by reference)

101

The following financial information from The Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Operations for the years ended December 31, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2021 and 2020, (iv) Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2021 and 2020, and (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020 (filed as Exhibit 101 to the Registrant’s Annual Report on Form 10-K, as filed on March 23, 2022, and incorporated herein by reference)

104	Cover Page Interactive Data File Cover Page Interactive Data File (embedded within the inline XBRL document)

†Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.

‡Confidential treatment has been granted with respect to certain portions of this document.

**Certain confidential information contained in this agreement has been omitted because it is not material and would be competitively harmful if publicly disclosed.

*Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2022	ALIMERA SCIENCES, INC.

	By:	/s/ Richard S. Eiswirth, Jr.
	Name:	Richard S. Eiswirth, Jr.
	Title:	President and Chief Executive Officer