Form 10-Q
period 2022-03-31
ALIMERA SCIENCES INC
filed 2022-05-12
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 10, 2022, there were 7,002,961 shares of the registrant’s Common Stock issued and outstanding.

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

We encourage you to read the discussion and analysis of our financial condition and the accompanying unaudited interim condensed consolidated financial statements and notes thereto (Interim Financial Statements) contained in this Quarterly Report on Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, which we filed with the SEC on March 23, 2022 (the 2021 Form 10-K). We also encourage you to read Item 1A of Part 1 entitled “Risk Factors” of the 2021 Form 10-K, which contains a more detailed discussion of some of the risks and uncertainties associated with our business. In addition to the risks summarized below and in “Risk Factors” in the 2021 Form 10-K, other unknown or unpredictable factors also could affect our results. There can be no assurance that we will in fact achieve the actual results or developments we anticipate or, even if we do substantially realize them, that they will have the expected consequences to, or effects on, us. Therefore, we can give no assurances that we will achieve the outcomes stated in those forward-looking statements and estimates. Meaningful factors that could cause actual results to differ include:

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

•the negative effects of inflation, which may increase the compensation we must pay to retain and attract a high-quality workforce and is likely to increase our operational costs;

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

•the effects of inflation on the floating interest rate we pay under the 2019 Loan Agreement, which could cause our financing costs to increase materially and thus adversely affect our financial results;

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

•the possibility that the manufacture or distribution of the ILUVIEN insert or applicator may be disrupted by government action related to COVID-19 or by the effect of the COVID-19 pandemic on our manufacturers’ or distributors’ workforces;

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

•the possibility that staffing shortages resulting from the COVID-19 pandemic will recur at the third-party manufacturers where the ILUVIEN implant is made and the ILUVIEN applicator is assembled and packaged that may lead to product shortages;

•the possibility of reduced efficiency and potential distractions of our employees resulting from the prolonged impact of the COVID-19 pandemic, and the resulting loss of productivity;

•the possibility that enrollment of patients in our NEW DAY Study may not occur as quickly as we anticipate;

•the possible delay in enrollment of patients in our pediatric study for non-infectious uveitis affecting the posterior segment of the eye (NIU-PS);

Regulatory Risks

•uncertainty associated with our pursuit of reimbursement from local health authorities in certain countries for the recently obtained additional indication for ILUVIEN (for NIU-PS);

•delay in or failure to obtain regulatory approval and reimbursement of ILUVIEN or any future products or product candidates in additional markets where we do not currently sell ILUVIEN;

•uncertainty associated with our ability to meet any post market requirements for NIU-PS in the EEA;

•the possibility that we may fail to secure regulatory approval in the greater China market, which would have an adverse effect on our ability to receive our milestone payments under the Ocumension license agreement;

•uncertainty associated with our ability to successfully commercialize ILUVIEN following regulatory approval in additional markets; and

Intellectual Property Risks

•the possibility that we may be adversely affected by the expiration of patents that protect key aspects of ILUVIEN in the near-to medium-term.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$9,946	$16,510
Restricted cash	33	34
Accounts receivable, net	18,776	19,128
Prepaid expenses and other current assets	3,546	3,809
Inventory	2,452	2,679
Total current assets	34,753	42,160
NON-CURRENT ASSETS:
Property and equipment, net	2,719	2,783
Right of use assets, net	1,624	1,710
Intangible asset, net	10,419	10,897
Deferred tax asset	134	137
Warrant asset	282	833
TOTAL ASSETS	$49,931	$58,520
CURRENT LIABILITIES:
Accounts payable	$6,604	$8,706
Accrued expenses	3,046	3,617
Notes payable	7,105	—
Finance lease obligations	251	269
Total current liabilities	17,006	12,592
NON-CURRENT LIABILITIES:
Notes payable, net of discount	36,245	43,080
Other non-current liabilities	5,283	5,453
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value — 10,000,000 shares authorized at March 31, 2022 and December 31, 2021:
Series A Convertible Preferred Stock, 1,300,000 authorized and 600,000 issued and outstanding at March 31, 2022 and December 31, 2021; liquidation preference of $24,000 at March 31, 2022 and December 31, 2021	19,227	19,227
Common stock, $.01 par value — 150,000,000 shares authorized, 6,992,654 shares issued and outstanding at March 31, 2022 and 6,935,154 shares issued and outstanding at December 31, 2021	70	69
Additional paid-in capital	377,541	377,229
Accumulated deficit	(403,236)	(397,281)
Accumulated other comprehensive loss	(2,205)	(1,849)
TOTAL STOCKHOLDERS’ DEFICIT	(8,603)	(2,605)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$49,931	$58,520

See Notes to Unaudited Interim Condensed Consolidated Financial Statements (Interim Financial Statements).

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2022	2021
	(In thousands, except share and per share data)
REVENUE:
PRODUCT REVENUE, NET	$11,898	$11,214
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,680)	(1,562)
GROSS PROFIT	10,218	9,652
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	3,583	3,213
GENERAL AND ADMINISTRATIVE EXPENSES	3,240	3,413
SALES AND MARKETING EXPENSES	6,853	4,818
DEPRECIATION AND AMORTIZATION	689	638
OPERATING EXPENSES	14,365	12,082
LOSS FROM OPERATIONS	(4,147)	(2,430)
INTEREST EXPENSE AND OTHER	(1,364)	(1,343)
UNREALIZED FOREIGN CURRENCY GAIN, NET	108	125
CHANGE IN FAIR VALUE OF WARRANT ASSET	(552)	—
NET LOSS	$(5,955)	$(3,648)
NET LOSS PER SHARE — Basic and Diluted	$(0.85)	$(0.63)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and Diluted	6,990,737	5,755,424

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
NET LOSS	$(5,955)	$(3,648)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(356)	(597)
TOTAL OTHER COMPREHENSIVE LOSS	(356)	(597)
COMPREHENSIVE LOSS	$(6,311)	$(4,245)

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,955)	$(3,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	689	638
Unrealized foreign currency transaction gain, net	(108)	(125)
Amortization of debt discount and deferred financing costs	271	240
Stock-based compensation expense	312	262
Change in fair value of warrant asset	552	—
Changes in assets and liabilities:
Accounts receivable	184	1,335
Prepaid expenses and other current assets	265	(35)
Inventory	203	106
Accounts payable	(1,992)	(1,003)
Accrued expenses and other current liabilities	(541)	(259)
Other long-term liabilities	(93)	(12)
Net cash used in operating activities	(6,213)	(2,501)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(149)	(84)
Net cash used in investing activities	(149)	(84)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of finance lease obligations	(62)	(57)
Net cash used in financing activities	(62)	(57)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(141)	(299)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(6,565)	(2,941)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	16,544	11,242
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$9,979	$8,301
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,061	$1,061
Cash paid for income taxes	$18	$4
Supplemental schedule of non-cash investing and financing activities:
Note payable end of term payment accrued but unpaid	$2,250	$2,250

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Series A
			Convertible					Accumulated
	Common Stock		Preferred Stock		Additional	Common		Other
					Paid-In	Stock	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Loss	Total
2021	(In thousands, except share data)
Balance, December 31, 2020	5,719,367	$57	600,000	$19,227	$365,830	$370	$(392,909)	$(553)	$(7,978)
Issuance of common stock, net of issuance costs	45,000	1	—	—	—	—	—	—	1
Stock option exercises	58	—	—	—	—	—	—	—	—
Forfeitures of restricted stock	(10,933)	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	262	—	—	—	262
Net loss	—	—	—	—	—	—	(3,648)	—	(3,648)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(597)	(597)
Balance, March 31, 2021	5,753,492	$58	600,000	$19,227	$366,092	$370	$(396,557)	$(1,150)	$(11,960)

2022
Balance, December 31, 2021	6,935,154	$69	600,000	$19,227	$377,229	$—	$(397,281)	$(1,849)	$(2,605)
Issuance of common stock, net of issuance costs	57,500	1	—	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	312	—	—	—	312
Net loss	—	—	—	—	—	—	(5,955)	—	(5,955)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(356)	(356)
Balance, March 31, 2022	6,992,654	$70	600,000	$19,227	$377,541	$—	$(403,236)	$(2,205)	$(8,603)

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

The Company markets ILUVIEN directly in the U.S., Germany, the U.K., Portugal and Ireland, and has made ILUVIEN available in the Nordic Region (Denmark, Finland, Norway and Sweden) with the support of an exclusive wholesaler. In addition, the Company has entered into various agreements under which distributors are providing or will provide regulatory, reimbursement and sales and marketing support for ILUVIEN in Austria, Belgium, the Czech Republic, France, Italy, Luxembourg, the Netherlands, Spain, Australia, New Zealand and several countries in the Middle East. In addition, the Company has granted an exclusive license to Ocumension Therapeutics for the development and commercialization of the Company’s 0.19mg fluocinolone acetonide intravitreal injection in China, East Asia and the Western Pacific.

Effects of the COVID-19 Pandemic

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, and the public at large to limit the COVID-19 pandemic’s spread have had, and the Company expects will continue to have to some degree, certain negative effects on, and present certain risks to, the Company’s business. These limitations and other effects of the COVID-19 pandemic have had an adverse impact on the Company’s revenues beginning late in the first quarter of 2020 and continuing through the date of this report. These factors may continue to adversely impact the Company’s revenue, and the extent and duration of that impact is uncertain, particularly in light of the emergence of COVID-19 variants that may increase the transmissibility of the coronavirus or be more deadly, or both. Depending on the duration of these limitations and the severity and duration of other effects of the COVID-19 pandemic, the Company’s liquidity and financial condition may be adversely affected in the future as well. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the Company’s quarterly financial results, including impairment of intangible assets, the income tax provision and realizability of certain receivables and the prospective compliance with the Company’s covenants in its loan agreement.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accompanying Interim Financial Statements and related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 23, 2022 (the 2021 Form 10-K). The financial results for any interim period are not necessarily indicative of the expected financial results for the full year.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the 2021 Form 10-K.

Adoption of New Accounting Standard

In August 2020, the FASB issued Accounting Standards Update (ASU) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This standard simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The standard requires entities to provide expanded disclosures about the terms and features of convertible instruments and amends certain guidance in ASC 260 on the computation of EPS for convertible instruments and contracts on an entity’s own equity. The standard became effective for the Company on January 1, 2022. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is available until December 31, 2022. The Company does not anticipate the adoption of this ASU will have a material impact on the Company’s financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this ASU require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606). The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company does not anticipate the adoption of this ASU will have a material impact on its financial statements.

4. REVENUE RECOGNITION

Overview

The Company recognizes revenue when a customer obtains control of the related good or service. The amount recognized reflects the consideration the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following steps as outlined in the guidance: (1) identify the contract with the customer, (2) identify the performance obligations within the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when the entity satisfies a performance obligation. At the inception of a contract, the contract is evaluated to determine if it falls within the scope of ASC 606, followed by the Company’s assessment of the goods or services promised within each contract, assessment of whether the promised good or service is distinct and determination of the performance obligations. The Company then recognizes revenue based on the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

5. LEASES

The Company evaluates all of its contracts to determine whether it is or contains a lease at inception. The Company reviews its contracts for options to extend, terminate or purchase any right of use assets and accounts for these, as applicable, at inception of the contract. Upon adoption of ASC 842, the Company elected the transition package of three practical expedients permitted within the standard. In accordance with the package of practical expedients, the Company did not reassess initial direct costs, lease classification or whether its contracts contain or are leases. The Company made an accounting policy election not to recognize right of use assets and liabilities for leases with a term of 12 months or less, or those that do not meet the Company’s capitalization threshold, unless the leases include options to renew or purchase the underlying asset that are reasonably certain to be exercised. Lease costs associated with those leases are recognized as incurred. The Company has also chosen the practical expedient that allows it to combine lease and non-lease components as a single lease component.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental balance sheet information as of March 31, 2022 and December 31, 2021 for the Company’s operating leases is as follows:

	March 31,	December 31,
	2022	2021
	(In thousands)
NON-CURRENT ASSETS:
Right of use assets, net	$1,624	$1,710
Total lease assets	$1,624	$1,710
CURRENT LIABILITIES:
Accrued expenses	$323	$220
NON-CURRENT LIABILITIES:
Other non-current liabilities	2,618	2,735
Total lease liabilities	$2,941	$2,955

The Company’s operating lease cost for the three months ended March 31, 2022 was $138,000 and is included in general and administrative expenses in its condensed consolidated statement of operations. The Company’s operating lease cost for the three months ended March 31, 2021 was $118,000 and is included in general and administrative expenses in its condensed consolidated statement of operations.

As of March 31, 2022, a schedule of maturity of lease liabilities under all of the Company’s operating leases is as follows:

Years Ending December 31	(In thousands)
2022 (remaining)	$201
2023	716
2024	687
2025	474
2026	488
Thereafter	1,555
Total	4,121
Less amount representing interest	(1,180)
Present value of minimum lease payments	2,941
Less current portion (as a portion of accrued expenses)	(323)
Non-current portion (as a portion of other non-current liabilities)	$2,618

Cash paid for operating leases was $68,000 during the three months ended March 31, 2022. No right-of-use assets were obtained in connection with operating leases for the three months ended March 31, 2022. Cash paid for operating leases was $149,000 during the three months ended March 31, 2021. No right-of-use assets were obtained in connection with operating leases for the three months ended March 31, 2021.

As of March 31, 2022, the weighted average remaining lease terms of the Company’s operating leases was 6.9 years. The weighted average discount rate used to determine the lease liabilities was 9.5%.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental balance sheet information as of March 31, 2022 and December 31, 2021 for the Company’s finance leases is as follows:

	March 31,	December 31,
	2022	2021
	(In thousands)
NON-CURRENT ASSETS:
Property and equipment, net	$302	$392
Total lease assets	$302	$392
CURRENT LIABILITIES:
Finance lease obligations	$251	$269
NON-CURRENT LIABILITIES:
Finance lease obligations — less current portion	181	225
Total lease liabilities	$432	$494

Depreciation expense associated with property and equipment under finance leases was approximately $94,000 and $101,000 for the three months ended March 31, 2022 and 2021, respectively. Interest expense associated with finance leases was $14,000 for the three months ended March 31, 2022 and 2021.

As of March 31, 2022, a schedule of maturity of lease liabilities under finance leases, together with the present value of minimum lease payments, is as follows:

Years Ending December 31	(In thousands)
2022 (remaining)	$279
2023	236
Total	515
Less amount representing interest	(83)
Present value of minimum lease payments	432
Less current portion	(251)
Non-current portion	$181

Cash paid for finance leases was $98,000 during the three months ended March 31, 2022. No property or equipment was obtained in exchange for finance leases during the three months ended March 31, 2022.

As of March 31, 2022, the weighted average remaining lease terms of the Company’s finance leases was 0.9 years. The weighted average discount rate used to determine the finance lease liabilities was 9.4%.

6. GOING CONCERN

The accompanying Interim Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Interim Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

To date, the Company has incurred recurring losses and has accumulated a deficit of $403,236,000 from inception through March 31, 2022. As of March 31, 2022, the Company had approximately $9,946,000 in cash and cash equivalents.

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

The Company’s operations and thus its net product revenues have continued to be adversely affected by the COVID-19 pandemic. During the six months ended December 31, 2021 and September 30, 2021, the Company did not generate sufficient revenue to meet the trailing six-month revenue covenant included in the 2019 Loan Agreement. The lenders provided a consent that permitted the Company not

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to maintain the revenue covenant as of December 31, 2021 and September 30, 2021 and waived any event of default that has occurred or may be deemed to have occurred.

The Company met the trailing six-month revenue covenant included in the 2019 Loan Agreement for the six-month period ended March 31, 2022 and expects to comply with the revenue covenant at the next reportable date, which is June 30, 2022, and through one year after the filing date of this Quarterly Report on Form 10-Q, although the Company can give no assurances in that regard. Due to the remaining uncertainty surrounding the COVID-19 pandemic, it is possible that the Company will fail to comply with the revenue covenant. If the Company fails to comply with the revenue covenant and the lenders do not provide a consent and waiver, acceleration of the maturity of the loan is one of the remedies available to the lenders. If the lenders accelerate the maturity of the loan, the Company would be forced to find alternative financing or enter into an alternative agreement with the lenders. The Company cannot be sure that alternative financing will be available when needed or that, if available, the alternative financing could be obtained on terms that are not significantly detrimental to the Company or its stockholders.

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

7. INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2022	2021
	(In thousands)
Component parts (1)	$157	$200
Work-in-process (2)	684	1,416
Finished goods	1,611	1,063
Total Inventory	$2,452	$2,679

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

The gross carrying amount of the intangible asset is $25,000,000, which is being amortized over approximately 13 years from the payment date. The amortization expense related to the intangible asset was approximately $489,000 for both the three months ended March 31, 2022 and 2021, respectively. The net book value of the intangible asset was $10,419,000 and $10,897,000 as of March 31, 2022 and December 31, 2021, respectively.

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated future amortization expense as of March 31, 2022 for the remaining periods in the next five years and thereafter is as follows:

Years Ending December 31	(In thousands)
2022 (remaining)	$1,462
2023	1,940
2024	1,946
2025	1,940
2026	1,940
Thereafter	1,191
Total	$10,419

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

Following the signing of the New Collaboration Agreement, the Company retained a right to recover up to $15,000,000 of commercialization costs that were incurred prior to profitability of ILUVIEN and to offset a portion of future payments owed to EyePoint with these accumulated commercialization costs, referred to as the Future Offset. Due to the uncertainty of future net profits, the Company has fully reserved the Future Offset in the accompanying Interim Financial Statements. In March 2019, pursuant to the New Collaboration Agreement, the Company forgave $5,000,000 of the Future Offset in connection with the approval of ILUVIEN for NIU-PS in the U.K. As of March 31, 2022, the balance of the Future Offset was approximately $7,324,000.

During each of the three months ended March 31, 2022 and 2021, the Company’s net royalty expense payable to EyePoint was 5.2%, which was reduced from 6% due to the recoverable balance of the Future Offset. The Company is required to pay an additional 2% royalty on future global net revenues and other related consideration in excess of $75,000,000 in any year. During the three months ended March 31, 2022, the Company recognized approximately $617,000 of royalty expense, which is included in cost of goods sold, excluding depreciation and amortization. As of March 31, 2022, approximately $617,000 of this royalty expense was included in the Company’s accounts payable. During the three months ended March 31, 2021, the Company recognized approximately $584,000 of royalty expense, which is included in cost of goods sold, excluding depreciation and amortization.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company received a nonrefundable upfront payment of $10,000,000 from Ocumension HK and may in the future receive additional sales-based milestone payments totaling up to $89,000,000 upon the achievement by Ocumension HK of certain specified sales milestones during the term of the License Agreement. The Company’s receipt of future milestone payments depends upon whether Ocumension HK is able to successfully complete product development and commercialization in the Territory, which requires, among other things, obtaining necessary regulatory approvals and appropriate reimbursement pricing in the various countries and jurisdictions in the Territory, a process that may take several years. During the year ended December 31, 2021, the Company recognized $11,048,000 in license revenue from the Ocumension transaction (including the value of a warrant subscription agreement, which Alimera received as consideration, for Alimera to purchase 1,000,000 shares of Ocumension Therapeutics during a period of four years), in accordance with ASC 606, Revenue from Contracts with Customers, with the remaining approximate $300,000 in consideration classified as deferred revenue that will be recognized over the remaining term of the license agreement once Ocumension begins to sell products.

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

10. LOAN AGREEMENTS

Loan Agreements with SLR Investment Corp. (formerly named Solar Capital Ltd.)

As of January 5, 2018, the Company entered into a $40,000,000 loan and security agreement with Solar Capital Ltd., as Collateral Agent, and the parties signatory thereto from time to time as Lenders, including Solar Capital Ltd. in its capacity as a Lender (the 2018 Loan Agreement). On December 31, 2019, the Company refinanced the 2018 Loan Agreement by entering into a $45,000,000 loan and security agreement (as amended, the 2019 Loan Agreement) with Solar Capital Ltd., as Collateral Agent, and the parties signing the Loan Agreement from time to time as Lenders, including Solar Capital Ltd. in its capacity as a Lender (collectively, the Lenders). Under the 2019 Loan Agreement, the Company borrowed $42,500,000 on December 31, 2019 and borrowed the remaining $2,500,000 on February 21, 2020. The two borrowings under the 2019 Loan Agreement totaled $45,000,000 and are referred to as the SLR Loan, given that Solar Capital Ltd. changed its name to SLR Investment Corp. (SLR) in February 2021. The SLR Loan matures on July 1, 2024. The Company used the initial proceeds of the SLR Loan to pay off the outstanding loan under the 2018 Loan Agreement, along with related prepayment, legal and other fees and expenses of approximately $2,300,000, which included $2,200,000 in fees to SLR.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

First Amendment to 2019 Loan Agreement

On May 1, 2020, the Company entered into a First Amendment (the First Amendment) to the 2019 Loan Agreement. The First Amendment also included revised covenants that applied to the Company’s financial performance during 2020, all of which were met. The First Amendment, among other things, required that a revenue covenant be measured at March 31, 2021 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of the Company’s projected revenues in accordance with a plan the Company submitted to the Collateral Agent in February 2021, and with such plan to be approved by the Company’s board of directors (the Board) and SLR in its sole discretion.

Second Amendment to 2019 Loan Agreement

On March 30, 2021, the Company entered into a Second Amendment (the Second Amendment) to the 2019 Loan Agreement. The Second Amendment, among other things:

(a)reflected the Collateral Agent’s consent to the Company’s delivery of Board-approved annual financial projections for 2021 by April 1, 2021 (which the Company delivered in a timely manner);

(b)specified the minimum revenue amount, calculated on a trailing six-month basis and tested at the end of each calendar quarter in 2021, that the Company must achieve for each such period (the Revenue Covenant);

(c)required that the Revenue Covenant be tested at March 31, 2022 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of the Company’s projected revenues in accordance with an annual plan that the Company must submit to the Collateral Agent by January 15th of such year, such plan to be approved by the Board and the Collateral Agent in its sole discretion; and

(d)provided that in future years the Company must deliver to the Collateral Agent and the Lenders as soon as available after approval thereof by the Board, but no later than the earlier of (x) 15 days after such approval and (y) February 28 of such year, the Company’s annual financial projections for the entire current fiscal year as approved by the Board; provided that any revisions to such projections approved by the Board shall be delivered to the Collateral Agent and the Lenders no later than seven days after such approval.

Third Amendment to 2019 Loan Agreement

On February 22, 2022, the Company entered into a Third Amendment to the 2019 Loan Agreement (the Third Amendment), which, among other things:

(a)specified the minimum revenue amount, calculated on a trailing six-month basis and tested at the end of each calendar quarter in 2022, that the Company must achieve for each such period (the Revenue Covenant);

(b)consented to maintaining a lower minimum revenue amount under the Revenue Covenant for the trailing six-month period ended December 31, 2021 than previously required under the 2019 Loan Agreement (and waived any event of default that may have occurred or may be deemed to have occurred as a result of the Company’s lower revenue amount for that period); and

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)required that the Revenue Covenant be tested at March 31, 2023 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of the Company’s projected revenues in accordance with an annual plan that the Company must submit to the Collateral Agent by January 15 of such year, such plan to be thereafter approved by the Board and the Collateral Agent in its sole discretion no later than February 28 of such year.

Interest on the 2019 Loan Agreement is payable at the greater of (i) one-month LIBOR or (ii) 1.78%, in either case plus 7.65% per annum. As of March 31, 2022, the interest rate under the 2019 Loan Agreement was 9.43%. The 2019 Loan Agreement provides for interest only payments until January 1, 2023. If the Company meets certain revenue thresholds and no event of default shall have occurred and is continuing, the Company can extend the interest only period an additional six months, ending on June 30, 2023, followed by one year of monthly payments of principal and interest

The Company’s operations and thus its net product revenues have continued to be adversely affected by the COVID-19 pandemic. During each of the six months ended September 30, 2021 and December 31, 2021, the Company did not generate sufficient revenue to meet the trailing six-month Revenue Covenant included in the 2019 Loan Agreement. For each such six-month period, the Lenders provided a consent that permitted the Company not to maintain the Revenue Covenant as of September 30, 2021 and December 31, 2021, respectively, and waived any event of default that may have occurred or may have been deemed to have occurred. The Company was in compliance with the Revenue Covenant as of March 31, 2022 and expects to comply with the Revenue Covenant at the next reportable date, which is June 30, 2022, and throughout 2022, although the Company can give no assurances in that regard. See Note 6.

Modification of Debt

In accordance with the guidance in ASC 470-50, Debt, the Company entered into and accounted for the First Amendment, the Second Amendment and the Third Amendment as modifications and expensed, as they were incurred, legal costs associated with third parties as costs of the modifications. The Company did not capitalize any additional costs associated with the Amendments.

Paycheck Protection Program Loan

On April 22, 2020, the Company received a $1,778,000 loan (the PPP Loan) under the Paycheck Protection Program established by the U.S. Small Business Administration as part of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. The PPP Loan was unsecured and was evidenced by a note in favor of HSBC Bank USA, National Association (HSBC) as the lender. On July 21, 2020, the Company submitted an application to HSBC for forgiveness of the PPP Loan. The PPP Loan was forgiven in its entirety, including interest, on April 16, 2021. As a result of forgiveness, the Company recognized a gain on extinguishment of debt of $1,792,000 during the year ended December 31, 2021.

Fair Value of Debt

The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing. Therefore, the carrying amount of the notes approximated their fair value at March 31, 2022 and December 31, 2021.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either not classified as participating or would have been anti-dilutive, were as follows:

	March 31,
	2022	2021
Series A convertible preferred stock	601,504	601,504
Common stock warrants	—	30,582
Stock options	1,315,161	1,083,124
Total	1,916,665	1,715,210

12. PREFERRED STOCK

Series A Convertible Preferred Stock

As of March 31, 2022, there were 600,000 shares of Series A Convertible Preferred Stock issued and outstanding.

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

Stock Options

During the three months ended March 31, 2022 and 2021, the Company recorded compensation expense related to stock options of approximately $258,000 and $235,000, respectively. As of March 31, 2022, the total unrecognized compensation cost related to non-vested stock options granted was $1,723,000 and is expected to be recognized over a weighted average period of 2.88 years. The following table presents a summary of stock option activity for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022		2021
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price ($)	Options	Price ($)
Options outstanding at beginning of period	1,075,795	23.35	939,379	26.72
Grants	283,550	4.84	187,150	5.02
Forfeitures and expirations	(44,184)	22.36	(43,347)	7.80
Exercises	—	—	(58)	6.75
Options outstanding at period end	1,315,161	19.39	1,083,124	23.73
Options exercisable at period end	810,201	27.92	739,466	31.30
Weighted average per share fair value of options granted during the period	$3.32		$3.22

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides additional information related to outstanding stock options as of March 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term	Value ($)
				(In thousands)
Outstanding	1,315,161	19.39	6.42 years	312
Exercisable	810,201	27.92	4.74 years	36
Outstanding, vested and expected to vest	1,247,294	20.15	6.26 years	277

The following table provides additional information related to outstanding stock options as of December 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term	Value ($)
				(In thousands)
Outstanding	1,075,795	23.35	5.56 years	21
Exercisable	809,837	28.76	4.57 years	5
Outstanding, vested and expected to vest	1,043,347	23.88	5.46 years	19

As of March 31, 2022, 686,603 shares remain available for grant under the 2019 Plan.

Restricted Stock and Restricted Stock Units

A summary of restricted stock and restricted stock units (RSU) transactions under the plans are as follows:

	Three Months Ended
	March 31,
	2022		2021
		Weighted		Weighted
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock & RSUs	Fair Value ($)	Stock & RSUs	Fair Value ($)
Restricted stock & RSUs outstanding at beginning of period	46,250	5.65	30,086	3.12
Grants	57,500	4.96	45,000	5.01
Vested units	(9,687)	5.01	(25,403)	3.12
Forfeitures	—	—	(10,933)	4.20
Restricted stock & RSUs outstanding at period end	94,063	5.29	38,750	5.01

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee stock-based compensation expense related to restricted stock and RSUs recognized in accordance with ASC 718, Compensation - Stock Compensation (ASC 718) was $46,000 and $19,000 for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the total unrecognized compensation cost related to restricted stock was $429,000 and is expected to be recognized over a weighted average period of 3.29 years.

Employee Stock Purchase Plan

During the three months ended March 31, 2022 and 2021, the Company recorded compensation expense related to its employee stock purchase plan of approximately $8,000 and $8,000, respectively.

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

For the three months ended March 31, 2022, the Company has not recorded income tax expense or benefit. The Company has incurred losses in all material jurisdictions for the current quarter. No tax benefit is expected to be realized for the losses in the United States and the United Kingdom due to the ongoing losses and valuation allowances in these jurisdictions. Tax expense or benefit for income and losses in other jurisdictions (Ireland, Germany, and Portugal) are immaterial for the quarter.

At December 31, 2021, the Company had U.S. federal NOL carry-forwards of approximately $143,200,000 and state NOL carry-forwards of approximately $106,700,000 available to reduce future taxable income. The Company’s U.S. federal NOL carry-forwards remain fully reserved as of March 31, 2022. Except for the NOLs generated after 2017, the U.S. federal NOLs not fully utilized will expire at various dates between 2029 and 2038; most state NOL carry-forwards will expire at various dates between 2021 and 2041. Under the Tax Cuts and Jobs Act of 2017, U.S. federal NOLs and some state NOLs generated after 2017 will carryforward indefinitely.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which the NOLs are utilized.

15. SEGMENT INFORMATION

During the three months ended March 31, 2022 and 2021, two customers within the U.S. segment that are large pharmaceutical distributors accounted for 58% and 50%, respectively, of the Company’s consolidated product revenues. These same two customers within the U.S. segment accounted for approximately 58% and 68% of the Company’s consolidated accounts receivable at March 31, 2022 and at December 31, 2021, respectively.

During the first quarter of 2021, the Chief Executive Officer (CEO), who is the chief operating decision maker (CODM), changed the manner in which the CODM monitors performance, aligns strategies and allocates resources, which resulted in a change in the operating segments. The Company’s operations are now managed as three operating segments: U.S., International and Operating Cost. The Company determined that each of these operating segments represented a reportable segment. Previously, the Company was managed as two operating segments: U.S. and International. In monitoring performance, aligning strategies and allocating resources, the CODM manages and evaluates the Company’s U.S., International and Operating Cost segments based on segment income or loss from operations adjusted for certain non-cash items, such as stock-based compensation expense and depreciation and amortization. Therefore, the Company classifies within Other (a) the non-cash expenses included in research, development and medical affairs expenses; general and administrative expenses; and sales and marketing expenses; and (b) depreciation and amortization.

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

Each of the Company’s U.S., International and Operating Cost segments is separately managed and is evaluated primarily upon segment income or loss from operations. Other is presented to reconcile to the Company’s consolidated totals. The Company does not report balance sheet information by segment because the CODM does not review that information. The Company allocates certain operating expenses among its reporting segments based on activity-based costing methods. These activity-based costing methods require the Company to make estimates that affect the amount of each expense category that is attributed to each segment. Changes in these estimates will directly affect the amount of expense allocated to each segment and therefore the operating profit of each reporting segment.

The following tables present a summary of the Company’s reporting segments for the three months ended March 31, 2022 and 2021:

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31, 2022
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$6,919	$4,979	$—	$—	$11,898
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(815)	(865)	—	—	(1,680)
GROSS PROFIT	6,104	4,114	—	—	10,218
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,170	916	1,461	36	3,583
GENERAL AND ADMINISTRATIVE EXPENSES	317	422	2,283	218	3,240
SALES AND MARKETING EXPENSES	4,674	2,004	117	58	6,853
DEPRECIATION AND AMORTIZATION	—	—	—	689	689
OPERATING EXPENSES	6,161	3,342	3,861	1,001	14,365
SEGMENT INCOME (LOSS) FROM OPERATIONS	(57)	772	(3,861)	(1,001)	(4,147)
OTHER INCOME AND EXPENSES, NET	—	—	—	(1,808)	(1,808)
NET LOSS					$(5,955)

	Three Months Ended
	March 31, 2021
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$5,647	$5,567	$—	$—	$11,214
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(751)	(811)	—	—	(1,562)
GROSS PROFIT	4,896	4,756	—	—	9,652
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	725	941	1,538	9	3,213
GENERAL AND ADMINISTRATIVE EXPENSES	241	587	2,396	189	3,413
SALES AND MARKETING EXPENSES	3,278	1,334	143	63	4,818
DEPRECIATION AND AMORTIZATION	—	—	—	638	638
OPERATING EXPENSES	4,244	2,862	4,077	899	12,082
SEGMENT INCOME (LOSS) FROM OPERATIONS	652	1,894	(4,077)	(899)	(2,430)
OTHER INCOME AND EXPENSES, NET	—	—	—	(1,218)	(1,218)
NET LOSS					$(3,648)

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

The following fair value tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Warrant asset (1)	$—	$282	$—	$282
Assets measured at fair value	$—	$282	$—	$282

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Warrant asset (1)	$—	$833	$—	$833
Assets measured at fair value	$—	$833	$—	$833

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

Overview

Alimera Sciences, Inc., and its subsidiaries (we, our or us), is a pharmaceutical company that specializes in the commercialization and development of prescription ophthalmic pharmaceuticals. We focus on diseases affecting the back of the eye, or retina, because we believe these diseases are not well treated with current therapies and affect millions of people globally. Our only product is ILUVIEN®, which has received marketing authorization and reimbursement in numerous countries for the treatment of DME. In the U.S. and certain other countries outside Europe, ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure. In 17 countries in Europe, ILUVIEN is indicated for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. ILUVIEN is also now indicated in 17 countries in Europe for prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment of the eye (NIU-PS).

We market ILUVIEN directly in the U.S., Germany, the U.K., Portugal and Ireland, and have made ILUVIEN available in the Nordic Region (Denmark, Finland, Norway and Sweden) with the support of an exclusive wholesaler. In addition, we have entered into various agreements under which distributors are providing or will provide regulatory, reimbursement and sales and marketing support for ILUVIEN in Austria, Belgium, the Czech Republic, France, Italy, Luxembourg, the Netherlands, Spain, Australia, New Zealand and several countries in the Middle East. In addition, we have granted an exclusive license to Ocumension Therapeutics for the development and commercialization of our 0.19mg fluocinolone acetonide intravitreal implant in China, East Asia and the Western Pacific.

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

Where We Market ILUVIEN to Treat Recurrent Non-Infectious Uveitis Affecting the Posterior Segment of the Eye (NIU-PS)

ILUVIEN has received marketing authorization for the use of ILUVIEN to treat NIU-PS for the indications and in the countries shown in the following table:

Indication for the Treatment of NIU-PS	Countries Where ILUVIEN Has Received Marketing Authorization to Treat NIU-PS	Countries Where ILUVIEN Has Received Reimbursement Approval to Treat NIU-PS	Countries Where ILUVIEN is Currently Marketed to Treat NIU-PS
The prevention of relapse in recurrent NIU-PS	The U.K., Germany, France, Spain, Portugal, Ireland, Austria, Belgium, Denmark, Norway, Finland, Sweden, Poland, Czech Republic, the Netherlands and Luxembourg	The U.K., Germany, Ireland (private sector), Spain, Luxembourg and the Netherlands	The U.K. Germany, Ireland, Luxembourg, Denmark, Norway, Sweden, Finland and the Netherlands

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

•Limitations on travel curtailed our in-person marketing activities, and may again do so if reimposed.

•As physicians gain increased access to patients as a result of the lifting of limitations in the U.K. and in Europe, they may give a higher priority to patients with acute illnesses before treating patients with chronic illnesses such as DME, thereby reducing or delaying the number of ILUVIEN treatments that might otherwise have been performed.

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

For more information about the effect of the COVID-19 pandemic on our business and the related risks we face, please see Part I, Item 1A, “Risk Factors – Risks Related to the Public Health Pandemic,” in the 2021 Form 10-K.

Transactions with Ocumension Therapeutics

On April 14, 2021, we entered into a transaction with Ocumension Therapeutics, incorporated in the Cayman Islands with limited liability (Ocumension), or one of its affiliates. In the Ocumension transaction, we received a total of $20.0 million in cash under two agreements:

•a Share Purchase Agreement with Ocumension, pursuant to which we offered and sold to Ocumension 1,144,945 shares of our common stock at a purchase price of $8.734044 per share, or $10.0 million in total; and

•an Exclusive License Agreement (the Ocumension License Agreement) with a wholly owned subsidiary of Ocumension, pursuant to which we granted an exclusive license for the development and commercialization of our 190 microgram fluocinolone acetonide intravitreal implant in applicator under Ocumension’s own branded label in China, East Asia, and the Western Pacific, in exchange for a nonrefundable upfront payment of $10.0 million and aggregated potential sales milestone payments of up to $89.0 million upon achievement by the Ocumension subsidiary of specified amounts of net sales of the licensed product in in the future. We recognized $11.0 million in license revenue from the Ocumension transaction (including the value of a warrant subscription agreement, which we received as consideration, to purchase 1,000,000 shares of Ocumension Therapeutics during a period of four years), in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, with the remaining approximate $300,000 in consideration received classified as deferred revenue that will be recognized over the remaining term of the license agreement once Ocumension begins to sell products. Revenue from the Ocumension License Agreement is included within net revenue in the accompanying condensed consolidated statements of operations.

For more information about the Ocumension transaction, see Notes 9 and 16 of our notes to the accompanying Interim Condensed Consolidated Financial Statements (Interim Financial Statements) and our Current Report on Form 8-K filed with the SEC on April 14, 2021.

Sources of Revenues

Our revenues for the three months ended March 31, 2022 and 2021 were generated from product sales primarily in the U.S., Germany and the U.K. In the U.S., two large pharmaceutical distributors accounted for 58% and 50% of our consolidated product revenues for the three months ended March 31, 2022 and 2021, respectively. These U.S.-based distributors purchase ILUVIEN from us, maintain inventories of ILUVIEN and sell downstream to physician offices, pharmacies and hospitals. Internationally, in countries where we sell direct, our customers are hospitals, clinics and pharmacies. We sometimes refer to physician offices, pharmacies, hospitals and clinics as end users. In international countries where we sell to distributors, these distributors maintain inventory levels of ILUVIEN for sale to their customers.

License Agreement with EyePoint Pharmaceuticals US, Inc.

Under the July 2017 New Collaboration Agreement with EyePoint Pharmaceuticals US, Inc. (EyePoint), we have rights to the technology underlying ILUVIEN for the treatment of (a) human eye diseases, including uveitis, in Europe, the Middle East, and Africa, and (b) human eye diseases other than uveitis worldwide. During each of the three months ended March 31, 2022 and 2021, our net royalty expense payable to EyePoint was 5.2%. We will pay an additional 2% royalty on future global net revenues and other related consideration in excess of $75,000,000 in any year. (For more information about our agreement with EyePoint, including how we calculate the royalty percentages we are required to pay, see Note 9 of our notes to the accompanying Interim Financial Statements.)

Results of Operations

	Three Months Ended
	March 31,
	2022	2021
	(In thousands, except share and per share data)
REVENUE:
PRODUCT REVENUE, NET	$11,898	$11,214
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,680)	(1,562)
GROSS PROFIT	10,218	9,652
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	3,583	3,213
GENERAL AND ADMINISTRATIVE EXPENSES	3,240	3,413
SALES AND MARKETING EXPENSES	6,853	4,818
DEPRECIATION AND AMORTIZATION	689	638
OPERATING EXPENSES	14,365	12,082
LOSS FROM OPERATIONS	(4,147)	(2,430)
INTEREST EXPENSE AND OTHER	(1,364)	(1,343)
UNREALIZED FOREIGN CURRENCY GAIN, NET	108	125
CHANGE IN FAIR VALUE OF WARRANT ASSET	(552)	—
NET LOSS	$(5,955)	$(3,648)
NET LOSS PER SHARE — Basic and diluted	$(0.85)	$(0.63)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and Diluted	6,990,737	5,755,424

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

Net revenue increased by approximately $700,000, or 6%, to approximately $11.9 million for the three months ended March 31, 2022, compared to approximately $11.2 million for the three months ended March 31, 2021. The increase was related to increased demand in the U.S., along with increased sales to our international distributors offset by decreases driven by continued COVID-19 lockdowns in certain international markets.

Cost of Goods Sold, Excluding Depreciation and Amortization, and Gross Profit

Gross profit is affected by costs of goods sold, which includes costs of manufactured goods sold and royalty payments to EyePoint under the New Collaboration Agreement. Additionally, cost of goods sold by our international distributors fluctuates depending on the revenue share attributable to the respective contract.

Cost of goods sold, excluding depreciation and amortization, increased by approximately $100,000, or 6%, to approximately $1.7 million for the three months ended March 31, 2022, compared to approximately $1.6 million for the three months ended March 31, 2021. The increase was primarily related to our increased product sales.

Gross profit increased by approximately $500,000, or 5%, to approximately $10.2 million for the three months ended March 31, 2022, compared to approximately $9.7 million for the three months ended March 31, 2021. Gross margin was 86% for both the three months ended March 31, 2022 and 2021.

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

Research, development and medical affairs expenses increased by approximately $400,000, or 13%, to approximately $3.6 million for the three months ended March 31, 2022, compared to approximately $3.2 million for the three months ended March 31, 2021. The increase was primarily attributable to increases of approximately $250,000 of scientific communication costs and $130,000 in consultant costs.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including finance, accounting, legal, information technology, training and employee development. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents and managing license agreements. We expect to continue to incur significant costs to comply with the corporate governance, internal control and similar requirements applicable to public companies.

General and administrative expenses decreased by approximately $200,000, or 6%, to approximately $3.2 million for the three months ended March 31, 2022, compared to approximately $3.4 million for the three months ended March 31, 2021. The decrease was primarily attributable to a decrease in personnel costs.

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

Sales and marketing expenses increased by approximately $2.1 million, or 44%, to approximately $6.9 million for the three months ended March 31, 2022, compared to approximately $4.8 million for the three months ended March 31, 2021. The increase was primarily attributable to increases of (a) approximately $950,000 in marketing costs, including costs for targeted health care providers and patient brand awareness campaigns; (b) approximately $770,000 of personnel costs, including commissions, and travel expenses; and (c) approximately $140,000 in market access costs.

Operating Expenses

As a result of the increases in various expenses described above, total operating expenses increased by approximately $2.3 million, or 19%, to approximately $14.4 million for the three months ended March 31, 2022, compared to approximately $12.1 million for the three months ended March 31, 2021. The increase was primarily attributable to increases of approximately $2.1 million in sales and marketing expenses and $200,000 in research, development and medical affairs expenses. These increases were offset by a decrease of approximately $200,000 in general and administrative expenses as described above.

Interest Expense and Other

Interest Expense and Other increased by approximately $100,000, or 8%, to approximately $1.4 million for the three months ended March 31, 2022, compared to approximately $1.3 million for the three months ended March 31, 2021.

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

Common stock equivalent securities that would potentially dilute basic EPS in the future but were not included in the computation of diluted EPS because they were either classified as participating and do not share in losses or would have been anti-dilutive, were approximately 1,916,665 for the three months ended March 31, 2022, and 1,715,210 for the three months ended March 31, 2021.

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

U.S. Segment

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$6,919	$5,647
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(815)	(751)
GROSS PROFIT	6,104	4,896
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,170	725
GENERAL AND ADMINISTRATIVE EXPENSES	317	241
SALES AND MARKETING EXPENSES	4,674	3,278
OPERATING EXPENSES	6,161	4,244
SEGMENT (LOSS) INCOME FROM OPERATIONS	$(57)	$652

U.S. Segment - three months ended March 31, 2022 compared to the three months ended March 31, 2021

Net revenue. Net revenue increased by approximately $1.3 million, or 23%, to approximately $6.9 million for the three months ended March 31, 2022, compared to approximately $5.6 million for the three months ended March 31, 2021. The U.S. market saw continued growth driven by our targeted programs to support physician reengagement.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $70,000, or 9%, to approximately $820,000 for the three months ended March 31, 2022, compared to approximately $750,000 for the three months ended March 31, 2021. The increase was primarily attributable to our increased product sales.

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $470,000, or 64%, to approximately $1.2 million for the three months ended March 31, 2022, compared to approximately $730,000 for the three months ended March 31, 2021. The increase was primarily attributable to increases of approximately $240,000 in scientific communication costs and $190,000 in personnel costs.

General and administrative expenses. General and administrative expenses increased by approximately $80,000, or 33%, to approximately $320,000 for the three months ended March 31, 2022, compared to approximately $240,000 for the three months ended March 31, 2021.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $1.3 million, or 39%, to approximately $4.6 million for the three months ended March 31, 2022, compared to approximately $3.3 million for the three months ended March 31, 2021. The increase was primarily attributable to increases of approximately $740,000 in marketing costs, including costs for targeted health care providers and patient brand awareness campaigns and $590,000 in personnel costs including increased commissions and travel expenses.

International Segment

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$4,979	$5,567
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(865)	(811)
GROSS PROFIT	4,114	4,756
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	916	941
GENERAL AND ADMINISTRATIVE EXPENSES	422	587
SALES AND MARKETING EXPENSES	2,004	1,334
OPERATING EXPENSES	3,342	2,862
SEGMENT INCOME FROM OPERATIONS	$772	$1,894

International Segment - three months ended March 31, 2022 compared to the three months ended March 31, 2021

Net revenue. Net revenue decreased by approximately $600,000, or 11%, to approximately $5.0 million for the three months ended March 31, 2022, compared to approximately $5.6 million for the three months ended March 31, 2021. The decrease was driven by continued COVID-19 lockdowns in our international markets. The U.K. came out of lockdown in late January, while Germany came out of lockdown near the end of March.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $60,000, or 7%, to approximately $870,000 for the three months ended March 30, 2022, compared to approximately $810,000 for the three months ended March 31, 2021. The increase was mainly due to the mix of products sold to international distributors and to customers in our direct markets. Cost of goods sold is generally a higher percentage of net revenue for our international distributors than for our international direct customers.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $20,000, or 2%, to approximately $920,000 for the three months ended March 31, 2022, compared to approximately $940,000 for the three months ended March 31, 2021.

General and administrative expenses. General and administrative expenses decreased by approximately $170,000, or 29%, to approximately $420,000 for the three months ended March 31, 2022, compared to approximately $590,000 for the three months ended March 31, 2021. The decrease was primarily attributable to a decrease in personnel costs.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $700,000, or 54%, to approximately $2.0 million for the three months ended March 31, 2022, compared to approximately $1.3 million for the three months ended March 31, 2021. The increase was primarily attributable to increases of (a) approximately $230,000 in personnel costs; (b) approximately $210,000 in marketing costs; and (c) approximately $140,000 in market access costs.

Operating Cost Segment

	Three Months Ended
	March 31,
	2022		2021
	(In thousands)
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	$1,461	$	$1,538
GENERAL AND ADMINISTRATIVE EXPENSES	2,283		2,396
SALES AND MARKETING EXPENSES	117		143
OPERATING EXPENSES	3,861		4,077
SEGMENT LOSS FROM OPERATIONS	$(3,861)		$(4,077)

Operating Cost Segment - three months ended March 31, 2022 compared to the three months ended March 31, 2021

Research, development and medical affairs expenses. Research, development and medical affairs expenses was approximately $1.5 million for each of the three months ended March 31, 2022 and 2021.

General and administrative expenses. General and administrative expenses increased by approximately $100,000, or 4%, to approximately $2.3 million for the three months ended March 31, 2022, compared to approximately $2.4 million for the three months ended March 31, 2021.

Sales and marketing expenses. Sales and marketing expenses decreased by approximately $20,000, or 14%, to approximately $120,000 for the three months ended March 31, 2022, compared to approximately $140,000 for the three months ended March 31, 2021.

Other

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	$36	$9
GENERAL AND ADMINISTRATIVE EXPENSES	218	189
SALES AND MARKETING EXPENSES	58	63
DEPRECIATION AND AMORTIZATION	689	638
OPERATING EXPENSES	1,001	899
OTHER LOSS FROM OPERATIONS	$(1,001)	$(899)

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

Operating expenses. Operating expenses in Other increased by approximately $100,000, or 11%, to $1.0 million for the three months ended March 31, 2022, compared to approximately $900,000 for the three months ended March 31, 2021. This increase was primarily attributable to an increase in global stock-based compensation expenses.

Depreciation and amortization. Depreciation and amortization was approximately $690,000 and $640,000 for the three months ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

Overview

Since inception, we have incurred recurring losses, negative cash flow from operations and have accumulated a deficit in stockholders’ equity of $403.2 million as of March 31, 2022. As of March 31, 2022, we had approximately $9.9 million in cash and cash equivalents. In mid-April 2021 we received a total of $20.0 million in cash from the Ocumension transaction described above. We have used and are using these funds to continue to commercialize ILUVIEN, to fund our NEW DAY clinical trial and for general corporate purposes, which may include working capital, capital expenditures, other clinical trial expenditures, acquisitions of new technologies, products or businesses in ophthalmology, and investments.

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

(c)an approximately $1.8 million loan (the PPP Loan) we obtained in April 2020 under the Paycheck Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, which was forgiven in its entirety, including interest, on April 16, 2021; and

(d)the $20.0 million in funds we obtained in April 2021 as a result of the Ocumension transaction.

The 2019 Loan Agreement does not include a revolving loan feature and has been fully advanced by the lenders. We currently have no additional borrowing capacity, and the 2019 Loan Agreement generally prohibits any additional debt unless we obtain the prior consent of the lenders.

Indebtedness

Loans from SLR Investment Corp. (SLR, formerly known as Solar Capital Ltd. until February 2021). On January 5, 2018, we entered into a $40.0 million loan and security agreement with SLR, as Collateral Agent, and the parties signatory thereto from time to time as Lenders, including SLR in its capacity as a lender (the 2018 Loan Agreement). On December 31, 2019, we refinanced the 2018 Loan Agreement by entering into a $45.0 million loan and security agreement (the 2019 Loan Agreement) with SLR, as the Collateral Agent, and the parties signing the loan agreement from time to time as Lenders, including SLR in its capacity as a Lender (collectively, the Lenders). Under the 2019 Loan Agreement, we borrowed $42.5 million on December 31, 2019 and borrowed the remaining $2.5 million on February 21, 2020. The two borrowings under the 2019 Loan Agreement totaled $45.0 million and are referred to as the SLR Loan. The SLR Loan matures on July 1, 2024. We used the initial proceeds of the SLR Loan to pay off the outstanding loan under the 2018 Loan Agreement, along with related prepayment, legal and other fees and expenses totaling approximately $2.3 million, which included $2.2 million in fees to SLR. We used the remaining proceeds of the SLR Loan to provide additional working capital for general corporate purposes during 2020 and the first half of 2021.

On May 1, 2020, we entered into a First Amendment to the 2019 Loan Agreement (the First Amendment). The First Amendment included revised covenants that applied to our financial performance during 2020, all of which we met. The First Amendment, among other things, required that a minimum revenue covenant be measured at March 31, 2021 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of our projected revenues in accordance with a plan we submitted to the Collateral Agent in February 2021, with such plan to be approved by our board of directors (the Board) and the Collateral Agent in its sole discretion.

On March 30, 2021, we entered into a Second Amendment to the 2019 Loan Agreement (the Second Amendment), which among other things:

(a)reflected the Collateral Agent’s consent to our delivery of Board-approved annual financial projections for 2021 by April 1, 2021 (which we delivered in a timely manner);

(b)specified the minimum revenue amount, calculated on a trailing six-month basis and tested at the end of each calendar quarter in 2021, that we must achieve for each such period (the Revenue Covenant);

(c)required that the Revenue Covenant be tested at March 31, 2022 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of our projected revenues in accordance with an annual plan we must submit to the Collateral Agent by January 15th of such year, such plan to be approved by our Board and the Collateral Agent in its sole discretion; and

(d)provided that in future years we must deliver to the Collateral Agent and the Lenders as soon as available after approval thereof by our Board, but no later than the earlier of (x) 15 days after such approval and (y) February 28 of such year, our annual financial projections for the entire current fiscal year as approved by our Board, provided that any revisions to such projections approved by our Board shall be delivered to the Collateral Agent and the Lenders no later than seven days after such approval.

On February 22, 2022, we entered into a Third Amendment to the 2019 Loan Agreement (the Third Amendment), which, among other things:

(a)specified the minimum revenue amount, calculated on a trailing six-month basis and tested at the end of each calendar quarter in 2022, that we must achieve for each such period (the Revenue Covenant);

(b)consented to maintaining a lower minimum revenue amount under the Revenue Covenant for the trailing six-month period ended December 31, 2021 than previously required under the 2019 Loan Agreement (and waived any event of default that may have occurred or may be deemed to have occurred as a result of our lower revenue amount for that period); and

(c)required that the Revenue Covenant be tested at March 31, 2023 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of our projected revenues in accordance with an annual plan we must submit to the Collateral Agent by January 15 of such year, such plan to be thereafter approved by our Board and the Collateral Agent in its sole discretion no later than February 28 of such year.

Interest on the 2019 Loan Agreement is payable at the greater of (i) one-month LIBOR or (ii) 1.78%, in either case plus 7.65% per annum. As of March 31, 2022, the interest rate under the 2019 Loan Agreement was 9.43%. The 2019 Loan Agreement provides for interest only payments until January 1, 2023. If we meet certain revenue thresholds and no event of default shall have occurred and is continuing, we can extend the interest only period an additional six months, ending on June 30, 2023, followed by one year of monthly payments of principal and interest.

The Federal Reserve recently raised interest rates to combat the effects of inflation and has announced that it expects to continue to do so in the future. An increase in LIBOR (or a successor interest rate) would increase our interest costs. For example, a 1.0% increase in the interest rate under the 2019 Loan Agreement above the interest rate that applied to us as of March 31, 2022 (9.43%) would increase our interest expense by approximately $444,000 per year and reduce our liquidity and capital resources by that amount. A more significant increase could materially and adversely affect our results of operations and our ability to pay amounts due under the 2019 Loan Agreement.

Our operations and thus our net product revenues have continued to be adversely affected by the COVID-19 pandemic. During each of the six months ended September 30, 2021 and December 31, 2021, we did not generate sufficient revenue to meet the trailing six-month Revenue Covenant included in the 2019 Loan Agreement. For each such six-month period, the Lenders provided a consent that permitted us not to maintain the Revenue Covenant as of September 30, 2021 and December 31, 2021, respectively, and waived any event of default that may have occurred or may have been deemed to have occurred. We were in compliance with the Revenue Covenant as of March 31, 2022 and expect to comply with the Revenue Covenant at the next reportable date, which is June 30, 2022, and through one year after the filing date of this Quarterly Report on Form 10-Q, although we can give no assurances in that regard. However, due to the remaining uncertainty surrounding the COVID-19 pandemic, it is possible that we will fail to comply with the Revenue Covenant. If we fail to comply with the Revenue Covenant and the Lenders do not provide a consent and waiver, acceleration of the maturity of the loan is one of the remedies available to the Lenders. If the Lenders accelerate the maturity of the loan, we would be forced to find alternative financing or enter into an alternative agreement with the Lenders. We cannot be sure that alternative financing will be available when needed or that, if available, the alternative financing could be obtained on terms that are not significantly detrimental to us or our stockholders. See the risk factor related to the 2019 Loan Agreement in Part I, Item 1A of the 2021 Form 10-K.

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

$20.0 million Capital Infusion from Ocumension

On April 14, 2021, we entered into a Share Purchase Agreement with Ocumension Therapeutics, pursuant to which we offered and sold to Ocumension 1,144,945 shares of our common stock, at a purchase price of $8.734044 per share. The number of shares sold was equal to 19.9% of the number of shares of common stock outstanding immediately before the closing. The aggregate gross proceeds from the sale of the shares were $10.0 million. In addition, we received a nonrefundable upfront license payment of $10.0 million pursuant to the Ocumension License Agreement. For more information about the Ocumension transaction, see “Transactions with Ocumension

Therapeutics” above, Notes 9 and 16 of our notes to the accompanying Interim Financial Statements, and our Current Report on Form 8-K filed with the SEC on April 14, 2021.

Current Cash Position

As of March 31, 2022, we had approximately $9.9 million in cash and cash equivalents, a decrease of $6.6 million from the $16.5 million in cash and cash equivalents that we reported as of December 31, 2021.

In April 2021, we received gross proceeds of $20.0 million in cash from the Ocumension transaction described above. As we have previously disclosed, we have used some of these proceeds to invest in targeted spending programs in both the U.S. and international markets to drive reengagement with physicians and accelerate our growth. While we believe many of these investments have proven to be successful, we also realize that continuing to spend at those levels in certain markets is not sustainable without the offsetting higher revenues we hoped to achieve. To conserve our cash, we are curtailing some of our spending in our international markets to address the slower than expected revenue growth in Europe coming out of the pandemic, and we expect to continue to monitor our ongoing spending programs closely.

We may need to raise additional capital to fund our business strategy, including the continued commercialization of ILUVIEN and the retention and in certain areas, the expansion, of our current employees and staff. The actual amount of funds that we may need will depend on many factors, some of which are beyond our control. See Part I, Item 1, “Business - The COVID-19 Pandemic and Our Steps to Address its Effects on Our Business” of the 2021 Form 10-K for an explanation of how we are seeking to mitigate the impact of the pandemic on our financial position and operations.

We cannot be sure that additional financing will be available when needed or that, if available, the additional financing could be obtained on terms that are not significantly detrimental to us or our stockholders. If we were to raise additional funds by issuing equity securities, substantial dilution to existing stockholders could result, and the terms of any new equity securities may have a preference over our common stock. If we were to attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining those agreements, or in receiving milestone or royalty payments under them. If we were to attempt to raise additional funds through debt financing, we would be required to obtain the permission or participation of SLR, which we might not be able to obtain. Our recurring losses and any potential needs to raise capital create substantial doubt about our ability to continue as a going concern for the next 12 months following the issuance of the financial statements for the filing of this Quarterly Report on Form 10-Q.

Sources and Uses of Cash for the three months ended March 31, 2022 compared to the three months ended March 31, 2021

For the three months ended March 31, 2022, net cash used in our operations was approximately $6.2 million. The cash used in our operations was impacted by our net loss of approximately $6.0 million and a net decrease of $2.5 million in accounts payable, accrued expenses and other current liabilities. Cash used in operations for the three months ended March 31, 2022 was offset by $690,000 of non-cash depreciation and amortization, a $550,000 decrease in fair value of our warrant asset, $310,000 of non-cash stock-based compensation expense, $270,000 of non-cash interest expense associated with the amortization of our debt discount and deferred financing costs, a decrease of $270,000 in prepaid expenses and other current assets, a decrease of $200,000 in inventory and a decrease of $180,000 in accounts receivable.

For the three months ended March 31, 2021, net cash used in our operations was approximately $2.5 million. The cash used in our operations was primarily due to our net loss of $3.6 million and a decrease of $1.3 million in accounts payable, accrued expenses and other current liabilities. Cash used in operations for the three months ended March 31, 2021 was offset by a decrease in accounts receivable of $1.3 million, $640,000 of non-cash depreciation and amortization, $260,000 of non-cash stock-based compensation expense, $240,000 of non-cash interest expense associated with the amortization of our debt discount and a $110,000 decrease in inventory.

For the three months ended March 31, 2022, net cash used in our investing activities was approximately $150,000, which was primarily due to purchases of furniture for our new U.S. headquarters.

For the three months ended March 31, 2021, net cash used in our investing activities was approximately $80,000, which was primarily due to capital expenditures associated with the transfer of manufacturing to Cadence, Inc.

For the three months ended March 31, 2022, net cash used in our financing activities was approximately $60,000, which was primarily due to payments of finance lease obligations.

For the three months ended March 31, 2021, net cash used in our financing activities was approximately $60,000, which was primarily due to payments of finance lease obligations.

Contractual Obligations and Commitments

2019 Loan Agreement. The outstanding loan under the 2019 Loan Agreement (the SLR Loan) provides for interest only payments until January 1, 2023, followed by 19 monthly payments of principal and interest until the SLR Loan matures on July 1, 2024. We estimate that we will be obligated to pay to the Lenders $45.0 million in loan principal and approximately $6.5 million in interest through July 1, 2024 at the current rate of 9.43% per annum (which may be higher as noted above).

The NEW DAY Study. In January 2020, we began entering into agreements with contract research organizations (CROs) and physician clinics in connection with a multicenter, single masked, randomized and controlled trial designed to generate prospective data evaluating ILUVIEN as a baseline therapy in the treatment of DME and demonstrate its advantages over the current standard of care of repeat anti-VEGF injections (the NEW DAY Study). The NEW DAY Study is planned to enroll approximately 300 treatment-naïve, or almost naïve, DME patients in approximately 42 sites around the U.S. For the three months ended March 31, 2022 and March 31, 2021, we incurred approximately $960,000 and $890,000, respectively, of expense associated with the NEW DAY Study. In connection with the NEW DAY Study, we expect to incur additional expenses of approximately $5.1 million for the remainder of 2022, $5.5 million in 2023 and $1.0 million in 2024.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

In the 2021 Form 10-K, we identify under Item 1A of Part I important factors that could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. There have been no material changes in our risk factors since the filing of the 2021 Form 10-K. However, the risks described in the 2021 Form 10-K are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

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
10.11.G*#

Third Amendment to Loan and Security Agreement dated February 22, 2022, by and among Alimera Sciences, Inc., SLR Investment Corp., as Collateral Agent, and the parties signatory thereto as Lenders, including SLR in its capacity as a Lender.

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

*Filed herewith.

#Certain confidential information contained in this agreement has been omitted because it is not material and would be competitively harmful if publicly disclosed.

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

ALIMERA SCIENCES, INC.

May 12, 2022	By:	/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2022	By:	/s/ J. Philip Jones
J. Philip Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)