Form 10-Q
period 2022-06-30
ALIMERA SCIENCES INC
filed 2022-08-05
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 3, 2022, there were 6,995,461 shares of the registrant’s Common Stock issued and outstanding.

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

•the possibility that staffing shortages at the third-party manufacturers where the ILUVIEN implant is made and the ILUVIEN applicator is assembled and packaged may lead to product shortages;

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

•the possibility that we may not be able to refinance the 2019 Loan Agreement, which would lead to a greater amount of cash being required to support its amortization on a monthly basis beginning on January 1, 2023;

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

•a slowdown or reduction in our sales due to, among other things, a reduction in end user demand, unexpected competition, regulatory issues or other unexpected circumstances, including unfavorable developments in the COVID-19 pandemic;

•the risk that the planned discontinuation of LIBOR and the replacement of LIBOR with another reference rate may lead to increased interest costs;

•the effects of inflation on the floating interest rate we pay under the 2019 Loan Agreement, which could cause our financing costs to increase materially and thus adversely affect our financial results;

•we may be unable to pay the amounts due under the 2019 Loan Agreement, which on January 1, 2023 will begin to require amortization of principal, with principal payments of approximately $2,368,000 per month, plus interest;

•the possibility that we may see cost increases from our third-party manufacturers and suppliers resulting from increased inflation;

Risks Related to the COVID-19 Pandemic

•the adverse effects of the COVID-19 pandemic, and its unpredictable duration and severity, in the regions where we have customers, employees, distributors and where our third party manufacturers source raw materials used in the manufacturing of ILUVIEN;

•the adverse effects of the COVID-19 pandemic on sales of ILUVIEN that have resulted and could again result from (a) limitations on in-person access to physicians for treatment imposed by governments or healthcare facilities and (b) the unwillingness of patients, many of whom suffer from diabetic macular edema or, in Europe and the U.K., non-infectious uveitis, to visit their physicians in person for fear of contracting the COVID-19 coronavirus;

•the financial uncertainty associated with the adverse effects of the COVID-19 pandemic and the duration and severity of those effects; if these adverse effects were to strengthen again in the future, they may (a) adversely affect our revenue, financial condition and cash flows, and (b) affect certain estimates we use to prepare our quarterly financial results, including impairment of intangible assets, the income tax provision and recoverability of certain receivables;

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

•the possibility that our partner in the greater China market may fail to secure regulatory approval in the greater China market, which would have an adverse effect on our ability to receive our milestone payments under the Ocumension license agreement;

•uncertainty associated with our ability to successfully commercialize ILUVIEN following regulatory approval in additional markets; and

Intellectual Property Risks

•the possibility that we may be adversely affected by the expiration in the near-to medium-term of patents that protect key aspects of ILUVIEN.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$7,859	$16,510
Restricted cash	31	34
Accounts receivable, net	20,319	19,128
Prepaid expenses and other current assets	3,208	3,809
Inventory	1,656	2,679
Total current assets	33,073	42,160
NON-CURRENT ASSETS:
Property and equipment, net	2,418	2,783
Right of use assets, net	1,520	1,710
Intangible asset, net	9,935	10,897
Deferred tax asset	126	137
Warrant asset	502	833
TOTAL ASSETS	$47,574	$58,520
CURRENT LIABILITIES:
Accounts payable	$7,614	$8,706
Accrued expenses	3,316	3,617
Notes payable	14,211	—
Finance lease obligations	290	269
Total current liabilities	25,431	12,592
NON-CURRENT LIABILITIES:
Notes payable, net of discount	29,297	43,080
Other non-current liabilities	5,181	5,453
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value — 10,000,000 shares authorized at June 30, 2022 and December 31, 2021:
Series A Convertible Preferred Stock, 1,300,000 authorized and 600,000 issued and outstanding at June 30, 2022 and December 31, 2021; liquidation preference of $24,000 at June 30, 2022 and December 31, 2021	19,227	19,227
Common stock, $.01 par value — 150,000,000 shares authorized, 6,995,461 shares issued and outstanding at June 30, 2022 and 6,935,154 shares issued and outstanding at December 31, 2021	70	69
Additional paid-in capital	377,847	377,229
Accumulated deficit	(406,351)	(397,281)
Accumulated other comprehensive loss	(3,128)	(1,849)
TOTAL STOCKHOLDERS’ DEFICIT	(12,335)	(2,605)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$47,574	$58,520

See Notes to Unaudited Interim Condensed Consolidated Financial Statements (Interim Financial Statements).

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands, except share and per share data)
REVENUE:
PRODUCT REVENUE, NET	$14,604	$10,655	$26,502	$21,869
LICENSE REVENUE	—	11,048	—	11,048
NET REVENUE	14,604	21,703	26,502	32,917
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(2,166)	(1,813)	(3,846)	(3,375)
GROSS PROFIT	12,438	19,890	22,656	29,542
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	3,932	3,567	7,515	6,780
GENERAL AND ADMINISTRATIVE EXPENSES	2,945	3,356	6,185	6,769
SALES AND MARKETING EXPENSES	6,865	5,331	13,718	10,149
DEPRECIATION AND AMORTIZATION	670	633	1,359	1,271
OPERATING EXPENSES	14,412	12,887	28,777	24,969
(LOSS) INCOME FROM OPERATIONS	(1,974)	7,003	(6,121)	4,573
INTEREST EXPENSE AND OTHER	(1,383)	(1,347)	(2,747)	(2,690)
UNREALIZED FOREIGN CURRENCY GAIN, NET	38	56	146	181
GAIN ON EXTINGUISHMENT OF DEBT	—	1,792	—	1,792
CHANGE IN FAIR VALUE OF WARRANT ASSET	221	701	(331)	701
NET (LOSS) INCOME BEFORE TAXES	(3,098)	8,205	(9,053)	4,557
INCOME TAX PROVISION	(17)	(640)	(17)	(640)
NET (LOSS) INCOME	$(3,115)	$7,565	$(9,070)	$3,917
NET (LOSS) INCOME PER SHARE — Basic	$(0.45)	$1.03	$(1.30)	$0.57
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic	6,999,707	7,351,919	6,995,247	6,857,172
NET (LOSS) INCOME PER SHARE — Diluted	$(0.45)	$1.03	$(1.30)	$0.57
WEIGHTED AVERAGE SHARES OUTSTANDING — Diluted	6,999,707	7,363,150	6,995,247	6,857,172

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
NET (LOSS) INCOME	$(3,115)	$7,565	$(9,070)	$3,917
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	(923)	33	(1,279)	(564)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(923)	33	(1,279)	(564)
COMPREHENSIVE (LOSS) INCOME	$(4,038)	$7,598	$(10,349)	$3,353

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2022	2021
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,070)	$3,917
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,359	1,271
Non-cash consideration received as revenue	—	(973)
Unrealized foreign currency transaction gain, net	(146)	(181)
Amortization of debt discount and deferred financing costs	552	480
Stock-based compensation expense	581	514
Gain on extinguishment of debt	—	(1,792)
Change in fair value of warrant asset	331	(701)
Changes in assets and liabilities:
Accounts receivable	(1,725)	2,019
Prepaid expenses and other current assets	507	646
Inventory	942	408
Accounts payable	(880)	(252)
Accrued expenses and other current liabilities	(181)	(226)
Other long-term liabilities	(81)	(939)
Net cash (used in) provided by operating activities	(7,811)	4,191
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(41)	(190)
Net cash used in investing activities	(41)	(190)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	40	10,042
Common stock issuance costs	—	(81)
Proceeds from exercise of stock options	—	42
Payment of finance lease obligations	(204)	(112)
Net cash (used in) provided by financing activities	(164)	9,891
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(638)	(319)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(8,654)	13,573
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	16,544	11,242
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$7,890	$24,815
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,145	$2,145
Cash paid for income taxes	$182	$23
Supplemental schedule of non-cash investing and financing activities:
Note payable end of term payment accrued but unpaid	$2,250	$2,250

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Series A
			Convertible					Accumulated
	Common Stock		Preferred Stock		Additional	Common		Other
					Paid-In	Stock	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Loss	Total
2021	(In thousands, except share data)
Balance, December 31, 2020	5,719,367	$57	600,000	$19,227	$365,830	$370	$(392,909)	$(553)	$(7,978)
Issuance of common stock, net of issuance costs	45,000	1	—	—	—	—	—	—	1
Stock option exercises	58	—	—	—	—	—	—	—	—
Forfeitures of restricted stock	(10,933)	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	262	—	—	—	262
Net loss	—	—	—	—	—	—	(3,648)	—	(3,648)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(597)	(597)
Balance, March 31, 2021	5,753,492	58	600,000	19,227	366,092	370	(396,557)	(1,150)	(11,960)
Issuance of common stock, net of issuance costs	1,164,343	11	—	—	9,949	—	—	—	9,960
Stock option exercises	6,339	—	—	—	42	—	—	—	42
Forfeitures of restricted stock	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	251	—	—	—	251
Net income	—	—	—	—	—	—	7,565	—	7,565
Foreign currency translation adjustments	—	—	—	—	—	—	—	33	33
Balance, June 30, 2021	6,924,174	$69	600,000	$19,227	$376,334	$370	$(388,992)	$(1,117)	$5,891

2022
Balance, December 31, 2021	6,935,154	$69	600,000	$19,227	$377,229	$—	$(397,281)	$(1,849)	$(2,605)
Issuance of common stock, net of issuance costs	57,500	1	—	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	312	—	—	—	312
Net loss	—	—	—	—	—	—	(5,955)	—	(5,955)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(356)	(356)
Balance, March 31, 2022	6,992,654	70	600,000	19,227	377,541	—	(403,236)	(2,205)	(8,603)
Issuance of common stock, net of issuance costs	10,307	—	—	—	39	—	—	—	39
Forfeitures of restricted stock	(7,500)	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	267	—	—	—	267
Net loss	—	—	—	—	—	—	(3,115)	—	(3,115)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(923)	(923)
Balance, June 30, 2022	6,995,461	$70	600,000	$19,227	$377,847	$—	$(406,351)	$(3,128)	$(12,335)

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

Effects of the COVID-19 Pandemic

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, and the public at large to limit the COVID-19 pandemic’s spread have had, and the Company expects will continue to have to some degree, certain negative effects on, and present certain risks to, the Company’s business. These limitations and other effects of the COVID-19 pandemic had an adverse impact on the Company’s revenues beginning late in the first quarter of 2020, and this adverse impact has continued to a lesser degree through the date of this report in some of the Company’s key markets in Europe that have now begun to recover. As the COVID-19 pandemic continued, the Company’s liquidity and financial condition were adversely affected as well. These COVID-19 pandemic-related factors may continue to adversely affect the Company’s revenue, liquidity and financial condition, and the extent and duration of that effect is uncertain, particularly if SARS-CoV-2 variants emerge that may increase the transmissibility of the coronavirus or be more deadly, or both. This uncertainty could in the future affect certain estimates the Company uses to prepare its quarterly financial results, including impairment of intangible assets, the income tax provision and realizability of certain receivables and the prospective compliance with the Company’s covenants in its loan agreement.

In response to the COVID-19 pandemic, the Company has implemented measures to mitigate the impact of the pandemic on its financial position and operations. The Company is continuing to monitor the effects of the SARS-CoV-2 variants and to increase its engagement with its customers to mitigate any loss of revenue in the affected markets.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Adoption of New Accounting Standard

In August 2020, the FASB issued Accounting Standards Update (ASU) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This standard simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The standard requires entities to provide expanded disclosures about the terms and features of convertible instruments and amends certain guidance in Accounting Standards Codification (ASC) 260 on the computation of EPS for convertible instruments and contracts on an entity’s own equity. The standard became effective for the Company on January 1, 2022. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this ASU require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers (ASC 606). The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company does not anticipate the adoption of this ASU will have a material impact on its financial statements.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental balance sheet information as of June 30, 2022 and December 31, 2021 for the Company’s operating leases is as follows:

	June 30,	December 31,
	2022	2021
	(In thousands)
NON-CURRENT ASSETS:
Right of use assets, net	$1,520	$1,710
Total lease assets	$1,520	$1,710
CURRENT LIABILITIES:
Accrued expenses	$459	$220
NON-CURRENT LIABILITIES:
Other non-current liabilities	2,484	2,735
Total lease liabilities	$2,943	$2,955

The Company’s operating lease cost for the three and six months ended June 30, 2022 was $134,000 and $272,000, respectively, and is included in general and administrative expenses in its condensed consolidated statement of operations. The Company’s operating lease cost for the three and six months ended June 30, 2021 was $118,000 and $236,000, respectively, and is included in general and administrative expenses in its condensed consolidated statement of operations.

As of June 30, 2022, a schedule of maturity of lease liabilities under all of the Company’s operating leases is as follows:

Years Ending December 31	(In thousands)
2022 (remaining)	$125
2023	697
2024	671
2025	474
2026	488
Thereafter	1,555
Total	4,010
Less amount representing interest	(1,067)
Present value of minimum lease payments	2,943
Less current portion (as a portion of accrued expenses)	(459)
Non-current portion (as a portion of other non-current liabilities)	$2,484

Cash paid for operating leases was $132,000 during the six months ended June 30, 2022. No right-of-use assets were obtained in connection with operating leases for the three and six months ended June 30, 2022. Cash paid for operating leases was $298,000 during the six months ended June 30, 2021. No right-of-use assets were obtained in connection with operating leases for the six months ended June 30, 2021.

As of June 30, 2022, the weighted average remaining lease terms of the Company’s operating leases was 6.7 years. The weighted average discount rate used to determine the lease liabilities was 9.5%.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental balance sheet information as of June 30, 2022 and December 31, 2021 for the Company’s finance leases is as follows:

	June 30,	December 31,
	2022	2021
	(In thousands)
NON-CURRENT ASSETS:
Property and equipment, net	$234	$392
Total lease assets	$234	$392
CURRENT LIABILITIES:
Finance lease obligations	$290	$269
NON-CURRENT LIABILITIES:
Other non-current liabilities	108	225
Total lease liabilities	$398	$494

Depreciation expense associated with property and equipment under finance leases was approximately $65,000 and $104,000 for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense associated with property and equipment under finance leases was approximately $155,000 and $209,000 for the six months ended June 30, 2022 and 2021, respectively. Interest expense associated with finance leases was $10,000 and $15,000 for the three months ended June 30, 2022 and 2021, respectively. Interest expense associated with finance leases was $21,000 and $32,000 for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, a schedule of maturity of lease liabilities under finance leases, together with the present value of minimum lease payments, is as follows:

Years Ending December 31	(In thousands)
2022 (remaining)	$231
2023	236
Total	467
Less amount representing interest	(69)
Present value of minimum lease payments	398
Less current portion	(290)
Non-current portion	$108

Cash paid for finance leases was $175,000 during the six months ended June 30, 2022. No property or equipment was obtained in exchange for finance leases during the three and six months ended June 30, 2022.

As of June 30, 2022, the weighted average remaining lease terms of the Company’s finance leases was 0.7 years. The weighted average discount rate used to determine the finance lease liabilities was 9.4%.

6. GOING CONCERN

The accompanying Interim Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Interim Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

To date, the Company has incurred recurring losses and has accumulated a deficit of $406,351,000 from inception through June 30, 2022. As of June 30, 2022, the Company had approximately $7,859,000 in cash and cash equivalents.

Further, the Company must maintain compliance with the debt covenants of its $45,000,000 Loan and Security Agreement dated December 31, 2019 with SLR Investment Corp., as amended (the 2019 Loan Agreement; see Note 10). Additionally, amortization of principal under the 2019 Loan Agreement is currently scheduled to begin on January 1, 2023, with payments of approximately $2,368,000 per month, plus interest. The Company will seek to refinance this loan during the second half of 2022, before the amortization payments begin. In management’s opinion, the uncertainty regarding future revenues raises substantial doubt about the Company’s ability to continue as a going concern without access to additional debt and/or equity financing over the course of the next twelve months.

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s operations and thus its net product revenues were adversely affected by the COVID-19 pandemic, and this adverse impact has continued to a lesser degree through the date of this report in some of the Company’s key markets in Europe that have now begun to recover. During the six months ended September 30, 2021 and December 31, 2021, the Company did not generate sufficient revenue to meet the trailing six-month revenue covenant included in the 2019 Loan Agreement. The lenders provided a consent that permitted the Company not to maintain the revenue covenant as of September 30, 2021 and December 31, 2021 and waived any event of default that had occurred or may be deemed to have occurred.

The Company met the trailing six-month revenue covenant included in the 2019 Loan Agreement for the six-month periods ended March 31, 2022 and June 30, 2022, and the Company expects to comply with the revenue covenant at the next reportable date, which is September 30, 2022, and through one year after the filing date of this Quarterly Report on Form 10-Q, although the Company can give no assurances in that regard. Due primarily to the remaining uncertainty surrounding the COVID-19 pandemic, it is possible that the Company will fail to comply with the revenue covenant. If the Company fails to comply with the revenue covenant and the lenders do not provide a consent and waiver, acceleration of the maturity of the loan is one of the remedies available to the lenders. If the lenders accelerate the maturity of the loan, the Company would be forced to find alternative financing or enter into an alternative agreement with the lenders. The Company cannot be sure that alternative financing will be available when needed or that, if available, the alternative financing could be obtained on terms that are not significantly detrimental to the Company or its stockholders.

To meet the Company’s future working capital needs, the Company will need to raise additional debt or equity financing or refinance the 2019 Loan Agreement. While the Company from time to time has been able to raise additional capital through issuance of equity and/or debt financing, the Company cannot guarantee that it will be able to maintain debt compliance, raise additional equity, contain or reduce expenses, or increase revenue. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern within one year after these Interim Financial Statements are issued.

7. INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2022	2021
	(In thousands)
Component parts (1)	$416	$200
Work-in-process (2)	244	1,416
Finished goods	996	1,063
Total Inventory	$1,656	$2,679

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

The gross carrying amount of the intangible asset is $25,000,000, which is being amortized over approximately 13 years from the payment date. The amortization expense related to the intangible asset was approximately $484,000 for both the three months ended June 30, 2022 and 2021, respectively. The amortization expense related to the intangible asset was approximately $962,000 for both the six months ended June 30, 2022 and 2021, respectively. The net book value of the intangible asset was $9,935,000 and $10,897,000 as of June 30, 2022 and December 31, 2021, respectively.

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated future amortization expense as of June 30, 2022 for the remaining periods in the next five years and thereafter is as follows:

Years Ending December 31	(In thousands)
2022 (remaining)	$978
2023	1,940
2024	1,946
2025	1,940
2026	1,940
Thereafter	1,191
Total	$9,935

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

Following the signing of the New Collaboration Agreement, the Company retained a right to recover up to $15,000,000 of commercialization costs that were incurred prior to profitability of ILUVIEN and to offset a portion of future payments owed to EyePoint with these accumulated commercialization costs, referred to as the Future Offset. Due to the uncertainty of future net profits, the Company has fully reserved the Future Offset in the accompanying Interim Financial Statements. In March 2019, pursuant to the New Collaboration Agreement, the Company forgave $5,000,000 of the Future Offset in connection with the approval of ILUVIEN for NIU-PS in the U.K. As of June 30, 2022, the balance of the Future Offset was approximately $7,207,000.

During the three and six months ended June 30, 2022 and 2021, the Company’s net royalty expense payable to EyePoint was 5.2%, which was reduced from 6% due to the recoverable balance of the Future Offset. The Company will be required to pay an additional 2% royalty on future global net revenues and other related consideration in excess of $75,000,000 in any year. During the three and six months ended June 30, 2022, the Company recognized approximately $758,000 and $1,375,000, respectively, of royalty expense, which is included in cost of goods sold, excluding depreciation and amortization. As of June 30, 2022, approximately $758,000 of this royalty expense was included in the Company’s accounts payable. During the three and six months ended June 30, 2021, the Company recognized approximately $1,021,000 and $1,605,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company received a nonrefundable upfront payment of $10,000,000 from Ocumension HK and may in the future receive additional sales-based milestone payments totaling up to $89,000,000 upon the achievement by Ocumension HK of certain specified sales milestones during the term of the License Agreement. The Company’s receipt of future milestone payments depends upon whether Ocumension HK is able to successfully complete product development and commercialization in the Territory, which requires, among other things, obtaining necessary regulatory approvals and appropriate reimbursement pricing in the various countries and jurisdictions in the Territory, a process that may take several years. During the three and six months ended June 30, 2021, the Company recognized $11,048,000 in license revenue from the Ocumension transaction (including the value of a warrant subscription agreement, which Alimera received as consideration, for Alimera to purchase 1,000,000 shares of Ocumension Therapeutics during a period of four years), in accordance with ASC 606, Revenue from Contracts with Customers, with the remaining approximate $300,000 in consideration classified as deferred revenue that will be recognized over the remaining term of the license agreement once Ocumension begins to sell products.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Interest on the 2019 Loan Agreement is payable at the greater of (i) one-month LIBOR or (ii) 1.78%, in either case plus 7.65% per annum. As of June 30, 2022, the interest rate under the 2019 Loan Agreement was 9.43%. The 2019 Loan Agreement provides for interest only payments until January 1, 2023.

The Company’s operations and thus its net product revenues were adversely affected by the COVID-19 pandemic, and this adverse impact has continued to a lesser degree through the date of this report in some of the Company’s key markets in Europe that have now begun to recover. During each of the six months ended September 30, 2021 and December 31, 2021, the Company did not generate sufficient revenue to meet the trailing six-month Revenue Covenant included in the 2019 Loan Agreement. For each such six-month period, the Lenders provided a consent that permitted the Company not to maintain the Revenue Covenant as of September 30, 2021 and December 31, 2021, respectively, and waived any event of default that may have occurred or may have been deemed to have occurred. The Company was in compliance with the Revenue Covenant as of March 31, 2022 and June 30, 2022, and the Company expects to comply with the Revenue Covenant at the next reportable date, which is September 30, 2022, and throughout 2022, although the Company can give no assurances in that regard. See Note 6.

Modification of Debt

In accordance with the guidance in ASC 470-50, Debt, the Company entered into and accounted for the First Amendment, the Second Amendment and the Third Amendment as modifications and expensed, as they were incurred, legal costs associated with third parties as costs of the modifications. The Company did not capitalize any additional costs associated with the Amendments.

Paycheck Protection Program Loan

On April 22, 2020, the Company received a $1,778,000 loan (the PPP Loan) under the Paycheck Protection Program established by the U.S. Small Business Administration as part of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. The PPP Loan was unsecured and was evidenced by a note in favor of HSBC Bank USA, National Association (HSBC) as the lender. On July 21, 2020, the Company submitted an application to HSBC for forgiveness of the PPP Loan. The PPP Loan was forgiven in its entirety, including interest, on April 16, 2021. As a result of forgiveness, the Company recognized a gain on extinguishment of debt of $1,792,000 during the three and six months June 30, 2021.

Fair Value of Debt

The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing. Therefore, the carrying amount of the notes approximated their fair value at June 30, 2022 and December 31, 2021.

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. (LOSS) EARNINGS PER SHARE (EPS)

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

The Company had net income available to stockholders for the three and six months ended June 30, 2021, primarily due to the transaction with Ocumension, which closed on April 14, 2021.

Basic and diluted earnings per share attributable to common and participating shares of common stock for the period were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands, except share and per share data)
Net (loss) income available to stockholders	$(3,115)	$7,565	$(9,070)	$3,917
Allocation of undistributed (loss) income:
(Loss) income attributable to common stock	$(3,115)	$6,989	$(9,070)	$3,619
Income attributable to participating securities	$—	$576	$—	$298

Basic shares:
Weighted average common shares	6,999,707	6,750,415	6,995,247	6,255,668
Weighted average participating shares	—	601,504	—	601,504
Total basic weighted average shares	6,999,707	7,351,919	6,995,247	6,857,172

Diluted shares:
Weighted average common shares	6,999,707	6,750,415	6,995,247	6,255,668
Dilutive weighted average shares	—	11,231	—	—
Total dilutive weighted common shares	6,999,707	6,761,646	6,995,247	6,255,668
Weighted average participating shares	—	601,504	—	601,504
Total dilutive weighted average shares	6,999,707	7,363,150	6,995,247	6,857,172

Basic EPS	$(0.45)	$1.03	$(1.30)	$0.57
Diluted EPS	$(0.45)	$1.03	$(1.30)	$0.57

Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either not classified as participating or would have been anti-dilutive, were as follows:

	June 30,
	2022	2021
Series A convertible preferred stock	601,504	—
Common stock warrants	—	30,582
Stock options	1,310,465	720,999
Total	1,911,969	751,581

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. PREFERRED STOCK

Series A Convertible Preferred Stock

As of June 30, 2022, there were 600,000 shares of Series A Convertible Preferred Stock issued and outstanding.

13. EQUITY INCENTIVE PLANS

Under the Company’s 2019 Omnibus Incentive Plan (the 2019 Plan), the Compensation Committee of the Board is authorized to grant equity-based incentive awards that include stock options, restricted stock units and shares of restricted stock to officers, directors, employees and contractors. Equity-based awards are also outstanding under the Company’s 2010 Equity Incentive Plan, although no new awards can be granted under that plan. The Company also has an employee stock purchase plan.

Stock Options

During the three months ended June 30, 2022 and 2021, the Company recorded compensation expense related to stock options of approximately $218,000 and $224,000, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded compensation expense related to stock options of approximately $476,000, and $459,000, respectively. As of June 30, 2022, the total unrecognized compensation cost related to non-vested stock options granted was $1,498,000 and is expected to be recognized over a weighted average period of 2.77 years. The following table presents a summary of stock option activity for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022		2021
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price ($)	Options	Price ($)
Options outstanding at beginning of period	1,315,161	19.39	1,083,124	23.73
Grants	1,700	4.34	26,150	9.00
Forfeitures and expirations	(6,396)	15.58	(15,193)	24.60
Exercises	—	—	(6,339)	6.59
Options outstanding at period end	1,310,465	19.39	1,087,742	23.46
Options exercisable at period end	887,543	25.91	759,434	30.42
Weighted average per share fair value of options granted during the period	$2.94		$5.99

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides presents a summary of stock option activity for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022		2021
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price ($)	Options	Price ($)
Options outstanding at beginning of period	1,075,795	23.35	939,379	26.72
Grants	285,250	4.96	213,300	5.51
Forfeitures	(50,580)	21.51	(58,540)	12.16
Exercises	—	—	(6,397)	6.59
Options outstanding at period end	1,310,465	19.39	1,087,742	23.46
Options exercisable at period end	887,543	25.91	759,434	30.42
Weighted average per share fair value of options granted during the period	$3.32		$3.56

The following table provides additional information related to outstanding stock options as of June 30, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term	Value ($)
				(In thousands)
Outstanding	1,310,465	19.39	6.17 years	255
Exercisable	887,543	25.91	4.88 years	92
Outstanding, vested and expected to vest	1,252,644	20.04	6.03 years	230

The following table provides additional information related to outstanding stock options as of December 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term	Value ($)
				(In thousands)
Outstanding	1,075,795	23.35	5.56 years	21
Exercisable	809,837	28.76	4.57 years	5
Outstanding, vested and expected to vest	1,043,347	23.88	5.46 years	19

As of June 30, 2022, 696,397 shares remain available for grant under the 2019 Plan.

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

The following table presents a summary of restricted stock activity for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022		2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value ($)	Shares	Fair Value ($)
Restricted stock outstanding at beginning of period	94,063	5.29	38,750	5.01
Grants	—	—	7,500	8.93
Vested units	(7,500)	8.93	—	—
Forfeitures	—	—	—	—
Restricted stock outstanding at period end	86,563	4.98	46,250	5.65

The following table presents a summary of restricted stock activity for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022		2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value ($)	Shares	Fair Value ($)
Restricted stock outstanding at beginning of period	46,250	5.65	30,086	3.12
Grants	57,500	4.96	52,500	5.57
Vested units	(9,687)	5.01	(25,403)	3.12
Forfeitures	(7,500)	8.93	(10,933)	4.20
Restricted stock outstanding at period end	86,563	4.98	46,250	5.65

Employee stock-based compensation expense related to restricted stock recognized in accordance with ASC 718, Compensation - Stock Compensation (ASC 718) was $43,000 and $16,000 for the three months ended June 30, 2022 and 2021, respectively. Employee stock-based compensation expense related to restricted stock recognized in accordance with ASC 718 was $89,000 and $35,000 for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the total unrecognized compensation cost related to restricted stock was $386,000 and is expected to be recognized over a weighted average period of 3.19 years.

Employee Stock Purchase Plan

During the three months ended June 30, 2022 and 2021, the Company recorded compensation expense related to its employee stock purchase plan of approximately $7,000, and $12,000, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded compensation expense related to its employee stock purchase plan of approximately $15,000 and $20,000, respectively.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

uncertain tax positions. The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.

For the six months ended June 30, 2022, the Company has not recorded income tax expense or benefit. The Company has incurred losses in all material jurisdictions for the current quarter. No tax benefit is expected to be realized for the losses in the United States and the United Kingdom due to the ongoing losses and valuation allowances in these jurisdictions. Tax expense or benefit for income and losses in other jurisdictions (Ireland, Germany, and Portugal) are immaterial for the quarter.

At December 31, 2021, the Company had U.S. federal NOL carry-forwards of approximately $143,200,000 and state NOL carry-forwards of approximately $106,700,000 available to reduce future taxable income. The Company’s U.S. federal NOL carry-forwards remain fully reserved as of June 30, 2022. Except for the NOLs generated after 2017, the U.S. federal NOLs not fully utilized will expire at various dates between 2029 and 2038; most state NOL carry-forwards will expire at various dates between 2021 and 2041. Under the Tax Cuts and Jobs Act of 2017, U.S. federal NOLs and some state NOLs generated after 2017 will carryforward indefinitely.

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

15. SEGMENT INFORMATION

During the three months ended June 30, 2022 and 2021, two customers within the U.S. segment that are large pharmaceutical distributors accounted for 61% and 54%, respectively, of the Company’s consolidated product revenues. During the six months ended June 30, 2022 and 2021, two customers within the U.S. segment that are large pharmaceutical distributors accounted for 60% and 52%, respectively, of the Company’s consolidated product revenues. These same two customers within the U.S. segment accounted for approximately 66% and 68% of the Company’s consolidated accounts receivable at June 30, 2022 and at December 31, 2021, respectively.

During the first quarter of 2021, the Chief Executive Officer (CEO), who is the chief operating decision maker, changed the manner in which the chief operating decision maker monitors performance, aligns strategies and allocates resources, which resulted in a change in the operating segments. The Company’s operations are now managed as three operating segments: U.S., International and Operating Cost. The Company determined that each of these operating segments represented a reportable segment. Previously, the Company was managed as two operating segments: U.S. and International. In monitoring performance, aligning strategies and allocating resources, the chief operating decision maker manages and evaluates the Company’s U.S., International and Operating Cost segments based on segment income or loss from operations adjusted for certain non-cash items, such as stock-based compensation expense and depreciation and amortization. Therefore, the Company classifies within Other (a) the non-cash expenses included in research, development and medical affairs expenses; general and administrative expenses; and sales and marketing expenses; and (b) depreciation and amortization.

The Company’s U.S. and International segments represent the sales and marketing, general and administrative and research and development activities dedicated to the respective geographies. The Operating Cost segment primarily represents the general and

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

administrative and research and development activities not specifically associated with the U.S. or International segments and includes expenses such as executive management; information technology administration and support; legal; compliance; clinical studies; and business development.

Each of the Company’s U.S., International and Operating Cost segments is separately managed and is evaluated primarily upon segment income or loss from operations. Other is presented to reconcile to the Company’s consolidated totals. The Company does not report balance sheet information by segment because the chief operating decision maker does not review that information. The Company allocates certain operating expenses among its reporting segments based on activity-based costing methods. These activity-based costing methods require the Company to make estimates that affect the amount of each expense category that is attributed to each segment. Changes in these estimates will directly affect the amount of expense allocated to each segment and therefore the operating profit of each reporting segment.

The following tables present a summary of the Company’s reporting segments for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30, 2022
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$8,943	$5,661	$—	$—	$14,604
LICENSE REVENUE	—	—	—	—	—
NET REVENUE	8,943	5,661	—	—	14,604
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,060)	(1,106)	—	—	(2,166)
GROSS PROFIT	7,883	4,555	—	—	12,438
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,281	807	1,799	45	3,932
GENERAL AND ADMINISTRATIVE EXPENSES	195	468	2,112	170	2,945
SALES AND MARKETING EXPENSES	4,568	2,112	133	52	6,865
DEPRECIATION AND AMORTIZATION	—	—	—	670	670
OPERATING EXPENSES	6,044	3,387	4,044	937	14,412
SEGMENT INCOME (LOSS) FROM OPERATIONS	1,839	1,168	(4,044)	(937)	(1,974)
OTHER INCOME AND EXPENSES, NET	—	—	—	(1,124)	(1,124)
NET LOSS BEFORE TAXES					$(3,098)

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2021
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$5,787	$4,868	$—	$—	$10,655
LICENSE REVENUE	—	11,048	—	—	11,048
NET REVENUE	5,787	15,916	—	—	21,703
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(705)	(1,108)	—	—	(1,813)
GROSS PROFIT	5,082	14,808	—	—	19,890
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	874	1,086	1,584	23	3,567
GENERAL AND ADMINISTRATIVE EXPENSES	230	471	2,486	169	3,356
SALES AND MARKETING EXPENSES	3,667	1,463	143	58	5,331
DEPRECIATION AND AMORTIZATION	—	—	—	633	633
OPERATING EXPENSES	4,771	3,020	4,213	883	12,887
SEGMENT INCOME (LOSS) FROM OPERATIONS	311	11,788	(4,213)	(883)	7,003
OTHER INCOME AND EXPENSES, NET	—	—	—	1,202	1,202
NET INCOME BEFORE TAXES					$8,205

The following tables present a summary of the Company’s reporting segments for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30, 2022
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$15,863	$10,639	$—	$—	$26,502
LICENSE REVENUE	—	—	—	—	—
NET REVENUE	15,863	10,639	—	—	26,502
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,875)	(1,971)	—	—	(3,846)
GROSS PROFIT	13,988	8,668	—	—	22,656
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,451	1,723	3,259	82	7,515
GENERAL AND ADMINISTRATIVE EXPENSES	511	892	4,393	389	6,185
SALES AND MARKETING EXPENSES	9,242	4,116	250	110	13,718
DEPRECIATION AND AMORTIZATION	—	—	—	1,359	1,359
OPERATING EXPENSES	12,204	6,731	7,902	1,940	28,777
SEGMENT INCOME (LOSS) FROM OPERATIONS	1,784	1,937	(7,902)	(1,940)	(6,121)
OTHER INCOME AND EXPENSES, NET	—	—	—	(2,932)	(2,932)
NET LOSS BEFORE TAXES					$(9,053)

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

The aggregate gross proceeds from the sale of the Shares were $10,000,000. The Company has used and intends to continue to use the net proceeds from the sale of the Shares to continue to commercialize ILUVIEN® and for general corporate purposes, which may include working capital, capital expenditures, other clinical trial expenditures, acquisitions of new technologies, products or businesses in ophthalmology, and investments.

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

The following fair value tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Warrant asset (1)	$—	$502	$—	$502
Assets measured at fair value	$—	$502	$—	$502

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Warrant asset (1)	$—	$833	$—	$833
Assets measured at fair value	$—	$833	$—	$833

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

Where We Market ILUVIEN to Treat Diabetic Macular Edema (DME)

ILUVIEN has received marketing authorization for the use of ILUVIEN to treat DME for the indications and in the countries shown in the following table:

Indication for the Treatment of DME	Countries Where ILUVIEN Has Received Marketing Authorization to Treat DME	Countries Where ILUVIEN Has Received Reimbursement Approval to Treat DME	Countries Where ILUVIEN is Currently Available to Treat DME
Treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure	U.S., Australia, Canada, Kuwait, Lebanon and the United Arab Emirates	U.S., Kuwait, Lebanon and the United Arab Emirates	U.S., Kuwait, Lebanon and the United Arab Emirates
Treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies	The United Kingdom (U.K.), Germany, France, Italy, Spain, Portugal, Ireland, Austria, Belgium, Denmark, Norway, Finland, Sweden, Poland, Czech Republic, the Netherlands and Luxembourg	The U.K., Belgium, Germany, France, Italy, Spain, Portugal, Ireland, Luxembourg and the Netherlands	The U.K., Belgium, Germany, France, Italy, Spain, Portugal, Ireland, Austria, Luxembourg, Denmark, Norway, Finland, Sweden and the Netherlands

Where We Market ILUVIEN to Treat Recurrent Non-Infectious Uveitis Affecting the Posterior Segment of the Eye (NIU-PS)

ILUVIEN has received marketing authorization for the use of ILUVIEN to treat NIU-PS for the indications and in the countries shown in the following table:

Indication for the Treatment of NIU-PS	Countries Where ILUVIEN Has Received Marketing Authorization to Treat NIU-PS	Countries Where ILUVIEN Has Received Reimbursement Approval to Treat NIU-PS	Countries Where ILUVIEN is Currently Marketed to Treat NIU-PS
The prevention of relapse in recurrent NIU-PS	The U.K., Germany, France, Spain, Portugal, Ireland, Austria, Belgium, Denmark, Norway, Finland, Sweden, Poland, Czech Republic, the Netherlands and Luxembourg	The U.K., Germany, Ireland (private sector), Spain, Luxembourg and the Netherlands	The U.K. Austria, Belgium, Germany, Ireland, Luxembourg, Denmark, Norway, Sweden, Finland and the Netherlands

We launched ILUVIEN for the NIU-PS indication in Germany and the U.K. during the third quarter of 2019, the Netherlands during the fourth quarter of 2020 and Luxembourg in the first quarter of 2021. In addition, we secured reimbursement of ILUVIEN for NIU-PS with the major private insurers in Ireland in the first quarter of 2021.

ILUVIEN became commercially available in Finland and Denmark during the first quarter of 2021, in Norway and Sweden during the second quarter of 2021. ILUVIEN is currently commercialized across the Nordic Region through a direct commercial team and our contracted wholesaler partner.

We signed an agreement on August 4, 2021 with Tanner Pharma to make ILUVIEN accessible to doctors wishing to use it on a named-patient basis in territories where ILUVIEN is not licensed or commercialized while ensuring compliance with regulations.

The COVID-19 Pandemic and Our Steps to Address its Effects on Our Business

The unprecedented events of the COVID-19 pandemic, and its unpredictable duration, in the regions where we have customers, employees and distributors have had an adverse effect on our sales of ILUVIEN and thus on our net revenues, liquidity and financial condition. These adverse effects of the pandemic on us have resulted from the following, among other factors:

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

These factors may continue to adversely impact our revenue in affected markets and our capital resources, although the extent and duration of that impact is currently uncertain. (Please refer to “Special Note Regarding Forward-Looking Statements and Projections” above.)

In response to these developments, we have implemented measures to mitigate the impact of the pandemic on our financial position and operations. We are continuing to monitor the effects of the SARS-CoV-2 variants and to increase our engagement with our customers to mitigate any anticipated loss of revenue in those markets that may be affected.

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

For more information about the Ocumension transaction, see Notes 9 and 16 in the Interim Financial Statements and our Current Report on Form 8-K filed with the SEC on April 14, 2021.

Sources of Revenues

Our revenues for the three months ended June 30, 2022 and 2021 were generated from product sales primarily in the U.S., Germany and the U.K. In the U.S., two large pharmaceutical distributors accounted for 61% and 54% of our consolidated product revenues for the three months ended June 30, 2022 and 2021, respectively, and 60% and 52% of our consolidated product revenues for the six months ended June 30, 2022 and 2021, respectively. These U.S.-based distributors purchase ILUVIEN from us, maintain inventories of ILUVIEN and sell downstream to physician offices, pharmacies and hospitals. Internationally, in countries where we sell direct, our customers are hospitals, clinics and pharmacies. We sometimes refer to physician offices, pharmacies, hospitals and clinics as end users. In international countries where we sell to distributors, these distributors maintain inventory levels of ILUVIEN for sale to their customers.

License Agreement with EyePoint Pharmaceuticals US, Inc.

Under the July 2017 New Collaboration Agreement with EyePoint Pharmaceuticals US, Inc. (EyePoint), we have rights to the technology underlying ILUVIEN for the treatment of (a) human eye diseases, including uveitis, in Europe, the Middle East, and Africa, and (b) human eye diseases other than uveitis worldwide. During each of the three and six months ended June 30, 2022 and 2021, our net royalty expense payable to EyePoint was 5.2%. We will pay an additional 2% royalty on future global net revenues and other related consideration in excess of $75.0 million in any year. (For more information about our agreement with EyePoint, including how we calculate the royalty percentages we are required to pay, see Note 9 in the Interim Financial Statements.)

Consolidated Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands, except share and per share data)
REVENUE:
PRODUCT REVENUE, NET	$14,604	$10,655	$26,502	$21,869
LICENSE REVENUE	—	11,048	—	11,048
NET REVENUE	14,604	21,703	26,502	32,917
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(2,166)	(1,813)	(3,846)	(3,375)
GROSS PROFIT	12,438	19,890	22,656	29,542
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	3,932	3,567	7,515	6,780
GENERAL AND ADMINISTRATIVE EXPENSES	2,945	3,356	6,185	6,769
SALES AND MARKETING EXPENSES	6,865	5,331	13,718	10,149
DEPRECIATION AND AMORTIZATION	670	633	1,359	1,271
OPERATING EXPENSES	14,412	12,887	28,777	24,969
(LOSS) INCOME FROM OPERATIONS	(1,974)	7,003	(6,121)	4,573
INTEREST EXPENSE AND OTHER	(1,383)	(1,347)	(2,747)	(2,690)
UNREALIZED FOREIGN CURRENCY GAIN, NET	38	56	146	181
GAIN ON EXTINGUISHMENT OF DEBT	—	1,792	—	1,792
CHANGE IN FAIR VALUE OF WARRANT ASSET	221	701	(331)	701
NET (LOSS) INCOME BEFORE TAXES	(3,098)	8,205	(9,053)	4,557
INCOME TAX PROVISION	(17)	(640)	(17)	(640)
NET (LOSS) INCOME	$(3,115)	$7,565	$(9,070)	$3,917
NET (LOSS) INCOME PER SHARE — Basic	$(0.45)	$1.03	$(1.30)	$0.57
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic	6,999,707	7,351,919	6,995,247	6,857,172
NET (LOSS) INCOME PER SHARE — Diluted	$(0.45)	$1.03	$(1.30)	$0.57
WEIGHTED AVERAGE SHARES OUTSTANDING — Diluted	6,999,707	7,363,150	6,995,247	6,857,172

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

Net revenue decreased by approximately $7.1 million, or 33%, to approximately $14.6 million for the three months ended June 30, 2022, compared to approximately $21.7 million for the three months ended June 30, 2021. The decrease was primarily attributable to (a) the $11.0 million of recognized license revenue from our transactions with Ocumension and (b) the recognition of $1.0 million in deferred product revenue associated with the termination of our Canadian distribution agreement with Knight Therapeutics, both of which were recognized during the three and six months ended June 30, 2021. Offsetting these decreases, consolidated net product revenue increased by approximately $3.9 million, or 36%, to approximately $14.6 million from $10.7 million for the three months ended June 30, 2022 and 2021, respectively. The increase was primarily due to increased access to physicians, improved patient flow in physician practices, and investment in our sales, marketing, scientific and medical programs. Additionally, our international product revenue for the three months ended June 30, 2022, as reported in U.S. dollars, was negatively affected in comparison to the 2021 period by changes in foreign exchange rates that reduced our international revenue for the 2022 period by approximately 10%, or $590,000.

Net revenue decreased by approximately $6.4 million, or 19%, to approximately $26.5 million for the six months ended June 30, 2022, compared to approximately $32.9 million for the six months ended June 30, 2021. The decrease was primarily attributable to the events associated with Ocumension and Knight Therapeutics described in the preceding paragraph, both of which were recognized during the six months ended June 30, 2021. Offsetting these decreases, consolidated net product revenue increased by approximately $4.6 million, or 21%, to approximately $26.5 million from $21.9 million for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily due to increased access to physicians, improved patient flow in physician practices, and investment in our sales, marketing, scientific and medical programs. Additionally, our international product revenue for the six months ended June 30, 2022, as reported in U.S.

dollars, was negatively affected in comparison to the 2021 period by changes in foreign exchange rates that reduced our international revenue for the 2022 period by approximately 10%, or $1.1 million.

Cost of Goods Sold, Excluding Depreciation and Amortization, and Gross Profit

Gross profit is affected by costs of goods sold, which includes costs of manufactured goods sold and royalty payments to EyePoint under the New Collaboration Agreement. Additionally, cost of goods sold by our international distributors fluctuates depending on the revenue share attributable to the respective contract.

Cost of goods sold, excluding depreciation and amortization, increased by approximately $400,000, or 22%, to approximately $2.2 million for the three months ended June 30, 2022, compared to approximately $1.8 million for the three months ended June 30, 2021. The increase was primarily related to our increased product sales.

Cost of goods sold, excluding depreciation and amortization, increased by approximately $400,000, or 12%, to approximately $3.8 million for the six months ended June 30, 2022, compared to approximately $3.4 million for the six months ended June 30, 2021. The increase was primarily related to our increased product sales.

Gross profit decreased by approximately $7.5 million, or 38%, to approximately $12.4 million for the three months ended June 30, 2022, compared to approximately $19.9 million for the three months ended June 30, 2021. Gross margin was 85% and 92% for the three months ended June 30, 2022 and 2021, respectively. The decrease was primarily related to the events associated with Ocumension and Knight Therapeutics described above, both of which were recognized during the 2021 period.

Gross profit decreased by approximately $6.8 million or 23%, to approximately $22.7 million for the six months ended June 30, 2022, compared to approximately $29.5 million for the six months ended June 30, 2021. Gross margin was 85% and 90% for the six months ended June 30, 2022 and 2021, respectively. The decrease was primarily related to the events associated with Ocumension and Knight Therapeutics described above, both of which were recognized during the 2021 period.

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

Research, development and medical affairs expenses increased by approximately $300,000, or 8%, to approximately $3.9 million for the three months ended June 30, 2022, compared to approximately $3.6 million for the three months ended June 30, 2021. The increase was primarily attributable to increases of approximately $220,000 of personnel costs and $180,000 of scientific communication costs.

Research, development and medical affairs expenses increased by approximately $700,000, or 10%, to approximately $7.5 million for the six months ended June 30, 2022, compared to approximately $6.8 million for the six months ended June 30, 2021. The increase was primarily attributable to increases of approximately $430,000 of scientific communication costs and $210,000 of personnel costs.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including finance, accounting, legal, information technology, training and employee development. Other significant costs include facilities costs and professional fees for accounting and legal services. We expect to continue to incur significant costs to comply with the reporting, corporate governance, internal control and similar requirements applicable to public companies.

General and administrative expenses decreased by approximately $500,000, or 15%, to approximately $2.9 million for the three months ended June 30, 2022, compared to approximately $3.4 million for the three months ended June 30, 2021. The decrease was primarily attributable decreases of $260,000 of professional fees and $140,000 of franchise taxes.

General and administrative expenses decreased by approximately $600,000, or 9%, to approximately $6.2 million for the six months ended June 30, 2022, compared to approximately $6.8 million for the six months ended June 30, 2021. The decrease was primarily attributable to decreases of $390,000 of professional fees and $180,000 of franchise taxes.

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

Sales and marketing expenses increased by approximately $1.6 million, or 30%, to approximately $6.9 million for the three months ended June 30, 2022, compared to approximately $5.3 million for the three months ended June 30, 2021. The increase was primarily attributable to increases of (a) approximately $800,000 in marketing costs, including costs for targeted health care providers and patient brand awareness campaigns; (b) approximately $540,000 of personnel costs, including commissions, and travel expenses; and (c) approximately $160,000 in consultant costs.

Sales and marketing expenses increased by approximately $3.6 million, or 36%, to approximately $13.7 million for the six months ended June 30, 2022, compared to approximately $10.1 million for the six months ended June 30, 2021. The increase was primarily attributable to increases of (a) approximately $1.8 million in marketing costs, including costs for targeted health care providers and patient brand awareness campaigns; (b) approximately $1.4 million of personnel costs, including commissions, and travel expenses; and (c) approximately $210,000 in consultant costs.

Operating Expenses

As a result of the increases and decreases in various expenses described above, total operating expenses increased by approximately $1.5 million, or 12%, to approximately $14.4 million for the three months ended June 30, 2022, compared to approximately $12.9 million for the three months ended June 30, 2021. The increase was primarily attributable to increases of approximately $1.6 million in sales and marketing expenses and $300,000 in research, development and medical affairs expenses. These increases were partially offset by a decrease of approximately $500,000 in general and administrative expenses as described above.

As a result of the increases and decreases in various expenses described above, total operating expenses increased by approximately $3.8 million, or 15%, to approximately $28.8 million for the six months ended June 30, 2022, compared to approximately $25.0 million for the six months ended June 30, 2021. The increase was primarily attributable to increases of approximately $3.6 million in sales and marketing expenses and $700,000 in research, development and medical affairs expenses. These increases were partially offset by a decrease of approximately $600,000 in general and administrative expenses as described above.

Interest Expense and Other

Interest Expense and Other increased by approximately $100,000, or 8%, to approximately $1.4 million for the three months ended June 30, 2022, compared to approximately $1.3 million for the three months ended June 30, 2021.

Interest Expense and Other increased was approximately $2.7 million for the six months ended June 30, 2022 and 2021.

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

Basic EPS is computed by dividing net (loss) income available to stockholders by the weighted average number of shares outstanding for the period. Diluted EPS is calculated in accordance with ASC 260 by adjusting weighted average shares outstanding for the dilutive effect of common stock options, restricted stock units and warrants. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, because the effect would be anti-dilutive.

We had net income available to stockholders for the three and six months ended June 30, 2021, primarily due to the transaction with Ocumension.

Basic and diluted earnings per share attributable to common and participating shares of common stock for the period were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands, except share and per share data)
Net (loss) income available to stockholders	$(3,115)	$7,565	$(9,070)	$3,917
Allocation of undistributed (loss) income:
(Loss) income attributable to common stock	$(3,115)	$6,989	$(9,070)	$3,619
Income attributable to participating securities	$—	$576	$—	$298

Basic shares:
Weighted average common shares	6,999,707	6,750,415	6,995,247	6,255,668
Weighted average participating shares	—	601,504	—	601,504
Total basic weighted average shares	6,999,707	7,351,919	6,995,247	6,857,172

Diluted shares:
Weighted average common shares	6,999,707	6,750,415	6,995,247	6,255,668
Dilutive weighted average shares	—	11,231	—	—
Total dilutive weighted common shares	6,999,707	6,761,646	6,995,247	6,255,668
Weighted average participating shares	—	601,504	—	601,504
Total dilutive weighted average shares	6,999,707	7,363,150	6,995,247	6,857,172

Basic EPS	$(0.45)	$1.03	$(1.30)	$0.57
Diluted EPS	$(0.45)	$1.03	$(1.30)	$0.57

Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either classified as participating and do not share in losses or would have been anti-dilutive. Those securities were approximately 1,911,969 for the three and six months ended June 30, 2022, and 751,581 for the three and six months ended June 30, 2021.

Results of Operations – Segment Review

The following selected unaudited financial and operating data are derived from our Interim Financial Statements. The results and discussions that follow reflect how our Chief Executive Officer (CEO), who is the chief operating decision maker, monitors the performance of our reporting segments.

Our U.S. and International segments represent the sales and marketing, general and administrative and research and development activities dedicated to the respective geographies. The Operating Cost segment primarily represents the general and administrative and research and development activities not specifically associated with the U.S. or International segments and includes expenses such as executive management; information technology administration and support; legal; compliance; clinical studies; and business development. In monitoring performance, aligning strategies and allocating resources, our chief operating decision maker manages and evaluates our U.S., International and Operating Cost segments based on segment income or loss from operations adjusted for certain non-cash items, such as stock-based compensation expense and depreciation and amortization. Therefore, we classify within Other (a) the non-cash expenses included in research, development and medical affairs expenses; general and administrative expenses; and sales and marketing expenses; and (b) depreciation and amortization.

Each of our U.S., International and Operating Cost segments is separately managed and is evaluated primarily upon segment income or loss from operations. Other is presented to reconcile to our consolidated totals. For that reconciliation, please see Note 19 in the Interim Financial Statements. We do not report balance sheet information by segment because our chief operating decision maker does not review that information. We allocate certain operating expenses among our reporting segments based on activity-based costing methods. These activity-based costing methods require us to make estimates that affect the amount of each expense category that is attributed to each segment. Changes in these estimates will directly affect the amount of expense allocated to each segment and therefore the operating profit of each reporting segment.

U.S. Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$8,943	$5,787	$15,863	$11,435
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,060)	(705)	(1,875)	(1,456)
GROSS PROFIT	7,883	5,082	13,988	9,979
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,281	874	2,451	1,599
GENERAL AND ADMINISTRATIVE EXPENSES	195	230	511	470
SALES AND MARKETING EXPENSES	4,568	3,667	9,242	6,945
OPERATING EXPENSES	6,044	4,771	12,204	9,014
SEGMENT INCOME FROM OPERATIONS	$1,839	$311	$1,784	$965

U.S. Segment – three months ended June 30, 2022 compared to the three months ended June 30, 2021

Product revenue, net. Product revenue, net increased by approximately $3.1 million, or 53%, to approximately $8.9 million for the three months ended June 30, 2022, compared to approximately $5.8 million for the three months ended June 30, 2021. The increase was primarily due to increased access to physicians, improved patient flow in physician practices and investment in our sales, marketing, scientific and medical programs.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $390,000, or 55%, to approximately $1.1 million for the three months ended June 30, 2022, compared to approximately $710,000 for the three months ended June 30, 2021. The increase was primarily attributable to our increased product sales.

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $430,000, or 49%, to approximately $1.3 million for the three months ended June 30, 2022, compared to approximately $870,000 for the three months ended June 30, 2021. The increase was primarily attributable to increases of approximately $200,000 in scientific communication costs and $200,000 in personnel costs.

General and administrative expenses. General and administrative expenses decreased by approximately $30,000, or 13%, to approximately $200,000 for the three months ended June 30, 2022, compared to approximately $230,000 for the three months ended June 30, 2021.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $900,000, or 24%, to approximately $4.6 million for the three months ended June 30, 2022, compared to approximately $3.7 million for the three months ended June 30, 2021. The increase was primarily attributable to increases of approximately $470,000 in marketing costs, including costs for targeted health care providers and patient brand awareness campaigns and $360,000 in personnel costs including increased commissions and travel expenses.

U.S. Segment – six months ended June 30, 2022 compared to the six months ended June 30, 2021

Net revenue. Net revenue increased by approximately $4.5 million, or 39%, to approximately $15.9 million for the six months ended June 30, 2022, compared to approximately $11.4 million for the six months ended June 30, 2021. The increase was primarily due to increased access to physicians, improved patient flow in physician practices and investment in our sales, marketing, scientific and medical programs.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $400,000, or 27%, to approximately $1.9 million for the six months ended June 30, 2022, compared to approximately $1.5 million for the six months ended June 30, 2021. The increase was primarily attributable to our increased product sales.

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $900,000, or 56%, to approximately $2.5 million for the six months ended June 30, 2022, compared to approximately $1.6 million for the six months ended June 30, 2021. The increase was primarily attributable to increases of approximately $450,000 in scientific communication costs and $390,000 in personnel costs.

General and administrative expenses. General and administrative expenses increased by approximately $40,000, or 9%, to approximately $510,000 for the six months ended June 30, 2022, compared to approximately $470,000 for the six months ended June 30, 2021.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $2.3 million, or 33%, to approximately $9.2 million for the six months ended June 30, 2022, compared to approximately $6.9 million for the six months ended June 30, 2021. The increase was primarily attributable to increases of approximately $1.2 million in marketing costs, including costs for targeted health care providers and patient brand awareness campaigns and $1.0 million in personnel costs including increased commissions and travel expenses.

International Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$5,661	$4,868	$10,639	$10,434
LICENSE REVENUE	—	11,048	—	11,048
NET REVENUE	5,661	15,916	10,639	21,482
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,106)	(1,108)	(1,971)	(1,919)
GROSS PROFIT	4,555	14,808	8,668	19,563
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	807	1,086	1,723	2,026
GENERAL AND ADMINISTRATIVE EXPENSES	468	471	892	1,058
SALES AND MARKETING EXPENSES	2,112	1,463	4,116	2,796
OPERATING EXPENSES	3,387	3,020	6,731	5,880
SEGMENT INCOME FROM OPERATIONS	$1,168	$11,788	$1,937	$13,683

International Segment - three months ended June 30, 2022 compared to the three months ended June 30, 2021

Net revenue. Net revenue decreased by approximately $10.2 million, or 64%, to approximately $5.7 million for the three months ended June 30, 2022, compared to approximately $15.9 million for the three months ended June 30, 2021. The decrease was primarily attributable to (a) the $11.0 million of recognized license revenue from our transactions with Ocumension and (b) the recognition of $1.0 million in deferred product revenue associated with the termination of our Canadian distribution agreement with Knight Therapeutics, both of which were recognized during the three months ended June 30, 2021. Offsetting these decreases, net product revenue increased by approximately $800,000, or 16%, to approximately $5.7 million from $4.9 million for the three months ended June 30, 2022 and 2021, respectively. The increase was primarily attributable to the decreasing effects of COVID-19 on patient access to care. Additionally, our international product revenue for the three months ended June 30, 2022, as reported in U.S. dollars, was negatively affected in comparison to the 2021 period by changes in foreign exchange rates that reduced our international revenue for the 2022 period by approximately 10%, or $590,000.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, was approximately $1.1 million for both the three months ended June 30, 2022, and 2021.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $290,000, or 26%, to approximately $810,000 for the three months ended June 30, 2022, compared to approximately $1.1 million for the three months ended June 3, 2021. The decrease was primarily attributable to a decrease in costs associated with consultants.

General and administrative expenses. General and administrative expenses were approximately $470,000 for both the three months ended June 30, 2022 and 2021.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $600,000, or 40%, to approximately $2.1 million for the three months ended June 30, 2022, compared to approximately $1.5 million for the three months ended June 30, 2021. The increase was primarily attributable to increases of approximately $340,000 in marketing costs and $190,000 in personnel costs including increased commissions and travel expenses.

International Segment - six months ended June 30, 2022 compared to the six months ended June 30, 2021

Net revenue. Net revenue decreased by approximately $10.9 million, or 51%, to approximately $10.6 million for the six months ended June 30, 2022, compared to approximately $21.5 million for the six months ended June 30, 2021. The decrease was primarily relate to the events with Ocumension and Knight Therapeutics described above, both of which were recognized during the 2021 period. Offsetting these decreases, net product revenue increased by approximately $200,000, or 2%, to approximately $10.6 million from $10.4 million for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily attributable to the decreasing effects of COVID-19 on patient access to care. Additionally, our international product revenue for the six months ended June 30, 2022, as reported in U.S. dollars, was negatively affected in comparison to the 2021 period by changes in foreign exchange rates that reduced our international revenue for the 2022 period by approximately 10%, or $1.1 million.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by approximately $100,000, or 5%, to $2.0 million for the six months ended June 30, 2022 compared to approximately $1.9 million for the six months ended June 30, 2021.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $300,000, or 15%, to approximately $1.7 million for the six months ended June 30, 2022, compared to approximately $2.0 million for the three months ended June 30, 2021. The decrease was primarily attributable to a decrease in costs associated with consultants.

General and administrative expenses. General and administrative expenses decreased by approximately $210,000 or 19% to approximately $890,000 for the six months ended June 30, 2022, compared to approximately $1.1 million for the six months ended June 30, 2021. The decrease was primarily attributable to a decrease in personnel costs.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $1.3 million, or 46%, to approximately $4.1 million for the six months ended June 30, 2022, compared to approximately $2.8 million for the six months ended June 30, 2021. The increase was primarily attributable to increases of approximately $550,000 in marketing costs, $430,000 in personnel costs including increased commissions and travel expenses, $160,000 in market access costs and $130,000 in consultant costs.

Operating Cost Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	$1,799	$1,584	$3,259	$3,122
GENERAL AND ADMINISTRATIVE EXPENSES	2,112	2,486	4,393	4,882
SALES AND MARKETING EXPENSES	133	143	250	286
OPERATING EXPENSES	4,044	4,213	7,902	8,290
SEGMENT LOSS FROM OPERATIONS	$(4,044)	$(4,213)	$(7,902)	$(8,290)

Operating Cost Segment - three months ended June 30, 2022 compared to the three months ended June 30, 2021

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $200,000, or 13% , to approximately $1.8 million for the three months ended June 30, 2022, compared to approximately $1.6 million for the three months ended June 30, 2021. The increase was primarily attributable to increased costs associated with our NEW DAY Study as enrollment continues to increase.

General and administrative expenses. General and administrative expenses decreased by approximately $400,000, or 16%, to approximately $2.1 million for the three months ended June 30, 2022, compared to approximately $2.5 million for the three months ended June 30, 2021. The decrease was primarily attributable decreases of $260,000 of professional fees and $140,000 of franchise taxes.

Sales and marketing expenses. Sales and marketing expenses decreased by approximately $10,000, or 7%, to approximately $130,000 for the three months ended June 30, 2022, compared to approximately $140,000 for the three months ended June 30, 2021.

Operating Cost Segment - six months ended June 30, 2022 compared to the six months ended June 30, 2021

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $200,000, or 6%, to approximately $3.3 million for the six months ended June 30, 2022, compared to approximately $3.1 million for the six months ended June 30, 2021. The increase was primarily attributable to increased costs associated with our NEW DAY Study as enrollment continues to increase.

General and administrative expenses. General and administrative expenses decreased by approximately $500,000, or 10%, to approximately $4.4 million for the six months ended June 30, 2022, compared to approximately $4.9 million for the six months ended June 30, 2021. The decrease was primarily attributable to decreases of $380,000 of professional fees and $180,000 of franchise taxes.

Sales and marketing expenses. Sales and marketing expenses decreased by approximately $40,000, or 14%, to approximately $250,000 for the six months ended June 30, 2022, compared to approximately $290,000 for the six months ended June 30, 2021.

Other

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	$45	$23	$82	$33
GENERAL AND ADMINISTRATIVE EXPENSES	170	169	389	359
SALES AND MARKETING EXPENSES	52	58	110	122
DEPRECIATION AND AMORTIZATION	670	633	1,359	1,271
OPERATING EXPENSES	937	883	1,940	1,785
SEGMENT LOSS FROM OPERATIONS	$(937)	$(883)	$(1,940)	$(1,785)

Our CEO, who is our chief operating decision maker, manages and evaluates our U.S., International and Operating Cost segments based upon segment income or loss from operations adjusted for certain non-cash items, such as stock-based compensation expense and depreciation and amortization. We classify the non-cash expenses included in research, development and medical affairs expenses, general and administrative expenses, and sales and marketing expenses within Other in the Interim Financial Statements.

Operating expenses. Operating expenses in Other increased by approximately $50,000, or 6%, to $940,000 for the three months ended June 30, 2022, compared to approximately $890,000 for the three months ended June 30, 2021. This increase was primarily attributable to an increase in global stock-based compensation expenses.

Operating expenses. Operating expenses in Other increased by approximately $100,000, or 6%, to $1.9 million for the six months ended June 30, 2022, compared to approximately $1.8 million for the six months ended June 30, 2021. This increase was primarily attributable to an increase in global stock-based compensation expenses.

Depreciation and amortization. Depreciation and amortization was approximately $670,000 and $630,000 for the three months ended June 30, 2022 and 2021, respectively.

Depreciation and amortization. Depreciation and amortization was approximately $1.4 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

Overview

Since inception, we have incurred recurring losses, negative cash flow from operations and have accumulated a deficit in stockholders’ equity of $406.4 million as of June 30, 2022. As of June 30, 2022, we had approximately $7.9 million in cash and cash equivalents. In mid-April 2021 we received a total of $20.0 million in cash from the Ocumension transaction described above. We have used and are continuing to use these funds to commercialize ILUVIEN, to fund our NEW DAY clinical trial and for general corporate purposes, which may include working capital, capital expenditures, other clinical trial expenditures, acquisitions of new technologies, products or businesses in ophthalmology, and investments.

As explained above in “Effects of the COVID-19 Pandemic,” the unprecedented events of the COVID-19 pandemic, and its unpredictable duration, in the regions where we have customers, employees and distributors have had an adverse effect on our sales of ILUVIEN and thus on our net revenues, liquidity and capital resources. The extent and duration of that impact is uncertain at this time, particularly in light of the emergence of SARS-CoV-2 variants that increase the transmissibility of the coronavirus.

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

Interest on the 2019 Loan Agreement is payable at the greater of (i) one-month LIBOR or (ii) 1.78%, in either case plus 7.65% per annum. As of June 30, 2022, the interest rate under the 2019 Loan Agreement was 9.43%. The 2019 Loan Agreement provides for interest only payments until January 1, 2023.

The Federal Reserve has raised interest rates to combat the effects of inflation and has announced that it expects to continue to do so in the future. An increase in LIBOR (or a successor interest rate) would increase our interest costs. For example, a 1.0% increase in the interest rate under the 2019 Loan Agreement above the interest rate that applied to us as of June 30, 2022 (9.43%) would increase our interest expense by approximately $426,000 per year and reduce our liquidity and capital resources by that amount. A more significant increase could materially and adversely affect our results of operations and our ability to pay amounts due under the 2019 Loan Agreement. The 2019 Loan Agreement provides for interest only payments through December 31, 2022, followed by 19 monthly payments of approximately $2.4 million in principal, plus interest, until the loan matures on July 1, 2024.

Our operations and thus our net product revenues have continued to be adversely affected by the COVID-19 pandemic. During each of the six months ended September 30, 2021 and December 31, 2021, we did not generate sufficient revenue to meet the trailing six-month Revenue Covenant included in the 2019 Loan Agreement. For each such six-month period, the Lenders provided a consent that permitted us not to maintain the Revenue Covenant as of September 30, 2021 and December 31, 2021, respectively, and waived any event of default that may have occurred or may have been deemed to have occurred. We were in compliance with the Revenue Covenant as of March 31, 2022 and June 30, 2022, and we expect to comply with the Revenue Covenant at the next reportable date, which is September 30, 2022, and through one year after the filing date of this Quarterly Report on Form 10-Q, although we can give no assurances in that regard. However, due to the remaining uncertainty surrounding the COVID-19 pandemic, it is possible that we will fail to comply with the Revenue Covenant. If we fail to comply with the Revenue Covenant and the Lenders do not provide a consent and waiver, acceleration of the maturity of the loan is one of the remedies available to the Lenders. If the Lenders accelerate the maturity of the loan, we would be forced to find alternative financing or enter into an alternative agreement with the Lenders. We cannot be sure that alternative financing will be available when needed or that, if available, the alternative financing could be obtained on terms that are not significantly detrimental to us or our stockholders. See the risk factor related to the 2019 Loan Agreement in Part I, Item 1A of the 2021 Form 10-K.

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

$20.0 million Capital Infusion from Ocumension

On April 14, 2021, we entered into a Share Purchase Agreement with Ocumension Therapeutics, pursuant to which we offered and sold to Ocumension 1,144,945 shares of our common stock, at a purchase price of $8.734044 per share. The number of shares sold was equal to 19.9% of the number of shares of common stock outstanding immediately before the closing. The aggregate gross proceeds from the sale of the shares were $10.0 million. In addition, we received a nonrefundable upfront license payment of $10.0 million pursuant to the Ocumension License Agreement. For more information about the Ocumension transaction, see “Transactions with Ocumension Therapeutics” above, Notes 9 and 16 in the Interim Financial Statements, and our Current Report on Form 8-K filed with the SEC on April 14, 2021.

Current Cash Position

As of June 30, 2022, we had approximately $7.9 million in cash and cash equivalents, a decrease of $8.6 million from the $16.5 million in cash and cash equivalents that we reported as of December 31, 2021 and a decrease of approximately $2.0 million from the $9.9 million in cash and cash equivalents that we reported as of March 31, 2022.

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

Amortization of principal on our 2019 Loan Agreement is currently scheduled to begin on January 1, 2023, with principal payments of approximately $2.4 million per month, plus interest. To meet our future working capital needs and to fund our business strategy, including the continued commercialization of ILUVIEN, we will seek to refinance this loan during the second half of 2022, before the amortization payments begin. The actual amount of funds that we will need will depend on many factors, some of which are beyond our control. See “The COVID-19 Pandemic and Our Steps to Address its Effects on Our Business” above in this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for an explanation of how we are seeking to mitigate the impact of the pandemic on our financial position and operations.

We cannot be sure that additional financing will be available when needed or that, if available, the additional financing could be obtained on terms that are not significantly detrimental to us or our stockholders. If we were to raise additional funds by issuing equity securities, substantial dilution to existing stockholders could result, and the terms of any new equity securities may have a preference over our common stock. If we were to attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining those agreements, or in receiving milestone or royalty payments under them. If we were to attempt to raise additional funds through debt financing, we would be required to obtain the permission or participation of SLR, which we might not be able to obtain. Our recurring losses and any potential needs to raise capital create substantial doubt about our ability to continue as a going concern for the next 12 months following the issuance of the Interim Financial Statements to be included in this Quarterly Report on Form 10-Q.

Sources and Uses of Cash for the six months ended June 30, 2022 compared to the six months ended June 30, 2021

For the six months ended June 30, 2022, net cash used in our operations was approximately $7.8 million. The cash used in our operations was impacted by our net loss of approximately $9.1 million, a net increase of $1.7 million in accounts receivable, and a net decrease of $1.1 million in accounts payable, accrued expenses and other current liabilities. Cash used in operations for the six months ended June 30, 2022 was offset by $1.4 million of non-cash depreciation and amortization, a decrease of $940,000 in inventory, $580,000 of non-cash stock-based compensation expense, $550,000 of non-cash interest expense associated with the amortization of our debt discount and deferred financing costs, a decrease of $510,000 in prepaid expenses and other current assets, and a $330,000 decrease in fair value of our warrant asset.

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

For the six months ended June 30, 2022, net cash used in our investing activities was approximately $40,000.

For the six months ended June 30, 2021, net cash used in our investing activities was approximately $190,000, which was primarily due to capital expenditures associated with the transfer of manufacturing to the facility at Cadence, Inc., as discussed below.

For the six months ended June 30, 2022, net cash used in our financing activities was approximately $170,000, which was primarily due to payments of finance lease obligations.

For the six months ended June 30, 2021, net cash provided by our financing activities was approximately $9.9 million, which was primarily due to $10.0 million of proceeds from the issuance of common stock, offset by $110,000 of payments of finance lease obligations and $80,000 in common stock issuance costs.

Contractual Obligations and Commitments

2019 Loan Agreement. The outstanding loan under the 2019 Loan Agreement (the SLR Loan) provides for interest only payments until January 1, 2023, followed by 19 monthly payments of approximately $2.4 million principal, plus interest, until the loan matures on July 1, 2024. We estimate that we will be obligated to pay to the Lenders $45.0 million in loan principal and approximately $5.4 million in interest through July 1, 2024 at the current rate of 9.43% per annum (which may be higher as noted above).

The NEW DAY Study. In January 2020, we began entering into agreements with contract research organizations (CROs) and physician clinics in connection with a multicenter, single masked, randomized and controlled trial designed to generate prospective data evaluating ILUVIEN as a baseline therapy in the treatment of DME and demonstrate its advantages over the current standard of care of repeat anti-VEGF injections (the NEW DAY Study). The NEW DAY Study is planned to enroll approximately 300 treatment-naïve, or almost naïve, DME patients in approximately 42 sites around the U.S. For both the three months ended June 30, 2022 and 2021, we incurred approximately $1.1 million of expense associated with the NEW DAY Study. For the six months ended June 30, 2022 and 2021, we incurred approximately $2.1 million and $2.0 million, respectively, of expense associated with the NEW DAY Study. In connection with the NEW DAY Study, we expect to incur additional expenses of approximately $3.7 million for the remainder of 2022, $5.5 million in 2023 and $1.0 million in 2024.

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

Impact of Recent Accounting Pronouncements

See Note 3 in the Interim Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and expected effects on results of operations and financial condition, if known.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ALIMERA SCIENCES, INC.

August 5, 2022	By:	/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2022	By:	/s/ J. Philip Jones
J. Philip Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)