Form 10-Q
period 2022-09-30
ALIMERA SCIENCES INC
filed 2022-11-14
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 10, 2022, there were 7,008,482 shares of the registrant’s Common Stock issued and outstanding.

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

Financial Risks

•the possibility that we may not be able to refinance our $45.0 million Loan and Security Agreement with SLR Investment Corp. (SLR, f/k/a Solar Capital Ltd.) as Collateral Agent (Agent), and certain other lenders, including SLR in its capacity as a lender, dated December 31, 2019, as amended (the 2019 Loan Agreement) which would lead to a greater amount of cash being required to support its amortization on a monthly basis beginning on January 1, 2023;

•the possibility that we may be unable to pay the amounts due under the 2019 Loan Agreement, which on January 1, 2023 will begin to require amortization of principal, with principal payments of approximately $2,368,000 per month, plus interest;

•the possibility that we may fail to comply with the financial covenants the 2019 Loan Agreement, and in that event be unable to obtain a waiver from SLR for any resulting default;

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

Risks Related to the COVID-19 Pandemic

•the adverse effects of the COVID-19 pandemic, and its unpredictable duration and severity in light of current and possible new variants, in the regions where we have customers, employees, distributors and where our third-party manufacturers source raw materials used in the manufacturing of ILUVIEN;

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

•the financial uncertainty associated with the adverse effects of the COVID-19 pandemic and the duration and severity of those effects in light of current and possible new variants; if these adverse effects were to strengthen again in the future, they may (a) adversely affect our revenue, financial condition and cash flows, and (b) affect certain estimates we use to prepare our quarterly financial results, including impairment of intangible assets, the income tax provision and recoverability of certain receivables;

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$5,514	$16,510
Restricted cash	28	34
Accounts receivable, net	19,142	19,128
Prepaid expenses and other current assets	3,290	3,809
Inventory	1,786	2,679
Total current assets	29,760	42,160
NON-CURRENT ASSETS:
Property and equipment, net	2,446	2,783
Right of use assets, net	1,424	1,710
Intangible asset, net	9,446	10,897
Deferred tax asset	118	137
Warrant asset	235	833
TOTAL ASSETS	$43,429	$58,520
CURRENT LIABILITIES:
Accounts payable	$8,706	$8,706
Accrued expenses	3,661	3,617
Notes payable	21,316	—
Finance lease obligations	327	269
Total current liabilities	34,010	12,592
NON-CURRENT LIABILITIES:
Notes payable, net of discount	22,492	43,080
Other non-current liabilities	5,005	5,453
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value — 10,000,000 shares authorized at September 30, 2022 and December 31, 2021:
Series A Convertible Preferred Stock, 1,300,000 authorized and 600,000 issued and outstanding at September 30, 2022 and December 31, 2021; liquidation preference of $24,000 at September 30, 2022 and December 31, 2021	19,227	19,227
Common stock, $.01 par value — 150,000,000 shares authorized, 6,998,023 shares issued and outstanding at September 30, 2022 and 6,935,154 shares issued and outstanding at December 31, 2021	70	69
Additional paid-in capital	378,005	377,229
Accumulated deficit	(411,608)	(397,281)
Accumulated other comprehensive loss	(3,772)	(1,849)
TOTAL STOCKHOLDERS’ DEFICIT	(18,078)	(2,605)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$43,429	$58,520

See Notes to Unaudited Interim Condensed Consolidated Financial Statements (Interim Financial Statements).

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands, except share and per share data)
REVENUE:
PRODUCT REVENUE, NET	$13,598	$12,153	$40,100	$34,022
LICENSE REVENUE	—	—	—	11,048
NET REVENUE	13,598	12,153	40,100	45,070
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(2,006)	(1,689)	(5,852)	(5,064)
GROSS PROFIT	11,592	10,464	34,248	40,006
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	4,483	3,278	11,998	10,058
GENERAL AND ADMINISTRATIVE EXPENSES	3,352	2,808	9,537	9,577
SALES AND MARKETING EXPENSES	6,504	5,751	20,222	15,900
DEPRECIATION AND AMORTIZATION	664	649	2,023	1,920
OPERATING EXPENSES	15,003	12,486	43,780	37,455
(LOSS) INCOME FROM OPERATIONS	(3,411)	(2,022)	(9,532)	2,551
INTEREST EXPENSE AND OTHER	(1,500)	(1,360)	(4,247)	(4,050)
UNREALIZED FOREIGN CURRENCY (LOSS) GAIN, NET	(67)	142	79	323
GAIN ON EXTINGUISHMENT OF DEBT	—	—	—	1,792
CHANGE IN FAIR VALUE OF WARRANT ASSET	(267)	(1,112)	(598)	(411)
NET (LOSS) INCOME BEFORE TAXES	(5,245)	(4,352)	(14,298)	205
INCOME TAX (PROVISION) BENEFIT	(12)	169	(29)	(471)
NET LOSS	$(5,257)	$(4,183)	$(14,327)	$(266)
NET LOSS PER SHARE — Basic and Diluted	$(0.75)	$(0.60)	$(2.05)	$(0.04)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and Diluted	6,996,575	6,924,174	6,995,695	6,480,952

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
NET LOSS	$(5,257)	$(4,183)	$(14,327)	$(266)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(644)	(451)	(1,923)	(1,015)
TOTAL OTHER COMPREHENSIVE LOSS	(644)	(451)	(1,923)	(1,015)
COMPREHENSIVE LOSS	$(5,901)	$(4,634)	$(16,250)	$(1,281)

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2022	2021
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,327)	$(266)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,023	1,920
Non-cash consideration received as revenue	—	(973)
Unrealized foreign currency transaction gain, net	(79)	(323)
Amortization of debt discount and deferred financing costs	853	722
Stock-based compensation expense	723	758
Gain on extinguishment of debt	—	(1,792)
Change in fair value of warrant asset	598	411
Changes in assets and liabilities:
Accounts receivable	(963)	761
Prepaid expenses and other current assets	317	(158)
Inventory	739	395
Accounts payable	428	160
Accrued expenses and other current liabilities	249	561
Other long-term liabilities	(285)	(717)
Net cash (used in) provided by operating activities	(9,724)	1,459
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(171)	(500)
Net cash used in investing activities	(171)	(500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	40	10,042
Common stock issuance costs	—	(82)
Proceeds from exercise of stock options	15	42
Payment of finance lease obligations	(164)	(160)
Net cash (used in) provided by financing activities	(109)	9,842
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(998)	(485)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(11,002)	10,316
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	16,544	11,242
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$5,542	$21,558
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$3,253	$3,230
Cash paid for income taxes	$224	$47
Supplemental schedule of non-cash investing and financing activities:
Note payable end of term payment accrued but unpaid	$2,250	$2,250

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Series A
			Convertible					Accumulated
	Common Stock		Preferred Stock		Additional	Common		Other
					Paid-In	Stock	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Loss	Total
2021	(In thousands, except share data)
Balance, December 31, 2020	5,719,367	$57	600,000	$19,227	$365,830	$370	$(392,909)	$(553)	$(7,978)
Issuance of common stock, net of issuance costs	45,000	1	—	—	—	—	—	—	1
Stock option exercises	58	—	—	—	—	—	—	—	—
Forfeitures of restricted stock	(10,933)	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	262	—	—	—	262
Net loss	—	—	—	—	—	—	(3,648)	—	(3,648)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(597)	(597)
Balance, March 31, 2021	5,753,492	58	600,000	19,227	366,092	370	(396,557)	(1,150)	(11,960)
Issuance of common stock, net of issuance costs	1,164,343	11	—	—	9,949	—	—	—	9,960
Stock option exercises	6,339	—	—	—	42	—	—	—	42
Stock-based compensation expense	—	—	—	—	251	—	—	—	251
Net income	—	—	—	—	—	—	7,565	—	7,565
Foreign currency translation adjustments	—	—	—	—	—	—	—	33	33
Balance, June 30, 2021	6,924,174	69	600,000	19,227	376,334	370	(388,992)	(1,117)	5,891
Issuance of common stock, net of issuance costs	3,000		—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	245	—	—	—	245
Net loss	—	—	—	—	—	—	(4,183)	—	(4,183)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(451)	(451)
Balance, September 30, 2021	6,927,174	$69	600,000	$19,227	$376,579	$370	$(393,175)	$(1,568)	$1,502

2022
Balance, December 31, 2021	6,935,154	$69	600,000	$19,227	$377,229	$—	$(397,281)	$(1,849)	$(2,605)
Issuance of common stock, net of issuance costs	57,500	1	—	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	312	—	—	—	312
Net loss	—	—	—	—	—	—	(5,955)	—	(5,955)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(356)	(356)
Balance, March 31, 2022	6,992,654	70	600,000	19,227	377,541	—	(403,236)	(2,205)	(8,603)
Issuance of common stock, net of issuance costs	10,307	—	—	—	39	—	—	—	39
Forfeitures of restricted stock	(7,500)	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	267	—	—	—	267
Net loss	—	—	—	—	—	—	(3,115)	—	(3,115)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(923)	(923)
Balance, June 30, 2022	6,995,461	70	600,000	19,227	377,847	—	(406,351)	(3,128)	(12,335)
Stock option exercises	2,562	—	—	—	15	—	—	—	15
Stock-based compensation expense	—	—	—	—	143	—	—	—	143
Net loss	—	—	—	—	—	—	(5,257)	—	(5,257)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(644)	(644)
Balance, September 30, 2022	6,998,023	$70	600,000	$19,227	$378,005	$—	$(411,608)	$(3,772)	$(18,078)

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

Effects of the COVID-19 Pandemic

The public health crisis caused by the COVID-19 pandemic and the measures taken by governments, businesses, and the public at large to limit the COVID-19 pandemic’s spread have had, and the Company expects will continue to have to some degree, certain negative effects on, and present certain risks to, the Company’s business. These limitations and other effects of the COVID-19 pandemic had an adverse impact on the Company’s revenues beginning late in the first quarter of 2020, and this adverse impact has continued to a lesser degree through the date of this report in some of the Company’s key markets in Europe that have now begun to recover. As the COVID-19 pandemic continued, the Company’s liquidity and financial condition were adversely affected as well. These COVID-19 pandemic-related factors may continue to adversely affect the Company’s revenue, liquidity and financial condition, and the extent and duration of that effect is uncertain, particularly if SARS-CoV-2 variants emerge that may increase the transmissibility of the coronavirus or be more deadly, or both. This uncertainty could in the future affect certain estimates the Company uses to prepare its quarterly financial results, including impairment of intangible assets, the income tax provision and realizability of certain receivables and the prospective compliance with the Company’s covenants in its loan agreement.

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

Customer Payment Obligations

The Company receives payments from its Customers based on billing schedules established in each contract, which vary across the Company’s markets, but generally range between 30 to 150 days. Occasionally, the Company extends the timing of its receipt of payment from the Company’s international Customers. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation is that the Customer will pay for the product or services in one year or less of receiving those products or services.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental balance sheet information as of September 30, 2022 and December 31, 2021 for the Company’s operating leases is as follows:

	September 30,	December 31,
	2022	2021
	(In thousands)
NON-CURRENT ASSETS:
Right of use assets, net	$1,424	$1,710
Total lease assets	$1,424	$1,710
CURRENT LIABILITIES:
Accrued expenses	$588	$220
NON-CURRENT LIABILITIES:
Other non-current liabilities	2,360	2,735
Total lease liabilities	$2,948	$2,955

The Company’s operating lease cost for the three and nine months ended September 30, 2022 was $136,000 and $408,000, respectively, and is included in general and administrative expenses in its condensed consolidated statement of operations. The Company’s operating lease cost for the three and nine months ended September 30, 2021 was $117,000 and $352,000, respectively, and is included in general and administrative expenses in its condensed consolidated statement of operations.

As of September 30, 2022, a schedule of maturity of lease liabilities under all of the Company’s operating leases is as follows:

Years Ending December 31	(In thousands)
2022 (remaining)	$58
2023	678
2024	654
2025	474
2026	488
Thereafter	1,555
Total	3,907
Less amount representing interest	(959)
Present value of minimum lease payments	2,948
Less current portion (as a portion of accrued expenses)	(588)
Non-current portion (as a portion of other non-current liabilities)	$2,360

Cash paid for operating leases was $193,000 during the nine months ended September 30, 2022. No right-of-use assets were obtained in connection with operating leases for the three and nine months ended September 30, 2022. Cash paid for operating leases was $588,000 during the nine months ended September 30, 2021. No right-of-use assets were obtained in connection with operating leases for the nine months ended September 30, 2021.

As of September 30, 2022, the weighted average remaining lease terms of the Company’s operating leases was 6.9 years. The weighted average discount rate used to determine the lease liabilities was 9.5%.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental balance sheet information as of September 30, 2022 and December 31, 2021 for the Company’s finance leases is as follows:

	September 30,	December 31,
	2022	2021
	(In thousands)
NON-CURRENT ASSETS:
Property and equipment, net	$252	$392
Total lease assets	$252	$392
CURRENT LIABILITIES:
Finance lease obligations	$327	$269
NON-CURRENT LIABILITIES:
Other non-current liabilities	81	225
Total lease liabilities	$408	$494

Depreciation expense associated with property and equipment under finance leases was approximately $59,000 and $94,000 for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense associated with property and equipment under finance leases was approximately $214,000 and $303,000 for the nine months ended September 30, 2022 and 2021, respectively. Interest expense associated with finance leases was $10,000 and $14,000 for the three months ended September 30, 2022 and 2021, respectively. Interest expense associated with finance leases was $31,000 and $46,000 for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, a schedule of maturity of lease liabilities under finance leases, together with the present value of minimum lease payments, is as follows:

Years Ending December 31	(In thousands)
2022 (remaining)	$155
2023	266
2024	38
2025	12
Total	471
Less amount representing interest	(63)
Present value of minimum lease payments	408
Less current portion	(327)
Non-current portion	$81

Cash paid for finance leases was $164,000 during the nine months ended September 30, 2022. No property or equipment was obtained in exchange for finance leases during the three and nine months ended September 30, 2022.

As of September 30, 2022, the weighted average remaining lease terms of the Company’s finance leases was 0.6 years. The weighted average discount rate used to determine the finance lease liabilities was 9.5%.

6. GOING CONCERN

The accompanying Interim Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Interim Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

To date, the Company has incurred recurring losses and has accumulated a deficit of $411,608,000 from inception through September 30, 2022. As of September 30, 2022, the Company had approximately $5,514,000 in cash and cash equivalents.

Further, the Company must maintain compliance with the debt covenants of its $45,000,000 Loan and Security Agreement dated December 31, 2019 with SLR Investment Corp., as amended (the 2019 Loan Agreement; see Note 10). Additionally, amortization of principal under the 2019 Loan Agreement is currently scheduled to begin on January 1, 2023, with payments of approximately $2,368,000

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

per month, plus interest. The Company is seeking to refinance this loan by December 31, 2022, before the amortization payments begin. In management’s opinion, the uncertainty regarding future revenues raises substantial doubt about the Company’s ability to continue as a going concern without access to additional debt and/or equity financing over the course of the next twelve months.

The Company’s operations and thus its net product revenues were adversely affected by the COVID-19 pandemic, and this adverse impact has continued to a lesser degree through the date of this report in some of the Company’s key markets in Europe that have now begun to recover. During the nine months ended September 30, 2021 and December 31, 2021, the Company did not generate sufficient revenue to meet the trailing six-month revenue covenant included in the 2019 Loan Agreement. The lenders provided a consent that permitted the Company not to maintain the revenue covenant as of September 30, 2021 and December 31, 2021 and waived any event of default that had occurred or may be deemed to have occurred.

The Company met the trailing six-month revenue covenant included in the 2019 Loan Agreement for the six-month periods ended March 31, 2022, June 30, 2022 and September 30, 2022, and the Company expects to comply with the revenue covenant at the next reportable date, which is December 31, 2022, and through one year after the filing date of this Quarterly Report on Form 10-Q, although the Company can give no assurances in that regard. Due primarily to the remaining uncertainty surrounding the COVID-19 pandemic, it is possible that the Company will fail to comply with the revenue covenant.

If the Company (a) fails to comply with the revenue covenant or (b) lacks the cash to make and therefore fails to make the required amortization payments that commence on January 1, 2023, and in either event the lenders do not provide a consent and waiver, acceleration of the maturity of the loan is one of the remedies available to the lenders. If the lenders accelerate the maturity of the loan, the Company would be forced to find alternative financing or enter into an alternative agreement with the lenders. The Company cannot be sure that alternative financing will be available when needed or that, if available, the alternative financing could be obtained on terms that are not significantly detrimental to the Company or its stockholders.

To meet the Company’s future working capital needs, the Company will need to raise additional debt or equity financing and refinance the 2019 Loan Agreement. While the Company from time to time has been able to raise additional capital through issuance of equity and/or debt financing, the Company cannot guarantee that it will be able to maintain debt compliance, raise additional equity, contain or reduce expenses, or increase revenue. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern within one year after these Interim Financial Statements are issued.

7. INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2022	2021
	(In thousands)
Component parts (1)	$123	$200
Work-in-process (2)	600	1,416
Finished goods	1,063	1,063
Total Inventory	$1,786	$2,679

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

The gross carrying amount of the intangible asset is $25,000,000, which is being amortized over approximately 13 years from the payment date. The amortization expense related to the intangible asset was approximately $489,000 for both the three months ended September 30, 2022 and 2021, respectively. The amortization expense related to the intangible asset was approximately $1,451,000 for both

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the nine months ended September 30, 2022 and 2021, respectively. The net book value of the intangible asset was $9,446,000 and $10,897,000 as of September 30, 2022 and December 31, 2021, respectively.

The estimated future amortization expense as of September 30, 2022 for the remaining periods in the next five years and thereafter is as follows:

Years Ending December 31	(In thousands)
2022 (remaining)	$489
2023	1,940
2024	1,946
2025	1,940
2026	1,940
Thereafter	1,191
Total	$9,446

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

Following the signing of the New Collaboration Agreement, the Company retained a right to recover up to $15,000,000 of commercialization costs that were incurred prior to profitability of ILUVIEN and to offset a portion of future payments owed to EyePoint with these accumulated commercialization costs, referred to as the Future Offset. Due to the uncertainty of future net profits, the Company has fully reserved the Future Offset in the accompanying Interim Financial Statements. In March 2019, pursuant to the New Collaboration Agreement, the Company forgave $5,000,000 of the Future Offset in connection with the approval of ILUVIEN for NIU-PS in the U.K. As of September 30, 2022, the balance of the Future Offset was approximately $7,099,000.

During the three and nine months ended September 30, 2022 and 2021, the Company’s net royalty expense payable to EyePoint was 5.2%, which was reduced from 6% due to the recoverable balance of the Future Offset. The Company will be required to pay an additional 2% royalty on future global net revenues and other related consideration in excess of $75,000,000 in any year. During the three and nine months ended September 30, 2022, the Company recognized approximately $705,000 and $2,080,000, respectively, of royalty expense, which is included in cost of goods sold, excluding depreciation and amortization. As of September 30, 2022, approximately $705,000 of this royalty expense was included in the Company’s accounts payable. During the three and nine months ended September 30, 2021, the Company recognized approximately $628,000 and $2,232,000 of royalty expense, respectively, which is included in cost of goods sold, excluding depreciation and amortization.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Interest on the 2019 Loan Agreement is payable at the greater of (i) one-month LIBOR or (ii) 1.78%, in either case plus 7.65% per annum. As of September 30, 2022, the interest rate under the 2019 Loan Agreement was 10.28%. The 2019 Loan Agreement provides for interest only payments until January 1, 2023.

The Company’s operations and thus its net product revenues were adversely affected by the COVID-19 pandemic, and this adverse impact has continued to a lesser degree through the date of this report in some of the Company’s key markets in Europe that have now begun to recover. During each of the six months ended September 30, 2021 and December 31, 2021, the Company did not generate sufficient revenue to meet the trailing six-month Revenue Covenant included in the 2019 Loan Agreement. For each such six-month period, the Lenders provided a consent that permitted the Company not to maintain the Revenue Covenant as of September 30, 2021 and December 31, 2021, respectively, and waived any event of default that may have occurred or may have been deemed to have occurred. The Company was in compliance with the Revenue Covenant as of March 31, 2022, June 30, 2022 and September 30, 2022, and the Company expects to comply with the Revenue Covenant at the next reportable date, which is December 31, 2022, although the Company can give no assurances in that regard. See Note 6.

Modification of Debt

In accordance with the guidance in ASC 470-50, Debt, the Company entered into and accounted for the First Amendment, the Second Amendment and the Third Amendment as modifications and expensed, as they were incurred, legal costs associated with third parties as costs of the modifications. The Company did not capitalize any additional costs associated with the Amendments.

Paycheck Protection Program Loan

On April 22, 2020, the Company received a $1,778,000 loan (the PPP Loan) under the Paycheck Protection Program established by the U.S. Small Business Administration as part of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. The PPP Loan was unsecured and was evidenced by a note in favor of HSBC Bank USA, National Association (HSBC) as the lender. On July 21, 2020, the Company submitted an application to HSBC for forgiveness of the PPP Loan. The PPP Loan was forgiven in its entirety, including interest, on April 16, 2021. As a result of forgiveness, the Company recognized a gain on extinguishment of debt of $1,792,000 during the nine months September 30, 2021.

Fair Value of Debt

The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing. Therefore, the carrying amount of the notes approximated their fair value at September 30, 2022 and December 31, 2021.

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

Basic EPS is computed by dividing net income or loss available to stockholders by the weighted average number of shares outstanding for the period. Diluted EPS is calculated in accordance with ASC 260 by adjusting weighted average shares outstanding for the dilutive effect of common stock options and warrants the Company has issued. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be anti-dilutive.

Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either not classified as participating or would have been anti-dilutive, were as follows:

	September 30,
	2022	2021
Series A convertible preferred stock	601,504	601,504
Common stock warrants	—	30,582
Stock options	1,294,895	1,081,238
Total	1,896,399	1,713,324

12. PREFERRED STOCK

Series A Convertible Preferred Stock

As of September 30, 2022, there were 600,000 shares of Series A Convertible Preferred Stock issued and outstanding.

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

Stock Options

During the three months ended September 30, 2022 and 2021, the Company recorded compensation expense related to stock options of approximately $134,000 and $207,000, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded compensation expense related to stock options of approximately $653,000, and $666,000, respectively. As of September 30, 2022, the total unrecognized compensation cost related to non-vested stock options granted was $1,295,000 and is expected to be recognized over a weighted average period of 2.61 years. The following table presents a summary of stock option activity for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
	2022		2021
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price ($)	Options	Price ($)
Options outstanding at beginning of period	1,310,465	19.39	1,087,464	23.46
Grants	600	6.75	9,350	8.52

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Forfeitures and expirations	(13,608)	16.69	(15,376)	21.85
Exercises	(2,562)	5.85	—	—
Options outstanding at period end	1,294,895	19.44	1,081,438	23.36
Options exercisable at period end	921,965	25.04	780,062	29.61
Weighted average per share fair value of options granted during the period	$4.58		$5.67

The following table provides presents a summary of stock option activity for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022		2021
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price ($)	Options	Price ($)
Options outstanding at beginning of period	1,075,795	23.35	939,379	26.72
Grants	285,850	4.96	222,650	5.63
Forfeitures	(64,188)	20.46	(74,194)	14.15
Exercises	(2,562)	5.85	(6,397)	6.59
Options outstanding at period end	1,294,895	19.44	1,081,438	23.36
Options exercisable at period end	921,965	25.04	780,062	29.61
Weighted average per share fair value of options granted during the period	$3.32		$3.65

The following table provides additional information related to outstanding stock options as of September 30, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term	Value ($)
				(In thousands)
Outstanding	1,294,895	19.44	5.88 years	80
Exercisable	921,965	25.04	4.74 years	47
Outstanding, vested and expected to vest	1,247,077	19.98	5.76 years	75

The following table provides additional information related to outstanding stock options as of December 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term	Value ($)
				(In thousands)
Outstanding	1,075,795	23.35	5.56 years	21
Exercisable	809,837	28.76	4.57 years	5
Outstanding, vested and expected to vest	1,043,347	23.88	5.46 years	19

As of September 30, 2022, 704,785 shares remain available for grant under the 2019 Plan.

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

The following table presents a summary of restricted stock activity for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
	2022		2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value ($)	Shares	Fair Value ($)
Restricted stock outstanding at beginning of period	86,563	4.98	46,250	5.65
Grants	—	—	3,000	8.59
Vested units	—	—	—	—
Forfeitures	—	—	—	—
Restricted stock outstanding at period end	86,563	4.98	49,250	5.83

The following table presents a summary of restricted stock activity for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022		2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value ($)	Shares	Fair Value ($)
Restricted stock outstanding at beginning of period	46,250	5.65	30,086	3.12
Grants	57,500	4.96	55,500	5.73
Vested units	(9,687)	5.01	(25,403)	3.12
Forfeitures	(7,500)	8.93	(10,933)	4.20
Restricted stock outstanding at period end	86,563	4.98	49,250	5.83

Employee stock-based compensation expense related to restricted stock recognized in accordance with ASC 718, Compensation - Stock Compensation (ASC 718) was $0 and $23,000 for the three months ended September 30, 2022 and 2021, respectively. Employee stock-based compensation expense related to restricted stock recognized in accordance with ASC 718 was $46,000 and $58,000 for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the total unrecognized compensation cost related to restricted stock was $363,000 and is expected to be recognized over a weighted average period of 2.94 years.

Employee Stock Purchase Plan

During the three months ended September 30, 2022 and 2021, the Company recorded compensation expense related to its employee stock purchase plan of approximately $9,000, and $15,000, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded compensation expense related to its employee stock purchase plan of approximately $24,000 and $34,000, respectively.

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

For the nine months ended September 30, 2022, the Company has not recorded income tax expense or benefit. The Company has incurred losses in all material jurisdictions for the current quarter. No tax benefit is expected to be realized for the losses in the United States and the United Kingdom due to the ongoing losses and valuation allowances in these jurisdictions. Tax expense or benefit for income and losses in other jurisdictions (Ireland, Germany, and Portugal) are immaterial for the quarter.

At December 31, 2021, the Company had U.S. federal NOL carry-forwards of approximately $143,200,000 and state NOL carry-forwards of approximately $106,700,000 available to reduce future taxable income. The Company’s U.S. federal NOL carry-forwards remain fully reserved as of September 30, 2022. Except for the NOLs generated after 2017, the U.S. federal NOLs not fully utilized will expire at various dates between 2029 and 2038; most state NOL carry-forwards will expire at various dates between 2021 and 2041. Under the Tax Cuts and Jobs Act of 2017, U.S. federal NOLs and some state NOLs generated after 2017 will carryforward indefinitely.

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

15. SEGMENT INFORMATION

During the three months ended September 30, 2022 and 2021, two customers within the U.S. segment that are large pharmaceutical distributors accounted for 65% and 57%, respectively, of the Company’s consolidated product revenues. During the nine months ended September 30, 2022 and 2021, two customers within the U.S. segment that are large pharmaceutical distributors accounted for 62% and 54%, respectively, of the Company’s consolidated product revenues. These same two customers within the U.S. segment accounted for approximately 68% and 64% of the Company’s consolidated accounts receivable at September 30, 2022 and at December 31, 2021, respectively.

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following tables present a summary of the Company’s reporting segments for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30, 2022
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$8,920	$4,678	$—	$—	$13,598
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,057)	(949)	—	—	(2,006)
GROSS PROFIT	7,863	3,729	—	—	11,592
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,229	942	2,353	(41)	4,483
GENERAL AND ADMINISTRATIVE EXPENSES	367	434	2,417	134	3,352
SALES AND MARKETING EXPENSES	4,439	1,873	142	50	6,504
DEPRECIATION AND AMORTIZATION	—	—	—	664	664
OPERATING EXPENSES	6,035	3,249	4,912	807	15,003
SEGMENT INCOME (LOSS) FROM OPERATIONS	1,828	480	(4,912)	(807)	(3,411)
OTHER INCOME AND EXPENSES, NET	—	—	—	(1,834)	(1,834)
NET LOSS BEFORE TAXES					$(5,245)

	Three Months Ended
	September 30, 2021
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$6,917	$5,236	$—	$—	$12,153
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(830)	(859)	—	—	(1,689)
GROSS PROFIT	6,087	4,377	—	—	10,464
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,042	979	1,221	36	3,278
GENERAL AND ADMINISTRATIVE EXPENSES	224	6	2,429	149	2,808
SALES AND MARKETING EXPENSES	3,943	1,610	138	60	5,751
DEPRECIATION AND AMORTIZATION	—	—	—	649	649
OPERATING EXPENSES	5,209	2,595	3,788	894	12,486
SEGMENT INCOME (LOSS) FROM OPERATIONS	878	1,782	(3,788)	(894)	(2,022)
OTHER INCOME AND EXPENSES, NET	—	—	—	(2,330)	(2,330)
NET LOSS BEFORE TAXES					$(4,352)

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present a summary of the Company’s reporting segments for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30, 2022
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$24,783	$15,317	$—	$—	$40,100
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(2,932)	(2,920)	—	—	(5,852)
GROSS PROFIT	21,851	12,397	—	—	34,248
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	3,680	2,665	5,612	41	11,998
GENERAL AND ADMINISTRATIVE EXPENSES	878	1,326	6,810	523	9,537
SALES AND MARKETING EXPENSES	13,739	5,932	392	159	20,222
DEPRECIATION AND AMORTIZATION	—	—	—	2,023	2,023
OPERATING EXPENSES	18,297	9,923	12,814	2,746	43,780
SEGMENT INCOME (LOSS) FROM OPERATIONS	3,554	2,474	(12,814)	(2,746)	(9,532)
OTHER INCOME AND EXPENSES, NET	—	—	—	(4,766)	(4,766)
NET LOSS BEFORE TAXES					$(14,298)

	Nine Months Ended
	September 30, 2021
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$18,352	$15,670	$—	$—	$34,022
LICENSE REVENUE	—	11,048	—	—	11,048
NET REVENUE	18,352	26,718	—	—	45,070
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(2,285)	(2,779)	—	—	(5,064)
GROSS PROFIT	16,067	23,939	—	—	40,006
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,641	3,005	4,343	69	10,058
GENERAL AND ADMINISTRATIVE EXPENSES	694	1,064	7,311	508	9,577
SALES AND MARKETING EXPENSES	10,889	4,407	423	181	15,900
DEPRECIATION AND AMORTIZATION	—	—	—	1,920	1,920
OPERATING EXPENSES	14,224	8,476	12,077	2,678	37,455
SEGMENT INCOME (LOSS) FROM OPERATIONS	1,843	15,463	(12,077)	(2,678)	2,551
OTHER INCOME AND EXPENSES, NET	—	—	—	(2,346)	(2,346)
NET INCOME BEFORE TAXES					$205

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. FAIR VALUE

The Company applies ASC 820, Fair Value Measurements, in determining the fair value of certain assets and liabilities. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Currently, the only asset being valued in this manner is the warrant agreement with Ocumension Therapeutics described in the previous paragraph.

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

The following fair value tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Warrant asset (1)	$—	$235	$—	$235
Assets measured at fair value	$—	$235	$—	$235

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Warrant asset (1)	$—	$833	$—	$833
Assets measured at fair value	$—	$833	$—	$833

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

We market ILUVIEN directly in the U.S., Germany, the U.K., Portugal and Ireland, and we have made ILUVIEN available in the Nordic Region (Denmark, Finland, Norway and Sweden) with the support of an exclusive wholesaler. In addition, we have entered into various agreements under which distributors are providing or will provide regulatory, reimbursement and sales and marketing support for ILUVIEN in Austria, Belgium, the Czech Republic, France, Italy, Luxembourg, the Netherlands, Spain, Australia, New Zealand and several countries in the Middle East. Further, we have granted an exclusive license to Ocumension Therapeutics for the development and commercialization of our 0.19mg fluocinolone acetonide intravitreal implant in China, East Asia and the Western Pacific.

Where We Market ILUVIEN to Treat Diabetic Macular Edema (DME)

ILUVIEN has received marketing authorization for the use of ILUVIEN to treat DME for the indications and in the countries shown in the following table:

Indication for the Treatment of DME	Countries Where ILUVIEN Has Received Marketing Authorization to Treat DME	Countries Where ILUVIEN Has Received Reimbursement Approval to Treat DME	Countries Where ILUVIEN is Currently Available to Treat DME
Treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure	U.S., Australia, Canada, Kuwait, Lebanon and the United Arab Emirates	U.S., Kuwait, Lebanon and the United Arab Emirates	U.S., Kuwait, Lebanon and the United Arab Emirates
Treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies	The United Kingdom (U.K.), Germany, France, Italy, Spain, Portugal, Ireland, Austria, Belgium, Denmark, Norway, Finland, Sweden, Poland, the Czech Republic, the Netherlands and Luxembourg	The U.K., Belgium, Germany, France, Italy, Spain, Portugal, Ireland, Luxembourg and the Netherlands	The U.K., Belgium, Germany, France, Italy, Spain, Portugal, Ireland, Austria, Luxembourg, Denmark, Norway, Finland, Sweden and the Netherlands

Where We Market ILUVIEN to Treat Recurrent Non-Infectious Uveitis Affecting the Posterior Segment of the Eye (NIU-PS)

ILUVIEN has received marketing authorization for the use of ILUVIEN to treat NIU-PS for the indications and in the countries shown in the following table:

Indication for the Treatment of NIU-PS	Countries Where ILUVIEN Has Received Marketing Authorization to Treat NIU-PS	Countries Where ILUVIEN Has Received Reimbursement Approval to Treat NIU-PS	Countries Where ILUVIEN is Currently Marketed to Treat NIU-PS
The prevention of relapse in recurrent NIU-PS	The U.K., Germany, France, Spain, Portugal, Ireland, Italy, Austria, Belgium, Denmark, Norway, Finland, Sweden, Poland, the Czech Republic, the Netherlands and Luxembourg	The U.K., Germany, Ireland (private sector), Italy, France, Spain, the Czech Republic, Luxembourg and the Netherlands	The U.K., Germany, Ireland, Italy, France, Spain, the Czech Republic, Luxembourg, the Netherlands, Denmark, Norway, Sweden, Finland, Austria and Belgium

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

•Pressure on health services arising from winter epidemics of COVID and flu can result in prioritization of hospital resources and cancellation or delay of elective procedures such as intravitreal injections.

•SARS-CoV-2 variants may continue to emerge, with unpredictable effects on our business.

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

Transactions with Ocumension Therapeutics

On April 14, 2021, we entered into a transaction with Ocumension Therapeutics, incorporated in the Cayman Islands with limited liability (Ocumension), or one of its affiliates. In the Ocumension transaction, we received a total of $20.0 million in cash under two agreements:

•a Share Purchase Agreement with Ocumension, pursuant to which we offered and sold to Ocumension 1,144,945 shares of our common stock at a purchase price of $8.734044 per share, or $10.0 million in total; and

•an Exclusive License Agreement (the Ocumension License Agreement) with a wholly owned subsidiary of Ocumension, pursuant to which we granted an exclusive license for the development and commercialization of our 190 microgram fluocinolone acetonide intravitreal implant in applicator under Ocumension’s own branded label in China, East Asia, and the Western Pacific, in exchange for a nonrefundable upfront payment of $10.0 million and aggregated potential sales milestone payments of up to $89.0 million upon achievement by the Ocumension subsidiary of specified amounts of net sales of the licensed product in in the future. We recognized $11.0 million in license revenue from the Ocumension transaction (including the value of a warrant subscription agreement, which we received as consideration from Ocumension, to purchase 1,000,000 shares of Ocumension Therapeutics during a period of four years (the Ocumension Warrant)), in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, with the remaining approximate $300,000 in consideration received classified as deferred revenue that will be recognized over the remaining term of the license agreement once Ocumension begins to sell products. Revenue from the Ocumension License Agreement is included within net revenue in the accompanying condensed consolidated statements of operations.

For more information about the Ocumension transaction, see Notes 9 and 16 in the Interim Financial Statements and our Current Report on Form 8-K filed with the SEC on April 14, 2021.

Sources of Revenues

Our revenues for the three months ended September 30, 2022 and 2021 were generated from product sales primarily in the U.S., Germany and the U.K. Our revenues for the nine months ended September 30, 2022 and 2021 were generated from product sales primarily in the U.S., Germany and the U.K. For the nine months ended September 30, 2021, our revenues also reflected (a) the recognition of $1.0 million of deferred revenue associated with the termination of our Canadian distribution agreement with Knight Therapeutics, and (b) license revenue of $11.0 million from (i) the upfront license payment under the Ocumension License Agreement and (ii) the value of the Ocumension Warrant under an analysis performed utilizing ASC 606, Revenue from Contracts with Customers. In the U.S., two large pharmaceutical distributors accounted for 65% and 57% of our consolidated product revenues for the three months ended September 30, 2022 and 2021, respectively, and 62% and 54% of our consolidated product revenues for the nine months ended September 30, 2022 and 2021, respectively. These U.S.-based distributors purchase ILUVIEN from us, maintain inventories of ILUVIEN and sell downstream to physician offices, pharmacies and hospitals. Internationally, in countries where we sell direct, our customers are hospitals, clinics and pharmacies. We sometimes refer to physician offices, pharmacies, hospitals and clinics as end users. In international countries where we sell to distributors, these distributors maintain inventory levels of ILUVIEN for sale to their customers.

License Agreement with EyePoint Pharmaceuticals US, Inc.

Under the July 2017 New Collaboration Agreement with EyePoint Pharmaceuticals US, Inc. (EyePoint), we have rights to the technology underlying ILUVIEN for the treatment of (a) human eye diseases, including uveitis, in Europe, the Middle East, and Africa, and (b) human eye diseases other than uveitis worldwide. During each of the three and nine months ended September 30, 2022 and 2021, our net royalty expense payable to EyePoint was 5.2%. We will pay an additional 2% royalty on future global net revenues and other related consideration in excess of $75.0 million in any year. (For more information about our agreement with EyePoint, including how we calculate the royalty percentages we are required to pay, see Note 9 in the Interim Financial Statements.)

Consolidated Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands, except share and per share data)
REVENUE:
PRODUCT REVENUE, NET	$13,598	$12,153	$40,100	$34,022
LICENSE REVENUE	—	—	—	11,048
NET REVENUE	13,598	12,153	40,100	45,070
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(2,006)	(1,689)	(5,852)	(5,064)
GROSS PROFIT	11,592	10,464	34,248	40,006
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	4,483	3,278	11,998	10,058
GENERAL AND ADMINISTRATIVE EXPENSES	3,352	2,808	9,537	9,577
SALES AND MARKETING EXPENSES	6,504	5,751	20,222	15,900
DEPRECIATION AND AMORTIZATION	664	649	2,023	1,920
OPERATING EXPENSES	15,003	12,486	43,780	37,455
(LOSS) INCOME FROM OPERATIONS	(3,411)	(2,022)	(9,532)	2,551
INTEREST EXPENSE AND OTHER	(1,500)	(1,360)	(4,247)	(4,050)
UNREALIZED FOREIGN CURRENCY (LOSS) GAIN, NET	(67)	142	79	323
GAIN ON EXTINGUISHMENT OF DEBT	—	—	—	1,792
CHANGE IN FAIR VALUE OF WARRANT ASSET	(267)	(1,112)	(598)	(411)
NET (LOSS) INCOME BEFORE TAXES	(5,245)	(4,352)	(14,298)	205
INCOME TAX (PROVISION) BENEFIT	(12)	169	(29)	(471)
NET LOSS	$(5,257)	$(4,183)	$(14,327)	$(266)
NET LOSS PER SHARE — Basic and Diluted	$(0.75)	$(0.60)	$(2.05)	$(0.04)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and Diluted	6,996,575	6,924,174	6,995,695	6,480,952

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

Net revenue increased by approximately $1.4 million, or 11%, to approximately $13.6 million for the three months ended September 30, 2022, compared to approximately $12.2 million for the three months ended September 30, 2021. The increase was primarily due to increased access to physicians, improved patient flow in physician practices, and investment in our sales, marketing, scientific and medical programs. Partially offsetting this increase, our international product revenue for the three months ended September 30, 2022, as reported in U.S. dollars, was negatively affected in comparison to the 2021 period by changes in foreign currency exchange rates that reduced our international revenue for the 2022 period by approximately 18%, or $810,000. Adjustments in net product revenue to exclude fluctuations in foreign currency exchange rates result in a non-GAAP financial measure. Please refer to “Liquidity and Capital Resources – Non-GAAP Financial Measure” on page 44 for information about this non-GAAP financial measure and a reconciliation of GAAP net product revenue to non-GAAP adjusted net product revenue.

Net revenue decreased by approximately $5.0 million, or 11%, to approximately $40.1 million for the nine months ended September 30, 2022, compared to approximately $45.1 million for the nine months ended September 30, 2021. The decrease was primarily attributable to (a) the $11.0 million of recognized license revenue from our transactions with Ocumension and (b) the recognition of $1.0 million in deferred product revenue associated with the termination of our Canadian distribution agreement with Knight Therapeutics, both of which were recognized during the nine months ended September 30, 2021. Offsetting these decreases, consolidated net product revenue increased by approximately $6.1 million, or 18%, to approximately $40.1 million from $34.0 million for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily due to increased access to physicians, improved patient flow in physician practices, and investment in our sales, marketing, scientific and medical programs. Partially offsetting this increase, our international net product revenue for the nine months ended September 30, 2022, as reported in U.S. dollars, was negatively affected in comparison to the 2021 period by changes in foreign exchange rates that reduced our international revenue for the 2022 period by approximately 12%, or $1.9 million. Please refer to “Liquidity and Capital Resources – Non-GAAP Financial Measure” on page 44 for information about this non-GAAP financial measure and a reconciliation of GAAP net product revenue to non-GAAP adjusted net product revenue.

Cost of Goods Sold, Excluding Depreciation and Amortization, and Gross Profit

Gross profit is affected by costs of goods sold, which includes costs of manufactured goods sold and royalty payments to EyePoint under the New Collaboration Agreement. Additionally, cost of goods sold by our international distributors fluctuates depending on the revenue share attributable to the respective contract.

Cost of goods sold, excluding depreciation and amortization, increased by approximately $300,000, or 18%, to approximately $2.0 million for the three months ended September 30, 2022, compared to approximately $1.7 million for the three months ended September 30, 2021. The increase was primarily related to our increased product sales.

Cost of goods sold, excluding depreciation and amortization, increased by approximately $800,000, or 16%, to approximately $5.9 million for the nine months ended September 30, 2022, compared to approximately $5.1 million for the nine months ended September 30, 2021. The increase was primarily related to our increased product sales.

Gross profit increased by approximately $1.1 million, or 10%, to approximately $11.6 million for the three months ended September 30, 2022, compared to approximately $10.5 million for the three months ended September 30, 2021. Gross margin was 85% and 86% for the three months ended September 30, 2022 and 2021, respectively.

Gross profit decreased by approximately $5.8 million or 15%, to approximately $34.2 million for the nine months ended September 30, 2022, compared to approximately $40.0 million for the nine months ended September 30, 2021. Gross margin was 85% and 89% for the nine months ended September 30, 2022 and 2021, respectively. The decrease was primarily related to the events associated with Ocumension and Knight Therapeutics described above, both of which were recognized during the 2021 period.

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

Research, development and medical affairs expenses increased by approximately $1.2 million, or 36%, to approximately $4.5 million for the three months ended September 30, 2022, compared to approximately $3.3 million for the three months ended September 30, 2021. The increase was primarily attributable to increases of approximately $400,000 in inserter component manufacturing costs, $370,000 of clinical study costs related to increased enrollment in our NEW DAY Study, and $280,000 in personnel and travel costs.

Research, development and medical affairs expenses increased by approximately $1.9 million, or 19%, to approximately $12.0 million for the nine months ended September 30, 2022, compared to approximately $10.1 million for the nine months ended September 30, 2021. The increase was primarily attributable to increases of approximately $630,000 of personnel and travel costs, $610,000 in inserter component manufacturing costs, $440,000 in scientific communication costs, and $290,000 of clinical study costs related to increased enrollment in our NEW DAY Study. These increases were offset by a decrease of $230,000 of quality assurance costs.

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

General and administrative expenses increased by approximately $600,000, or 21%, to approximately $3.4 million for the three months ended September 30, 2022, compared to approximately $2.8 million for the three months ended September 30, 2021. The increase was primarily attributable to an offsetting recovery of $560,000 in VAT expense during the three months ended September 30, 2021.

General and administrative expenses decreased by approximately $40,000, or 4%, to approximately $9.5 million for the nine months ended September 30, 2022, compared to approximately $9.6 million for the nine months ended September 30, 2021.

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

Sales and marketing expenses increased by approximately $800,000, or 14%, to approximately $6.5 million for the three months ended September 30, 2022, compared to approximately $5.7 million for the three months ended September 30, 2021. The increase was primarily attributable to increases of approximately $760,000 in marketing costs, including costs to attend conventions, costs related to our direct to patient marketing campaign and costs associated with customer engagement which has contributed to our increase net product revenue.

Sales and marketing expenses increased by approximately $4.3 million, or 27%, to approximately $20.2 million for the nine months ended September 30, 2022, compared to approximately $15.9 million for the nine months ended September 30, 2021. The increase was primarily attributable to increases of approximately $2.5 million in marketing costs, including costs to attend conventions, costs related to our direct to patient marketing campaign and costs associated with customer engagement which has contributed to our increase net product revenue and $1.5 million of added personnel costs, including commissions, and travel expenses.

Operating Expenses

As a result of the increases and decreases in various expenses described above, total operating expenses increased by approximately $2.5 million, or 20%, to approximately $15.0 million for the three months ended September 30, 2022, compared to approximately $12.5 million for the three months ended September 30, 2021. The increase was primarily attributable to increases of approximately $1.2 million in research, development and medical affairs expenses, $800,000 in sales and marketing expenses and $600,000 in general and administrative expenses as described above.

As a result of the increases and decreases in various expenses described above, total operating expenses increased by approximately 6.3 million, or 17%, to approximately $43.8 million for the nine months ended September 30, 2022, compared to approximately $37.5 million for the nine months ended September 30, 2021. The increase was primarily attributable to increases of approximately $4.3 million in sales and marketing expenses and $1.9 million in research, development and medical affairs expenses. These increases were partially offset by a decrease of approximately $40,000 in general and administrative expenses as described above.

Interest Expense and Other

Interest Expense and Other increased by approximately $100,000, or 7%, to approximately $1.5 million for the three months ended September 30, 2022, compared to approximately $1.4 million for the three months ended September 30, 2021. This increase is related to the increasing interest rate on our debt.

Interest Expense and Other increased by approximately $200,000 or 5% to approximately $4.2 million for the nine months ended September 30, 2022 compared to approximately $4.0 million for the nine months ended September 30, 2021. This increase is related to the increasing interest rate on our debt.

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

Basic EPS is computed by dividing net (loss) income available to stockholders by the weighted average number of shares outstanding for the period. Diluted EPS is calculated in accordance with ASC 260 by adjusting weighted average shares outstanding for the dilutive effect of common stock options and warrants we have issued. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, because the effect would be anti-dilutive.

Common stock equivalent securities that would potentially dilute basic EPS in the future but were not included in the computation of diluted EPS because they were either classified as participating and do not share in losses or would have been anti-dilutive. Those securities were approximately 1.9 million for the three and nine months ended September 30, 2022, and 1.7 million for the three and nine months ended September 30, 2021.

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

U.S. Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$8,920	$6,917	$24,783	$18,352
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,057)	(830)	(2,932)	(2,285)
GROSS PROFIT	7,863	6,087	21,851	16,067
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,229	1,042	3,680	2,641
GENERAL AND ADMINISTRATIVE EXPENSES	367	224	878	694
SALES AND MARKETING EXPENSES	4,439	3,943	13,739	10,889
OPERATING EXPENSES	6,035	5,209	18,297	14,224
SEGMENT INCOME FROM OPERATIONS	$1,828	$878	$3,554	$1,843

U.S. Segment – three months ended September 30, 2022 compared to the three months ended September 30, 2021

Product revenue, net. Product revenue, net increased by approximately $2.0 million, or 29%, to approximately $8.9 million for the three months ended September 30, 2022, compared to approximately $6.9 million for the three months ended September 30, 2021. The increase was primarily due to increased access to physicians, improved patient flow in physician practices and investment in our sales, marketing, scientific and medical programs.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $270,000, or 33%, to approximately $1.1 million for the three months ended September 30, 2022, compared to approximately $830,000 for the three months ended September 30, 2021. The increase was primarily attributable to our increased product sales.

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $200,000, or 20%, to approximately $1.2 million for the three months ended September 30, 2022, compared to approximately $1.0 million for the three months ended September 30, 2021. The increase was primarily attributable to an increase of approximately $240,000 in personnel and travel costs.

General and administrative expenses. General and administrative expenses increased by approximately $140,000, or 63%, to approximately $370,000 for the three months ended September 30, 2022, compared to approximately $230,000 for the three months ended September 30, 2021.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $500,000, or 13%, to approximately $4.4 million for the three months ended September 30, 2022, compared to approximately $3.9 million for the three months ended September 30, 2021. The increase was primarily attributable to increases of $520,000 in marketing costs, including costs to attend conventions and costs related to our direct to patient marketing campaign.

U.S. Segment – nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Net revenue. Net revenue increased by approximately $6.4 million, or 35%, to approximately $24.8 million for the nine months ended September 30, 2022, compared to approximately $18.4 million for the nine months ended September 30, 2021. The increase was primarily due to increased access to physicians, improved patient flow in physician practices and investment in our sales, marketing, scientific and medical programs.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $600,000, or 26%, to approximately $2.9 million for the nine months ended September 30, 2022, compared to approximately $2.3 million for the nine months ended September 30, 2021. The increase was primarily attributable to our increased product sales.

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $1.0 million or 38%, to approximately $3.6 million for the nine months ended September 30, 2022, compared to approximately $2.6 million for the nine months ended September 30, 2021. The increase was primarily attributable to increases of approximately $730,000 in personnel and travel costs and $480,000 in scientific communication costs.

General and administrative expenses. General and administrative expenses increased by approximately $190,000, or 28%, to approximately $880,000 for the nine months ended September 30, 2022, compared to approximately $690,000 for the nine months ended September 30, 2021.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $2.8 million, or 26%, to approximately $13.7 million for the nine months ended September 30, 2022, compared to approximately $10.9 million for the nine months ended September 30, 2021. The increase was primarily attributable to increases of approximately $1.7 million in marketing costs, including costs to attend conventions, and costs related to our direct to patient marketing campaign and $1.1 million in added personnel costs including increased commissions and travel expenses.

International Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$4,678	$5,236	$15,317	$15,670
LICENSE REVENUE	—	—	—	11,048
NET REVENUE	4,678	5,236	15,317	26,718
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(949)	(859)	(2,920)	(2,779)
GROSS PROFIT	3,729	4,377	12,397	23,939
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	942	979	2,665	3,005
GENERAL AND ADMINISTRATIVE EXPENSES	434	6	1,326	1,064
SALES AND MARKETING EXPENSES	1,873	1,610	5,932	4,407
OPERATING EXPENSES	3,249	2,595	9,923	8,476

SEGMENT INCOME FROM OPERATIONS	$480	$1,782	$2,474	$15,463

International Segment - three months ended September 30, 2022 compared to the three months ended September 30, 2021

Net revenue. Net revenue decreased by approximately $500,000, or 10%, to approximately $4.7 million for the three months ended September 30, 2022, compared to approximately $5.2 million for the three months ended September 30, 2021. Our international product revenue for the three months ended September 30, 2022, as reported in U.S. dollars, was negatively affected in comparison to the 2021 period by changes in foreign exchange rates that reduced our international revenue for the 2022 period by approximately 18%, or $810,000. Please refer to “Liquidity and Capital Resources – Non-GAAP Financial Measure” on page 44 for information about this non-GAAP financial measure and a reconciliation of GAAP net product revenue to non-GAAP adjusted net product revenue.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by approximately $90,000, or 10%, to approximately $950,000 for the three months ended September 30, 2022, compared to approximately $860,000 for the three months ended September 30, 2021.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $40,000, or 4%, to approximately $940,000 for the three months ended September 30, 2022, compared to approximately $980,000 for the three months ended September 30, 2021.

General and administrative expenses. General and administrative expenses were approximately $430,000 for the three months ended September 30, 2022 compared to approximately $10,000 for the three months ended September 30, 2021. The increase was primarily attributable to a recovery of $560,000 in VAT expense during the three months ended September 30, 2021.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $300,000, or 19%, to approximately $1.9 million for the three months ended September 30, 2022, compared to approximately $1.6 million for the three months ended September 30, 2021. The increase was primarily attributable to increases of approximately $240,000 in marketing costs, including costs to attend conventions.

International Segment - nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Net revenue. Net revenue decreased by approximately $11.4 million, or 43%, to approximately $15.3 million for the nine months ended September 30, 2022, compared to approximately $26.7 million for the nine months ended September 30, 2021. The decrease was primarily related to the events with Ocumension and Knight Therapeutics described above, both of which were recognized during the 2021 period. Additionally, our international product revenue for the nine months ended September 30, 2022, as reported in U.S. dollars, was negatively affected in comparison to the 2021 period by changes in foreign exchange rates that reduced our international revenue for the 2022 period by approximately 12%, or $1.9 million. Please refer to “Liquidity and Capital Resources – Non-GAAP Financial Measure” on page 44 for information about this non-GAAP financial measure and a reconciliation of GAAP net product revenue to non-GAAP adjusted net product revenue.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by approximately $100,000, or 4%, to $2.9 million for the nine months ended September 30, 2022 compared to approximately $2.8 million for the nine months ended September 30, 2021.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $300,000, or 10%, to approximately $2.7 million for the nine months ended September 30, 2022, compared to approximately $3.0 million for the three months ended September 30, 2021. The decrease was primarily attributable to a decrease in costs associated with consultants.

General and administrative expenses. General and administrative expenses increased by approximately $300,000 or 27% to approximately $1.3 million for the nine months ended September 30, 2022, compared to approximately $1.0 million for the nine months ended September 30, 2021. The increase was primarily attributable to a recovery of VAT expense during the nine months ended September 30, 2021.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $1.5 million, or 34%, to approximately $5.9 million for the nine months ended September 30, 2022, compared to approximately $4.4 million for the nine months ended September 30, 2021. The increase was primarily attributable to increases of approximately $790,000 in marketing costs, including costs to attend conventions, $430,000 in personnel costs including increased commissions and travel expenses, $210,000 in market access costs and $120,000 in consultant costs.

Operating Cost Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	$2,353	$1,221	$5,612	$4,343
GENERAL AND ADMINISTRATIVE EXPENSES	2,417	2,429	6,810	7,311
SALES AND MARKETING EXPENSES	142	138	392	423
OPERATING EXPENSES	4,912	3,788	12,814	12,077
SEGMENT LOSS FROM OPERATIONS	$(4,912)	$(3,788)	$(12,814)	$(12,077)

Operating Cost Segment - three months ended September 30, 2022 compared to the three months ended September 30, 2021

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $1.2 million, or 93%, to approximately $2.4 million for the three months ended September 30, 2022, compared to approximately $1.2 million for the three months ended September 30, 2021. The increase was primarily attributable to increases of approximately $400,000 in inserter component manufacturing costs and $370,000 of clinical study costs, including costs associated with our NEW DAY Study.

General and administrative expenses. General and administrative expenses were approximately $2.4 million for the three months ended September 30, 2022 and September 30, 2021, respectively.

Sales and marketing expenses. Sales and marketing expenses were approximately $140,000 for each of the three months ended September 30, 2022 and September 30, 2021, respectively.

Operating Cost Segment - nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $1.3 million, or 30%, to approximately $5.6 million for the nine months ended September 30, 2022, compared to approximately $4.3 million for the nine months ended September 30, 2021. The increase was primarily attributable to increases of approximately $610,000 in inserter component manufacturing costs and $290,000 of clinical study costs including costs associated with our NEW DAY Study.

General and administrative expenses. General and administrative expenses decreased by approximately $500,000, or 7%, to approximately $6.8 million for the nine months ended September 30, 2022, compared to approximately $7.3 million for the nine months ended September 30, 2021. The decrease was primarily attributable to decreases of $390,000 of professional fees and $210,000 in personnel and travel expenses.

Sales and marketing expenses. Sales and marketing expenses decreased by approximately $30,000, or 7%, to approximately $390,000 for the nine months ended September 30, 2022, compared to approximately $420,000 for the nine months ended September 30, 2021.

Other

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	$(41)	$36	$41	$69
GENERAL AND ADMINISTRATIVE EXPENSES	134	149	523	508
SALES AND MARKETING EXPENSES	50	60	159	181
DEPRECIATION AND AMORTIZATION	664	649	2,023	1,920
OPERATING EXPENSES	807	894	2,746	2,678
SEGMENT LOSS FROM OPERATIONS	$(807)	$(894)	$(2,746)	$(2,678)

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

Operating expenses. Operating expenses in Other decreased by approximately $90,000, or 10%, to $810,000 for the three months ended September 30, 2022, compared to approximately $900,000 for the three months ended September 30, 2021.

Operating expenses in Other was approximately $2.7 million for each of the nine months ended September 30, 2022 and 2021.

Depreciation and amortization. Depreciation and amortization was approximately $660,000 and $650,000 for the three months ended September 30, 2022 and 2021, respectively.

Depreciation and amortization was approximately $2.0 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

Overview

Since inception, we have incurred recurring losses, negative cash flow from operations and have accumulated a deficit in stockholders’ equity of $411.6 million as of September 30, 2022. As of September 30, 2022, we had approximately $5.5 million in cash and cash equivalents. In mid-April 2021 we received a total of $20.0 million in cash from the Ocumension transaction described above. We have used these funds to commercialize ILUVIEN, to fund our NEW DAY clinical trial and for general corporate purposes, which may include working capital, capital expenditures, other clinical trial expenditures, acquisitions of new technologies, products or businesses in ophthalmology, and investments.

As explained above in “Effects of the COVID-19 Pandemic,” the unprecedented events of the COVID-19 pandemic, and its unpredictable duration, in the regions where we have customers, employees and distributors have had an adverse effect on our sales of ILUVIEN and thus on our net revenues, liquidity and capital resources. The duration of that impact is uncertain at this time, particularly in light of the continued emergence of SARS-CoV-2 variants that increase the transmissibility of the coronavirus.

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

Interest on the 2019 Loan Agreement is payable at the greater of (i) one-month LIBOR or (ii) 1.78%, in either case plus 7.65% per annum. As of September 30, 2022, the interest rate under the 2019 Loan Agreement was 10.28%. The 2019 Loan Agreement provides for interest only payments until January 1, 2023.

The Federal Reserve has raised interest rates to combat the effects of inflation and has announced that it expects to continue to do so in the future. An increase in LIBOR (or a successor interest rate) would increase our interest costs. For example, a 1.0% increase in the interest rate under the 2019 Loan Agreement above the interest rate that applied to us as of September 30, 2022 (10.28%) would increase our interest expense by approximately $426,000 per year and reduce our liquidity and capital resources by that amount. A more significant increase could materially and adversely affect our results of operations and our ability to pay amounts due under the 2019 Loan Agreement. The 2019 Loan Agreement provides for interest only payments through December 31, 2022, followed by 19 monthly payments of approximately $2.4 million in principal, plus interest, until the loan matures on July 1, 2024.

Our operations and thus our net product revenues have continued to be adversely affected by the COVID-19 pandemic. During each of the six months ended September 30, 2021 and December 31, 2021, we did not generate sufficient revenue to meet the trailing six-month Revenue Covenant included in the 2019 Loan Agreement. For each such six-month period, the Lenders provided a consent that permitted us not to maintain the Revenue Covenant as of September 30, 2021 and December 31, 2021, respectively, and waived any event of default that may have occurred or may have been deemed to have occurred. We were in compliance with the Revenue Covenant as of March 31, 2022 and September 30, 2022, and we expect to comply with the Revenue Covenant at the next reportable date, which is September 30, 2022, and through one year after the filing date of this Quarterly Report on Form 10-Q, although we can give no assurances in that regard. However, due to the remaining uncertainty surrounding the COVID-19 pandemic, it is possible that we will fail to comply with the Revenue Covenant. If we fail to comply with the Revenue Covenant and the Lenders do not provide a consent and waiver, acceleration of the maturity of the loan is one of the remedies available to the Lenders. If the Lenders accelerate the maturity of the loan, we would be forced to find alternative financing or enter into an alternative agreement with the Lenders. We cannot be sure that alternative financing will be available when needed or that, if available, the alternative financing could be obtained on terms that are not significantly detrimental to us or our stockholders. See the risk factor related to the 2019 Loan Agreement in Part I, Item 1A of the 2021 Form 10-K.

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

Current Cash Position

As of September 30, 2022, we had approximately $5.5 million in cash and cash equivalents, a decrease of $11.0 million from the $16.5 million in cash and cash equivalents that we reported as of December 31, 2021 and a decrease of approximately $2.4 million from the $7.9 million in cash and cash equivalents that we reported as of June 30, 2022.

In April 2021, we received gross proceeds of $20.0 million in cash from the Ocumension transaction described above. As we have previously disclosed, we have used some of these proceeds to invest in targeted spending programs in both the U.S. and international markets to drive reengagement with physicians and accelerate our growth. While we believe many of these investments have proven to be successful, we also realize that continuing to spend at those levels in current market conditions is not sustainable. To conserve our cash, we are curtailing some of our spending to address the slower than expected revenue growth coming out of the pandemic, and we expect to continue to monitor our ongoing spending programs closely.

Amortization of principal on our 2019 Loan Agreement is currently scheduled to begin on January 1, 2023, with principal payments of approximately $2.4 million per month, plus interest. We are seeking to refinance this loan by December 31, 2022, before the amortization payments begin. The actual amount of funds that we will need will depend on many factors, some of which are beyond our control. The Company has begun discussions with its current lender to refinance the debt and will engage with other potential lenders if necessary to obtain a refinancing solution. We can provide no assurances regarding the terms or timing of any such refinancing if we are able to accomplish it.

We cannot be sure that additional financing will be available or that, if it is available, we can obtain the additional financing on terms that are not significantly detrimental to us or our stockholders. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders could result, and the terms of any new equity securities may have a preference over our common stock. If we were to attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining those agreements, or in receiving milestone or royalty payments under them. If we were to attempt to raise additional funds through debt financing, we would be required to obtain the permission or participation of SLR, which we might not be able to obtain. Our recurring losses and any potential needs to raise capital create substantial doubt about our ability to continue as a going concern for the next 12 months following the issuance of the Interim Financial Statements to be included in this Quarterly Report on Form 10-Q.

Sources and Uses of Cash for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

For the nine months ended September 30, 2022, net cash used in our operations was approximately $9.7 million. The cash used in our operations was impacted by our net loss of approximately $14.3 million and an increase of approximately $960,000 in accounts receivable. Cash used in operations for the nine months ended September 30, 2022 was offset by $2.0 million of non-cash depreciation and amortization, $850,000 of non-cash interest expense associated with the amortization of our debt discount and deferred financing costs, a decrease of $740,000 in inventory, $720,000 of non-cash stock-based compensation expense, a net increase of $680,000 in accounts payable, accrued expenses and other current liabilities, a $600,000 non-cash decrease in fair value of our warrant asset and a decrease of $320,000 in prepaid expenses and other current assets.

For the nine months ended September 30, 2021, cash provided by our operations was approximately $1.5 million. The cash provided by our operations was impacted by our net loss of approximately $270,000, $1.9 million of non-cash depreciation and amortization, a gain on extinguishment of debt of $1.8 million, $970,000 of non-cash consideration received as revenue, $760,000 of non-cash stock-based compensation expense, $720,000 of non-cash interest expense associated with the amortization of our debt discount and a $410,000 change in fair value of warrant asset. Further increasing cash from operations was a decrease of $760,000 in accounts receivable, a net increase of $720,000 in accounts payable, accrued expenses and other current liabilities and a decrease of $400,000 in inventory. These increases were offset by a decrease of $720,000 in long-term liabilities and an increase of $160,000 in prepaid expenses and other current assets.

For the nine months ended September 30, 2022, net cash used in our investing activities was approximately $170,000, which was primarily due to purchases of furniture and equipment for our new office in Alpharetta, GA.

For the nine months ended September 30, 2021, net cash used in our investing activities was approximately $500,000, which was primarily due to capital expenditures associated with the transfer of manufacturing from our prior contract manufacturer to the facility at Cadence, Inc.

For the nine months ended September 30, 2022, net cash used in our financing activities was approximately $110,000, which was primarily due to payments of finance lease obligations.

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

The NEW DAY Study. In January 2020, we began entering into agreements with contract research organizations (CROs) and physician clinics in connection with a multicenter, single masked, randomized and controlled trial designed to generate prospective data evaluating ILUVIEN as a baseline therapy in the treatment of DME and demonstrate its advantages over the current standard of care of repeat anti-VEGF injections (the NEW DAY Study). The NEW DAY Study is planned to enroll approximately 300 treatment-naïve, or almost naïve, DME patients in approximately 42 sites around the U.S. For the three months ended September 30, 2022 and 2021, we incurred approximately $1.2 million and $920,000, respectively, of expense associated with the NEW DAY Study. For the nine months ended September 30, 2022 and 2021, we incurred approximately $3.3 million and $2.9 million, respectively, of expense associated with the NEW DAY Study. In connection with the NEW DAY Study, we expect to incur additional expenses of approximately $1.9 million for the remainder of 2022, $5.6 million in 2023 and $1.3 million in 2024.

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

Foreign Exchange

Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. The impact of fluctuations in foreign currency exchange rates decreased our net product revenue for the three and nine months ended September 30, 2022 by approximately $810,000 and $1.9 million, respectively.

We expect foreign currency exchange rate fluctuations will have an unfavorable impact through the end of the year.

Non-GAAP Financial Measure

Adjustments in net product revenue to exclude fluctuations in foreign currency exchange rates result in a non-GAAP financial measure, as defined in Regulation G promulgated under the Securities Exchange Act of 1934, as amended. We report our financial results in compliance with GAAP but believe that adjusting our net product revenue to exclude fluctuations in foreign currency exchange rates provides useful information to investors regarding our operating performance. We use this non-GAAP financial measure in the management of our business. Net product revenue for the three and nine months ended September 30, 2022 has been adjusted in certain instances in this report to exclude the impact of fluctuations in foreign currency exchange rates in the comparisons to GAAP net product revenue for the three and nine months ended September 30, 2021. See the table below entitled “Reconciliation of GAAP Net Product Revenue to Non-GAAP Adjusted Net Product Revenue.” GAAP net product revenue is the most directly comparable GAAP financial measure to adjusted net product revenue.

This non-GAAP financial measure, as presented, may not be comparable to a similarly titled measure reported by other companies because not all companies adjust revenue for currency fluctuations in an identical manner. Therefore, this non-GAAP financial measure is not necessarily an accurate measure of comparison between companies.

The presentation of this non-GAAP financial measure is not intended to be considered in isolation or as a substitute for guidance prepared in accordance with GAAP. The principal limitation of this non-GAAP financial measure is that it excludes significant elements required by GAAP to be recorded in Alimera’s financial statements. In addition, this non-GAAP financial measure is subject to inherent limitations because it reflects the exercise of judgment by management in determining it.

RECONCILIATION OF GAAP NET PRODUCT REVENUE TO NON-GAAP ADJUSTED NET PRODUCT REVENUE

Amounts presented for the 2021 periods are our reported amounts we prepared in accordance with GAAP	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)
GAAP NET PRODUCT REVENUE	$13,598	$12,153	$40,100	$34,022
Adjustment to net product revenue:
Foreign currency fluctuations, net	809	—	1,894	—
NON-GAAP ADJUSTED NET PRODUCT REVENUE	$14,407	$12,153	$41,994	$34,022

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ALIMERA SCIENCES, INC.

November 14, 2022	By:	/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2022	By:	/s/ J. Philip Jones
J. Philip Jones
Chief Financial Officer
(Principal Financial and Accounting Officer)