Form 10-K/A
period 2022-12-31
ALIMERA SCIENCES INC
filed 2023-05-01
CIK 1267602

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. 

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s last completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $30,711,364 based on the closing price of the registrant’s common stock, on June 30, 2022, as reported by the Nasdaq Global Market. For the purposes of this disclosure, shares of common stock held by each executive officer, director and affiliate based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 24, 2023, there were 7,391,594 shares of the registrant’s common stock issued and outstanding.

Auditor Firm PCAOB ID: 248 Auditor name: GRANT THORNTON LLP Auditor location: Atlanta, Georgia

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K of Alimera Sciences, Inc., a Delaware corporation (“Alimera,” “we,” “us,” the “registrant” or the “Company,” including our subsidiaries, as applicable), for the year ended December 31, 2022 that we originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original Filing”). We are filing this Form 10-K/A to provide the information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K. We previously omitted this information from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits this information to be incorporated by reference from a registrant’s definitive proxy statement if the proxy statement is filed within 120 days after fiscal year-end. The reference on the cover page of the Original Filing to such incorporation by reference has been deleted, and this Form 10-K/A amends and restates in their entirety the cover page and Part III of the Original Filing. Capitalized terms not otherwise defined in Part III of this Form 10-K/A shall have the same meanings assigned to those terms in Parts I and II of the Original Filing.

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

Except as set forth in this Form 10-K/A, this Form 10-K/A does not amend or otherwise update any other information in the Original Filing. Other than the information specifically amended and restated herein, this Form 10-K/A does not reflect events occurring after March 31, 2023, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and with our filings with the SEC after the Original Filing.

Alimera Sciences, Inc.

Form 10-K/A

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Various statements in this report of Alimera Sciences, Inc. are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties (some of which are beyond our control) and are based on information currently available to our management. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including risks and uncertainties that could delay, divert or change these expectations, and could cause actual results to differ materially from those projected in these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part I, Item 1A: “Risk Factors” of the Original Filing. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

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

We encourage you to read the management’s discussion and analysis of our financial condition and results of operations and our consolidated financial statements contained in the Original Filing. There can be no assurance that we will in fact achieve the actual results or developments we anticipate or, even if we do substantially realize them, that they will have the expected consequences to, or effects on, us. Therefore, we can give no assurances that we will achieve the outcomes stated in those forward-looking statements, projections and estimates.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The table below lists the name, age and certain other information of each member of our Board of Directors (the “Board”) as of the date of this Form 10-K/A. We have also included below a summary of the business experience; public company director positions held currently or at any time during the last five years; involvement in certain legal or administrative proceedings, if applicable; and the experiences, qualifications, attributes or skills that led our nominating and corporate governance committee and our Board to the conclusion that each of our directors should serve as a member of our Board.

There are no family relationships among any of our directors or executive officers.

Name	Age	Director Class	Term Expires	Committee Membership
				Audit	Compensation	Nominating and Corporate Governance
C. Daniel Myers	69	I	2023	-	-	Chair
John Snisarenko	60	I	2023	✓	-
Michael Kaseta	47	I	2023	✓	-	-
Richard S. Eiswirth, Jr.	54	II	2024	-	-	-
Garheng Kong, M.D., Ph.D.	47	II	2024	-	Chair	-
Erin Parsons	47	III	2025	-	✓	✓
Peter J. Pizzo, III	56	III	2025	Chair	-	✓
Adam Morgan	44	III	2025	-	✓	-

C. Daniel Myers is one of our co-founders and has served as a director since the founding of the Company in 2003 and as chair of our nominating and corporate governance committee since March 2023. He served as our Chief Executive Officer from 2003 until January 2019, when he retired from that role, was elected Chair of the Board. Mr. Myers served as a consultant to us upon his retirement until December 2021. Before co-founding the Company, Mr. Myers was an initial employee of Novartis Ophthalmics (formerly CIBA Vision Ophthalmics) and served as its Vice President of Sales and Marketing from 1991 to 1997 and as President from 1997 to 2003. In addition, Mr. Myers served on the board of directors of Ocular Therapeutix, Inc. from 2009 to 2012. From April 2020 until April 2022, Mr. Myers served as the CEO of MediPrint Ophthalmics, Inc. (formerly Leo Lens Technology Co., Inc.), a privately-held San Diego, California-based clinical stage eye care pharmaceutical company. Mr. Myers has served on the board of directors of Kala Pharmaceuticals, Inc., a commercial-stage biopharmaceutical company focused on the discovery, development, and commercialization of innovative therapies for diseases of the eye, since October 2021. Mr. Myers holds a B.S. in Industrial Management from the Georgia Institute of Technology. We believe that Mr. Myers is qualified to serve on our Board because of his decades of ophthalmic pharmaceutical experience, including over 20 years in the roles of president or chief executive officer.

John Snisarenko has been a member of the Board since July 2019. Mr. Snisarenko served as Chief Commercial Officer of Oyster Point Pharma, Inc. from September 2019 until his retirement in July 2022. He previously served as Group Vice President and Head of the Ophthalmics Franchise of Shire (now Takeda) from June

2017 until June 2019. Mr. Snisarenko led a large, multidisciplinary team in Shire’s launch of Xiidra and also served as a member of Shire’s Commercial Leadership Team. In 2019, Mr. Snisarenko was a key member in the divestiture of the Ophthalmology Franchise to Novartis Pharma. Prior to joining Shire, Mr. Snisarenko was the Franchise Head responsible for the commercial activities within Genentech’s Ophthalmology (Lucentis®) and Rheumatology (Rituxan®, Actemra®) franchises for 10 years. A 30 plus year veteran of the pharmaceutical/biotech industry, Mr. Snisarenko also held various positions of increasing responsibility at CIBA Vision / Novartis Pharma. In his last nine years, he served as Vice President and Business Unit Head for Novartis Ophthalmics, holding general management responsibilities for the Canadian business. Mr. Snisarenko has held numerous advisory board positions and was a board member for the Foundation Fighting Blindness in Canada. He holds a B.Sc. in Biochemistry and an MBA in Marketing and International Business from McGill University in Montreal, Canada. We believe that Mr. Snisarenko is qualified to serve on our Board because of his 30 plus years of pharmaceutical/biotech experience, including his many years of ophthalmic pharmaceutical experience.

Michael Kaseta has been a member of the Board since March 2023. Mr. Kaseta has served as Chief Financial Officer of Liquidia Corporation since November 2020. Mr. Kaseta served as Chief Financial Officer of Aerami Therapeutics, Inc., a privately-held biotech company focused on the development of improved therapies for the treatment of severe respiratory diseases, including pulmonary arterial hypertension, from January 2019 until November 2020, and served as Chief Financial Officer of Aralez Pharmaceuticals Inc., a former specialty pharmaceutical company (“Aralez”), beginning in March 2018. Aralez filed for bankruptcy protection in August 2018, and Mr. Kaseta remained Chief Financial Officer of Aralez until his departure in January 2019. Mr. Kaseta previously served as Head of Finance and Interim Chief Financial Officer of Aralez from November 2017 until March 2018 and Corporate Controller from September 2016 until November 2017. Prior to joining Aralez, Mr. Kaseta held various positions at Sanofi S.A., a global biopharmaceutical company focused on human health, including most recently Chief Financial Officer Sanofi North America, Global Services, from April 2015 through September 2016. Mr. Kaseta was previously the Vice President Sanofi NA Pharma Controlling from January 2013 through April 2015, Vice President, Sanofi Financial Shared Services from March 2007 through December 2013 and Director of Technical Accounting from 2005 to 2007. Mr. Kaseta holds a BBA in accounting from James Madison University and is a CPA (inactive) licensed in the state of New Jersey. We believe that Mr. Kaseta is qualified to serve on our Board because of his years of pharmaceutical industry, financial operations, and strategy experience.

Richard S. Eiswirth, Jr. has served as our Chief Executive Officer and a member of the Board since January 2019. Mr. Eiswirth had previously served as our President and Chief Financial Officer since January 2016. Before that, he served as our Chief Operating Officer and Chief Financial Officer from August 2010 until December 2015 and as our Chief Financial Officer from October 2005 to August 2010. From 2003 to 2005, Mr. Eiswirth served as founding partner of Brand Ignition Group, engaged in consumer products acquisition activities. From 2002 to 2005, Mr. Eiswirth served as President of Black River Holdings, Inc., a financial consultancy he founded in 2002. Mr. Eiswirth served as Chief Financial Officer and Senior Executive Vice President of Netzee, Inc., a provider of Internet banking solutions to community banks, from 1999 to 2002. Mr. Eiswirth held various positions with Arthur Andersen, where he began his career, from 1991 to 1999. Mr. Eiswirth serves as a director of Celtaxsys Inc., a privately-held biotechnology company, where he also chairs the audit committee. Mr. Eiswirth previously served as chair, audit committee chair and member of the compensation committee of Jones Soda Co., a Seattle, Washington-based beverage company, and as director and audit committee chair of Color Imaging, Inc., a Norcross, Georgia based manufacturer of printer and copier supplies. Mr. Eiswirth was previously a CPA in Georgia. Mr. Eiswirth holds a B.A. in accounting from Wake Forest University. We believe that Mr. Eiswirth is qualified to serve on our Board because of his role as our President and Chief Executive Officer and his prior services as our Chief Operating Officer and Chief Financial Officer, his years of pharmaceutical industry experience and his experience as chair of the board of directors and audit committee chair of other companies.

Garheng Kong, M.D., Ph.D., has been a member of the Board since 2012. Dr. Kong has been the Managing Partner of HealthQuest Capital, a healthcare investment firm, since July 2013. He was a General Partner at Sofinnova Ventures, a venture capital firm focused on life sciences, from September 2010 to December 2013. From 2000 to 2010, he was at Intersouth Partners, a venture capital firm, most recently as a General Partner, where he was a founding investor or board member for various life sciences ventures, several of which were acquired by large pharmaceutical companies. Dr. Kong has served on the board of directors Laboratory Corporation of America Holdings (LabCorp), a publicly-traded global life sciences company that provides comprehensive clinical laboratory and drug development services, since December 2013; Venus Concept Inc., a publicly-traded medical device company, since July 2017; and Xeris Biopharma Holdings, Inc., a publicly-traded specialty pharmaceutical company focused on developing and commercializing ready-to-use, liquid-stable injectables, since October 2021. Dr. Kong previously served on the board of Histogenics Corporation, a publicly traded biotechnology company, from 2012 until February 2019; Avedro, Inc., a publicly-traded medical device company from April 2017 until November 2019; Melinta Therapeutics, Inc., a publicly-traded biotechnology company, from 2008 until April 2019; and Strongbridge Biopharma plc, a publicly-traded rare disease biomedical company, from September 2015 until October 2021. Dr. Kong sits on the Duke University Medical Center Board of Visitors. Dr. Kong holds a B.S. in chemical engineering and biological sciences from Stanford University. He holds an M.D., Ph.D. in biomedical engineering and an M.B.A. from Duke University. We believe that Dr. Kong is qualified to serve on our Board because of his knowledge and experience in the biotechnology industry, his medical training and expertise, and his service on the boards of directors of other publicly-traded and privately-held life sciences companies.

Erin Parsons has been a member of the Board since November 2021. Ms. Parsons has served as Founder and President of Parsons Medical Communications, LLC, an agency providing scientific and strategic consulting to small and large companies in the ophthalmic space, since its founding in 2010. Ms. Parsons has served as a member of the board of directors of Kiora Pharmaceuticals, Inc., an ophthalmic specialty pharmaceutical company that develops therapies for the treatment of different types of eye diseases, since February 2022. Ms. Parsons is also involved with various associations in the eyecare space including Ophthalmic World Leaders, the Ophthalmology Innovation Summit (where she led a Masterclass on KOL Advocacy), and The Holland Foundation for Sight Restoration. Ms. Parsons received a Bachelor of Science in Biology from Wake Forest University. We believe that Ms. Parsons is qualified to serve on our Board because of her more than 20 years of experience working in the ophthalmic industry overseeing scientific strategy, medical communications, advocacy development, and peer-to-peer educational programs, much of this in the retina space.

Peter J. Pizzo, III has been a member of the Board since April 2010. Since August 2022, Mr. Pizzo has served as Chief Financial Officer of Intrinsic Therapeutics, Inc., a privately-held medical device company that has developed and is commercializing a product to prevent reherniation and reoperation following lumbar discectomy surgery. From October 2019 until June 2022, Mr. Pizzo served as Chief Financial Officer for ControlRad, Inc, a privately-held medical technology company focused on reducing unnecessary radiation exposure during fluoroscopically guided procedures. From October 2018 until September 2019, Mr. Pizzo provided financial consulting services to medical device companies. From 2005 until October 2018, Mr. Pizzo served as Chief Financial Officer of Carticept Medical, Inc., a private medical device company, and from its spinout from Carticept in December 2011 until its sale in October 2018, as Chief Financial Officer of Cartiva, Inc., a privately-held orthopedic medical device company. From 2002 until its sale in 2005, Mr. Pizzo served as Chief Financial Officer of Proxima Therapeutics, Inc., a privately-held medical device company. From 1996 to 2001, Mr. Pizzo worked for Serologicals Corporation, a publicly-traded global provider of biological products to life science companies, ultimately serving as Chief Financial Officer. From 1995 to 1996, Mr. Pizzo served as Vice President of Administration and Controller of ValueMark Healthcare Systems, Inc., a privately-held owner-operator of psychiatric hospitals. From 1992 until its sale in 1995, Mr. Pizzo served in various senior financial positions at Hallmark Healthcare Corporation, a publicly-traded hospital management company. Mr. Pizzo holds a Bachelor of

Science with Special Attainments in Commerce from Washington and Lee University. We believe that Mr. Pizzo is qualified to serve on our Board because of his years of experience in medical devices, biologics and healthcare services, including in the roles of vice president, finance and chief financial officer; and his status as an “audit committee financial expert” as such term is defined in the rules and regulations of the Securities and Exchange Commission.

Adam Morgan has been a member of the Board since March 2023. Mr. Morgan currently serves as the Chief Investment Officer of Velan Capital Investment Management LP, a healthcare-dedicated investment firm based in Alpharetta, Georgia. Mr. Morgan also currently serves on the board of directors of Health Outlook Corporation, a privately-held developer of predictive healthcare technology and service based in New York, New York, where he serves as a director and chair of the company's audit committee, since January 2023. Previously, Mr. Morgan served as Senior Analyst at Broadfin Capital, LLC, a healthcare dedicated investment firm based in New York, New York, where he covered the Biotech and Pharmaceutical sectors, from February 2018 to June 2020. Prior to that, Mr. Morgan served as Senior Analyst at Iguana Healthcare Partners LLC, a healthcare-dedicated investment firm based in New York, New York, where he covered Medical Devices and Specialty Pharmaceuticals, from 2015 to January 2018. Mr. Morgan also served as Analyst at Pura Vida Investments, LLC, a healthcare-focused investment firm, where he covered global Medical Devices, from 2014 to 2015. Earlier in his career, Mr. Morgan served as a Research Associate at Cowen and Company (a subsidiary of Cowen Inc.), a financial services company, on the firm's Medical Supplies and Devices team, from January 2014 to June 2014. Mr. Morgan received his B.S. in Chemistry from the University of Minnesota and his MBA from the Carlson School of Management at the University of Minnesota. We believe that Mr. Morgan is qualified to serve on our Board because of his years of pharmaceutical industry, strategy and investment banking experience.

Executive Officers

The following table provides the name, age and position of each of our executive officers as of the date of this Form 10-K/A. Certain biographical information for each executive officer follows the table.

Name	Age	Position
Richard S. Eiswirth, Jr.	54	President, Chief Executive Officer and Director
Russell L. Skibsted	63	Senior Vice President and Chief Financial Officer
David Holland	59	Chief Marketing Officer, Senior Vice President Corporate Communications and Managed Markets
Philip Ashman, Ph.D.	58	Chief Operating Officer and Senior Vice President Commercial Operations Europe

Richard S. Eiswirth, Jr. - For biographical information about Mr. Eiswirth, see “- Directors” above.

Russell L. Skibsted has served as our Senior Vice President and Chief Financial Officer since January 2023. Prior to his appointment as our Chief Financial Officer and Senior Vice President, Mr. Skibsted served as Chief Financial Officer and Chief Business Officer of Rockwell Medical, Inc., a commercial healthcare company focused on providing life-sustaining products for patients suffering from blood disorders and diseases associated with the kidney, from September 2020 until November 2022. Previously, Mr. Skibsted served as Chief Financial Officer of AgeX Therapeutics, Inc., a publicly-traded biotechnology company focused on cell therapy targeting the diseases of aging that was spun out of BioTime, Inc. (currently Lineage Cell Therapeutics, Inc.), from July 2017 to May 2020.

Prior to that, he served as Chief Financial Officer of BioTime, Inc., a clinical-stage biotechnology company, from November 2015 to January 2019, where he simultaneously, from time to time, performed the role of Chief Financial Officer for several of BioTime’s public and private subsidiaries, including AgeX Therapeutics, OncoCyte Corporation, a publicly-traded developer of novel, non-invasive tests for the early detection of cancer and a former subsidiary of BioTime, Inc., from November 2015 until November 2017, and Asterias Biotherapeutics, Inc., a biotechnology company pioneering the field of regenerative medicine with clinical programs in spinal cord injury and oncology immunotherapy and a former subsidiary of BioTime, Inc., from March 2016 until November 2016. Mr. Skibsted holds a B.A. in Economics from Claremont McKenna College and an MBA from the Stanford Graduate School of Business.

David Holland is one of our co-founders and has served as our Chief Marketing Officer, Senior Vice President Corporate Communications and Managed Markets since January 2019. Prior to that, Mr. Holland served as the Vice President of Marketing from our inception in 2003 through August 2010, when he was appointed the Senior Vice President of Sales and Marketing, a position he held until January 2019. Prior to co-founding Alimera, Mr. Holland served as the Vice President of Marketing of Novartis Ophthalmics from 1998 to 2003. In 1997, Mr. Holland served as Global Head of the Lens Business at CIBA Vision and in 1996, Global Head of the Lens Care Business of CIBA Vision. From 1992 to 1995, Mr. Holland served as the Director of Marketing for CIBA Vision Ophthalmics. From 1989 to 1991, Mr. Holland served as New Products Manager for CIBA Vision. From 1985 to 1989, Mr. Holland served as a Brand Assistant and Assistant Brand Manager of Procter and Gamble. Mr. Holland holds an A.B. in Politics from Princeton University.

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

Based solely upon a review of those reports and written representations provided to us by all of our directors and executive officers, we believe that during the year ended December 31, 2022, our directors, executive officers and greater than 10% stockholders timely filed all reports they were required to file under Section 16(a).

CORPORATE GOVERNANCE

Code of Conduct

Our Board has adopted a code of business conduct that applies to each of our directors, officers and employees. The full text of our code of business conduct is posted on the investor relations section of our website at https://investors.alimerasciences.com/. Any waiver of the code of business conduct for an executive officer or director may be granted only by our Board or a committee thereof. We intend to disclose future amendments to, or waivers of, our code of business conduct, as and to the extent required by SEC rules and regulations, at the same location on our website identified above or in public filings. We have implemented whistleblower procedures that establish formal protocols for receiving and handling complaints from employees. Any concerns regarding accounting or auditing matters reported under these procedures will be communicated promptly to the audit committee.

Board Committees

Our Board has established an audit committee, a compensation committee and a nominating and corporate governance committee. The Board and its committees set schedules to meet throughout the year and also can hold special meetings and act by written consent from time to time as appropriate. The independent directors of the Board also hold separate regularly scheduled executive session meetings at least twice a year at which only independent directors are present. The Board has delegated various responsibilities and authority to its committees. The committees regularly report on their activities and actions to the full Board. Each committee has a written charter that has been approved by the full Board. The composition of these committees meets the criteria for independence under, and the functioning of these committees comply with, the applicable requirements of the Sarbanes-Oxley Act of 2002, the current rules of The Nasdaq Global Market, and SEC rules and regulations. We intend to comply with future requirements as they become applicable to us.

Audit Committee

Our audit committee is comprised of Peter J. Pizzo, III, John Snisarenko and Mike Kaseta, each of whom is a non-employee member of our Board. Mr. Pizzo serves as the chair of the audit committee. Mr. Kaseta replaced Roger A. Sawheny, M.D. as a member of our audit committee following Dr. Sawheny’s resignation as a director in March 2023.

The audit committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent registered public accounting firm relationships, and the audits of our financial statements. The full text of the audit committee’s charter is posted on the corporate governance section of our website at https://investors.alimerasciences.com/governance-documents#. Pursuant to its charter, the functions of the audit committee include, among other things:

•	appointing, retaining, approving the compensation of, and assessing the independence of our registered public accounting firm;

•	overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm;

•	reviewing and discussing with management and the registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	reviewing periodically our internal control over financial reporting and our disclosure controls and procedures;

•	meeting independently with our registered public accounting firm and management;

•	preparing the audit committee report required by SEC rules;

•	reviewing and approving or ratifying any related person transactions; and

•	overseeing our risk management program.

All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and The Nasdaq Global Market. Our Board has determined that Mr. Pizzo is an “audit committee financial expert” as defined by applicable SEC rules and has the financial sophistication required by applicable Nasdaq listing standards.

Board Oversight of Risk

Our Board has responsibility for the oversight of our risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business, and the steps we take to manage them. The risk oversight process includes receiving regular reports from board committees and members of senior management to enable our Board to understand our risk identification, risk management, and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, strategic, and reputational risk. The audit committee reviews information regarding liquidity and operations, and oversees our management of financial risks. Periodically, the audit committee reviews our policies with respect to risk assessment, risk management, loss prevention, and regulatory compliance. Oversight by the audit committee includes direct communication with our external auditors, and discussions with management regarding significant risk exposures and the actions management has taken to limit, monitor, or control such exposures. The compensation committee is responsible for assessing whether any of our compensation policies or programs has the potential to encourage excessive risk-taking. The nominating and corporate governance committee manages risks associated with the independence of our Board, corporate disclosure practices, and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed through committee reports about such risks. Matters of significant strategic risk are considered by our Board as a whole.

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

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is or has served as an officer or employee of Alimera. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or compensation committee.

2022 Summary Compensation Table

The following table provides information concerning the compensation paid to our Chief Executive Officer and our next two most highly compensated executive officers for our year ended December 31, 2022. We refer to these individuals as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)(4)	Option Awards ($)(5)(6)	All Other Compensation ($)(7)	Total ($)
Richard S. Eiswirth, Jr.
President and Chief Executive Officer	2022 2021	580,000 550,000	- 66,000	251,342 124,000	- 242,329	17,869 17,869	849,211 1,000,198

David Holland
Chief Marketing Officer, Senior Vice President Corporate Communications and Managed Markets	2022 2021	404,000 392,000	- 47,000	91,888 43,400	- 84,815	9,500 9,500	505,388 576,715

Philip Ashman, Ph.D.
Chief Operating Officer and Senior Vice President Commercial Operations Europe (1)	2022 2021	356,170 375,484	- 50,890	139,184 74,400	- 145,398	33,688 36,228	529,042 682,400

(1)Dr. Ashman was paid an annual salary of £288,000 in 2022 and £273,000 in 2021, which for purposes of this presentation were converted to U.S. Dollars at the average exchange rate for the twelve months ended (a) December 31, 2022 of 1.2367 U.S. Dollars per British Pound Sterling, and (b) December 31, 2021 of 1.3754 U.S. Dollars per British Pound Sterling.

(2)The bonus amounts payable, if any to our named executive officers for the year ended December 31, 2022 are not calculable at this time as they remain subject to the evaluation of certain performance criteria by the compensation committee, which is expected to occur in May 2023.

(3)The amounts reported in this column represent the aggregate grant date fair value of awards of shares of restricted stock, computed in accordance with the FASB ASC Topic 718. See Note 15 of the Notes to the Consolidated Financial Statements in the Original Filing for a discussion of our assumptions in determining the ASC 718 values of the restricted stock awards.

(4)The material terms of the restricted stock awards granted in 2022 are as follows:

Name	Grant Date	# of Shares of Restricted Stock	Vesting Dates
Richard S. Eiswirth, Jr.	1/4/2022	25,000	(a)
David Holland	1/4/2022	8,750	(a)
Philip Ashman, Ph.D.	1/4/2022	15,000	(a)

(a)Vest in four equal annual installments beginning January 4, 2023, so long as the officer’s service as an employee of the Company is continuous from the grant date through the applicable anniversary thereof.

(5)The amounts reported in this column represent the aggregate grant date fair value of options awarded computed in accordance with FASB ASC Topic 718. See Note 15 of the Notes to the Consolidated Financial Statements in the Original Filing for a discussion of our assumptions in determining the ASC 718 values of our option awards.

(6)The material terms of the stock options granted in 2022 are described in the following table. Unless otherwise noted, each option vests in 48 equal monthly installments over a four-year period beginning on the initial vesting date.

Name	Initial Vesting Date	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Richard S. Eiswirth, Jr.	2/4/2023	75,000	4.96	1/3/2032
David Holland	2/4/2023	26,250	4.96	1/3/2032
Philip Ashman, Ph.D.	2/4/2023	45,000	4.96	1/3/2032

(7)All Other Compensation includes:

(a)for Mr. Eiswirth, the 2022 amount was composed of 401(k) matching contributions for his benefit, short-term and long-term disability gross-ups paid on his behalf and long-term disability premium payments for his benefit;

(b)for Mr. Holland, the 2022 amount was composed of 401(k) matching contributions for his benefit and short-term and long-term disability gross-ups paid on his behalf; and

(c)for Dr. Ashman, the 2022 amount was composed of contributions to a private pension of $21,370 and payments of $12,318 for the use of his own car.

Narrative Explanation of Certain Aspects of the Summary Compensation Table

Overview

The compensation paid to Mr. Eiswirth, Mr. Holland and Dr. Ashman in 2022 consisted of the following components:

•base salary;

•cash bonuses; and

•long-term incentive compensation in the form of stock options and grants of restricted stock that vest over four years.

Employment Agreements with Our Named Executive Officers

We have entered into amended and restated employment agreements (each, an Employment Agreement) with two of our named executive officers, Mr. Eiswirth and Mr. Holland. These Employment Agreements are based on the same form and are described below. We have also entered into an Employment Contract with Dr. Ashman (the Ashman Employment Contract), who resides in the U.K., using a form suitable for that jurisdiction, as well as a Change in Control Severance Agreement. The Ashman Employment Contract and the Change in Control Severance Agreement are described below.

The Employment Agreements provide for a starting base salary that may be reviewed and increased from time to time at the discretion of the compensation committee, which has exercised this discretion, including in setting the salaries of Mr. Eiswirth and Mr. Holland for 2022. The Employment Agreements also require us to pay an annual bonus for each year to the executive officer no later than 2 ½ months after the end of that year in the amount, and subject to the terms and conditions of, our cash incentive plan applicable to executive officers. Mr. Eiswirth’s target annual bonus amount shall not be reduced to an amount below 55% of his then-current base salary, and Mr. Holland’s target annual bonus amount shall not be reduced to an amount below 40% of his then-current base salary. Each of Mr. Eiswirth and Mr. Holland is eligible to receive and has received equity awards at the discretion of the compensation committee.

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

Employment Agreement with Our Chief Financial Officer

We entered into an employment agreement with our Chief Financial Officer, Russel L. Skibsted (the Skibsted Agreement), which provides for a starting base salary of $400,000 which may be reviewed and increased from time to time at the discretion of the compensation committee. The Skibsted Agreement requires us to pay an annual bonus for each year to the executive officer no later than 2 ½ months after the end of that year in the amount, and subject to the terms and conditions of, our cash incentive plan applicable to executive officers. Mr. Skibsted’s target annual bonus amount shall not be reduced to an amount below 40% of his then-current base salary. Mr. Skibsted is eligible to receive, and has received, equity awards at the discretion of the compensation committee.

For a description of the acceleration of vesting provisions applicable to the equity-based awards held by our named executive officers and Mr. Skibsted, please see the sections titled “Severance and Change in Control Benefits for Mr. Eiswirth, Mr. Holland and Dr. Ashman” and “Severance and Change in Control Benefits for Mr. Skibsted”.

Base Salaries and Bonuses

For the year ended December 31, 2022, the annual base salaries, target bonuses and cash bonuses actually paid to our named executive officers were as follows:

Name	Base Salary ($)	“Target Bonus” ($) (Not Paid) (1)	Cash Bonus Actually Paid ($)(2)
Richard S. Eiswirth, Jr.	580,000	348,000	-
David Holland	404,000	161,600	-
Philip Ashman, Ph.D.	356,170	160,277	-

(1)The target bonuses as a percentage of base salary were 60% for Mr. Eiswirth; 40% for Mr. Holland; and 45% for Dr. Ashman.

(2)The bonus amounts payable, if any to our named executive officers for the year ended December 31, 2022 are not calculable at this time as they remain subject to the evaluation of certain performance criteria by the compensation committee, which is expected to occur in May 2023.

Long-Term Incentive Compensation - Stock Options and Restricted Stock

We use equity awards for our long-term equity compensation to ensure that our executive officers have a continuing stake in our long-term success. Our long-term incentive awards have primarily been in the form of options to purchase our common stock and restricted stock awards. In January 2022, the compensation committee determined with respect to equity compensation for 2022 that it would be appropriate for approximately 75% of each equity award to be in the form of stock options and 25% to be in the form of restricted stock.

Generally, to align the executive’s interests with those of our stockholders, we make a significant stock option grant to an executive officer at the first regularly scheduled meeting of the compensation committee after the officer commences employment. Typically, both our initial stock option grants to new executive officers and our stock option grants to continuing executive officers vest in 1/48th increments monthly over four years, so long as the officer’s service as our employee is continuous from the grant date through the applicable vesting date. We believe that the resulting overlapping vesting schedule from option awards made in prior years, together with the number of shares subject to each award, helps ensure a meaningful incentive to remain in our employment and to enhance stockholder value over time. In addition to the options to purchase common stock, we also grant our executive officers restricted stock which that vest in four equal annual installments beginning on the first anniversary of the date of grant, so long as the officer’s service as our employee is continuous from the grant date through the applicable vesting date. We believe that these grants of restricted stock, like our option grants, provide a meaningful incentive for the officer to remain in our employment and enhance stockholder value over time.

For information regarding the vesting and acceleration provisions applicable to the options held by our named executive officers, please see “Severance and Change in Control Benefits for Mr. Eiswirth, Mr. Holland and Dr. Ashman” below.

On January 4, 2022, we granted 75,000 stock options and 25,000 shares of restricted stock to Mr. Eiswirth, 26,250 stock options and 8,750 shares of restricted stock to Mr. Holland and 45,000 stock options and 15,000 shares of restricted stock to Dr. Ashman. The exercise price for each stock option is $4.96 per share, the closing price of our common stock on the Nasdaq Global Market on January 4, 2022, and these awards vest as described above.

Outstanding Equity Awards as of December 31, 2022

The following table sets forth information regarding the stock options and restricted stock held by each of our named executive officers as of December 31, 2022. The vesting provisions applicable to each outstanding option and restricted share is described in the footnotes to the following table. For a description of the acceleration of vesting provisions applicable to the equity-based awards held by our named executive officers, please see the section titled “Severance and Change in Control Benefits for Mr. Eiswirth, Mr. Holland and Dr. Ashman” below.

	Option Awards						Stock Awards
Name	Initial Vesting Date (1)		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Initial Vesting Date (1)		Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(2)
Richard S. Eiswirth, Jr.	1/16/2014		22,667	-	37.05	12/15/2023
	2/28/2015		18,334	-	82.65	1/28/2025
	2/4/2016		18,334	-	37.05	1/3/2026
	2/20/2017		21,668	-	17.70	1/19/2027
	2/22/2018		20,000	-	17.40	1/21/2028
	2/23/2019	(3)	32,639	695	12.90	1/22/2029
	2/10/2020	(3)	39,010	14,490	6.75	1/09/2030
	2/7/2021	(3)	25,156	27,344	5.10	2/6/2031	1/7/2022	(4)	13,125	$35,569
	2/4/2022	(3)	17,187	57,813	4.96	1/3/2032	1/4/2023	(5)	25,000	$67,750
David Holland	1/16/2014		10,001	-	37.05	12/15/2023
	2/28/2015		8,334	-	82.65	1/28/2025
	2/4/2016		8,334	-	37.05	1/3/2026
	2/20/2017		10,001	-	17.70	1/19/2027
	2/22/2018		9,334	-	17.40	1/21/2028
	2/23/2019	(3)	11,098	236	12.90	1/22/2029
	2/10/2020	(3)	10,208	3,792	6.75	1/09/2030
	2/7/2021	(3)	8,085	8,790	5.10	2/6/2031	1/7/2022	(4)	4,219	$11,433
	2/4/2022	(3)	6,015	20,235	4.96	1/3/2032	1/4/2023	(5)	8,750	$23,713
Philip Ashman, Ph.D.	1/2/2014		13,334	-	24.45	1/2/2023
	1/16/2014		13,334	-	37.05	12/15/2023
	2/28/2015		8,334	-	82.65	1/28/2025
	2/4/2016		8,334	-	37.05	1/3/2026
	2/20/2017		10,000	-	17.70	1/19/2027
	2/22/2018		10,000	-	17.40	1/21/2028
	2/23/2019	(3)	13,056	278	13.80	1/22/2029
	2/10/2020	(3)	14,583	5,417	6.75	1/09/2030
	2/7/2021	(3)	14,375	15,625	5.10	2/6/2031	1/7/2022	(4)	7,500	$20,325
	2/4/2022	(3)	10,312	34,688	4.96	1/3/2032	1/4/2023	(5)	15,000	$40,650

(1) Unless a footnote indicates otherwise, the award was fully vested at December 31, 2022.

(2)Computed in accordance with SEC rules as the number of unvested shares multiplied by the closing market price of our common stock on December 30, 2022, which was $2.71. The actual value (if any) to be realized by the officer depends on whether the shares vest and the future performance of our common stock.

(3) Vests in 48 equal monthly installments over a four-year period beginning on the initial vesting date.

(4)Vest in four equal annual installments beginning January 7, 2022, so long as the officer’s service as an employee of the Company is continuous from the grant date through the applicable anniversary thereof.

(5)Vest in four equal annual installments beginning January 4, 2023, so long as the officer’s service as an employee of the Company is continuous from the grant date through the applicable anniversary thereof.

Severance and Change in Control Benefits for Mr. Eiswirth, Mr. Holland and Dr. Ashman

The Employment Agreements of Mr. Eiswirth and Mr. Holland, and the Change in Control Severance Agreement of Dr. Ashman, provide certain severance and change in control benefits as described below. Under each heading below, we describe the terms of the agreements that were in effect during 2022.

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

Termination Without Cause/Resignation for Good Reason - Not in Connection with a Change in Control

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

Severance and Change in Control Benefits for Mr. Skibsetd

The Skibsted Agreement provides certain severance and change in control benefits as described below. Under each heading below, we describe the terms of the agreements that were in effect during 2022.

Acceleration Provisions for Unvested Options and Shares of Restricted Stock in the Event of a Change in Control

The Skibsted Agreement includes acceleration provisions for unvested options and Restricted Shares in the event of a change in control. Under these provisions, if change in control occurs, Mr. Skibsted will receive 12 months of additional vesting for any stock options and Restricted Shares that are outstanding and unvested as of the date of such transaction. In addition, Mr. Skibsted’s unvested stock options and Restricted Shares will vest in full if (a) Alimera is subject to a change in control before Mr. Skibsted’s employment with Alimera terminates and (b) within 12 months after the change in control, his employment with Alimera is terminated without cause or he terminates his employment for good reason. Further, if Alimera is a party to a merger or consolidation, Mr. Skibsted’s unvested stock options and Restricted Shares will vest in full unless the agreement evidencing the merger or consolidation provides for one or more of the following: (a) the continuation of his stock options and Restricted Shares by Alimera if Alimera is the surviving corporation; (b) the assumption of his stock options and Restricted Shares by the surviving corporation or its parent; (c) the substitution by the surviving corporation or its parent of new stock options and Restricted Shares for his existing stock options and Restricted Shares; (d) full exercisability of outstanding stock options and full vesting of the Restricted Shares, followed by the cancellation of such stock options and Restricted Shares in the transaction; or (e) the cancellation of Mr. Skibsted’s outstanding stock options and Restricted Shares and a payment to Mr. Skibsted equal to the excess of (i) the fair market value of the stock subject to such stock options and of the Restricted Shares (whether or not such stock options and Restricted Shares are then exercisable or vested, as applicable) as of the closing date of such merger or consolidation over (ii) the exercise price (for stock options).

Termination without Cause/Resignation for Good Reason Not in Connection with a Change in Control

In addition, the Skibsted Agreement provides that if we terminate Mr. Skibsted’s employment without cause or if he resigns for good reason, either more than three months prior to a change in control or more than 18 months after a change in control, subject to the conditions in the Skibsted Agreement, Mr. Skibsted will be entitled to:

•his earned but unpaid base salary plus 100% of his total annual base salary at the rate in effect at the time of termination paid in 12 monthly installments;

•a cash payment equal to his bonus, determined based on the actual performance of Alimera for the full fiscal year in which his employment terminates, that he would have earned for the year in which his employment terminates had he remained employed for the entire year, prorated based on the ratio of the number of days during such year he was employed to 365 (the “Earned Bonus”); and

•payment of the premiums for medical insurance coverage for Mr. Skibsted and his dependents under COBRA for one year following the date of termination or, if earlier, until he is eligible to be covered under another substantially equivalent medical insurance plan by a subsequent employer.

Termination without Cause/Resignation for Good Reason in Connection with a Change in Control

The Skibsted Agreement provides that if we terminate Mr. Skibsted’s employment without cause or if he resigns for good reason, either within three months prior to a change in control or within 18 months after a change in control, subject to the conditions in the Skibsted Agreement, Mr. Skibsted will be entitled to:

•100% of the sum of (a) his total annual base salary at the rate in effect at the time of termination plus (b) his target bonus in effect at the time of termination, which will be paid in 12 equal monthly installments;

•a cash payment equal to his Earned Bonus;

•payment of the premiums for medical insurance coverage for Mr. Skibsted and his dependents under COBRA for 12 months or until he is eligible to be covered under another substantially equivalent medical insurance plan by a subsequent employer.

Death

The Skibsted Agreement provides certain benefits if Mr. Skibsted’s employment is terminated on account of his death. In that event, the Company is obligated to pay:

(a)his base salary through the end of the month in which his death occurred,

(b)a cash payment equal to his Earned Bonus through the date of death,

(c)any benefits he is entitled to under the terms of any applicable disability plans or other employee benefit plan, and

(d)the premiums for medical insurance coverage for his dependents under COBRA for 12 months after the date of death or, if earlier, until his dependents are eligible to be covered under another substantially equivalent medical insurance plan.

In addition, all of Mr. Skibsted’s remaining unvested equity awards will vest upon his death.

Disability

The Skibsted Agreement provides certain benefits if Mr. Skibsted’s employment is terminated on account of his disability. In that event, the Company is obligated to pay:

(a)his base salary through the end of the month in which the termination occurred,

(b)a cash payment equal to his Earned Bonus,

(c)any benefits he is entitled to under the terms of any applicable disability plans or other employee benefit plan, and

(d)the premiums for medical insurance coverage for him and his dependents under COBRA for 18 months after the date of termination or, if earlier, until he is eligible to be covered under another substantially equivalent medical insurance plan by a subsequent employer.

In addition, all of Mr. Skibsted’s remaining unvested equity awards will vest upon his disability.

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

Dr. Ashman is eligible to participate in all of our employee benefit plans available to our employees in the U.K., and we contributed $21,370 to a private pension for Dr. Ashman in 2022. In addition, we pay Dr. Ashman a car allowance for use of his own car. That allowance was $12,318 in 2022.

At this time, we do not provide special benefits or other perquisites to our executive officers other than the car allowance to Dr. Ashman.

Policies Regarding Recovery of Awards

Our compensation committee has not adopted a policy that requires us to make retroactive adjustments to any cash or equity-based incentive compensation paid to executive officers (or others) where the payment was predicated upon the achievement of financial results that were subsequently the subject of a restatement. However, we expect to implement a clawback policy in accordance with the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). We elected to wait until the Nasdaq finalizes its clawback policy to ensure that we implement a fully compliant policy at one time, rather than implementing a policy this year that may require amendment in the future.

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

Our executive officers may enter into trading plans established according to Section 10b5-1 of the Exchange Act with an independent broker-dealer (“broker”), although as of the date of this Form 10-K/A, none of our executive officers had a trading plan in effect. These plans may include specific instructions for the broker to exercise vested options and sell Alimera stock on behalf of the executive officer at certain dates, if our stock price is above a specified level or both. Under these plans, the executive officer no longer has control over the decision to exercise and sell the securities in the plan, unless he or she amends or terminates the trading plan during an open trading window. The purpose of these plans is to enable executive officers to recognize the value of their compensation and diversify their holdings of our stock during periods in which the executive officer may be unable to sell our common stock because material information about us had not been publicly released.

Our securities trading policy requires our Board members, officers, employees and consultants to exercise extreme caution in holding Company securities in a margin account or pledging Company securities as collateral for a loan.

Stockholder Advisory Vote on Executive Compensation

At our 2022 annual meeting of stockholders, approximately 99% of the shares voted were in favor of the compensation paid to our named executive officers as disclosed in the proxy statement for the 2022 annual meeting of stockholders. The compensation committee considers this vote to be an endorsement of our compensation philosophy and practices, including our balance between cash and equity compensation and, in light of this, did not implement any significant changes to our executive compensation program as a result of the vote. Both our compensation committee and the Board intend to periodically reevaluate our executive compensation philosophy and practices in light of our performance, needs and developments, including the outcome of future non-binding advisory votes by our stockholders.

Director Compensation

The following table describes our current non-employee director compensation program, which consists of annual cash retainers paid in four quarterly payments and options to purchase shares of our common stock:

Term	Compensation
Annual Cash Retainer for All Non-Employee Directors	$40,000
Chair of Board	Additional annual retainer: $45,000
Lead Independent Director (if any)	Additional annual retainer: $15,000
Chair of Audit Committee	Additional annual retainer: $20,000
Chair of Compensation Committee	Additional annual retainer: $15,000
Chair of Nominating and Corporate Governance Committee	Additional annual retainer: $8,000
Non-Chair Member of Audit Committee	Additional annual retainer: $10,000
Non-Chair Member of Compensation Committee	Additional annual retainer: $7,000
Non-Chair Member of Nominating and Corporate Governance Committee	Additional annual retainer: $4,000
Initial Option Grant

Option to purchase up to 6,000 shares of our common stock upon initial election as director which is typically prorated based on the number of days until the 1-year anniversary of the previous year’s annual meeting of stockholders (1)

Annual Option Grant	Option to purchase 6,000 shares of our common stock following each annual meeting of stockholders (1)

(1)Annual options vest and become exercisable in equal monthly installments over the following 12 months after grant if the director provides continuous service through the applicable vesting date. Initial options vest and become exercisable in equal monthly installments through the 1-year anniversary of the previous annual meeting of stockholders if the director provides continuous service through the applicable vesting date. Unless otherwise approved by our compensation committee, all stock option grants to non-employee directors will have an exercise price per share equal to the fair market value of one share of our common stock on the date of grant and will be subject to the terms of the Alimera Sciences, Inc. 2019 Omnibus Incentive Plan, as amended (the “2019 Plan”). Each option granted under the 2019 Plan to each of our non-employee directors that is not fully vested will become fully vested upon (a) a change in control of the Company or (b) such non-employee director’s service terminates due to death.

Our current policy is to reimburse our non-employee directors for travel, lodging and other reasonable expenses incurred in connection with their attendance at Board and committee meetings.

Director Compensation Table for Year Ended December 31, 2022

The following table sets forth information regarding compensation earned during the fiscal year ended December 31, 2022 by each of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Brian K. Halak, Ph.D. (1)	54,000	-	-	54,000
Garheng Kong, M.D., Ph.D.	55,000	-	-	55,000
James R. Largent	70,000	-	-	70,000
C. Daniel Myers	85,000	-	-	85,000
Erin Parsons	50,917	-	-	50,917
Peter J. Pizzo, III	64,000	-	-	64,000
John Snisarenko	50,000	-	-	50,000

(1)Dr. Halak resigned from our Board on February 24, 2023.

The following table describes the number of shares of our common stock that are purchasable under outstanding and unexercised options to purchase shares of our common stock held as of December 31, 2022 by each of our non-employee directors who served during 2022, whether exercisable or not:

Name	Number of Common Shares Purchasable under Outstanding Options
Brian K. Halak, Ph.D. (1)	24,171
Garheng Kong, M.D., Ph.D.	23,337
James R. Largent	24,171
C. Daniel Myers	159,003
Erin Parsons	3,255
Peter J. Pizzo, III	24,171
John Snisarenko	12,410

(1)Dr. Halak resigned from our Board on February 24, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Overview

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 24, 2023 for:

•	each of our named executive officers;

•	each of our directors;

•	all of our current executive officers and directors as a group; and

•	each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

The table below is based upon information supplied by officers, directors and principal stockholders and Schedule 13Gs and 13Ds filed with the SEC through April 24, 2023.

The percentage ownership is based upon 7,391,594 shares of common stock outstanding as of April 24, 2023. For purposes of the table below, we deem shares of common stock subject to options and warrants that are currently exercisable or exercisable within sixty (60) days of April 24, 2023 to be outstanding and to be beneficially owned by the person holding the options and warrants for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable. Certain stockholders listed in the table also hold shares of our Series B Preferred Stock, which are not convertible into shares of our common stock or entitled to voting rights until such time as our stockholders vote to approve, among other things, the issuance of the shares of common stock upon conversion of our Series B Preferred Stock (such approval, Stockholder Approval), as described in the relevant footnotes to the table below.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Shares of Common Stock Beneficially Owned

5% Stockholders (other than our executive officers and directors)
Ocumension Therapeutics	1,144,945	(1)	15.5%
Morgan Stanley	666,246	(2)	9.0%
Caligan Partners LP	724,716	(3)	9.5%
Velan Capital Master Fund LP	748,838	(4)	9.5%
Directors and Named Executive Officers
Philip Ashman, Ph.D.	247,796	(5)	3.3%
Richard S. Eiswirth	560,832	(6)	7.4%
David Holland	197,667	(7)	2.6%
Garheng Kong, M.D, Ph.D.	23,337	(8)	*

C. Daniel Myers	164,581	(9)	2.2%
Erin Parsons	3,255	(10)	*
Peter J. Pizzo, III	23,837	(11)	*
John Snisarenko	22,410	(12)	*
Michael Kaseta	1,368	(13)	*
Adam Morgan	750,206	(14)(4)	9.5%
All current directors and executive officers as a group (11 persons)	1,321,951	(15)	16.4%

*	Represents beneficial ownership of less than one percent of our outstanding common stock.
(1)

The forgoing information is based on a Schedule 13G filed with the SEC on April 30, 2021 by Ocumension Therapeutics (Ocumension). The business address for Ocumension is 502-1 Want Want Plaza, No. 211 Shimen Yi Road, Jing’an District, Shanghai, PRC.

(2)	The forgoing information is based on a Schedule 13G/A filed with the SEC on February 8, 2023 by Morgan Stanley. The business address for Morgan Stanley is 1585 Broadway, New York, NY 10036.
(3)

Consists of 724,716 shares of common stock held by Caligan Partners LP, a Delaware limited partnership (Caligan), including 245,939 shares of common stock underlying warrants. In addition to the shares of common stock, Caligan is also the beneficial owner of 6,000 shares of Series B Preferred Stock and warrants to purchase an additional 2,611,204 shares of common stock, which are subject to certain ownership limitations. The warrants reported herein are exercisable upon the earlier of (a) a change of control of the Company and (b) March 24, 2024. The shares of Series B Preferred stock are not convertible until such time as the Company obtains Stockholder Approval. The securities reported herein are beneficially owned by Caligan, which serves indirectly as the investment manager to Caligan Partners Master Fund LP, a Cayman Islands limited partnership (the Caligan Fund), and managed accounts (the Caligan Accounts), with respect to the shares of common stock held by the Caligan Fund and the Caligan Accounts; and David Johnson, the Partner of Caligan and Managing Member of Caligan Partners GP LLC, the general partner of Caligan, with respect to the shares of common stock held by the Caligan Fund and the Caligan Accounts. The business address of Caligan Partners LP is 515 Madison Avenue, 8th Floor, New York, New York 10022. The forgoing information is based on a Schedule 13D/A filed with the SEC on March 28, 2023 by Caligan Partners LP.

(4)

Consists of 748,838 shares of common stock held byVelan Capital Master Fund LP (Velan Master), including 491,085 shares of common stock underlying warrants. In addition to the shares of common stock, Velan Master is also the beneficial owner of 6,000 shares of Series B Preferred Stock and warrants to purchase an additional 2,366,058shares of common stock, which are subject to certain ownership limitations. The warrants reported herein are exercisable upon the earlier of (a) a change of control of the Company and (b) March 24, 2024. The shares of Series B Preferred stock are not convertible until such time as the Company obtains Stockholder Approval. Velan Capital Holdings LLC (Velan GP), as the general partner of Velan Master, may be deemed to beneficially own the shares beneficially owned by Velan Master. Velan Capital Investment Management LP (Velan Capital), as the investment manager of Velan Master, may be deemed to beneficially own the shares beneficially owned by Velan Master. Velan Capital Management LLC (Velan IM GP), as the general partner of Velan Capital, may be deemed to beneficially own the shares beneficially owned by Velan Master. Balaji Venkataraman, as a Managing Member of each of Velan GP and Velan IM GP, may be deemed to beneficially own shares beneficially owned by Velan Master. Adam Morgan, a member of our Board, is a Managing Member of each of Velan GP and Velan IM GP, may be deemed to beneficially own the shares beneficially owned by Velan Master. The forgoing information is based on a Schedule 13D filed with the SEC on March 31, 2023 by Velan Capital Master Fund LP.

(5)	Includes 114,481 shares issuable upon exercise of options exercisable within 60 days of April 24, 2023.
(6)	Includes 238,314 shares issuable upon exercise of options exercisable within 60 days of April 24, 2023.
(7)	Includes 88,787 shares issuable upon exercise of options exercisable within 60 days of April 24, 2023.
(8)	Includes 23,337 shares issuable upon exercise of options exercisable within 60 days of April 24, 2023.
(9)	Includes 159,003 shares issuable upon exercise of options exercisable within 60 days of April 24, 2023.
(10)	Includes 3,255 shares issuable upon exercise of options exercisable within 60 days of April 24, 2023.
(11)	Includes 23,337 shares issuable upon exercise of options exercisable within 60 days of April 24, 2023.
(12)	Includes 12,410 shares issuable upon exercise of options exercisable within 60 days of April 24, 2023.
(13)	Includes 1,368 shares issuable upon exercise of options exercisable within 60 days of April 24, 2023.
(14)	Includes 1,368 shares issuable upon exercise of options exercisable within 60 days of April 24, 2023.
(15)	Includes 665,660 shares issuable upon exercise of options exercisable within 60 days of April 24, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In addition to the compensation arrangements with our directors and executive officers described elsewhere in this Form 10-K/A, the following is a description of each transaction since January 1, 2021 and each currently proposed transaction in which:

•	we have been or are to be a participant;

•	the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at yearend for the last two completed fiscal years; and

•

any of our directors, executive officers, or holders of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Employment Agreements

We have entered into offer letters with our named executive officers. For more information regarding these agreements, see the section entitled “Employment Agreements with Our Named Executive Officers.”

Equity Grants and Awards to Executive Officers and Directors

We have granted equity to our executive officers and certain of our directors as more fully described in the section entitled “Executive Compensation” and “Director Compensation.”

Series B Convertible Preferred Stock Financing

On March 24, 2023, we entered into a Securities Purchase Agreement (the Purchase Agreement) with entities affiliated with Caligan Partners LP and Velan Capital Master Fund, LP for the sale of up to 27,000 shares of our newly designated Series B Convertible Preferred Stock, par value $0.01 per share (the Series B Preferred Stock) and warrants (the Warrants) to purchase up to 5,714,286 shares of our common stock, for an aggregate purchase price of up to $27.0 million in two tranches. On March 24, 2023 (the Tranche 1 Closing Date), we issued and sold an aggregate of 12,000 shares of Series B Preferred Stock at a per-share purchase price of $1,000 (the Stated Value) and the Warrants for aggregate gross proceeds of $12.0 million (the Tranche 1 Closing). The proceeds from the Tranche 1 Closing will be used to fund development and commercialization of our existing and pipeline drugs, maintenance of our credit facility and corporate purposes substantially related to the commercialization of our existing and pipeline drugs, as well as the Repurchase (as defined below).

Pursuant to the Purchase Agreement, (i) entities affiliated with Caligan Partners LP purchased 6,000 shares of Series B Preferred Stock and warrants to purchase 2,847,143 shares of our common stock for a total purchase price of $6,000,000 and (ii) Velan Capital Master Fund LP purchased 6,000 shares of Series B Preferred Stock and warrants to purchase 2,847,143 shares of our common stock for a total purchase price of $6,000,000.

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

Pursuant to the Purchase Agreement, entities affiliated with Caligan Partners LP and Velan Capital Master Fund LP each have certain participation rights in our future financings, and also each have the right to designate a member of our Board of Directors (the Board) so long as such affiliated investors beneficially hold 50% or more of the shares of common stock (calculated on an as-converted basis) it acquired pursuant to the Purchase Agreement. Effective as of the Tranche 2 Closing, the investors will have the right to designate one additional individual mutually agreed upon by the investors for election to the Board, subject to applicable Nasdaq listing rules.

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

Repurchase of Series A Convertible Preferred Stock

As a condition to closing the transactions contemplated by the Purchase Agreement, we repurchased all 200,919 shares of common stock and 600,000 shares of Series A Convertible Preferred Stock held by entities affiliated with Palo Alto Investors LP (the Repurchase), for an aggregate purchase price of approximately $1.25 million.

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

Director Independence

Our common stock is listed on The Nasdaq Global Market. The listing rules of this stock exchange generally require that a majority of the members of a listed company’s board of directors be independent. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. The Nasdaq director independence definition includes a series of objective tests, such as that the director is not also one of our employees and has not engaged in various types of business dealings with us. In addition, as further required by Nasdaq rules, our Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

Our Board has determined that none of our non-employee directors has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of Nasdaq. The independent members of our Board hold separate regularly scheduled executive session meetings at which only independent directors are present.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or be an affiliated person of the listed company or any of its subsidiaries. Each of Peter J. Pizzo, III, John Snisarenko and Mike Kaseta qualify as an independent director pursuant to Rule 10A-3.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fees

The following table sets forth the fees billed by Grant Thornton LLP, our independent registered public accounting firm, for audit and non-audit services rendered to us in 2022 and 2021. These fees are categorized as audit fees, audit-related fees, tax fees and all other fees. The nature of the services provided in each category is described following the table.

	Year Ended December 31,
	2022	2021
Grant Thornton LLP Fees
Audit fees (1)	$639,069	$516,632
Audit-related fees	-	-
Tax fees (2)	160,339	169,857
All other fees	-	-
Total fees	$799,408	$686,489

(1)The fees billed or incurred by Grant Thornton LLP for professional services in 2022 and 2021 include the review of our quarterly financial statements included in our quarterly reports on Form 10-Q for the quarters ended March 31, June 30, and September 30; the audit of our annual financial statements included in our Annual Reports on Form 10-K for the years ended December 31, 2022 and December 31, 2021; subsidiary audits and the review of and issuance of consents for our registration statements.

(2)In 2022 and 2021, fees billed or incurred by Grant Thornton LLP were for professional services rendered in connection global tax consulting and foreign tax returns, including the reorganization of our foreign subsidiaries.

All fees described above were pre-approved by the audit committee in accordance with applicable SEC requirements.

Pre-Approval Policies and Procedures of the Audit Committee

The audit committee’s policy is to pre-approve all audit and permissible non-audit services rendered by Grant Thornton LLP, our independent registered public accounting firm. The audit committee can pre-approve specified services in defined categories of audit services, audit-related services and tax services up to specified amounts, as part of the audit committee’s approval of the scope of the engagement of Grant Thornton LLP or on an individual case-by-case basis before Grant Thornton LLP is engaged to provide a service. The audit committee has determined that the rendering of tax-related services by Grant Thornton LLP in 2022 is compatible with maintaining the principal accountant’s independence for audit purposes. Grant Thornton LLP has not been engaged to perform any non-audit services other than tax-related services.

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

3.Exhibits. The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Filing. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Form 10-K/A and are incorporated herein by reference in response to this item.

(b)Exhibits. See Item 15(a)(3) above.

(c)Financial Statement Schedules. See Item 15(a)(2) above.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002
104	Cover Page Interactive Data File Cover Page Interactive Data File (embedded within the inline XBRL document)

*Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2023	ALIMERA SCIENCES, INC.

	By:	/s/ Richard S. Eiswirth, Jr.
	Name:	Richard S. Eiswirth, Jr.
	Title:	President and Chief Executive Officer