Form 10-Q
period 2023-03-31
ALIMERA SCIENCES INC
filed 2023-05-15
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 9, 2023, there were 7,404,826 shares of the registrant’s Common Stock issued and outstanding.

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

We encourage you to read management’s discussion and analysis of our financial condition and results of operations and our accompanying unaudited interim condensed consolidated financial statements and notes thereto (Interim Financial Statements) contained in this Quarterly Report on Form 10-Q and our audited financial statements included in the 2022 Form 10-K. There can be no assurance that we will in fact achieve the actual results or developments we anticipate or, even if we do substantially realize them, that they will have the expected consequences to, or effects on, us. Therefore, we can give no assurances that we will achieve the outcomes stated in those forward-looking statements, projections and estimates.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$13,086	$5,274
Restricted cash	31	30
Accounts receivable, net	18,433	19,612
Prepaid expenses and other current assets	2,910	2,892
Inventory	1,215	1,605
Total current assets	35,675	29,413
NON-CURRENT ASSETS:
Property and equipment, net	2,419	2,525
Right of use assets, net	1,338	1,395
Intangible asset, net	8,479	8,957
Deferred tax asset	131	129
Warrant asset	197	183
TOTAL ASSETS	$48,239	$42,602
CURRENT LIABILITIES:
Accounts payable	$9,669	$10,088
Accrued expenses	4,241	3,998
Notes payable	—	25,313
Finance lease obligations	263	333
Total current liabilities	14,173	39,732
NON-CURRENT LIABILITIES:
Notes payable, net of discount	44,152	18,683
Common Warrants	3,788	—
Other non-current liabilities	5,042	4,995
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value — 10,000,000 shares authorized at March 31, 2023 and December 31, 2022:
Series A Convertible Preferred Stock, none authorized, issued and outstanding at March 31, 2023; 1,300,000 authorized and 600,000 issued and outstanding at December 31, 2022; liquidation preference of $24,000 at December 31, 2022	—	19,227
Series B Convertible Preferred Stock, 27,000 authorized and 12,000 issued and outstanding at March 31, 2023; liquidation preference of $12,000 at March 31, 2023; none authorized, issued and outstanding at December 31, 2022	7,728	—
Common stock, $.01 par value — 150,000,000 shares authorized, 7,391,594 shares issued and outstanding at March 31, 2023 and 6,995,513 shares issued and outstanding at December 31, 2022	74	70
Additional paid-in capital	378,146	378,238
Accumulated deficit	(402,081)	(415,388)
Accumulated other comprehensive loss	(2,783)	(2,955)
TOTAL STOCKHOLDERS’ DEFICIT	(18,916)	(20,808)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$48,239	$42,602

See Notes to Unaudited Interim Condensed Consolidated Financial Statements (Interim Financial Statements).

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2023	2022
	(In thousands, except share and per share data)
REVENUE:
PRODUCT REVENUE, NET	$13,546	$11,898
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(2,028)	(1,680)
GROSS PROFIT	11,518	10,218
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	4,164	3,583
GENERAL AND ADMINISTRATIVE EXPENSES	4,171	3,240
SALES AND MARKETING EXPENSES	5,804	6,853
DEPRECIATION AND AMORTIZATION	681	689
OPERATING EXPENSES	14,820	14,365
LOSS FROM OPERATIONS	(3,302)	(4,147)
INTEREST EXPENSE AND OTHER	(1,667)	(1,364)
UNREALIZED FOREIGN CURRENCY (LOSS) GAIN, NET	(13)	108
CHANGE IN FAIR VALUE OF WARRANT ASSET	14	(552)
NET LOSS	(4,968)	(5,955)
PREFERRED STOCK DIVIDENDS	(14)	—
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(4,982)	$(5,955)
NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS — Basic and Diluted	$(0.71)	$(0.85)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and Diluted	7,032,231	6,990,737

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
NET LOSS	$(4,968)	$(5,955)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	172	(356)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	172	(356)
COMPREHENSIVE LOSS	$(4,796)	$(6,311)

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,968)	$(5,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	681	689
Unrealized foreign currency transaction gain, net	13	(108)
Amortization of debt discount and deferred financing costs	282	271
Stock-based compensation expense	226	312
Change in fair value of warrant asset	(14)	552
Changes in assets and liabilities:
Accounts receivable	1,301	184
Prepaid expenses and other current assets	70	265
Inventory	397	203
Accounts payable	(434)	(1,992)
Accrued expenses and other current liabilities	215	(541)
Other long-term liabilities	22	(93)
Net cash used in operating activities	(2,209)	(6,213)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9)	(149)
Net cash provided by used in investing activities	(9)	(149)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B Convertible Preferred Stock	12,000	—
Series B Convertible Preferred Stock issuance costs	(498)	—
Issuance of debt	2,500	—
Payment of debt costs	(2,625)	—
Payment of finance lease obligations	(127)	(62)
Repurchase of Series A Preferred Stock	(938)	—
Repurchase of common stock	(314)	—
Net cash provided by (used in) financing activities	9,998	(62)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	33	(141)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	7,813	(6,565)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	5,304	16,544
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$13,117	$9,979
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,354	$1,061
Cash paid for income taxes	$—	$18
Supplemental schedule of non-cash investing and financing activities:
Note payable end of term payment accrued but unpaid	$2,375	$2,250

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Series A		Series B
			Convertible		Convertible				Accumulated
	Common Stock		Preferred Stock		Preferred Stock		Additional		Other
							Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
2022	(In thousands, except share data)
Balance, December 31, 2021	6,935,154	$69	600,000	$19,227	—	$—	$377,229	$(397,281)	$(1,849)	$(2,605)
Issuance of common stock, net of issuance costs	57,500	1	—	—	—	—	—	—	—	1
Stock option exercises	—	—	—	—	—	—	—	—	—	—
Forfeitures of restricted stock	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	312	—	—	312
Net loss	—	—	—	—	—	—	—	(5,955)	—	(5,955)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(356)	(356)
Balance, March 31, 2022	6,992,654	$70	600,000	$19,227	—	$—	$377,541	$(403,236)	$(2,205)	$(8,603)

2023
Balance, December 31, 2022	6,995,513	$70	600,000	$19,227	—	$—	$378,238	$(415,388)	$(2,955)	$(20,808)
Issuance of common stock, net of issuance costs	597,000	6	—	—	—	—	(6)	—	—	—
Repurchase of common stock	(200,919)	(2)	—	—	—	—	(312)	—	—	(314)
Repurchase of Preferred stock - Series A	—	—	(600,000)	(19,227)	—	—	—	18,289	—	(938)
Issuance of Preferred stock - Series B	—	—	—	—	12,000	7,714	—	—	—	7,714
Preferred stock dividends	—	—	—	—	—	14	—	(14)	—	—
Stock-based compensation expense	—	—	—	—	—	—	226	—	—	226
Net loss	—	—	—	—	—	—	—	(4,968)	—	(4,968)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	172	172
Balance, March 31, 2023	7,391,594	$74	—	$—	12,000	$7,728	$378,146	$(402,081)	$(2,783)	$(18,916)

See Notes to Interim Financial Statements.

1. NATURE OF OPERATIONS

Alimera Sciences, Inc., together with its wholly owned subsidiaries (the Company), is a pharmaceutical company that specializes in the commercialization and development of ophthalmic pharmaceuticals. The Company was formed on June 4, 2003 under the laws of the State of Delaware.

The Company presently focuses on diseases affecting the retina, because the Company believes these diseases are not well treated with current therapies and affect millions of people globally. The Company’s only product is ILUVIEN® (fluocinolone acetonide intravitreal implant) 0.19 mg, which has received marketing authorization and reimbursement in 24 countries for the treatment of diabetic macular edema (DME). In the U.S. and certain other countries outside Europe, ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure. In 17 countries in Europe, ILUVIEN is indicated for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. In addition, ILUVIEN has received marketing authorization in 17 European countries and reimbursement in ten countries for the prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment (NIU-PS).

The Company markets ILUVIEN directly in the U.S., Germany, the U.K., Portugal and Ireland. In addition, the Company has entered into various agreements under which distributors are providing or will provide regulatory, reimbursement and sales and marketing support for ILUVIEN in Austria, Belgium, the Czech Republic, Denmark, Finland, France, Italy, Luxembourg, the Netherlands, Norway, Spain, Sweden, Switzerland, Australia, New Zealand and several countries in the Middle East. In addition, the Company has granted an exclusive license to Ocumension Therapeutics for the development and commercialization of the Company’s 0.19mg fluocinolone acetonide intravitreal injection in China, East Asia and the Western Pacific. As of March 31, 2023, the Company has recognized sales of ILUVIEN to its international distributors in the Middle East, China, Austria, Belgium, Czech Republic, France, Italy, Luxembourg, Spain, the Netherlands, and the Nordic Region.

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

The accompanying Interim Financial Statements and related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022, and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 31, 2023 (the 2022 Form 10-K). The financial results for any interim period are not necessarily indicative of the expected financial results for the full year.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the 2022 Form 10-K.

Adoption of New Accounting Standard

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. The standard became effective for the Company on January 1, 2023. The adoption of this ASU did not have a material impact on its financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this ASU require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers (ASC 606). The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s financial statements.

Accounting Standards Issued but Not Yet Effective

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard was available until December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06 which extended the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The guidance ensures the relief in Topic 848 covers the period of time during which a significant number of modifications may take place and the ASU defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company does not anticipate the adoption of this ASU will have a material impact on its financial statements.

4. REVENUE RECOGNITION

Overview

The Company recognizes revenue when a customer obtains control of the related good or service. The amount recognized reflects the consideration the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606 Revenue from Contracts with Customers, the Company performs the following steps as outlined in the guidance: (1) identify the contract with the customer, (2) identify the performance obligations within the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when the entity satisfies a performance obligation. At the inception of a contract, the contract is evaluated to determine if it falls within the scope of ASC 606, followed by the Company’s assessment of the goods or services promised within each contract, assessment of whether the promised good or service is distinct and determination of the performance obligations. The Company then recognizes revenue based on the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

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

License Revenue

The Company enters into agreements in which it licenses certain rights to its products to partner companies that act as distributors. The terms of these agreements may include payment to the Company of one or more of the following: non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. The Company recognizes revenue from upfront payments at a point in time, typically upon fulfilling the delivery of the associated intellectual property to the customer.

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

Supplemental balance sheet information as of March 31, 2023 and December 31, 2022 for the Company’s operating leases is as follows:

	March 31,	December 31,
	2023	2022
	(In thousands)
NON-CURRENT ASSETS:
Right of use assets, net	$1,338	$1,395
Total lease assets	$1,338	$1,395
CURRENT LIABILITIES:
Accrued expenses	$701	$768
NON-CURRENT LIABILITIES:
Other non-current liabilities	2,154	2,267
Total lease liabilities	$2,855	$3,035

The Company’s operating lease cost for the three months ended March 31, 2023 was $149,000, and is included in general and administrative expenses in its condensed consolidated statement of operations. The Company’s operating lease cost for the three months ended March 31, 2022 was $138,000 and is included in general and administrative expenses in its condensed consolidated statement of operations.

As of March 31, 2023, a schedule of maturity of lease liabilities under all of the Company’s operating leases is as follows:

Years Ending December 31	(In thousands)
2023 (remaining)	$528
2024	676
2025	474
2026	488
2027	503
Thereafter	1,052
Total	3,721
Less amount representing interest	(866)
Present value of minimum lease payments	2,855
Less current portion (as a portion of accrued expenses)	(701)
Non-current portion (as a portion of other non-current liabilities)	$2,154

Cash paid for operating leases was $175,000 during the three months ended March 31, 2023. No right-of-use assets were obtained in connection with operating leases for the three months ended March 31, 2023. Cash paid for operating leases was $68,000 during the three months ended March 31, 2022. No right-of-use assets were obtained in connection with operating leases for the three months ended March 31, 2022.

As of March 31, 2023, the weighted average remaining lease terms of the Company’s operating leases was 6.2 years. The weighted average discount rate used to determine the lease liabilities was 9.5%.

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

Supplemental balance sheet information as of March 31, 2023 and December 31, 2022 for the Company’s finance leases is as follows:

	March 31,	December 31,
	2023	2022
	(In thousands)
NON-CURRENT ASSETS:
Property and equipment, net	$374	$366
Total lease assets	$374	$366
CURRENT LIABILITIES:
Finance lease obligations	$263	$333
NON-CURRENT LIABILITIES:
Other non-current liabilities	160	131
Total lease liabilities	$423	$464

Depreciation expense associated with property and equipment under finance leases was approximately $52,000 and $94,000 for the three months ended March 31, 2023 and 2022, respectively. Interest expense associated with finance leases was $10,000 for each of the three months ended March 31, 2023 and 2022.

As of March 31, 2023, a schedule of maturity of lease liabilities under finance leases, together with the present value of minimum lease payments, is as follows:

Years Ending December 31	(In thousands)
2023 (remaining)	$273
2024	144
2025	87

2026	4
Total	508
Less amount representing interest	(85)
Present value of minimum lease payments	423
Less current portion	(263)
Non-current portion	$160

Cash paid for finance leases was $127,000 during the three months ended March 31, 2023. The Company acquired $90,000 of property and equipment in exchange for finance leases during the three months ended March 31, 2023. Cash paid for finance leases was $98,000 during the three months ended March 31, 2022. No property or equipment was obtained in exchange for finance leases during the three months ended March 31, 2022.

As of March 31, 2023, the weighted average remaining lease terms of the Company’s finance leases was 0.3 years. The weighted average discount rate used to determine the finance lease liabilities was 9.5%.

6. GOING CONCERN

The accompanying Interim Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Interim Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has incurred recurring losses, negative cash flow from operations and has accumulated a deficit of $402,081,000 from the Company’s inception through March 31, 2023. As of March 31, 2023, the Company had approximately $13,086,000 in cash and cash equivalents. The Company’s ability to achieve profitability and positive cash flow depends on its ability to increase revenue and contain its expenses.

Further, the Company must maintain compliance with the debt covenants of its Loan and Security Agreement dated December 31, 2019 with SLR and certain other lenders (as amended, the 2019 Loan Agreement). (See Note 10) In management’s opinion, the uncertainty regarding future revenues raises substantial doubt about the Company’s ability to continue as a going concern without access to additional debt and/or equity financing, over the course of the next twelve months. Additionally, if the Company were unable to comply with the Revenue Covenant (as defined in Note 10) at any time over the course of the next year, the lenders have the right to accelerate the maturity of the loan which would raise substantial doubt about the Company’s ability to continue as a going concern without access to alternative debt and/or equity financing, over the course of the next twelve months.

To meet the Company’s anticipated future working capital needs, in March 2023, the Company consummated an equity financing and amended the 2019 Loan Agreement (See Note 10). However, the Company may need to raise additional debt and/or equity financing. While the Company has historically been able to raise additional capital through issuance of equity and/or debt financing and has implemented a plan to control its expenses to satisfy its obligations due within one year from the date of issuance of these financial statements, the Company cannot guarantee that it will be able to maintain debt compliance, raise additional debt or equity, contain expenses, or increase revenue. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern within one year after these financial statements are issued.

7. INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2023	2022
	(In thousands)
Component parts (1)	$236	$152
Work-in-process (2)	546	560
Finished goods	433	893
Total Inventory	$1,215	$1,605

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

The gross carrying amount of the intangible asset is $25,000,000, which is being amortized over approximately 13 years from the payment date. The amortization expense related to the intangible asset was approximately $478,000 for the three months ended March 31, 2023 and 2022, respectively. The net book value of the intangible asset was $8,479,000 and $8,957,000 as of March 31, 2023 and December 31, 2022, respectively.

The estimated remaining amortization as of March 31, 2023 is as follows (in thousands):

Years Ending December 31	(In thousands)
2023 (remaining)	$1,462
2024	1,946
2025	1,940
2026	1,940
2027	1,191
Total	$8,479

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

Following the signing of the New Collaboration Agreement, the Company retained a right to recover up to $15,000,000 of commercialization costs that were incurred prior to profitability of ILUVIEN and to offset a portion of future payments owed to EyePoint with these accumulated commercialization costs, referred to as the Future Offset. Due to the uncertainty of future net profits, the Company has fully reserved the Future Offset in the accompanying Interim Financial Statements. In March 2019, pursuant to the New Collaboration Agreement, the Company forgave $5,000,000 of the Future Offset in connection with the approval of ILUVIEN for NIU-PS in the U.K. As of March 31, 2023, the balance of the Future Offset was approximately $6,879,000, which is fully reserved.

During the three months ended March 31, 2023 and 2022, the Company’s net royalty expense payable to EyePoint was 5.2%, which was reduced from 6% due to the recoverable balance of the Future Offset. The Company will be required to pay an additional 2% royalty on future global net revenues and other related consideration in excess of $75,000,000 in any year. During the three months ended March 31, 2023, the Company recognized approximately $703,000 of royalty expense, which is included in cost of goods sold, excluding depreciation and amortization. As of March 31, 2023, approximately $703,000 of this royalty expense was included in the Company’s accounts payable. During the three months ended March 31, 2022, the Company recognized approximately $617,000 of royalty expense which is included in cost of goods sold, excluding depreciation and amortization.

Ocumension License Agreement

On April 14, 2021, the Company entered into an exclusive license agreement (the License Agreement) with Ocumension (Hong Kong) Limited (Ocumension HK), a wholly owned subsidiary of Ocumension Therapeutics, for the development and commercialization under Ocumension HK’s own brand name(s), either directly or through its affiliates or approved third-party sublicensees, of the Company’s 0.19 mg fluocinolone acetonide intravitreal implant in applicator (the Product; currently marketed in the United States, Europe, and the Middle

East as ILUVIEN®) for the treatment and prevention of eye diseases in humans, other than uveitis, in a specified territory. The Territory is defined as the People’s Republic of China, including Hong Kong SAR and Macau SAR, region of Taiwan, South Korea, Brunei, Cambodia, East Timor, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand, and Vietnam.

The Company received a nonrefundable upfront payment of $10,000,000 from Ocumension HK and may in the future receive additional sales-based milestone payments totaling up to $89,000,000 upon the achievement by Ocumension HK of certain specified sales milestones during the term of the License Agreement. The Company’s receipt of future milestone payments depends upon whether Ocumension HK is able to successfully complete product development and commercialization in the Territory, which requires, among other things, obtaining necessary regulatory approvals and appropriate reimbursement pricing in the various countries and jurisdictions in the Territory, a process that may take several years. In 2021 the Company recognized $11,048,000 in license revenue from the Ocumension transaction (including the value of a warrant subscription agreement, which Alimera received as consideration, for Alimera to purchase 1,000,000 shares of Ocumension Therapeutics during a period of four years), in accordance with ASC 606, Revenue from Contracts with Customers, with the remaining approximate $300,000 in consideration classified as deferred revenue that will be recognized over the remaining term of the license agreement once Ocumension begins to sell products.

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

When the Company entered into the license agreement, it also entered into a share purchase agreement and a warrant subscription agreement, which are discussed in Note 16.

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

Interest on the 2019 Loan Agreement prior to the Fifth Amendment was payable at an annual rate the greater of (i) one-month LIBOR or (ii) 1.78%, plus 7.65% per annum. Interest on the 2019 Loan Agreement following the Fifth Amendment is payable at an annual rate equal to 5.15% plus the greater of (i) 4.60% and (ii) one-month SOFR, which will reset monthly. As of March 31, 2023, the interest rate on the 2019 Loan Agreement was approximately 9.75%. The 2019 Loan Agreement provides for interest only payments until April 30, 2025, which may be extended an additional 12 months if the Company meets certain financial targets by March 31, 2025, followed by monthly payments of principal and interest through the loan maturity date of April 30, 2028.

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

2023 Exit Fee Agreement

On March 24, 2023, the Company entered into the Fifth Amendment Exit Fee Agreement (the New Exit Fee Agreement), which will survive the termination of the Amended Loan Agreement and has a term of 10 years. The Company will be obligated to pay an exit fee of 1.5% of the original principal amount funded under the Amended Loan Agreement upon the occurrence of an exit event, which generally means a change in control, as defined in the New Exit Fee Agreement. If the Company has not already paid the exit fee under the New Exit Fee Agreement, the Company is also obligated to pay an equivalent fee upon achieving revenues of $82,500,000 or more from the sale of ILUVIEN in the ordinary course of business to third party customers, measured on a trailing 12-month basis during the term of the New Exit Fee Agreement, tested at the end of each month. The Company’s existing exit fee agreements remain in effect. The fees payable pursuant to the Company’s existing exit fee agreements and the New Exit Fee Agreement will not exceed $3,387,500 in total.

Third Amendment to 2019 Loan Agreement

On February 22, 2022, the Company entered into a Third Amendment to the 2019 Loan Agreement (the Third Amendment), which, among other things:

(a)specified the minimum revenue amount, calculated on a trailing six-month basis and tested at the end of each calendar quarter in 2022, that the Company must achieve for each such period (the Revenue Covenant);

(b)consented to the Company maintaining a lower minimum revenue amount under the Revenue Covenant for the trailing six-month period ended December 31, 2021 than previously required under the Loan Agreement (and waived any event of default that may have occurred or may be deemed to have occurred as a result of the Company’s lower revenue amount for that period); and

(c)required that the Revenue Covenant be tested at March 31, 2023 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of the Company’s projected revenues in accordance with an annual plan submitted by the Company to the Collateral Agent by January 15 of such year, such plan to be thereafter approved by the Company’s board of directors and the Collateral Agent in its sole discretion no later than February 28 of such year.

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

(b)specifies the minimum revenue amount, calculated on a trailing six-month basis and tested at the end of each calendar quarter in 2023, that the Company must achieve for each such period (the Revenue Covenant); and

(c)requires that the Revenue Covenant be tested at March 31, 2023 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of Alimera’s projected revenues in accordance with an annual plan submitted by the Company to the Collateral Agent by January 15th of such year, such plan to be thereafter approved by Alimera’s board of directors and the Collateral Agent in its sole discretion no later than February 28 of such year.

Fifth Amendment to 2019 Loan Agreement

On March 24, 2023, the Company entered into a Fifth Amendment to the 2019 Loan Agreement (the Fifth Amendment and the 2019 Loan Agreement as so amended, the Amended Loan Agreement), under which the Lenders agreed to, among other things:

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

(d)extend the maturity date to April 30, 2028 and the interest-only period to April 30, 2025, which may be extended an additional 12 months if the Company meets certain financial targets by March 31, 2025; and

(e)specify the minimum revenue amount, calculated on a trailing six-month basis beginning with the six month period ended March 31, 2023, and tested at the end of each calendar quarter, that the Company must achieve for each such period (the Revenue Covenant.

The Company expects to comply with the Revenue Covenant at the next reportable date, which is June 30, 2023, and the remainder of the Revenue Covenants through one year after these financial statements are issued.

Modification of Debt

In accordance with the guidance in ASC 470-50, Debt, the Company entered into and accounted for the Third Amendment, Fourth Amendment, and Fifth Amendment as modifications and expensed, as they were incurred, legal costs associated with third parties as costs of the modifications. The Company capitalized $113,000 of costs in connection with the Fourth Amendment. The Company did not capitalize any costs associated with the Third Amendment. The Company capitalized $2,625,000 of costs in connection with the Fifth Amendment.

Fair Value of Debt

The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing. Therefore, the carrying amount of the notes approximated their fair value at March 31, 2023 and December 31, 2022.

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

Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either not classified as participating or would have been anti-dilutive, were as follows:

	March 31,
	2023	2022
Series A convertible preferred stock	—	601,504
Series B convertible preferred stock	5,714,286	—
Common stock warrants	5,714,286	—
Stock options	1,216,953	1,315,161
Total	12,645,525	1,916,665

12. PREFERRED STOCK

Securities Purchase Agreement

On March 24, 2023, the Company entered into a Securities Purchase Agreement (the Purchase Agreement) with certain investors for the sale of up to 27,000 shares of the Company’s newly designated Series B Convertible Preferred Stock, par value $0.01 per share (the Series B Preferred Stock) and warrants (the Warrants) to purchase up to 5,714,286 shares of the Company’s common stock, for an aggregate purchase price of up to $27,000,000 in two tranches. On March 24, 2023 (the Tranche 1 Closing Date), the Company issued and sold an aggregate of 12,000 shares of Series B Preferred Stock at a per-share purchase price of $1,000 (the Stated Value) and the Warrants for aggregate gross proceeds of $12,000,000 (the Tranche 1 Closing). The proceeds from the Tranche 1 Closing will be used to fund development and commercialization of the Company’s existing and potential future pipeline drugs, maintenance of the Company’s credit facility and corporate purposes substantially related to the commercialization of the Company’s existing and pipeline drugs, as well as the Repurchase (as defined below).

At the closing of the second tranche (the Tranche 2 Closing), the Company will issue and sell an aggregate of 15,000 shares of Series B Preferred at a per-share purchase price equal to the Stated Value for aggregate gross proceeds of $15,000,000. The number of shares to be issued at the Tranche 2 Closing is subject to increase by mutual agreement of the Company and investors. The Tranche 2 Closing will only occur upon the mutual agreement of the Company and the holders of a majority of the outstanding Series B Preferred Stock (the Preferred Majority); provided that the closing shall occur no later than December 31, 2023, if at all. The proceeds from the Tranche 2 Closing, if any, will be used to fund potential in-licenses or acquisitions of new technologies, products or businesses in ophthalmology, subject to applicable Nasdaq listing rules.

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

The Series B Preferred Stock will be entitled to receive dividends and other distributions pro rata with the common stock. In addition, prior to conversion, dividends will accrue on the Series B Preferred Stock at an annual rate of 6% of the Stated Value, accruing daily. The Series B Preferred Stock is not redeemable. At March 31, 2023, the Series B Preferred Stock had $14,000 of cumulative dividends in arrears ($1.17 per share).

The Warrants have an exercise price equal to the Tranche 1 Conversion Price (as adjusted pursuant to the Certificate of Designation of the Series B Preferred Stock through the date of Stockholder Approval) and expire seven years from the date of the Tranche 1 Closing. The Warrants are exercisable upon the earlier of (a) a change of control and (b) March 24, 2024; provided that prior to Stockholder Approval, exercise of the Warrants is subject to the Ownership Limitation, the Change of Control Cap and the Exchange Cap. If the

Company consummates the Tranche 2 Closing or a qualified financing transaction of at least $15,000,000 prior to December 31, 2023, the number of shares underlying the Warrants will automatically be reduced to an aggregate of 1,000,000 shares of common stock.

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

As a condition to entering into the Purchase Agreement, the Company repurchased 200,919 shares of common stock and 600,000 shares of its Series A Preferred Stock held by the holders thereof (the Repurchase), for an aggregate purchase price of approximately $1,252,000. The holders of the Series A Preferred Stock were entitled to a liquidation preference before the holders of common stock would be entitled to receive any consideration in the event of the Company’s liquidation. As of December 31, 2022, the Series A Preferred Stock aggregate liquidation preference was $24,000,000. As a result of the Repurchase, no shares of the Series A Preferred Stock remain outstanding and the liquidation preference is no longer in effect. Following the Repurchase, the Company filed a certificate of elimination of the Series A Preferred Stock with the Secretary of State of the State of Delaware.

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

Stock Options

During the three months ended March 31, 2023 and 2022, the Company recorded compensation expense related to stock options of approximately $167,000 and $258,000, respectively. As of March 31, 2023, the total unrecognized compensation cost related to non-vested stock options granted was $1,028,000 and is expected to be recognized over a weighted average period of 2.46 years. The following table presents a summary of stock option activity for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023		2022
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price ($)	Options	Price ($)
Options outstanding at beginning of period	1,175,339	19.03	1,075,795	23.35
Grants	100,402	2.73	283,550	4.84
Forfeitures and expirations	(58,788)	11.85	(44,184)	22.36
Options outstanding at period end	1,216,953	18.03	1,315,161	19.39
Options exercisable at period end	867,650	23.38	810,201	27.92
Weighted average per share fair value of options granted during the period	$1.88		$3.32

The following table provides additional information related to outstanding stock options as of March 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term	Value ($)
				(In thousands)
Outstanding	1,216,953	18.03	5.79 years	1
Exercisable	867,650	23.38	4.61 years	—
Outstanding, vested and expected to vest	1,184,035	18.39	5.70 years	1

The following table provides additional information related to outstanding stock options as of December 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term	Value ($)
				(In thousands)
Outstanding	1,175,339	19.03	5.68	—
Exercisable	878,115	23.62	4.72	—
Outstanding, vested and expected to vest	1,139,482	19.46	5.58	—

As of March 31, 2023, 54,918 shares remain available for grant under the 2019 Plan.

Restricted Stock and Restricted Stock Units (RSUs)

The following table presents a summary of restricted stock and RSU activity for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023		2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value ($)	Shares	Fair Value ($)
Restricted stock and RSUs outstanding at beginning of period	73,594	4.98	46,250	5.65
Grants	632,050	1.39	57,500	4.96
Vested units	(20,468)	4.98	(9,687)	5.01
Forfeitures	—	—	—	—
Restricted stock and RSUs outstanding at period end	685,176	1.67	94,063	5.29

Employee stock-based compensation expense related to restricted stock and RSUs recognized in accordance with ASC 718, Compensation - Stock Compensation (ASC 718) was $47,000 and $46,000 for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the total unrecognized compensation cost related to restricted stock and RSUs was $887,000 and is expected to be recognized over a weighted average period of 3.62 years.

Employee Stock Purchase Plan

During the three months ended March 31, 2023 and 2022, the Company recorded compensation expense related to its employee stock purchase plan of approximately $11,000, and $8,000, respectively.

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

For the three months ended March 31, 2023, the Company has not recorded income tax expense or benefit. No tax benefit is expected to be realized for the losses in the United States and the United Kingdom due to the ongoing losses and valuation allowances in these jurisdictions. Tax expense or benefit for income and losses in other jurisdictions (Ireland, Germany, and Portugal) are immaterial for the quarter.

At December 31, 2022, the Company had U.S. federal NOL carry-forwards of approximately $147,200,000 and state NOL carry-forwards of approximately $107,700,000 available to reduce future taxable income, subject to limitation based upon the results of the Company’s analyses under Internal Revenue Code Sections 382 and 383. The Company’s U.S. federal NOL carry-forwards remain fully reserved as of March 31, 2023. If not utilized, the federal NOL carry-forwards will expire at various dates between 2029 and 2037, the Company’s federal NOL created in 2018 and onward will carry forward indefinitely and the state NOL carry-forwards will expire at various dates between 2023 and 2042.

NOL carry-forwards may be subject to annual limitations under Internal Revenue Code Sections 382 and 383 in the event that certain changes in ownership of the Company were to occur. The Company has not yet completed a formal evaluation of the impact of the issuance of the Company’s Series B Preferred Stock on March 24, 2023 on the Company’s NOL carry-forwards and whether certain changes in ownership have occurred that would limit the Company’s ability to utilize a portion of its NOL carry-forwards.

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

Effective January 1, 2022, for U.S. tax purposes research and development costs, including software development costs, are required to be capitalized and will be deductible over five years for costs incurred domestically and over fifteen years for costs incurred in a foreign country. Additionally, the first year of amortization requires that amortization begin with the midpoint of the taxable year. As of December 31, 2022, the Company recorded a deferred tax asset of approximately $969,000 related to capitalized research and development costs. This deferred tax asset is fully reserved with a valuation allowance.

On August 16, 2022, the president signed the Inflation Reduction Act ( IRA ) into law. The IRA enacted a 15% corporate minimum tax effective in 2024, a 1% tax on share repurchases after December 31, 2022, and created and extended certain tax-related energy incentives. The Company does not currently expect the tax-related provisions of the IRA to have a material effect on its financial results.

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

15. SEGMENT INFORMATION

During the three months ended March 31, 2023 and 2022, two customers within the U.S. segment that are large pharmaceutical distributors accounted for 56% and 58% of the Company’s consolidated product revenues, respectively. These same two customers within the U.S. segment accounted for approximately 63% and 71% of the Company’s consolidated accounts receivable at March 31, 2023 and at December 31, 2022, respectively.

The Chief Executive Officer (CEO), who is the chief operating decision maker, has determined that the Company’s operations are now managed as three operating segments: U.S., International and Operating Cost. The Company determined that each of these operating segments represented a reportable segment. In monitoring performance, aligning strategies and allocating resources, the chief operating decision maker manages and evaluates the Company’s U.S., International and Operating Cost segments based on segment income or loss from operations adjusted for certain non-cash items, such as stock-based compensation expense and depreciation and amortization. Therefore, the Company classifies within Other (a) the non-cash expenses included in research, development and medical affairs expenses; general and administrative expenses; and sales and marketing expenses; and (b) depreciation and amortization.

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

The following tables present a summary of the Company’s reporting segments for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$7,582	$5,964	$—	$—	$13,546
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(905)	(1,123)	—	—	(2,028)
GROSS PROFIT	6,677	4,841	—	—	11,518
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,162	756	2,224	22	4,164
GENERAL AND ADMINISTRATIVE EXPENSES	1,184	716	2,116	155	4,171
SALES AND MARKETING EXPENSES	4,274	1,415	66	49	5,804
DEPRECIATION AND AMORTIZATION	—	—	—	681	681
OPERATING EXPENSES	6,620	2,887	4,406	907	14,820
SEGMENT INCOME (LOSS) FROM OPERATIONS	57	1,954	(4,406)	(907)	(3,302)
OTHER INCOME AND EXPENSES, NET	—	—	—	(1,666)	(1,666)
NET LOSS BEFORE TAXES					$(4,968)

Three Months Ended
March 31, 2022
	U.S.	International	Operating Cost	Other	Consolidated
(In thousands)
REVENUE:

PRODUCT REVENUE, NET	$6,919	$4,979	$—	$—	$11,898
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(815)	(865)	—	—	(1,680)
GROSS PROFIT	6,104	4,114	—	—	10,218
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,170	916	1,461	36	3,583
GENERAL AND ADMINISTRATIVE EXPENSES	317	422	2,283	218	3,240
SALES AND MARKETING EXPENSES	4,674	2,004	117	58	6,853
DEPRECIATION AND AMORTIZATION	—	—	—	689	689
OPERATING EXPENSES	6,161	3,342	3,861	1,001	14,365
SEGMENT INCOME (LOSS) FROM OPERATIONS	(57)	772	(3,861)	(1,001)	(4,147)
OTHER INCOME AND EXPENSES, NET	—	—	—	(1,808)	(1,808)
NET LOSS BEFORE TAXES					$(5,955)

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

The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Warrant asset (1)	$—	$197	$—	$197
Assets measured at fair value	$—	$197	$—	$197

Liabilities:
Common stock warrant liability (1)	$—	$3,788	$—	$3,788
Liabilities measured at fair value	$—	$3,788	$—	$3,788

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Warrant asset (1)	$—	$183	$—	$183
Assets measured at fair value	$—	$183	$—	$183

Liabilities:
Common stock warrant liability (1)	$—	$—	$—	$—
Liabilities measured at fair value	$—	$—	$—	$—

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes (Interim Financial Statements) that appear elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those described in Part I, Item 1A, “Risk Factors” and elsewhere in the 2022 Annual Report. For further information regarding forward-looking statements, please refer to the “Special Note Regarding Forward-Looking Statements and Projections” immediately after the index to this report above.

Overview

Alimera Sciences, Inc., and its subsidiaries (we, our or us), is a pharmaceutical company that specializes in the commercialization and development of prescription ophthalmic pharmaceuticals. We focus on diseases affecting the back of the eye, or retina, because we believe these diseases are not well treated with current therapies and affect millions of people globally. Our only product is ILUVIEN®, which has received marketing authorization and reimbursement in numerous countries for the treatment of diabetic macular edema (DME). In the U.S. and certain other countries outside Europe, ILUVIEN is indicated for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure. In 17 countries in Europe, ILUVIEN is indicated for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. ILUVIEN is also indicated in 17 European countries and reimbursed in ten countries in Europe for prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment of the eye (NIU-PS).

We commercially market ILUVIEN directly in the U.S., Germany, the U.K., Portugal and Ireland. In addition, we have entered into various agreements under which distributors are providing or will provide regulatory, reimbursement and sales and marketing support for ILUVIEN in Austria, Belgium, the Czech Republic, Denmark, Finland, France, Italy, Luxembourg, the Netherlands, Norway, Spain, Sweden, Switzerland, Australia, New Zealand, China and several countries in the Western Pacific and several countries in the Middle East. As of March 31, 2023, we have recognized net product revenue from our international distributors in the Middle East, China, Austria, Belgium, Czech Republic, France, Italy, Luxembourg, Spain, the Netherlands, and the Nordic Region.

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

Where We Market ILUVIEN to Treat Recurrent Non-Infectious Uveitis Affecting the Posterior Segment of the Eye (NIU-PS)

ILUVIEN has received marketing authorization for the use of ILUVIEN to treat NIU-PS for the indications and is reimbursed and marketed as shown in the following table:

Indication for the Treatment of NIU-PS	Countries Where ILUVIEN Has Received Marketing Authorization to Treat NIU-PS	Countries Where ILUVIEN Has Received Reimbursement Approval to Treat NIU-PS	Countries Where ILUVIEN is Currently Marketed to Treat NIU-PS
The prevention of relapse in recurrent NIU-PS	The U.K., Germany, France, Spain, Portugal, Ireland, Austria, Belgium, Denmark, Norway, Finland, Sweden, Poland, the Czech Republic, the Netherlands and Luxembourg	The U.K., Germany, Ireland (private sector), Italy, France, Portugal, Spain, the Czech Republic, Luxembourg and the Netherlands	The U.K., Germany, Ireland, Italy, France, Spain, the Czech Republic, Luxembourg, the Netherlands, Denmark, Norway, Portugal, Sweden, Finland, Austria and Belgium

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

In response to these developments, we implemented certain measures to mitigate the impact of the pandemic on our financial position and operations. We are continuing to monitor the effects of the SARS-CoV-2 variants and to increase our engagement with our customers to mitigate any anticipated loss of revenue in those markets that may be affected

Sources of Revenues

Our revenues for the three months ended March 31, 2023 and 2022 were generated from product sales primarily in the U.S., Germany and the U.K. In the U.S., two large pharmaceutical distributors accounted for 56% and 58% of our consolidated product revenues for the three months ended March 31, 2023 and 2022, respectively. These U.S.-based distributors purchase ILUVIEN from us, maintain inventories of ILUVIEN and sell on to physician offices, pharmacies and hospitals. Internationally, in countries where we sell direct, our customers are hospitals, clinics and pharmacies. We sometimes refer to physician offices, pharmacies, hospitals and clinics as end users. In international countries where we sell to distributors, these distributors purchase ILUVIEN from us and maintain inventories of ILUVIEN that they sell to their customers.

Transactions with Ocumension Therapeutics

On April 14, 2021, we entered into a transaction with Ocumension Therapeutics (Ocumension). In the Ocumension transaction, we received a total of $20.0 million in cash under two agreements:

•an Exclusive License Agreement (the Ocumension License Agreement) with a wholly owned subsidiary of Ocumension, pursuant to which we granted an exclusive license for the development and commercialization of our 0.19 mg fluocinolone acetonide intravitreal implant in applicator under Ocumension’s own branded label in China, East Asia, and the Western Pacific, in exchange for a nonrefundable upfront payment of $10.0 million and aggregated potential sales milestone payments of up to $89.0 million upon achievement by the Ocumension subsidiary of specified amounts of net sales of the licensed product in in the future. We recognized $11.0 million in license revenue from the Ocumension transaction (including the value of a warrant subscription agreement, which we received as consideration, to purchase 1,000,000 shares of Ocumension Therapeutics during a period of four years), in accordance with ASC 606, Revenue from Contracts with Customers, with the remaining approximate $300,000 in consideration received classified as deferred revenue that will be recognized over the remaining term of the license agreement once Ocumension begins to sell products. Revenue from the Ocumension License Agreement is included within net revenue in the accompanying Interim Financial Statements; and

•a Share Purchase Agreement with Ocumension, pursuant to which we offered and sold to Ocumension 1,144,945 shares of our common stock at a purchase price of $8.734044 per share, or $10.0 million in total.

For more information about the Ocumension transaction, see Notes 9 and 16 in the Interim Financial Statements.

License Agreement with EyePoint Pharmaceuticals US, Inc.

In July 2017, we amended and restated our license agreement with EyePoint Pharmaceuticals US, Inc. (EyePoint) (the New Collaboration Agreement). Under the New Collaboration Agreement, we hold a worldwide license from EyePoint for the use of steroids, including FAc, in EyePoint’s proprietary insert technology for the treatment of all ocular diseases, other than uveitis, outside of Europe, the Middle East and Africa. The New Collaboration Agreement converted our previous profit share obligation to a royalty payable on global net revenues of ILUVIEN. The New Collaboration Agreement included a right to offset $15.0 million of future royalty payments (the Future Offset). As of March 31, 2023, the balance of the Future Offset was approximately $6.9 million, which is fully reserved. We will be able to recover the balance of the Future Offset as a reduction of future royalties that would otherwise be owed to EyePoint by reducing the royalty owed from 6% to 5.2% for net revenues and other related consideration up to $75.0 million annually and from 8% to 6.8% for net revenues and other related consideration in excess of $75.0 million on an annual basis.

For more information about our agreement with EyePoint, including how we calculate the royalty percentages we are required to pay, see Note 9 in the Interim Financial Statements.

Consolidated Results of Operations

	Three Months Ended
	March 31,
	2023	2022
	(In thousands, except share and per share data)
REVENUE:
PRODUCT REVENUE, NET	$13,546	$11,898
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(2,028)	(1,680)
GROSS PROFIT	11,518	10,218
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	4,164	3,583
GENERAL AND ADMINISTRATIVE EXPENSES	4,171	3,240
SALES AND MARKETING EXPENSES	5,804	6,853
DEPRECIATION AND AMORTIZATION	681	689
OPERATING EXPENSES	14,820	14,365
LOSS FROM OPERATIONS	(3,302)	(4,147)
INTEREST EXPENSE AND OTHER	(1,667)	(1,364)
UNREALIZED FOREIGN CURRENCY (LOSS) GAIN, NET	(13)	108
CHANGE IN FAIR VALUE OF WARRANT ASSET	14	(552)
NET LOSS	(4,968)	(5,955)
PREFERRED STOCK DIVIDENDS	(14)	—
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(4,982)	$(5,955)
NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS — Basic and Diluted	$(0.71)	$(0.85)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and Diluted	7,032,231	6,990,737

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

Product revenue, net increased by approximately $1.6 million, or 14%, to approximately $13.5 million for the three months ended March 31, 2023, compared to approximately $11.9 million for the three months ended March 31, 2022. The increase was primarily due to increased unit sales volume in both segments of our business. Adjustments in net product revenue to exclude fluctuations in foreign currency exchange rates result in a non-GAAP financial measure. Please refer to “Non-GAAP Financial Measure” on page 39 for information about this non-GAAP financial measure and a reconciliation of GAAP net product revenue to non-GAAP adjusted net product revenue.

Cost of Goods Sold, Excluding Depreciation and Amortization, and Gross Profit

Gross profit is affected by costs of goods sold, which includes costs of manufactured goods sold and royalty payments to EyePoint under the New Collaboration Agreement. Additionally, cost of goods sold by our international distributors fluctuates depending on the revenue share attributable to the respective contract.

Cost of goods sold, excluding depreciation and amortization, increased by approximately $350,000, or 21%, to approximately $2.0 million for the three months ended March 31, 2023, compared to approximately $1.7 million for the three months ended March 31, 2022. The increase was primarily related to our increased product sales.

Gross profit increased by approximately $1.3 million, or 13%, to approximately $11.5 million for the three months ended March 31, 2023, compared to approximately $10.2 million for the three months ended March 31, 2022. Gross margin was 85% and 86% for the three months ended March 31, 2023 and 2022, respectively.

Research, Development and Medical Affairs Expenses

Currently, our research, development and medical affairs expenses are primarily focused on activities that support ILUVIEN and include salaries and related expenses for research and development and medical affairs personnel, expenses related to clinical trials including our NEW DAY Study, and expenses tied to physician engagement by our medical science liaisons. Our research, development and medical affairs expenses also include costs related to symposia development for physician education, and costs related to compliance with FDA, EEA or other regulatory requirements. We expense both internal and external research and development costs as they are incurred.

Research, development and medical affairs expenses increased by approximately $580,000, or 16%, to approximately $4.2 million for the three months ended March 31, 2023, compared to approximately $3.6 million for the three months ended March 31, 2022. The increase was primarily attributable to increases of approximately $670,000 in clinical study costs and $100,000 in applicator design costs, partially offset by a decrease of $150,000 in scientific communications costs.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including finance, accounting, legal, information technology, and human resources. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents and managing license agreements. We expect to continue to incur significant costs to comply with the corporate governance, internal control and similar requirements applicable to public companies.

General and administrative expenses increased by approximately $930,000, or 29%, to approximately $4.2 million for the three months ended March 31, 2023, compared to approximately $3.2 million for the three months ended March 31, 2022. The increase was primarily attributable to increases of $870,000 of bad debt expense, and $130,000 in professional fees, partially offset by a decrease of $100,000 in personnel expenses during the three months ended March 31, 2023.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily compensation for employees for commercial promotion of ILUVIEN, including the assessment of the commercial opportunity, development of market awareness, pursuit of reimbursement approval, and commercialization generally, including launch plans in new markets. Other costs include third party service fees, professional fees associated with developing plans for ILUVIEN or any future products or product candidates and maintaining public relations.

Sales and marketing expenses decreased by approximately $1.0 million, or 14%, to approximately $5.8 million for the three months ended March 31, 2023, compared to approximately $6.9 million for the three months ended March 31, 2022. The decrease was primarily attributable to decreases of approximately $910,000 in marketing costs, including costs to attend conventions, costs related to our direct to patient marketing campaign and costs associated with customer engagement.

Operating Expenses

As a result of the increases and decreases in various expenses described above, total operating expenses increased by approximately $460,000, or 3%, to approximately $14.8 million for the three months ended March 31, 2023, compared to approximately $14.4 million for the three months ended March 31, 2022. The increase was primarily attributable to increases of approximately $580,000 in research, development and medical affairs expenses and $930,000 in general and administrative expenses, partially offset by a decrease of $1.0 million in sales and marketing expenses as described above.

Interest Expense and Other

Interest expense and other increased by approximately $300,000, or 21%, to approximately $1.7 million for the three months ended March 31, 2023, compared to approximately $1.4 million for the three months ended March 31, 2022. This increase is related to the additional borrowing under our credit facility.

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

Common stock equivalent securities that would potentially dilute basic EPS in the future but were not included in the computation of diluted EPS because they were either classified as participating and do not share in losses or would have been anti-dilutive. Those securities were approximately 6.9 million for the three months ended March 31, 2023, and 1.9 million for the three months ended March 31, 2022.

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

Each of our U.S., International and Operating Cost segments is separately managed and is evaluated primarily upon segment income or loss from operations. Other is presented to reconcile to our consolidated totals. For that reconciliation, please see Note 15 in the Interim Financial Statements. We do not report balance sheet information by segment because our chief operating decision maker does not review that information. We allocate certain operating expenses among our reporting segments based on activity-based costing methods. These activity-based costing methods require us to make estimates that affect the amount of each expense category that is attributed to each segment. Changes in these estimates will directly affect the amount of expense allocated to each segment and therefore the operating profit of each reporting segment.

U.S. Segment

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$7,582	$6,919
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(905)	(815)
GROSS PROFIT	6,677	6,104
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,162	1,170
GENERAL AND ADMINISTRATIVE EXPENSES	1,184	317
SALES AND MARKETING EXPENSES	4,274	4,674
OPERATING EXPENSES	6,620	6,161
SEGMENT INCOME (LOSS) FROM OPERATIONS	$57	$(57)

U.S. Segment – three months ended March 31, 2023 compared to the three months ended March 31, 2022

Product revenue, net. Product revenue, net increased by approximately $660,000, or 10%, to approximately $7.6 million for the three months ended March 31, 2023, compared to approximately $6.9 million for the three months ended March 31, 2022. The increase was primarily due to increased end user demand, which represents units purchased by physicians and pharmacies from distributors. The difference between GAAP revenue and end user demand is due to the timing of distributor purchases.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $90,000, or 11%, to approximately $910,000 for the three months ended March 31, 2023, compared to approximately $820,000 for the three months ended March 31, 2022. The increase was primarily attributable to our increased product sales.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $10,000, or 1%, to approximately $1.2 million for the three months ended March 31, 2023, compared to approximately $1.2 million for the three months ended March 31, 2022.

General and administrative expenses. General and administrative expenses increased by approximately $870,000, or 272%, to approximately $1.2 million for the three months ended March 31, 2023, compared to approximately $320,000 for the three months ended March 31, 2022. The increase was primarily attributable to an increase of approximately $690,000 in bad debt expense and $200,000 in insurance costs.

Sales and marketing expenses. Sales and marketing expenses decreased by approximately $400,000, or 9%, to approximately $4.3 million for the three months ended March 31, 2023, compared to approximately $4.7 million for the three months ended March 31, 2022. The decrease was primarily attributable to a decrease of $650,000 in marketing costs, including costs to attend conventions and costs related to our direct to patient marketing campaign, which we did not continue in 2023, partially offset by an increase in travel costs of $280,000.

International Segment

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$5,964	$4,979
LICENSE REVENUE	—	—
NET REVENUE	5,964	4,979
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,123)	(865)
GROSS PROFIT	4,841	4,114
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	756	916
GENERAL AND ADMINISTRATIVE EXPENSES	716	422
SALES AND MARKETING EXPENSES	1,415	2,004
OPERATING EXPENSES	2,887	3,342
SEGMENT INCOME FROM OPERATIONS	$1,954	$772

International Segment - three months ended March 31, 2023 compared to the three months ended March 31, 2022

Net revenue. Net revenue increased by approximately $990,000, or 20%, to approximately $5.9 million for the three months ended March 31, 2023, compared to approximately $5.0 million for the three months ended March 31, 2022. The increase in international product revenue for the three months ended March 31, 2023, as reported in U.S. dollars, was primarily due to an increase in end user demand.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by approximately $260,000, or 30%, to approximately $1.1 million for the three months ended March 31, 2023, compared to approximately $870,000 for the three months ended March 31, 2022.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $160,000, or 17%, to approximately $760,000 for the three months ended March 31, 2023, compared to approximately $920,000 for the three months ended March 31, 2022. The decrease was primarily attributable to a decrease of approximately $120,000 in consultant costs.

General and administrative expenses. General and administrative expenses increased by approximately $290,000, or 70%, to approximately $720,000 for the three months ended March 31, 2023 compared to approximately $420,000 for the three months ended March 31, 2022. The increase was primarily attributable to an increase in bad debt expense related to a former distributor of $190,000 during the three months ended March 31, 2023.

Sales and marketing expenses. Sales and marketing expenses decreased by approximately $590,000, or 29%, to approximately $1.4 million for the three months ended March 31, 2023, compared to approximately $2.0 million for the three months ended March 31, 2022. The decrease was primarily attributable to decreases of approximately $260,000 in marketing costs, including costs to attend conventions and $250,000 in personnel costs.

Operating Cost Segment

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	$2,224	$1,461
GENERAL AND ADMINISTRATIVE EXPENSES	2,116	2,283
SALES AND MARKETING EXPENSES	66	117
OPERATING EXPENSES	4,406	3,861
SEGMENT LOSS FROM OPERATIONS	$(4,406)	$(3,861)

Operating Cost Segment - three months ended March 31, 2023 compared to the three months ended March 31, 2022

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $760,000, or 52%, to approximately $2.2 million for the three months ended March 31, 2023, compared to approximately $1.5 million for the three months ended March 31, 2022. The increase was primarily attributable to increases of approximately $670,000 of clinical study costs, including costs associated with our NEW DAY Study, and $100,000 in inserter evaluation and improvement costs.

General and administrative expenses. General and administrative expenses decreased by approximately $170,000, or 7%, to approximately $2.1 million for the three months ended March 31, 2023, compared to approximately $2.3 million for the three months ended March 31, 2022. The decrease was primarily attributable to decreases of approximately $200,000 of insurance costs and $170,000 of personnel costs, partially offset by an increase in professional fees of $130,000.

Sales and marketing expenses. Sales and marketing expenses decreased by approximately $50,000 or 44% to approximately $70,000 for the three months ended March 31, 2023, compared to approximately $120,000 for the three months ended March 31, 2022.

Other

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	$22	$36
GENERAL AND ADMINISTRATIVE EXPENSES	155	218
SALES AND MARKETING EXPENSES	49	58
DEPRECIATION AND AMORTIZATION	681	689
OPERATING EXPENSES	907	1,001
SEGMENT LOSS FROM OPERATIONS	$(907)	$(1,001)

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

Operating expenses. Operating expenses in Other decreased by approximately $90,000, or 9%, to approximately $910,000 for the three months ended March 31, 2023, compared to approximately $1.0 million for the three months ended March 31, 2022.

Depreciation and amortization. Depreciation and amortization was approximately $680,000 and $690,000 for the three months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

Overview

Since inception, we have incurred recurring losses, negative cash flow from operations and have accumulated a deficit in stockholders’ equity of $402.1 million as of March 31, 2023. As of March 31, 2023, we had approximately $13.1 million in cash and cash equivalents. In March 2023 we received $12.0 million in gross proceeds from the Tranche 1 closing of our Series B Preferred Stock financing and an additional $2.5 million in cash in connection with the Fifth Amendment to the 2019 Loan Agreement. We have used these funds to commercialize ILUVIEN, to fund our NEW DAY clinical trial and for general corporate purposes, which may include working capital, capital expenditures, other clinical trial expenditures, acquisitions of new technologies, products or businesses in ophthalmology, and investments.

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

Since January 2020, we have funded our operations through:

(a)cash received from our sales;

(b)net proceeds of the loans that we obtained in December 2019, February 2020, and March 2023 from a group of lenders led by SLR Investment Corp. (formerly named Solar Capital Ltd.) under a $47.5 million loan and security agreement (the 2019 Loan Agreement);

(c)an approximately $1.8 million loan (the PPP Loan) we obtained in April 2020 under the Paycheck Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, which was forgiven in its entirety, including interest, in 2021;

(d)the $20.0 million in funds we obtained in April 2021 as a result of the Ocumension transaction;

(e)the $12.0 million in funds we obtained in March 2023 in the Tranche 1 closing of our Series B preferred stock financing.

The 2019 Loan Agreement does not include a revolving loan feature and has been fully advanced by the lenders. Under the Fifth Amendment to the 2019 Loan Agreement, a $15,000,000 additional term loan was made available to be funded at the sole discretion of

SLR. We currently have no additional borrowing capacity, and the 2019 Loan Agreement generally prohibits any additional debt unless we obtain the prior consent of the lenders.

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

(b)consented to maintaining a lower minimum revenue amount under the Third Revenue Covenant for the trailing six-month period ended December 31, 2021 than previously required under the 2019 Loan Agreement (and waived any event of default that may have occurred or may be deemed to have occurred as a result of our lower revenue amount for that period); and

(c)required that the Third Revenue Covenant be tested at March 31, 2023 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of our projected revenues in accordance with an annual plan we must submit to the Collateral Agent by January 15 of such year, such plan to be thereafter approved by our Board and the Collateral Agent in its sole discretion no later than February 28 of such year.

On December 7, 2022, we entered into a Fourth Amendment to the 2019 Loan Agreement (the Fourth Amendment), which, among other things:

(a)extended the amortization date from January 1, 2023 to April 1, 2023, provided that such date could be further extended to July 1, 2023 upon our request and in consultation with the Lenders, in each of the Lenders’ sole discretion;

(b)specified the minimum revenue amount, calculated on a trailing six-month basis and tested at the end of each calendar quarter in 2023, that we must achieve for each such period (the Fourth Revenue Covenant); and

(c)required that the Fourth Revenue Covenant be tested at March 31, 2024 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of our projected revenues in accordance with an annual plan submitted to the Collateral Agent by January 15th of such year, such plan to be thereafter approved by the Board and the Collateral Agent in its sole discretion no later than February 28 of such year.

On March 24, 2023, we entered into a Fifth Amendment to the 2019 Loan Agreement (the Fifth Amendment and the 2019 Loan Agreement as so amended, the Amended Loan Agreement), which among other things:

(a)added an additional tranche of $2,500,000 to increase the existing term loan facility to $47,500,000, subject to certain closing conditions (the New Term Loan);

(b)extended a $15,000,000 additional term loan available to be funded at the Lender’s sole discretion;

(c)specified an annual interest rate equal to 5.15% plus the greater of (i) 4.60% and (ii) one-month SOFR, which will reset monthly, on the New Term Loan;

(d)extended the maturity date to April 30, 2028 and the interest-only period to April 30, 2025, which may be extended an additional 12 months if the Company meets certain financial targets by March 31, 2025; and

(e)specified the minimum revenue amount, calculated on a trailing six-month basis beginning with the six month period ended March 31, 2023, and tested at the end of each calendar quarter, that the Company must achieve for each such period (the Revenue Covenant).

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

During 2022 and at March 31, 2023, we maintained compliance with our revenue covenant at each reportable date. We expect to comply with the revenue covenant for the remaining measurement dates in 2023. If we fail to comply with the revenue covenant and the lenders do not provide consent and waiver, acceleration of the maturity of the loan is one of the remedies available to the lenders. If the lenders accelerate the maturity of the loan, we would be forced to find alternative financing or enter into an alternative agreement with the lenders. We cannot be sure that alternative financing will be available when needed or that, if available, the alternative financing could be obtained on terms that are not significantly detrimental to us or our stockholders. See the risk factor related to the 2019 Loan Agreement in Part I, Item 1A of the 2022 Form 10-K.

$20.0 million Ocumension Transaction

On April 14, 2021, we entered into a Share Purchase Agreement with Ocumension Therapeutics, pursuant to which we offered and sold to Ocumension 1,144,945 shares of our common stock, at a purchase price of $8.734044 per share, for aggregate gross proceeds of $10.0 million. The number of shares sold was equal to 19.9% of the number of shares of common stock outstanding immediately before the closing. In addition, we received a nonrefundable upfront license payment of $10.0 million pursuant to the Ocumension License Agreement. Under that agreement, we granted an exclusive license for the development and commercialization of our 0.19 mg fluocinolone acetonide intravitreal implant in applicator under Ocumension’s own branded label in China, East Asia and the Western Pacific.

Series B Preferred Stock Financing

In March 2023, we issued and sold an aggregate of 12,000 shares of Series B Preferred Stock at a per-share purchase price of $1,000 and warrants to purchase common stock for aggregate gross proceeds of $12.0 million.

Current Cash Position

As of March 31, 2023, we had approximately $13.1 million in cash and cash equivalents, an increase of $7.8 million from the $5.3 million in cash and cash equivalents that we reported as of December 31, 2022. In March 2023, we received gross proceeds of $12.0 million in cash from the tranche 1 closing of our Series B preferred stock financing and drew down $2.5 million from the 2019 Loan Agreement. As previously disclosed, we have used some of our cash and cash equivalents to invest in targeted spending programs in both the U.S. and international markets to drive reengagement with physicians and accelerate our growth. While we believe many of these investments have proven to be successful, we also realize that continuing to spend at those levels in current market conditions is not sustainable. To conserve our cash, we are curtailing some of our spending to address the slower than expected revenue growth coming out of the pandemic, and we expect to continue to monitor our ongoing spending programs closely.

We may need to raise alternative or additional financing to fund our operations and support growth. We cannot be sure that additional financing will be available when needed or that, if available, the additional financing could be obtained on terms that are not significantly detrimental to us or our stockholders. In addition, our ability to access any existing or future capital is also dependent on market conditions. For example, in March 2023, the Federal Deposit Insurance Corporation (FDIC) took control and was appointed receiver for a number of banks, including Silicon Valley Bank and Signature Bank, and in May 2023 JP Morgan acquired First Republic Bank as part of a controlled FDIC takeover. As of the date of this report, we do not have direct exposure to SVB or Signature, but we cannot predict the broader impact or follow-on effects of these insolvencies. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened. If we were to raise additional funds by issuing equity securities, substantial dilution to existing stockholders could result, and the terms of any new equity securities may have a preference over our common stock. If we were to attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining those agreements, or in receiving milestone or royalty payments under them. If we were to attempt to raise additional funds through debt financing, we would be required to obtain the permission or participation of SLR (and, in certain cases, the consent of the holders of our Series B Preferred Stock), which we might not be able to obtain. Our recurring losses and any potential needs to raise capital create substantial doubt about our ability to continue as a going concern for the next 12 months following the issuance of the Interim Financial Statements.

Sources and Uses of Cash for the three months ended March 31, 2023 compared to the three months ended March 31, 2022

For the three months ended March 31, 2023, net cash used in our operations was approximately $2.2 million. The cash used in our operations was impacted by our net loss of approximately $5.0 million and a net decrease of $220,000 in accounts payable, accrued expenses and other current liabilities. Cash used in operations for the three months ended March 31, 2023 was offset by a net decrease of $1.3 million in accounts receivable, $680,000 of non-cash depreciation and amortization, a decrease of $400,000 in inventory, $280,000 of non-cash interest expense associated with the amortization of our debt discount and deferred financing costs, and $230,000 of non-cash stock-based compensation expense

For the three months ended March 31, 2022, cash used in our operations was approximately $6.2 million. The cash used in our operations was impacted by our net loss of approximately $6.0 million and a net decrease of $2.5 million in accounts payable, accrued expenses and other current liabilities. Cash used in operations for the three months ended March 31, 2022 was offset by $690,000 of non-cash depreciation and amortization, a $550,000 decrease in fair value of our warrant asset, $310,000 of non-cash stock-based compensation expense, $270,000 of non-cash interest expense associated with the amortization of our debt discount and deferred financing costs, a decrease of $270,000 in prepaid expenses and other current assets, a decrease of $200,000 in inventory and a decrease of $180,000 in accounts receivable.

For the three months ended March 31, 2023, net cash used in our investing activities was approximately $9,000.

For the three months ended March 31, 2022, net cash used in our investing activities was approximately $150,000, which was primarily due to purchases of furniture for our new U.S. headquarters.

For the three months ended March 31, 2023, net cash provided by our financing activities was approximately $10.0 million, which was primarily due to the $12.0 million gross proceeds from the Tranche 1 closing of our Series B Preferred Stock financing and the $2.5 million received in connection with the Fifth Amendment to the 2019 Loan Agreement, partially offset by $2.6 million of debt issuance costs, the $940,000 repurchase of Series A Preferred Stock, and the $310,000 repurchase of common stock.

For the three months ended March 31, 2022, net cash used in our financing activities was approximately $60,000, which was primarily due to payments of finance lease obligations.

Contractual Obligations and Commitments

The NEW DAY Study. In January 2020, we began entering into agreements with contract research organizations (CROs) and physician clinics in connection with a multicenter, single masked, randomized and controlled trial designed to generate prospective data evaluating ILUVIEN as a baseline therapy in the treatment of DME and demonstrate its advantages over the current standard of care of repeat anti-VEGF injections (the NEW DAY Study). The NEW DAY Study is planned to enroll approximately 300 treatment-naïve, or almost naïve, DME patients in approximately 40 sites around the U.S. For the three months ended March 31, 2023 and 2022, we incurred approximately $1.52 million and $960,000, respectively, of expense associated with the NEW DAY Study. In connection with the NEW DAY Study, we expect to incur additional expenses of approximately $4.8 million for the remainder of 2023, and $2.0 million in 2024.

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

Foreign Exchange

Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. The impact of fluctuations in foreign currency exchange rates decreased our net product revenue for the three months ended March 31, 2023 by approximately $270,000.

We expect foreign currency exchange rate fluctuations will have an unfavorable impact through the end of the year.

Non-GAAP Financial Measure

We are subject to variability of our reported U.S. dollar results due to changes in foreign currency exchange rates. Those changes have been volatile over the past several years. The adjustment of the effects of foreign currency exchange in our international segment as if foreign exchange rates had remained constant with the prior periods, or what we refer to as adjusted net product revenue, is a non-GAAP financial measure as defined in Regulation G promulgated under the Securities Exchange Act of 1934, as amended. We report our financial results in compliance with GAAP but believe that adjusting our net product revenue to exclude fluctuations in foreign currency exchange rates allows management to better understand our ongoing operations and analyze our financial performance from period to period. We also believe this non-GAAP financial measure provides additional information to investors that enables enhanced comparison to prior periods and additional insight into the underlying performance of our business outside of the U.S. Net product revenue for the three months ended March 31, 2023 has been adjusted in certain instances in this report to exclude the impact of fluctuations in foreign currency exchange rates in the comparisons to GAAP net product revenue for the three months ended March 31, 2022. See the table below entitled “Reconciliation of GAAP Net Product Revenue to Non-GAAP Adjusted Net Product Revenue.” GAAP net product revenue is the most directly comparable GAAP financial measure to adjusted net product revenue.

This non-GAAP financial measure, as presented, may not be comparable to a similarly titled measure reported by other companies, including companies in our industry, because not all companies adjust revenue for currency fluctuations in an identical manner or may use other financial measures to evaluate their performance. Therefore, this non-GAAP financial measure may be limited in its usefulness for comparison between companies.

The presentation of this non-GAAP financial measure is not intended to be considered in isolation or as a substitute for other financial performance measures prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. The principal limitation of this non-GAAP financial measure is that it excludes significant elements required by GAAP to be recorded in our financial statements. In addition, this non-GAAP financial measure is subject to inherent limitations because it reflects the exercise of judgment by management.

RECONCILIATION OF GAAP NET PRODUCT REVENUE TO NON-GAAP ADJUSTED NET PRODUCT REVENUE

Amount presented for the period ended March 31, 2022 is our

reported amount we prepared in accordance with GAAP

	Three Months Ended
	March 31,
	2023	2022
	(unaudited)
GAAP NET PRODUCT REVENUE	$13,546	$11,898
Adjustment to net product revenue:
Foreign currency fluctuations, net	(273)	—
NON-GAAP ADJUSTED NET PRODUCT REVENUE	$13,273	$11,898

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Because we are allowed to comply with the disclosure obligations applicable to a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, with respect to this Quarterly Report on Form 10-Q, we are not required to provide the information required by this Item.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

In the 2022 Form 10-K, we identify under Item 1A of Part I important factors that could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. There have been no material changes in our risk factors since the filing of the 2022 Form 10-K. However, the risks described in the 2022 Form 10-K are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) In March 2023, as previously disclosed, we repurchased all 200,919 shares of common stock and 600,000 shares of Series A Convertible Preferred Stock (the Series A Preferred) held by the holders thereof, for an aggregate purchase price of approximately $1.25 million. As a result of these transactions, no shares of the Series A Preferred remain outstanding. We filed a Certificate of Elimination for the Series A Preferred Stock with the Secretary of State of the State of Delaware on March 24, 2023.

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

3.2

Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed on March 27, 2023, and incorporated herein by reference).

3.3	Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 2, 2020 and incorporated herein by reference).
10.1

Securities Purchase Agreement, dated March 24, 2023, by and among Alimera Sciences, Inc. and the purchasers party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on March 27, 2023, and incorporated herein by reference).

10.2

Registration Rights Agreement, dated March 24, 2023, by and among Alimera Sciences, Inc. and the purchasers party thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on March 27, 2023, and incorporated herein by reference).

10.3*

Fifth Amendment to Loan and Security Agreement dated as of March 24, 2023, by and among Alimera Sciences, Inc., SLR Investment Corp, as Collateral Agent, and the parties signatory thereto as Lenders, including SLR in its capacity as a Lender***

10.4*

Fifth Amendment Exit Fee Agreement dated as of March 24, 2023, by and among Alimera Sciences, Inc., SLR Investment Corp, as Collateral Agent, and the parties signatory thereto as Lenders, including SLR in its capacity as a Lender

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

*Filed herewith

**Furnished herewith

***Certain confidential information contained in this agreement has been omitted because it is (i) material and (ii) something the company actually treats as confidential.

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

ALIMERA SCIENCES, INC.

May 15, 2023	By:	/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
President and Chief Executive Officer
(Principal Executive Officer)