Form 10-Q
period 2023-06-30
ALIMERA SCIENCES INC
filed 2023-08-11
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 9, 2023, there were 8,801,727 shares of the registrant’s Common Stock issued and outstanding.

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

All written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We caution investors not to rely on the forward-looking statements we make or that are made on our behalf as predictions of future events. We undertake no obligation and specifically decline any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$18,775	$5,274
Restricted cash	32	30
Accounts receivable, net	22,589	19,612
Prepaid expenses and other current assets	3,571	2,892
Inventory	1,055	1,605
Total current assets	46,022	29,413
NON-CURRENT ASSETS:
Property and equipment, net	2,465	2,525
Right of use assets, net	1,277	1,395
Intangible assets, net	104,935	8,957
Deferred tax asset	131	129
Warrant asset	93	183
TOTAL ASSETS	$154,923	$42,602
CURRENT LIABILITIES:
Accounts payable	$8,040	$10,088
Accrued expenses	6,002	3,998
Notes payable	—	25,313
Finance lease obligations	203	333
Total current liabilities	14,245	39,732
NON-CURRENT LIABILITIES:
Notes payable, net of discount	63,954	18,683
Common stock warrants	3,471	—
Accrued licensor payments	21,079	—
Other non-current liabilities	5,944	4,995
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value — 10,000,000 shares authorized at June 30, 2023 and December 31, 2022:
Series A Convertible Preferred Stock, none authorized, issued and outstanding at June 30, 2023; 1,300,000 authorized and 600,000 issued and outstanding at December 31, 2022; liquidation preference of $24,000 at December 31, 2022	—	19,227
Series B Convertible Preferred Stock, 78,617 authorized, issued and outstanding at June 30, 2023; liquidation preference of $XX,000 at June 30, 2023; none authorized, issued and outstanding at December 31, 2022	74,725	—
Common stock, $.01 par value — 150,000,000 shares authorized, 8,803,727 shares issued and outstanding at June 30, 2023 and 6,995,513 shares issued and outstanding at December 31, 2022	88	70
Additional paid-in capital	386,979	378,238
Accumulated deficit	(412,779)	(415,388)
Accumulated other comprehensive loss	(2,783)	(2,955)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	46,230	(20,808)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$154,923	$42,602

See Notes to Unaudited Interim Condensed Consolidated Financial Statements (Interim Financial Statements).

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands, except share and per share data)
REVENUE:
PRODUCT REVENUE, NET	$17,538	$14,604	$31,084	$26,502
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(2,425)	(2,166)	(4,453)	(3,846)
GROSS PROFIT	15,113	12,438	26,631	22,656
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	3,648	3,932	7,812	7,515
GENERAL AND ADMINISTRATIVE EXPENSES	4,373	2,945	8,544	6,185
SALES AND MARKETING EXPENSES	6,434	6,865	12,238	13,718
DEPRECIATION AND AMORTIZATION	1,866	670	2,547	1,359
OPERATING EXPENSES	16,321	14,412	31,141	28,777
LOSS FROM OPERATIONS	(1,208)	(1,974)	(4,510)	(6,121)
INTEREST EXPENSE AND OTHER	(1,694)	(1,383)	(3,361)	(2,747)
UNREALIZED FOREIGN CURRENCY (LOSS) GAIN, NET	(7)	38	(20)	146
LOSS ON EXTINGUISHMENT OF DEBT	(1,079)	—	(1,079)	—
CHANGE IN FAIR VALUE OF WARRANT ASSET	(105)	221	(91)	(331)
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	(5,911)	—	(5,911)	—
NET LOSS BEFORE TAXES	(10,004)	(3,098)	(14,972)	(9,053)
INCOME TAX PROVISION	(25)	(17)	(25)	(17)
NET LOSS	(10,029)	(3,115)	(14,997)	(9,070)
PREFERRED STOCK DIVIDENDS	(669)	—	(683)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(10,698)	$(3,115)	$(15,680)	$(9,070)
NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS — Basic and Diluted	$(1.32)	$(0.45)	$(2.07)	$(1.30)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and Diluted	8,093,640	6,999,707	7,565,868	6,995,247

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
NET LOSS	$(10,029)	$(3,115)	$(14,997)	$(9,070)
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	—	(923)	172	(1,279)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	—	(923)	172	(1,279)
COMPREHENSIVE LOSS	$(10,029)	$(4,038)	$(14,825)	$(10,349)

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,997)	$(9,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,547	1,359
Loss on extinguishment of debt	1,079	—
Unrealized foreign currency transaction gain, net	20	(146)
Amortization of debt discount and deferred financing costs	488	552
Stock-based compensation expense	442	581
Change in fair value of warrant asset	91	331
Change in fair value of warrant liability	5,911	—
Changes in assets and liabilities:
Accounts receivable	(2,859)	(1,725)
Prepaid expenses and other current assets	(539)	507
Inventory	559	942
Accounts payable	(2,066)	(880)
Accrued expenses and other current liabilities	202	(181)
Other long-term liabilities	917	(81)
Net cash used in operating activities	(8,205)	(7,811)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(171)	(41)
Purchase of intangible assets	(75,272)	—
Net cash used in investing activities	(75,443)	(41)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B Convertible Preferred Stock	78,339	—
Series B Convertible Preferred Stock issuance costs	(509)	—
Proceeds from issuance of common stock	2,404	40
Issuance of debt	22,500	—
Payment of debt costs	(4,108)	—
Payment of finance lease obligations	(251)	(204)
Repurchase of Series A Preferred Stock	(938)	—
Repurchase of common stock	(314)	—
Net cash provided by (used in) financing activities	97,123	(164)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	28	(638)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	13,503	(8,654)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	5,304	16,544
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$18,807	$7,890
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$3,136	$2,145
Cash paid for income taxes	$21	$182
Supplemental schedule of non-cash investing and financing activities:
Note payable end of term payment accrued but unpaid	$3,375	$2,250
Intangible asset acquired but unpaid	$22,850	$—

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Series A		Series B
			Convertible		Convertible				Accumulated
	Common Stock		Preferred Stock		Preferred Stock		Additional		Other
							Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
2022	(In thousands, except share data)
Balance, December 31, 2021	6,935,154	$69	600,000	$19,227	—	$—	$377,229	$(397,281)	$(1,849)	$(2,605)
Issuance of common stock, net of issuance costs	57,500	1	—	—	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	—	—	312	—	—	312
Net loss	—	—	—	—	—	—	—	(5,955)	—	(5,955)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(356)	(356)
Balance, March 31, 2022	6,992,654	70	600,000	19,227	—	—	377,541	(403,236)	(2,205)	(8,603)
Issuance of common stock, net of issuance costs	10,307	—	—	—	—	—	39	—	—	39
Forfeitures of restricted stock	(7,500)	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	267	—	—	267
Net loss	—	—	—	—	—	—	—	(3,115)	—	(3,115)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(923)	(923)
Balance, June 30, 2022	6,995,461	$70	600,000	$19,227	—	$—	$377,847	$(406,351)	$(3,484)	$(12,335)

2023
Balance, December 31, 2022	6,995,513	$70	600,000	$19,227	—	$—	$378,238	$(415,388)	$(2,955)	$(20,808)
Issuance of common stock, net of issuance costs	597,000	6	—	—	—	—	(6)	—	—	—
Repurchase of common stock	(200,919)	(2)	—	—	—	—	(312)	—	—	(314)
Repurchase of Preferred Stock - Series A	—	—	(600,000)	(19,227)	—	—	—	18,289	—	(938)
Issuance of Preferred Stock - Series B	—	—	—	—	12,000	7,714	—	—	—	7,714
Preferred stock dividends	—	—	—	—	—	14	—	(14)	—	—
Stock-based compensation expense	—	—	—	—	—	—	226	—	—	226
Net loss	—	—	—	—	—	—	—	(4,968)	—	(4,968)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	172	172
Balance, March 31, 2023	7,391,594	74	—	—	12,000	7,728	378,146	(402,081)	(2,783)	(18,916)
Issuance of common stock, net of issuance costs	1,415,133	14	—	—	—	—	34	—	—	48
Forfeitures of restricted stock	(3,000)	—	—	—	—	—	—	—	—	—
Issuance of Preferred Stock - Series B	—	—	—	—	66,617	66,328	2,355	—	—	68,683
Preferred stock dividends	—	—	—	—	—	669	—	(669)	—	—
Forfeiture of common stock warrants	—	—	—	—	—	—	6,227	—	—	6,227
Stock-based compensation expense	—	—	—	—	—	—	217	—	—	217
Net loss	—	—	—	—	—	—	—	(10,029)	—	(10,029)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2023	8,803,727	$88	—	$—	78,617	$74,725	$386,979	$(412,779)	$(2,783)	$46,230

See Notes to Interim Financial Statements.

1. NATURE OF OPERATIONS

Alimera Sciences, Inc., together with its wholly owned subsidiaries (the Company), is a pharmaceutical company that specializes in the commercialization and development of ophthalmic pharmaceuticals. The Company was formed on June 4, 2003 under the laws of the State of Delaware.

The Company presently focuses on diseases affecting the retina, because the Company believes these diseases are not well treated with current therapies and affect millions of people globally. The Company’s products are ILUVIEN® (fluocinolone acetonide intravitreal implant) 0.19 mg, which has received marketing authorization and reimbursement in 24 countries for the treatment of diabetic macular edema (DME), and YUTIQ® (fluocinolone acetonide intravitreal implant) 0.18 mg, available in the United States for the treatment and prevention of uveitis.

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

The Company markets ILUVIEN directly in the U.S., Germany, the U.K., Portugal and Ireland. In addition, the Company has entered into various agreements under which distributors are providing or will provide regulatory, reimbursement and sales and marketing support for ILUVIEN in Austria, Belgium, the Czech Republic, Denmark, Finland, France, Italy, Luxembourg, the Netherlands, Norway, Spain, Sweden, Switzerland, Australia, New Zealand and several countries in the Middle East. In addition, the Company has granted an exclusive license to Ocumension Therapeutics for the development and commercialization of the Company’s 0.19mg fluocinolone acetonide intravitreal injection in China, East Asia and the Western Pacific. As of June 30, 2023, the Company has recognized sales of ILUVIEN to its international distributors in the Middle East, China, Austria, Belgium, Czech Republic, France, Italy, Luxembourg, Spain, the Netherlands, and the Nordic Region.

In the U.S., YUTIQ is indicated for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye. The Company has the rights to commercialize YUTIQ under a product rights agreement dated May 17, 2023 (the Product Rights Agreement) with EyePoint Pharmaceuticals, Inc. (EyePoint Parent) in the entire world, except Europe, the Middle East and Africa as the Company had previously licensed from EyePoint Pharmaceuticals US, Inc. (EyePoint) rights in those territories to certain products, which included YUTIQ (known as ILUVIEN® in Europe, the Middle East and Africa) for the prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment. (See Note 17) The Product Rights Agreement also excludes any rights to YUTIQ for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye in China and certain other countries and regions in Asia, which rights are subject to a pre-existing exclusive license between EyePoint Parent and Ocumension Therapeutics.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2022. Certain of the Company’s more significant accounting policies adopted in the current year are as follows:

Acquisition of Intangible Assets

The Company accounts for the acquisition of pharmaceutical product licenses as an asset acquisition in accordance with FASB ASC 805 – Business Combinations (“ASC 805”). ASC 805 specifies that if substantially all of the fair value of the gross assets acquired in a transaction are concentrated in a single identifiable asset or group of similar identifiable assets, then the set is not a business and is recorded as an asset acquisition. Under this model, the Company assigns the cost of the transaction to the acquired tangible assets, to the identified intangible assets and liabilities and any above or below-market contracts. The purchase price, including the direct amounts paid for the net assets in the transaction and any acquisition costs incurred that relate directly to the acquisition, is assigned based on the relative fair values of the assets acquired and liabilities assumed. The fair value of any identified intangible assets is determined at the acquisition date based on inputs and other factors based on market participants.

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

Net Product Sales

The Company sells its products to major pharmaceutical distributors, pharmacies, hospitals and wholesalers (collectively, its Customers). In addition to distribution agreements with Customers, the Company enters into arrangements with healthcare providers and payors that provide for government-mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products. The Company recognizes revenues from product sales at a point in time when the Customer obtains control, typically upon delivery. The Company accrues for fulfillment costs when the related revenue is recognized. Taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Consideration Payable to Customers

Distribution service fees are payments issued to distributors for compliance with various contractually defined inventory management practices or services provided to support patient access to a product. Distribution service fees reserves are based on the terms of each individual contract and are classified within accrued expenses and are recorded as a reduction of revenue.

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

Supplemental balance sheet information as of June 30, 2023 and December 31, 2022 for the Company’s operating leases is as follows:

	June 30,	December 31,
	2023	2022
	(In thousands)
NON-CURRENT ASSETS:
Right of use assets, net	$1,277	$1,395
Total lease assets	$1,277	$1,395
CURRENT LIABILITIES:
Accrued expenses	$685	$768
NON-CURRENT LIABILITIES:
Other non-current liabilities	2,029	2,267
Total lease liabilities	$2,714	$3,035

The Company’s operating lease cost for the three and six months ended June 30, 2023 was $256,000 and $405,000, respectively, and is included in general and administrative expenses in its condensed consolidated statement of operations. The Company’s operating lease cost for the three and six months ended June 30, 2022 was $134,000 and $272,000, respectively, and is included in general and administrative expenses in its condensed consolidated statement of operations.

As of June 30, 2023, a schedule of maturity of lease liabilities under all of the Company’s operating leases is as follows:

Years Ending December 31	(In thousands)
2023 (remaining)	$354
2024	680
2025	474
2026	488
2027	503
Thereafter	1,052
Total	3,551
Less amount representing interest	(837)
Present value of minimum lease payments	2,714
Less current portion (as a portion of accrued expenses)	(685)
Non-current portion (as a portion of other non-current liabilities)	$2,029

Cash paid for operating leases was $176,000 and $351,000 during the three and six months ended June 30, 2023, respectively. No right-of-use assets were obtained in connection with operating leases for the three and six months ended June 30, 2023. Cash paid for operating leases was $64,000 and $132,000 during the three and six months ended June 30, 2022, respectively. No right-of-use assets were obtained in connection with operating leases for the three and six months ended June 30, 2022.

As of June 30, 2023, the weighted average remaining lease terms of the Company’s operating leases was 6.0 years. The weighted average discount rate used to determine the lease liabilities was 9.5%.

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

Supplemental balance sheet information as of June 30, 2023 and December 31, 2022 for the Company’s finance leases is as follows:

	June 30,	December 31,
	2023	2022
	(In thousands)
NON-CURRENT ASSETS:
Property and equipment, net	$384	$366
Total lease assets	$384	$366
CURRENT LIABILITIES:
Finance lease obligations	$203	$333
NON-CURRENT LIABILITIES:
Other non-current liabilities	180	131
Total lease liabilities	$383	$464

Depreciation expense associated with property and equipment under finance leases was approximately $71,000 and $65,000 for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense associated with property and equipment under finance leases was approximately $123,000 and $155,000 for the six months ended June 30, 2023 and 2022, respectively. Interest expense associated with finance leases was $11,000 and $10,000 for the three months ended June 30, 2023 and 2022, respectively. Interest expense associated with finance leases was $22,000 and $21,000 for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, a schedule of maturity of lease liabilities under finance leases, together with the present value of minimum lease payments, is as follows:

Years Ending December 31	(In thousands)
2023 (remaining)	$178
2024	177
2025	114
2026	15
Total	484
Less amount representing interest	(101)
Present value of minimum lease payments	383
Less current portion	(203)
Non-current portion	$180

Cash paid for finance leases was $132,000 and $251,000 during the three and six months ended June 30, 2023, respectively. The Company acquired $80,000 and $170,000 of property and equipment in exchange for finance leases during the three and six months ended June 30, 2023, respectively. Cash paid for finance leases was $167,000 and $175,000 during the three and six months ended June 30, 2022, respectively. No property or equipment was obtained in exchange for finance leases during the three and six months ended June 30, 2022.

As of June 30, 2023, the weighted average remaining lease terms of the Company’s finance leases was 0.8 years. The weighted average discount rate used to determine the finance lease liabilities was 9.9%.

6. GOING CONCERN

The accompanying Interim Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Interim Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has incurred recurring losses, negative cash flow from operations and has accumulated a deficit of $412,779,000 from the Company’s inception through June 30, 2023. As of June 30, 2023, the Company had approximately $18,807,000 in cash and cash equivalents. The Company’s ability to achieve profitability and positive cash flow depends on its ability to increase revenue and contain its expenses.

Further, the Company must maintain compliance with the debt covenants of its Loan and Security Agreement dated December 31, 2019 with SLR Investment Corp (SLR) and certain other lenders (as amended, the 2019 Loan Agreement). (See Note 10) If the Company were unable to comply with the Revenue Covenant (as defined in Note 10) at any time over the course of the next year, the lenders have the right to accelerate the maturity of the loan which would raise substantial doubt about the Company’s ability to continue as a going concern without access to alternative debt and/or equity financing, over the course of the next twelve months.

To meet the Company’s anticipated future working capital needs, in March and May 2023, the Company consummated equity financings and amended the 2019 Loan Agreement (See Note 10). The Company may in the future need to raise additional debt and/or equity financing. The source, timing, and availability of any future financing will depend upon market conditions and other factors that may be outside of the Company’s control. Funding may not be available when needed, at all, or on terms acceptable to the Company. Because of these factors and the requirement to satisfy the Revenue Covenant and the Company’s history of recurring losses and negative cash flow from operations, there may be doubt about the Company’s ability to continue as a going concern within one year after these financial statements are issued. However, the Company believes the current cash reserves and expected revenue from operations are sufficient to fund its operation for at least the next 12 months.

7. INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2023	2022
	(In thousands)
Component parts (1)	$505	$152
Work-in-process (2)	73	560
Finished goods	477	893
Total Inventory	$1,055	$1,605

(1)    Component parts inventory consists of manufactured components of the ILUVIEN applicator.

(2)    Work-in-process consists of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing as required by U.S. or EEA regulatory authorities.

8. INTANGIBLE ASSETS

ILUVIEN Intangible Asset

As a result of the U.S. Food and Drug Administration’s (FDA) approval of ILUVIEN in September 2014, the Company was required to pay in October 2014 a milestone payment of $25,000,000 (the EyePoint Milestone Payment) to EyePoint, formerly known as pSivida US, Inc. (see Note 9).

The gross carrying amount of the intangible asset is $25,000,000, which is being amortized over approximately 13 years from the payment date. The amortization expense related to the intangible asset was approximately $484,000 for the three months ended June 30, 2023 and 2022, respectively. The amortization expense related to the intangible asset was approximately $962,000 for both the six months ended June 30, 2023 and 2022. The net book value of the intangible asset was $7,995,000 and $8,957,000 as of June 30, 2023 and December 31, 2022, respectively.

The estimated remaining amortization as of June 30, 2023 is as follows (in thousands):

Years Ending December 31	(In thousands)
2023 (remaining)	$978
2024	1,946
2025	1,940
2026	1,940
2027	1,191
Total	$7,995

YUTIQ Intangible Asset

On May 17, 2023 the Company was granted an exclusive and sublicensable right and license, pursuant to the Product Rights Agreement to commercialize YUTIQ for the treatment and prevention of uveitis in the entire world, except Europe, the Middle East and Africa, excluding any rights for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye in China and certain other countries and regions in Asia, which rights are subject to a pre-existing exclusive license between EyePoint and Ocumension Therapeutics. As a result, the Company paid EyePoint Parent an upfront payment of $75,000,000 and will make four quarterly additional guaranteed payments to EyePoint Parent totaling $7,500,000 in 2024 as well as royalties in 2025 through 2028 (see Note 17).

The gross carrying amount of the intangible asset is $98,122,000, which is being amortized over approximately 10 years from the initial payment date. The amortization expense related to the intangible asset was approximately $1,182,000 for the three and six months ended June 30, 2023. The net book value of the intangible asset was $96,940,000 as of June 30, 2023.

The estimated remaining amortization as of June 30, 2023 is as follows (in thousands):

Years Ending December 31	(In thousands)
2023 (remaining)	$4,942
2024	9,831
2025	9,804
2026	9,804
2027	9,804
Thereafter	52,755
Total	$96,940

9. LICENSE AGREEMENTS

EyePoint License Agreement

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

Following the signing of the New Collaboration Agreement, the Company retained a right to recover up to $15,000,000 of commercialization costs that were incurred prior to profitability of ILUVIEN and to offset a portion of future payments owed to EyePoint with these accumulated commercialization costs, referred to as the Future Offset. Due to the uncertainty of future net profits, the Company has fully reserved the Future Offset in the accompanying Interim Financial Statements. In March 2019, pursuant to the New Collaboration Agreement, the Company forgave $5,000,000 of the Future Offset in connection with the approval of ILUVIEN for NIU-PS in the U.K. As of June 30, 2023, the balance of the Future Offset was approximately $6,762,000, which is fully reserved.

During the three and six months ended June 30, 2023 and 2022, the Company’s net royalty expense payable to EyePoint was 5.2%, which was reduced from 6% due to the recoverable balance of the Future Offset. The Company will be required to pay an additional 2% royalty on future global net revenues and other related consideration in excess of $75,000,000 in any year. During the three and six months ended June 30, 2023, the Company recognized approximately $463,000 and $857,000, respectively, of royalty expense, which is included in cost of goods sold, excluding depreciation and amortization. As of June 30, 2023, approximately $857,000 of this royalty expense was included in the Company’s accounts payable. During the three and six months ended June 30, 2022, the Company recognized approximately $758,000 and $1,375,000, respectively, of royalty expense which is included in cost of goods sold, excluding depreciation and amortization.

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

2023 Exit Fee Agreement

On March 24, 2023, the Company entered into the Fifth Amendment Exit Fee Agreement (the New Exit Fee Agreement), which will survive the termination of the Amended Loan Agreement and has a term of 10 years. The Company will be obligated to pay an exit fee of 1.5% of the original principal amount funded under the Amended Loan Agreement upon the occurrence of an exit event, which generally means a change in control, as defined in the New Exit Fee Agreement. If the Company has not already paid the exit fee under the New Exit Fee Agreement, the Company is also obligated to pay an equivalent fee upon achieving revenues of $82,500,000 or more from the sale of ILUVIEN in the ordinary course of business to third party customers, measured on a trailing 12-month basis during the term of the New Exit Fee Agreement, tested at the end of each month. The Company’s existing 2015 and 2019 Exit Fee Agreements remain in effect. The fees payable pursuant to the Company’s existing exit fee agreements and the New Exit Fee Agreement, as amended by the Omnibus Amendment to Exit Fee Agreements dated as of May 17, 2023, will not exceed $3,387,500 in total.

Third Amendment to 2019 Loan Agreement

On February 22, 2022, the Company entered into a Third Amendment to the 2019 Loan Agreement (the Third Amendment), which, among other things:

(a)specified the minimum revenue amount, calculated on a trailing six-month basis and tested at the end of each calendar quarter in 2022, that the Company must achieve for each such period (the Third Amendment Revenue Covenant);

(b)consented to the Company maintaining a lower minimum revenue amount under the Third Amendment Revenue Covenant for the trailing six-month period ended December 31, 2021 than previously required under the Loan Agreement (and waived any event of default that may have occurred or may be deemed to have occurred as a result of the Company’s lower revenue amount for that period); and

(c)required that the Third Amendment Revenue Covenant be tested at March 31, 2023 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of the Company’s projected revenues in accordance with an annual plan submitted by the Company to the Collateral Agent by January 15 of such year, such plan to be thereafter approved by the Company’s board of directors and the Collateral Agent in its sole discretion no later than February 28 of such year.

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

(b)specifies the minimum revenue amount, calculated on a trailing six-month basis and tested at the end of each calendar quarter in 2023, that the Company must achieve for each such period (the Fourth Amendment Revenue Covenant); and

(c)requires that the Fourth Amendment Revenue Covenant be tested at March 31, 2023 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of Alimera’s projected revenues in accordance with an annual plan submitted by the Company to the Collateral Agent by January 15th of such year, such plan to be thereafter approved by Alimera’s board of directors and the Collateral Agent in its sole discretion no later than February 28 of such year.

Fifth Amendment to 2019 Loan Agreement

On March 24, 2023, the Company entered into a Fifth Amendment to the 2019 Loan Agreement (the Fifth Amendment), under which the Lenders agreed to, among other things:

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

(d)extend the maturity date to April 30, 2028 and the interest-only period to April 30, 2025, which may be extended an additional 12 months if the Company meets certain financial targets by March 31, 2025; and

(e)specify the minimum revenue amount, calculated on a trailing six month basis beginning with the six month period ended March 31, 2023, and tested at the end of each calendar quarter, that the Company must achieve for each such period.

Sixth Amendment to 2019 Loan Agreement

On May 17, 2023, the Company entered into a Sixth Amendment to the 2019 Loan Agreement (the Sixth Amendment and the 2019 Loan Agreement as so amended, the Amended Loan Agreement), under which the Lenders agreed to, among other things:

(a)increase the amount available for an additional term loan under the facility from $15,000,000 to $20,000,000;

(b)fund the full amount of the additional term loan on May 17, 2023; and

(c)specify the minimum revenue amount, calculated on a trailing six-month basis and tested at the end of each calendar quarter in 2023 and 2024, that the Company must achieve for each such period (the Revenue Covenant).

The Company complied with the Revenue Covenant on June 30, 2023, expects to comply with the Revenue Covenant at the next reportable date, which is September 30, 2023, and the remainder of the Revenue Covenants through one year after these financial statements are issued.

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

Extinguishment of Debt

In accordance with the guidance in ASC 470-50, Debt, the Company entered into and accounted for the Sixth Amendment as an extinguishment of debt. The Company recognized a loss on extinguishment of $1,079,000 in connection with the Sixth Amendment.

Fair Value of Debt

The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing. Therefore, the carrying amount of the notes approximated their fair value at June 30, 2023 and December 31, 2022.

11. LOSS PER SHARE (EPS)

The Company follows ASC 260, Earnings Per Share (ASC 260), which requires the reporting of both basic and diluted earnings per share. Because the Company’s preferred stockholders participate in dividends equally with common stockholders (if the Company were to declare and pay dividends), the Company uses the two-class method to calculate EPS. However, the Company’s preferred stockholders are not contractually obligated to share in losses. On August 1, 2023, the Company’s stockholders approved the issuance of shares of common stock upon conversion of the Series B Preferred and the issuance of shares of common stock upon exercise of certain warrants. The Company set August 15, 2023 as the date for the Mandatory Conversion (as defined in Note 19).

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

Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either not classified as participating or would have been anti-dilutive, were as follows:

	June 30,
	2023	2022
Series A convertible preferred stock	—	601,504
Series B convertible preferred stock	45,272,874	—
Common stock warrants	1,600,000	—
Stock options	1,217,045	1,310,465
Total	48,089,919	1,911,969

12. PREFERRED STOCK

Securities Purchase Agreement

On March 24, 2023, the Company entered into a Securities Purchase Agreement (the Purchase Agreement) with certain investors (the Original Investors) for the sale of up to 27,000 shares of the Company’s newly designated Series B Convertible Preferred Stock, par value $0.01 per share (the Series B Preferred Stock) and warrants (the Warrants) to purchase up to 5,714,286 shares of the Company’s common stock, for an aggregate purchase price of $12,000,000. On March 24, 2023 (the Tranche 1 Closing Date), the Company issued and sold an aggregate of 12,000 shares of Series B Preferred Stock at a per-share purchase price of $1,000 (the Stated Value) and the Warrants for aggregate gross proceeds of $12,000,000 (the Tranche 1 Closing). The proceeds from the Tranche 1 Closing were used to fund development and commercialization of the Company’s existing and potential future pipeline drugs, maintenance of the Company’s credit facility and corporate purposes substantially related to the commercialization of the Company’s existing and pipeline drugs, as well as the Repurchase (as defined below).

The initial conversion price of the shares of Series B Preferred Stock issued at the Tranche 1 Closing is $2.10 (the Tranche 1 Conversion Price). The conversion price of the Series B Preferred Stock is subject to certain customary adjustments, including a weighted average anti-dilution adjustment.

Unless and until stockholder approval to issue the common stock underlying the Series B Preferred Stock is obtained (Stockholder Approval), the Series B Preferred Stock will not be convertible into common stock to the extent that such conversion would cause (i) the aggregate number of shares of common stock that would be issued pursuant to the Purchase Agreement and the transactions contemplated thereby to exceed 1,401,901 (19.99% of the voting power or number of shares of common stock, issued and outstanding immediately prior to the execution of the Purchase Agreement), which number will be reduced, on a share-for-share basis, by the number of shares of common stock issued or issuable pursuant to any transactions that may be aggregated with the transactions contemplated by the Purchase Agreement under applicable Nasdaq rules (the Exchange Cap); or (ii) the aggregate number of shares of common stock that would be issued pursuant to such conversion, when aggregated with any shares of common stock then beneficially owned by the holder (or group of holders required to be aggregated) of such shares, would result in (a) a “change of control” under applicable Nasdaq listing rules (the Change of Control Cap) or (b) such holder or a “person” or “group” to beneficially own in excess of 9.99% of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the Ownership Limitation).

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

Joinder and Amendment to Securities Purchase Agreement

On May 17, 2023, Alimera entered into a joinder and amendment (the Purchase Agreement Amendment) to the Purchase Agreement. The Purchase Agreement Amendment added certain investors as parties to the Purchase Agreement with respect to the Tranche 2 Closing (as defined below) and amended certain provisions of the Purchase Agreement. Pursuant to the amended Purchase Agreement, on May 17, 2023, the Company issued 66,617 shares of Series B Preferred at the Stated Value and 1,401,901 shares of common stock, for aggregate gross proceeds of $69.0 million (the Tranche 2 Closing). The initial conversion price of the shares of Series B Preferred issued at the Tranche 2 Closing was $1.70. Further, pursuant to the terms of the Purchase Agreement Amendment, the Company and the Original Investors agreed to reduce the number of shares of common stock issuable upon exercise of the Warrants to 1,600,000. The proceeds from the Tranche 2 Closing were utilized by Alimera to fund a portion of the upfront cash payment due upon execution of the Product Rights Agreement.

At June 30, 2023, the Series B Preferred Stock had $683,000 of cumulative dividends in arrears ($5.00 per share). On August 1, 2023, the Company received Stockholder Approval (see Note 19).

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

Stock Options

During the three months ended June 30, 2023 and 2022, the Company recorded compensation expense related to stock options of approximately $148,000 and $218,000, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded compensation expense related to stock options of approximately $315,000 and $476,000, respectively. As of June 30, 2023, the total unrecognized compensation cost related to non-vested stock options granted was $895,000 and is expected to be recognized over a weighted average period of 2.3 years. The following table presents a summary of stock option activity for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
	2023		2022
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price ($)	Options	Price ($)
Options outstanding at beginning of period	1,216,953	18.03	1,315,161	19.39
Grants	17,321	2.55	1,700	4.34
Forfeitures and expirations	(17,229)	45.18	(6,396)	15.58
Exercises	—	—	—	—
Options outstanding at period end	1,217,045	17.43	1,310,465	19.39
Options exercisable at period end	893,401	22.07	887,543	25.91
Weighted average per share fair value of options granted during the period	$1.77		$2.94

The following table presents a summary of stock option activity for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price ($)	Options	Price ($)
Options outstanding at beginning of period	1,175,339	19.03	1,075,795	23.35
Grants	117,723	2.70	285,250	4.96
Forfeitures and expirations	(76,017)	19.41	(50,580)	21.51
Exercises	—	—	—	—
Options outstanding at period end	1,217,045	17.43	1,310,465	19.39
Options exercisable at period end	893,401	22.07	887,543	25.91
Weighted average per share fair value of options granted during the period	$1.86		$3.32

The following table provides additional information related to outstanding stock options as of June 30, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term	Value ($)
				(In thousands)
Outstanding	1,217,045	17.43	5.57 years	24
Exercisable	893,401	22.07	4.50 years	7
Outstanding, vested and expected to vest	1,182,115	17.81	5.48 years	22

The following table provides additional information related to outstanding stock options as of December 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term	Value ($)
				(In thousands)
Outstanding	1,175,339	19.03	5.68 years	—
Exercisable	878,115	23.62	4.72 years	—
Outstanding, vested and expected to vest	1,139,482	19.46	5.58 years	—

As of June 30, 2023, 52,283 shares remain available for grant under the 2019 Plan. On August 1, 2023, the Company’s stockholders approved the Alimera Sciences, Inc. 2023 Equity Incentive Plan (Note 19).

Restricted Stock and Restricted Stock Units (RSUs)

The following table presents a summary of restricted stock and RSU activity for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
	2023		2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value ($)	Shares	Fair Value ($)
Restricted stock and RSUs outstanding at beginning of period	685,176	1.67	94,063	5.29
Grants	—	—	—	—
Vested restricted stock and RSUs	—	—	(7,500)	8.93
Forfeitures	(3,000)	1.35	—	—
Restricted stock and RSUs outstanding at period end	682,176	1.67	86,563	4.98

The following table presents a summary of restricted stock and RSU activity for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value ($)	Shares	Fair Value ($)
Restricted stock and RSUs outstanding at beginning of period	73,594	4.98	46,250	5.65
Grants	632,050	1.39	57,500	4.96
Vested restricted stock and RSUs	(20,468)	4.98	(9,687)	5.01
Forfeitures	(3,000)	1.35	(7,500)	8.93
Restricted stock and RSUs outstanding at period end	682,176	1.67	86,563	4.98

Employee stock-based compensation expense related to restricted stock and RSUs recognized in accordance with ASC 718, Compensation - Stock Compensation (ASC 718) was $62,000 and $43,000 for the three months ended June 30, 2023 and 2022, respectively. Employee stock-based compensation expense related to restricted stock and RSUs recognized in accordance with ASC 718, Compensation - Stock Compensation (ASC 718) was $109,000 and $89,000 for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, the total unrecognized compensation cost related to restricted stock and RSUs was $1,120,000 and is expected to be recognized over a weighted average period of 3.62 years.

Employee Stock Purchase Plan

During each of the three months ended June 30, 2023 and 2022, the Company recorded compensation expense related to its employee stock purchase plan of approximately $7,000. During the six months ended June 30, 2023 and 2022, the Company recorded compensation expense related to its employee stock purchase plan of approximately $18,000, and $15,000, respectively.

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

For the six months ended June 30, 2023, the Company has not recorded income tax expense or benefit. No tax benefit is expected to be realized for the losses in the United States and the United Kingdom due to the ongoing losses and valuation allowances in these jurisdictions. Tax expense or benefit for income and losses in other jurisdictions (Ireland, Germany, and Portugal) are immaterial for the period.

At December 31, 2022, the Company had U.S. federal NOL carry-forwards of approximately $147,200,000 and state NOL carry-forwards of approximately $107,700,000 available to reduce future taxable income, subject to limitation based upon the results of the Company’s analyses under Internal Revenue Code Sections 382 and 383. The Company’s U.S. federal NOL carry-forwards remain fully reserved as of June 30, 2023. If not utilized, the federal NOL carry-forwards will expire at various dates between 2029 and 2037, the Company’s federal NOL created in 2018 and onward will carry forward indefinitely and the state NOL carry-forwards will expire at various dates between 2023 and 2042.

NOL carry-forwards may be subject to annual limitations under Internal Revenue Code Sections 382 and 383 in the event that certain changes in ownership of the Company were to occur. The Company has not yet completed a formal evaluation of the impact of the issuance of the Company’s Series B Preferred Stock in March and May of 2023 on the Company’s NOL carry-forwards and whether certain changes in ownership have occurred that would limit the Company’s ability to utilize a portion of its NOL carry-forwards.

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

On August 16, 2022, the President of the United States signed the Inflation Reduction Act (IRA) into law. The IRA enacted a 15% corporate minimum tax effective in 2024, a 1% tax on share repurchases after December 31, 2022, and created and extended certain tax-related energy incentives. The Company does not currently expect the tax-related provisions of the IRA to have a material effect on its financial results.

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

15. SEGMENT INFORMATION

During the three months ended June 30, 2023 and 2022, two customers within the U.S. segment that are large pharmaceutical distributors accounted for 68% and 61% of the Company’s consolidated product revenues, respectively. During the six months ended June 30, 2023 and 2022, two customers within the U.S. segment that are large pharmaceutical distributors accounted for 63% and 60% of the Company’s consolidated product revenues, respectively. These same two customers within the U.S. segment accounted for approximately 71% of the Company’s consolidated accounts receivable at June 30, 2023 and at December 31, 2022

The Chief Executive Officer (CEO), who is the Company’s chief operating decision maker, has determined that the Company’s operations are managed as three operating segments: U.S., International and Operating Cost. The Company determined that each of these operating segments represented a reportable segment. In monitoring performance, aligning strategies and allocating resources, the chief operating decision maker manages and evaluates the Company’s U.S., International and Operating Cost segments based on segment income or loss from operations adjusted for certain non-cash items, such as stock-based compensation expense and depreciation and amortization. Therefore, the Company classifies within Other (a) the non-cash expenses included in research, development and medical affairs expenses; general and administrative expenses; and sales and marketing expenses; and (b) depreciation and amortization.

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

The following tables present a summary of the Company’s reporting segments for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30, 2023
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$11,876	$5,662	$—	$—	$17,538
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,290)	(1,135)	—	—	(2,425)
GROSS PROFIT	10,586	4,527	—	—	15,113
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,748	842	1,033	25	3,648
GENERAL AND ADMINISTRATIVE EXPENSES	1,101	510	2,619	143	4,373
SALES AND MARKETING EXPENSES	4,781	1,379	225	49	6,434
DEPRECIATION AND AMORTIZATION	—	—	—	1,866	1,866
OPERATING EXPENSES	7,630	2,731	3,877	2,083	16,321
SEGMENT INCOME (LOSS) FROM OPERATIONS	2,956	1,796	(3,877)	(2,083)	(1,208)
OTHER INCOME AND EXPENSES, NET	—	—	—	(8,796)	(8,796)
NET LOSS BEFORE TAXES					$(10,004)

	Three Months Ended
	June 30, 2022
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$8,943	$5,661	$—	$—	$14,604
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,060)	(1,106)	—	—	(2,166)
GROSS PROFIT	7,883	4,555	—	—	12,438
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,281	807	1,799	45	3,932
GENERAL AND ADMINISTRATIVE EXPENSES	195	468	2,112	170	2,945
SALES AND MARKETING EXPENSES	4,568	2,112	133	52	6,865
DEPRECIATION AND AMORTIZATION	—	—	—	670	670
OPERATING EXPENSES	6,044	3,387	4,044	937	14,412
SEGMENT INCOME (LOSS) FROM OPERATIONS	1,839	1,168	(4,044)	(937)	(1,974)
OTHER INCOME AND EXPENSES, NET	—	—	—	(1,124)	(1,124)
NET LOSS BEFORE TAXES					$(3,098)

The following tables present a summary of the Company’s reporting segments for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30, 2023
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$19,456	$11,628	$—	$—	$31,084
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(2,195)	(2,258)	—	—	(4,453)
GROSS PROFIT	17,261	9,370	—	—	26,631
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,910	1,589	3,266	47	7,812
GENERAL AND ADMINISTRATIVE EXPENSES	2,205	1,227	4,814	298	8,544
SALES AND MARKETING EXPENSES	9,056	2,794	291	97	12,238
DEPRECIATION AND AMORTIZATION	—	—	—	2,547	2,547
OPERATING EXPENSES	14,171	5,610	8,371	2,989	31,141
SEGMENT INCOME (LOSS) FROM OPERATIONS	3,090	3,760	(8,371)	(2,989)	(4,510)
OTHER INCOME AND EXPENSES, NET	—	—	—	(10,462)	(10,462)
NET LOSS BEFORE TAXES					$(14,972)

	Six Months Ended
	June 30, 2022
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$15,863	$10,639	$—	$—	$26,502
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,875)	(1,971)	—	—	(3,846)
GROSS PROFIT	13,988	8,668	—	—	22,656
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	2,451	1,723	3,259	82	7,515
GENERAL AND ADMINISTRATIVE EXPENSES	511	892	4,393	389	6,185
SALES AND MARKETING EXPENSES	9,242	4,116	250	110	13,718
DEPRECIATION AND AMORTIZATION	—	—	—	1,359	1,359
OPERATING EXPENSES	12,204	6,731	7,902	1,940	28,777
SEGMENT INCOME (LOSS) FROM OPERATIONS	1,784	1,937	(7,902)	(1,940)	(6,121)
OTHER INCOME AND EXPENSES, NET	—	—	—	(2,932)	(2,932)
NET INCOME BEFORE TAXES					$(9,053)

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

Warrant Subscription Agreement

On April 14, 2021, the Company entered into a warrant agreement with Ocumension Therapeutics pursuant to which Ocumension agreed to issue to the Company 1,000,000 non-transferable warrants granting the Company the right for a period of four years to subscribe to up to an aggregate of 1,000,000 shares of Ocumension stock at the subscription price of HK$23.88 per warrant share (or US$3.07 per warrant share as converted to U.S. Dollars at the exchange rate on April 9, 2021 of 0.12853 U.S. Dollars per HK$), subject to adjustment. (The converted rate is for illustrative purposes only; if the Company exercises the warrants, it will pay the subscription price of HK$23.88 per warrant share in HK$.) The warrants were issued on August 13, 2021, pursuant to the terms of the warrant agreement. The warrants are not and will not be listed on any stock exchange.

17. OTHER AGREEMENTS WITH EYEPOINT PARENT AND EYEPOINT

Product Rights Agreement

On May 17, 2023 the Company entered into the Product Rights Agreement with EyePoint Parent whereby the Company was granted an exclusive and sublicensable (in accordance with the terms of the Product Rights Agreement) right and license (the License) certain of EyePoint Parent’s and its affiliates’ intellectual property to develop, manufacture, sell, commercialize and otherwise exploit certain products, including YUTIQ for the treatment and prevention of uveitis in the entire world, except Europe, the Middle East and Africa. The License also excludes any rights to YUTIQ for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye in China and certain other countries and regions in Asia, which rights are subject to a pre-existing exclusive license between EyePoint and Ocumension Therapeutics.

Additionally, pursuant to the Product Rights Agreement, EyePoint Parent will transfer and assign to the Company certain assets and certain contracts with third parties related to YUTIQ, including the new drug application #210331 for YUTIQ.

As a result, the Company paid EyePoint Parent an upfront payment of $75,000,000 and will make four quarterly guaranteed payments to EyePoint Parent totaling $7,500,000 in 2024. The Company will also pay royalties to EyePoint Parent from 2025 to 2028 at a percentage of mid-to-low double digits of the Company’s annual U.S. net sales of certain products (including YUTIQ and ILUVIEN) in excess of certain thresholds, beginning at $70,000,000 in 2025, increasing annually thereafter. Upon the Company’s payment of the upfront payment and the guaranteed payments, the licenses and rights granted to the Company will automatically become perpetual and irrevocable.

The Company also entered into a transition services agreement with EyePoint Parent under which EyePoint Parent has agreed to temporarily provide certain transition services to the Company on a cost-plus pricing arrangement following the closing date.

The total purchase consideration was $98,122,000, which has been recorded as an intangible asset, and includes the upfront payment of $75,000,000 as well as the guaranteed payments and estimated future royalties discounted to their fair value as of the transaction date of $7,085,000 and $15,765,000 respectively. The discounted fair values of the guaranteed payments and estimated future royalties were recorded as liabilities within the consolidated balance sheet on the transaction date as represented below.

June 30, 2023
(In thousands)
Assets:
Product rights intangible asset	$98,122

Liabilities:
Accrued expenses	1,771
Accrued licensor payments	21,079

The Company concluded, based on the acquisition of a single asset due to substantially all of the value being concentrated in the Product Rights Agreement, lack of acquired employees and manufacturing, as well as absence of certain other inputs and acquired processes, that the transaction did not qualify as a business and therefore, recorded the acquisition of the License as an asset acquisition in accordance with ASC 805. Under ASC 805, the fair value cost of the net assets purchased is allocated, based on their relative fair value, to the acquired tangible assets and identified intangible assets and liabilities in accordance with U.S. GAAP.

The gross carrying amount of the intangible asset is $98,122,000, which is being amortized over approximately 10 years from the initial payment date (See Note 8). Acquisition costs associated with the acquisition of $272,000 were capitalized into the total purchase price of the transaction.

Commercial Supply Agreement

In connection with the Product Rights Agreement, the Company entered into a commercial supply agreement (the Supply Agreement) with EyePoint Parent pursuant to which, during the term of the Product Rights Agreement, EyePoint Parent will be responsible for manufacturing and exclusively supplying (subject to certain exceptions) to the Company agreed-upon quantities of YUTIQ necessary for Alimera to commercialize YUTIQ in the United States at certain cost plus amounts, subject to adjustments set forth in the Supply Agreement.

EyePoint Parent’s manufacture and supply to Alimera of YUTIQ under the Supply Agreement will be exclusive (subject to certain exceptions set forth in the Supply Agreement) until Alimera has the right and ability to manufacture and supply YUTIQ for commercialization in the United States.

The Company may elect to manufacture YUTIQ after an initial 18-month term following the closing date upon the satisfaction of certain conditions.

18. FAIR VALUE

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

The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Warrant asset (1)	$—	$93	$—	$93
Assets measured at fair value	$—	$93	$—	$93

Liabilities:
Common stock warrant liability (1)	$—	$3,471	$—	$3,471
Liabilities measured at fair value	$—	$3,471	$—	$3,471

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Warrant asset (1)	$—	$183	$—	$183
Assets measured at fair value	$—	$183	$—	$183

Liabilities:
Common stock warrant liability (1)	$—	$—	$—	$—
Liabilities measured at fair value	$—	$—	$—	$—

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

19. SUBSEQUENT EVENTS

Pre-Funded Warrants

On August 1, 2023, the Company amended the Certificate of Designation of Series B Convertible Preferred Stock. Prior to such amendment, the Certificate of Designation provided that the Series B Preferred would automatically convert at the then-applicable conversion price (Mandatory Conversion) in full into common stock following Stockholder Approval. As amended, the Certificate of Designation provides that the Company may issue pre-funded common stock warrants (Pre-Funded Warrants) to certain holders of Series B Preferred that elected to receive Pre-Funded Warrants prior to Stockholder Approval in lieu of a portion of common stock that would otherwise be issued in the Mandatory Conversion to such holders. The Pre-Funded Warrants have an exercise price of $0.01 per share. The Pre-Funded Warrants were offered to holders of Series B Preferred whose Mandatory Conversion of Series B Preferred would otherwise result in such holders, together with their affiliates and certain related parties, beneficially owning more than 9.99% of the outstanding common stock immediately following Mandatory Conversion the opportunity to purchase, if such holders so chose prior to Stockholder Approval, Pre-Funded Warrants, in lieu of shares of common stock that would otherwise result in such holder’s beneficial ownership exceeding 9.99% of the outstanding common stock.

Stockholder Approvals

On August 1, 2023, the Company’s stockholders provided Stockholder Approval, and the Company set August 15, 2023 as the date for the Mandatory Conversion. On August 1, 2023, the Company’s stockholders also approved the 2023 Equity Incentive Plan (the date of such approval, the Effective Date), which replaces the 2019 Plan. No new awards will be granted under the 2019 Plan. The 2023 Equity Incentive Plan has a share reserve equal to the sum of (a) 3,231,755 shares of common stock, (b) shares that are subject to awards granted under the 2019 Plan that are outstanding on or after the Effective Date and that are subsequently forfeited, cancelled, expire or lapse unexercised or unsettled or are reacquired by the Company, (c) the number of shares reserved under the 2019 Plan that are not issued or subject to outstanding awards under the 2019 Plan on the Effective Date, and (d) the increase in shares described in the next sentence. On the first anniversary of the Effective Date, the number of shares of common stock that may be issued under the 2023 Equity Incentive Plan will increase by a number of shares equal to 6% of the number of outstanding shares of common stock (assuming full conversion of the Series B Preferred into common stock).

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

Overview

Alimera Sciences, Inc., and its subsidiaries (we, our or us), is a commercial-stage global pharmaceutical company developing and commercializing ILUVIEN (fluocinolone acetonide intravitreal implant) 0.19 mg, in the U.S. and abroad for the treatment of diabetic macular edema, a leading cause of blindness, and outside the U.S. for non-infectious uveitis affecting the posterior segment of the eye (NIU-PS). ILUVIEN is a state-of-the-art, sustained release intravitreal implant that enables patients to maintain vision longer, and importantly, with fewer injections. We commercialize ILUVIEN in the U.S., Europe, China and Middle East. Additionally, on May 17, 2023, we acquired from EyePoint Pharmaceuticals, Inc. (EyePoint Parent), the exclusive commercialization rights to YUTIQ® (fluocinolone acetonide intravitreal implant) 0.18 mg, for the treatment and prevention of NIU-PS worldwide except for Europe, the Middle East, and Africa.

In the U.S. and certain other countries outside Europe, ILUVIEN is indicated for the treatment of diabetic macular edema (DME) in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure. In 17 countries in Europe, ILUVIEN is indicated for the treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies. In addition, ILUVIEN has received marketing authorization in 17 European countries and reimbursement in ten countries for the prevention of relapse in recurrent NIU-PS.

We market ILUVIEN directly in the U.S., Germany, the U.K., Portugal and Ireland. In addition, we have entered into various agreements under which distributors are providing or will provide regulatory, reimbursement and sales and marketing support for ILUVIEN in Austria, Belgium, the Czech Republic, Denmark, Finland, France, Italy, Luxembourg, the Netherlands, Norway, Spain, Sweden, Switzerland, Australia, New Zealand and several countries in the Middle East. In addition, we have granted an exclusive license to Ocumension Therapeutics for the development and commercialization of our 0.19mg fluocinolone acetonide intravitreal injection in China, East Asia and the Western Pacific. As of June 30, 2023 we have recognized sales of ILUVIEN to international distributors in the Middle East, China, Austria, Belgium, Czech Republic, France, Italy, Luxembourg, Spain, the Netherlands, and the Nordic Region.

In the U.S., YUTIQ is indicated for the treatment of chronic NIU-PS. Pursuant to our May 17, 2023 product rights agreement with EyePoint Parent (the Product Rights Agreement), we have the commercialization rights to YUTIQ in the entire world, except Europe, the Middle East and Africa as we had previously licensed from EyePoint Pharmaceuticals US, Inc. (EyePoint) rights to certain products, which included YUTIQ (known as ILUVIEN® in Europe, the Middle East and Africa) for the prevention of relapse in recurrent NIU-PS in those territories. The Product Rights Agreement also excludes any rights to YUTIQ for the treatment of chronic NIU-PS in China and certain other countries and regions in Asia, which rights are subject to a pre-existing exclusive license between EyePoint Parent and Ocumension Therapeutics.

Recent Developments

Pre-Funded Warrants

On August 1, 2023, we amended the Certificate of Designation of Series B Convertible Preferred Stock. Prior to such amendment, the Certificate of Designation provided that the Series B Preferred would automatically convert at the then-applicable conversion price (Mandatory Conversion) in full into common stock following Stockholder Approval (as defined below). As amended, the Certificate of Designation provides that we may issue pre-funded common stock warrants (Pre-Funded Warrants) to certain holders of Series B Preferred that elected to receive Pre-Funded Warrants prior to Stockholder Approval in lieu of a portion of common stock that would otherwise be issued in the Mandatory Conversion to such holders. The Pre-Funded Warrants have an exercise price of $0.01 per share. The Pre-Funded Warrants were offered to holders of Series B Preferred whose Mandatory Conversion of Series B Preferred would otherwise result in such holders, together with their affiliates and certain related parties, beneficially owning more than 9.99% of the outstanding common stock immediately following Mandatory Conversion the opportunity to purchase, if such holders so chose prior to Stockholder Approval, Pre-Funded Warrants, in lieu of shares of common stock that would otherwise result in such holder’s beneficial ownership exceeding 9.99% of the outstanding common stock.

Stockholder Approval

On August 1, 2023, our stockholders approved the issuance of shares of common stock upon conversion of the Series B Preferred and the issuance of shares of common stock upon exercise of certain warrants. We set August 15, 2023 as the date for the Mandatory Conversion.

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

Additionally, we market YUTIQ to treat chronic NIU-PS in the U.S.

Sources of Revenues

Our revenues for the three months ended June 30, 2023 and 2022 were generated from product sales primarily in the U.S., Germany and the U.K. In the U.S., two large pharmaceutical distributors accounted for 63% and 61% of our consolidated product revenues for the three months ended June 30, 2023 and 2022, respectively. These U.S.-based distributors purchase ILUVIEN, and YUTIQ in 2023 from us, maintain inventories of ILUVIEN and YUTIQ and sell on to physician offices, pharmacies and hospitals. Internationally, in countries where we sell direct, our customers are hospitals, clinics and pharmacies. We sometimes refer to physician offices, pharmacies, hospitals and clinics as end users. In international countries where we sell to distributors, these distributors purchase ILUVIEN from us and maintain inventories of ILUVIEN that they sell to their customers.

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

Agreements with EyePoint Parent and EyePoint

In July 2017, we amended and restated our license agreement with EyePoint Pharmaceuticals US, Inc. (EyePoint) (the New Collaboration Agreement). Under the New Collaboration Agreement, we hold a worldwide license from EyePoint for the use of steroids, including FAc, in EyePoint’s proprietary insert technology for the treatment of all ocular diseases, other than uveitis, outside of Europe, the Middle East and Africa. The New Collaboration Agreement converted our previous profit share obligation to a royalty payable on global net revenues of ILUVIEN. The New Collaboration Agreement included a right to offset $15.0 million of future royalty payments (the Future Offset). As of June 30, 2023, the balance of the Future Offset was approximately $6.9 million, which is fully reserved. We will be able to recover the balance of the Future Offset as a reduction of future royalties that would otherwise be owed to EyePoint by reducing the royalty owed from 6% to 5.2% for net revenues and other related consideration up to $75.0 million annually and from 8% to 6.8% for net revenues and other related consideration in excess of $75.0 million on an annual basis.

On May 17, 2023 we entered into a product rights agreement (the Product Rights Agreement) with EyePoint Parent whereby we were granted an exclusive and sublicensable right and license under EyePoint Parent’s and its affiliates’ interest in certain of EyePoint Parent’s and its affiliates’ intellectual property to develop, manufacture, sell, commercialize and otherwise exploit certain products, including YUTIQ, for the treatment and prevention of uveitis in the entire world, except Europe, the Middle East and Africa. Pursuant to the agreement, we have paid to EyePoint Parent an upfront payment of $75 million and will also make four quarterly guaranteed payments to EyePoint Parent totaling $7.5 million during 2024 (“the payments”). We will also pay royalties to EyePoint Parent from 2025 to 2028 at a percentage of mid-to-low double digits of annual U.S. net sales of certain products (including YUTIQ and ILUVIEN) in excess of certain thresholds, beginning at $70 million in 2025, increasing annually thereafter. Upon making the payments, the licenses and rights granted to Alimera will automatically become perpetual and irrevocable.

We also entered into a commercial supply agreement (the Supply Agreement) with EyePoint Parent pursuant to which, during the term of the Product Rights Agreement, EyePoint Parent will be responsible for manufacturing and exclusively supplying (subject to certain exceptions) to us agreed-upon quantities of YUTIQ necessary for us to commercialize YUTIQ in the United States at certain cost plus amounts, subject to adjustments. EyePoint Parent’s manufacture and supply to us of YUTIQ will be exclusive (subject to certain exceptions) until we have the right and ability to manufacture and supply YUTIQ for commercialization in the United States. The term of the Supply Agreement is for a period of two years and thereafter automatically renews for successive one-year terms unless either party provides notice of non-renewal to the other party within a specified period of time prior to the beginning of the next automatic renewal term, provided, that the Supply Agreement automatically terminates upon the successful completion of the transfer of manufacturing for YUTIQ to us or our designee. The Supply Agreement also automatically terminates upon termination of the Product Rights Agreement.

For more information about our agreements with EyePoint Parent and EyePoint, including how we calculate the royalty percentages we are required to pay, see Note 9 and Note 17 in the Interim Financial Statements.

Consolidated Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands, except share and per share data)
REVENUE:
PRODUCT REVENUE, NET	$17,538	$14,604	$31,084	$26,502
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(2,425)	(2,166)	(4,453)	(3,846)
GROSS PROFIT	15,113	12,438	26,631	22,656
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	3,648	3,932	7,812	7,515
GENERAL AND ADMINISTRATIVE EXPENSES	4,373	2,945	8,544	6,185
SALES AND MARKETING EXPENSES	6,434	6,865	12,238	13,718
DEPRECIATION AND AMORTIZATION	1,866	670	2,547	1,359
OPERATING EXPENSES	16,321	14,412	31,141	28,777
LOSS FROM OPERATIONS	(1,208)	(1,974)	(4,510)	(6,121)
INTEREST EXPENSE AND OTHER	(1,694)	(1,383)	(3,361)	(2,747)
UNREALIZED FOREIGN CURRENCY (LOSS) GAIN, NET	(7)	38	(20)	146
LOSS ON EXTINGUISHMENT OF DEBT	(1,079)	—	(1,079)	—
CHANGE IN FAIR VALUE OF WARRANT ASSET	(105)	221	(91)	(331)
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	(5,911)	—	(5,911)	—
NET LOSS BEFORE TAXES	(10,004)	(3,098)	(14,972)	(9,053)
INCOME TAX PROVISION	(25)	(17)	(25)	(17)
NET LOSS	(10,029)	(3,115)	(14,997)	(9,070)
PREFERRED STOCK DIVIDENDS	(669)	—	(683)	—
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(10,698)	$(3,115)	$(15,680)	$(9,070)
NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS — Basic and Diluted	$(1.32)	$(0.45)	$(2.07)	$(1.30)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and Diluted	8,093,640	6,999,707	7,565,868	6,995,247

Revenue

We generate revenue from sales of ILUVIEN and YUTIQ, our two products. In addition to generating revenue from product sales, we seek to generate revenue from other sources such as upfront fees, milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the licensing of ILUVIEN or any future product candidates and other intellectual property. Revenue from our international distributors fluctuates depending on the timing of the shipment of ILUVIEN to the distributors and the distributors’ sales of ILUVIEN to their customers.

Product revenue, net increased by approximately $2.9 million, or 20%, to approximately $17.5 million for the three months ended June 30, 2023, compared to approximately $14.6 million for the three months ended June 30, 2022. The increase was primarily due to sales of YUTIQ beginning in May 2023 in the U.S. as well as increased unit sales volume of ILUVIEN in both the U.S. and International segments of our business.

Product revenue, net increased by approximately $4.6 million, or 17%, to approximately $31.1 million for the six months ended June 30, 2023, compared to approximately $26.5 million for the six months ended June 30, 2022. The increase was primarily due to sales of YUTIQ beginning in May 2023 in the U.S. as well as increased unit sales volume of ILUVIEN in both the U.S. and International segments of our business.

Adjustments in net product revenue to exclude fluctuations in foreign currency exchange rates result in a non-GAAP financial measure, which we refer to as adjusted net product revenue. Please refer to “Non-GAAP Financial Measure” on page 47 for information about this non-GAAP financial measure and a reconciliation of GAAP net product revenue to non-GAAP adjusted net product revenue.

Cost of Goods Sold, Excluding Depreciation and Amortization, and Gross Profit

Gross profit is affected by costs of goods sold, which includes costs of manufactured goods sold and royalty payments to EyePoint under the New Collaboration Agreement. Additionally, cost of goods sold by our international distributors fluctuates depending on the revenue share attributable to the respective contract.

Cost of goods sold, excluding depreciation and amortization, increased by approximately $260,000, or 12%, to approximately $2.4 million for the three months ended June 30, 2023, compared to approximately $2.2 million for the three months ended June 30, 2022. The increase was primarily related to our increased product sales.

Cost of goods sold, excluding depreciation and amortization, increased by approximately $600,000, or 16%, to approximately $4.5 million for the six months ended June 30, 2023, compared to approximately $3.8 million for the three months ended June 30, 2022. The increase was primarily related to our increased product sales.

Gross profit increased by approximately $2.7 million, or 22%, to approximately $15.1 million for the three months ended June 30, 2023, compared to approximately $12.4 million for the three months ended June 30, 2022. Gross margin was 86% and 85% for the three months ended June 30, 2023 and 2022, respectively.

Gross profit increased by approximately $4.1 million, or 18%, to approximately $26.6 million for the six months ended June 30, 2023, compared to approximately $22.7 million for the six months ended June 30, 2022. Gross margin was 86% and 85% for the six months ended June 30, 2023 and 2022, respectively.

Research, Development and Medical Affairs Expenses

Currently, our research, development and medical affairs expenses are primarily focused on activities that support ILUVIEN and YUTIQ and include salaries and related expenses for research and development and medical affairs personnel, expenses related to clinical trials including our NEW DAY Study, and expenses tied to physician engagement by our medical science liaisons. Our research, development and medical affairs expenses also include costs related to symposia development for physician education, and costs related to compliance with FDA, EEA or other regulatory requirements. We expense both internal and external research and development costs as they are incurred.

Research, development and medical affairs expenses decreased by approximately $280,000, or 7%, to approximately $3.6 million for the three months ended June 30, 2023, compared to approximately $3.9 million for the three months ended June 30, 2022. The decrease was primarily attributable to decreases of approximately $140,000 in clinical study costs and $140,000 in scientific communications costs.

Research, development and medical affairs expenses increased by approximately $300,000, or 4%, to approximately $7.8 million for the six months ended June 30, 2023, compared to approximately $7.5 million for the six months ended June 30, 2022. The increase was primarily attributable to increases of approximately $530,000 in clinical study costs and $130,000 in applicator design costs, partially offset by a decrease of $290,000 in scientific communications costs.

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

General and administrative expenses increased by approximately $1.4 million, or 48%, to approximately $4.4 million for the three months ended June 30, 2023, compared to approximately $2.9 million for the three months ended June 30, 2022. The increase was primarily attributable to increases of $630,000 of bad debt expense, $360,000 in professional fees, $130,000 in logistics fees, and $100,000 in office costs during the three months ended June 30, 2023.

General and administrative expenses increased by approximately $2.4 million, or 39%, to approximately $8.5 million for the six months ended June 30, 2023, compared to approximately $6.2 million for the six months ended June 30, 2022. The increase was primarily attributable to increases of $1.5 million of bad debt expense, $550,000 in professional fees, $160,000 in franchise tax costs, and $160,000 in logistics fees during the six months ended June 30, 2023.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of compensation for employees for commercial promotion of ILUVIEN and YUTIQ, including the assessment of the commercial opportunity, development of market awareness, pursuit of reimbursement approval, and commercialization generally, including launch plans in new markets. Other costs include third party service fees, professional fees associated with developing plans for ILUVIEN and YUTIQ or any future products or product candidates and maintaining public relations.

Sales and marketing expenses decreased by approximately $430,000, or 6%, to approximately $6.4 million for the three months ended June 30, 2023, compared to approximately $6.9 million for the three months ended June 30, 2022. The decrease was primarily attributable to decreases of approximately $400,000 in marketing costs, including costs to attend conventions, costs related to our direct to patient marketing campaign and costs associated with customer engagement.

Sales and marketing expenses decreased by approximately $1.5 million, or 11%, to approximately $12.2 million for the six months ended June 30, 2023, compared to approximately $13.7 million for the six months ended June 30, 2022. The decrease was primarily attributable to decreases of approximately $1.7 million in marketing costs, including costs to attend conventions, costs related to our direct to patient marketing campaign and costs associated with customer engagement.

Operating Expenses

As a result of the increases and decreases in various expenses described above, total operating expenses increased by approximately $1.9 million, or 13%, to approximately $16.3 million for the three months ended June 30, 2023, compared to approximately $14.4 million for the three months ended June 30, 2022. The increase was primarily attributable to increases of approximately $1.4 million in general and administrative expenses and $1.2 million in depreciation and amortization, partially offset by decreases of $280,000 in research and development expenses and $430,000 in sales and marketing expenses as described above.

As a result of the increases and decreases in various expenses described above, total operating expenses increased by approximately $2.4 million, or 8%, to approximately $31.1 million for the six months ended June 30, 2023, compared to approximately $28.8 million for the six months ended June 30, 2022. The increase was primarily attributable to increases of approximately $2.4 million in general and administrative expenses, $1.2 million in depreciation and amortization expenses, and $300,000 in research, development and medical affairs expense, partially offset by a decrease of $1.5 million in sales and marketing expenses as described above.

Interest Expense and Other

Interest expense and other increased by approximately $310,000, or 22%, to approximately $1.7 million for the three months ended June 30, 2023, compared to approximately $1.4 million for the three months ended June 30, 2022. This increase is related to the additional borrowing under our credit facility.

Interest expense and other increased by approximately $610,000, or 22%, to approximately $3.4 million for the six months ended June 30, 2023, compared to approximately $2.7 million for the six months ended June 30, 2022. This increase is related to the additional borrowing under our credit facility.

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

Common stock equivalent securities that would potentially dilute basic EPS in the future but were not included in the computation of diluted EPS because they were either classified as participating and do not share in losses or would have been anti-dilutive. Those securities were approximately 6.9 million for the three and six months ended June 30, 2023, and 1.9 million for the three and six months ended June 30, 2022.

Results of Operations – Segment Review

The following selected unaudited financial and operating data are derived from our Interim Financial Statements. The results and discussions that follow reflect how our Chief Executive Officer (CEO), who is the Company’s chief operating decision maker, monitors the performance of our reporting segments.

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

U.S. Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$11,876	$8,943	$19,456	$15,863
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,290)	(1,060)	(2,195)	(1,875)
GROSS PROFIT	10,586	7,883	17,261	13,988
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,748	1,281	2,910	2,451
GENERAL AND ADMINISTRATIVE EXPENSES	1,101	195	2,205	511
SALES AND MARKETING EXPENSES	4,781	4,568	9,056	9,242
OPERATING EXPENSES	7,630	6,044	14,171	12,204
SEGMENT INCOME FROM OPERATIONS	$2,956	$1,839	$3,090	$1,784

U.S. Segment – three months ended June 30, 2023 compared to the three months ended June 30, 2022

Product revenue, net. Product revenue, net increased by approximately $2.9 million, or 33%, to approximately $11.9 million for the three months ended June 30, 2023, compared to approximately $8.9 million for the three months ended June 30, 2022. The increase was primarily due to increased end user demand, which represents units purchased by physicians and pharmacies from distributors, as well as sales of YUTIQ beginning in May 2023. The difference between GAAP revenue and end user demand is due to the timing of distributor purchases.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $230,000, or 22%, to approximately $1.3 million for the three months ended June 30, 2023, compared to approximately $1.1 million for the three months ended June 30, 2022. The increase was primarily attributable to our increased product sales.

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $470,000, or 36%, to approximately $1.7 million for the three months ended June 30, 2023, compared to approximately $1.3 million for the three months ended June 30, 2022. The increase was primarily attributable to an increase of $310,000 in clinical study costs and $170,000 in personnel costs.

General and administrative expenses. General and administrative expenses increased by approximately $910,000, or 465%, to approximately $1.1 million for the three months ended June 30, 2023, compared to approximately $200,000 for the three months ended June 30, 2022. The increase was primarily attributable to an increase of approximately $620,000 in bad debt expense for replacement orders and $210,000 in insurance costs.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $210,000, or 5%, to approximately $4.8 million for the three months ended June 30, 2023, compared to approximately $4.6 million for the three months ended June 30, 2022. The increase was primarily attributable to an increase of $200,000 in marketing costs, including costs to attend conventions, costs related to our direct to patient marketing campaign and costs associated with customer engagement.

U.S. Segment – six months ended June 30, 2023 compared to the six months ended June 30, 2022

Product revenue, net. Product revenue, net increased by approximately $3.6 million, or 23%, to approximately $19.5 million for the six months ended June 30, 2023, compared to approximately $15.9 million for the six months ended June 30, 2022. The increase was primarily due to increased end user demand, which represents units purchased by physicians and pharmacies from distributors, as well as sales of YUTIQ beginning in May 2023. The difference between GAAP revenue and end user demand is due to the timing of distributor purchases.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $320,000, or 17%, to approximately $2.2 million for the six months ended June 30, 2023, compared to approximately $1.9 million for the six months ended June 30, 2022. The increase was primarily attributable to our increased product sales.

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $460,000, or 19%, to approximately $2.9 million for the six months ended June 30, 2023, compared to approximately $2.5 million for the three months ended June 30, 2022. The increase was primarily attributable to an increase of $310,000 in clinical study costs and $140,000 in personnel costs.

General and administrative expenses. General and administrative expenses increased by approximately $1.7 million, or 332%, to approximately $2.2 million for the six months ended June 30, 2023, compared to approximately $510,000 for the six months ended June 30, 2022. The increase was primarily attributable to an increase of approximately $1.3 million in bad debt expense for replacement orders and $400,000 in insurance costs.

Sales and marketing expenses. Sales and marketing expenses decreased by approximately $190,000, or 2%, to approximately $9.1 million for the six months ended June 30, 2023, compared to approximately $9.2 million for the six months ended June 30, 2022. The decrease was primarily attributable to a decrease of $160,000 in marketing costs, including costs to attend conventions, costs related to our direct to patient marketing campaign and costs associated with customer engagement.

International Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$5,662	$5,661	$11,628	$10,639
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,135)	(1,106)	(2,258)	(1,971)
GROSS PROFIT	4,527	4,555	9,370	8,668
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	842	807	1,589	1,723
GENERAL AND ADMINISTRATIVE EXPENSES	510	468	1,227	892
SALES AND MARKETING EXPENSES	1,379	2,112	2,794	4,116
OPERATING EXPENSES	2,731	3,387	5,610	6,731
SEGMENT INCOME FROM OPERATIONS	$1,796	$1,168	$3,760	$1,937

International Segment - three months ended June 30, 2023 compared to the three months ended June 30, 2022

Product revenue, net. Product revenue, net was $5.7 million for each of the three months ended June 30, 2023 and June 30, 2022.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization was $1.1 million for each of the three months ended June 30, 2023 and June 30, 2022.

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $30,000, or 4%, to approximately $840,000 the three months ended June 30, 2023 compared to approximately $810,000 for the three months ended June 30, 2022.

General and administrative expenses. General and administrative expenses increased by approximately $40,000, or 9%, to approximately $510,000 for the three months ended June 30, 2023 compared to approximately $470,000 for the three months ended June 30, 2022.

Sales and marketing expenses. Sales and marketing expenses decreased by approximately $730,000, or 35%, to approximately $1.4 million for the three months ended June 30, 2023, compared to approximately $2.1 million for the three months ended June 30, 2022. The decrease was primarily attributable to a decrease of approximately $680,000 in marketing costs, including costs to attend conventions, costs related to our direct to patient marketing campaign and costs associated with customer engagement.

International Segment - six months ended June 30, 2023 compared to the six months ended June 30, 2022

Product revenue, net. Product revenue, net increased by approximately $990,000, or 9%, to approximately $11.6 million for the six months ended June 30, 2023, compared to approximately $10.6 million for the six months ended June 30, 2022. The increase in international product revenue, net for the six months ended June 30, 2023, as reported in U.S. dollars, was primarily due to an increase in end user demand.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by approximately $290,000, or 15%, to approximately $2.3 million for the six months ended June 30, 2023, compared to approximately $2.0 million for the six months ended June 30, 2022.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $130,000, or 8%, to approximately $1.6 million for the six months ended June 30, 2023, compared to approximately $1.7 million for the six months ended June 30, 2022. The decrease was primarily attributable to a decrease of $140,000 in personnel and consultant costs.

General and administrative expenses. General and administrative expenses increased by approximately $340,000, or 38%, to approximately $1.2 million for the six months ended June 30, 2023 compared to approximately $890,000 for the six months ended June 30,

2022. The increase was primarily attributable to an increase in bad debt expense related to a former distributor of $190,000 and $170,000 of logistics fees during the six months ended June 30, 2023.

Sales and marketing expenses. Sales and marketing expenses decreased by approximately $1.3 million, or 32%, to approximately $2.8 million for the six months ended June 30, 2023, compared to approximately $4.1 million for the six months ended June 30, 2022. The decrease was primarily attributable to a decrease of approximately $1.2 million in marketing costs, including costs to attend conventions, costs related to our direct to patient marketing campaign and costs associated with customer engagement.

Operating Cost Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	$1,033	$1,799	$3,266	$3,259
GENERAL AND ADMINISTRATIVE EXPENSES	2,619	2,112	4,814	4,393
SALES AND MARKETING EXPENSES	225	133	291	250
OPERATING EXPENSES	3,877	4,044	8,371	7,902
SEGMENT LOSS FROM OPERATIONS	$(3,877)	$(4,044)	$(8,371)	$(7,902)

Operating Cost Segment - three months ended June 30, 2023 compared to the three months ended June 30, 2022

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $780,000, or 43%, to approximately $1.0 million for the three months ended June 30, 2023, compared to approximately $1.8 million for the three months ended June 30, 2022. The decrease was primarily attributable to decreases of approximately $560,000 of clinical study costs associated with the NEW DAY study as well as safety and quality costs and $140,000 in personnel costs.

General and administrative expenses. General and administrative expenses increased by approximately $510,000, or 24%, to approximately $2.6 million for the three months ended June 30, 2023, compared to approximately $2.1 million for the three months ended June 30, 2022. The increase was primarily attributable to increases of approximately $410,000 in professional fees and $130,000 in office costs.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $90,000 or 69% to approximately $220,000 for the three months ended June 30, 2023, compared to approximately $130,000 for the three months ended June 30, 2022.

Operating Cost Segment - six months ended June 30, 2023 compared to the six months ended June 30, 2022

Research, development and medical affairs expenses. Research, development and medical affairs expenses were approximately $3.3 million for the each of the six months ended June 30, 2023 and June 30, 2022.

General and administrative expenses. General and administrative expenses increased by approximately $420,000, or 10%, to approximately $4.8 million for the six months ended June 30, 2023, compared to approximately $4.4 million for the six months ended June 30, 2022. The increase was primarily attributable to increases of approximately $770,000 in professional fees, partially offset by a decrease in insurance costs of $420,000.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $40,000 or 16% to approximately $290,000 for the six months ended June 30, 2023, compared to approximately $250,000 for the six months ended June 30, 2022.

Other

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	$25	$45	$47	$82
GENERAL AND ADMINISTRATIVE EXPENSES	143	170	298	389
SALES AND MARKETING EXPENSES	49	52	97	110
DEPRECIATION AND AMORTIZATION	1,866	670	2,547	1,359
OPERATING EXPENSES	2,083	937	2,989	1,940
SEGMENT LOSS FROM OPERATIONS	$(2,083)	$(937)	$(2,989)	$(1,940)

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

Operating expenses. Operating expenses in Other increased by approximately $1.1 million, or 122%, to approximately $2.1 million for the three months ended June 30, 2023, compared to approximately $940,000 for the three months ended June 30, 2022. The increase was primarily attributable to an increase of $1.2 million in depreciation and amortization expenses.

Operating expenses. Operating expenses in Other increased by approximately $1.0 million, or 54%, to approximately $3.0 million for the six months ended June 30, 2023, compared to approximately $1.9 million for the six months ended June 30, 2022. The increase was primarily attributable to an increase of $1.1 million in depreciation and amortization expenses.

Depreciation and amortization. Depreciation and amortization increased by approximately $1.2 million, or 179%, to approximately $1.9 million for the three months ended June 30, 2023, compared to approximately $670,000 for the three months ended June 30, 2022. The increase was primarily attributable to amortization of the YUTIQ intangible asset which was acquired in May 2023.

Depreciation and amortization. Depreciation and amortization increased by approximately $1.2 million, or 87%, to approximately $2.5 million for the six months ended June 30, 2023, compared to approximately $1.4 million for the six months ended June 30, 2022. The increase was primarily attributable to amortization of the YUTIQ intangible asset which was acquired in May 2023.

Liquidity and Capital Resources

Overview

Since inception, we have incurred recurring losses, negative cash flow from operations and have accumulated a deficit in stockholders’ equity of $412.8 million as of June 30, 2023. As of June 30, 2023, we had approximately $18.8 million in cash and cash equivalents. In March 2023 we received $12.0 million in gross proceeds from the Tranche 1 closing of our Series B Preferred Stock financing and an additional $2.5 million in cash in connection with the Fifth Amendment to the 2019 Loan Agreement. We have used these funds to commercialize ILUVIEN, to fund our NEW DAY clinical trial and for general corporate purposes. In May 2023 we received $67.0 million in gross proceeds from the Tranche 2 closing of our Series B Preferred Stock financing and an additional $20.0 million in cash in connection with the Sixth Amendment to the 2019 Loan Agreement. We used these funds to fund a portion of the upfront payment to acquire the commercial rights for YUTIQ.

Indebtedness

Loans from SLR Investment Corp. (SLR). In December 2019, we refinanced our previously outstanding debt facility by entering into a $45.0 million loan and security agreement (the 2019 Loan Agreement) with SLR, as Agent, and the parties signing the loan agreement from time to time as Lenders, including SLR in its capacity as a Lender (collectively, the Lenders). The 2019 Loan Agreement has been amended on multiple occasions.

On February 22, 2022, we entered into a Third Amendment to the 2019 Loan Agreement (the Third Amendment), which, among other things:

(a)specified the minimum revenue amount, calculated on a trailing six-month basis and tested at the end of each calendar quarter in 2022, that we must achieve for each such period (the Third Revenue Covenant);

(b)consented to maintaining a lower minimum revenue amount under the Third Revenue Covenant for the trailing six-month period ended December 31, 2021 than previously required under the 2019 Loan Agreement (and waived any event of default that may have occurred or may be deemed to have occurred as a result of our lower revenue amount for that period); and

(c)required that the Third Revenue Covenant be tested at June 30, 2023 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of our projected revenues in accordance with an annual plan we must submit to the Collateral Agent by January 15 of such year, such plan to be thereafter approved by our Board and the Collateral Agent in its sole discretion no later than February 28 of such year.

On December 7, 2022, we entered into a Fourth Amendment to the 2019 Loan Agreement (the Fourth Amendment), which, among other things:

(a)extended the amortization date from January 1, 2023 to April 1, 2023, provided that such date could be further extended to July 1, 2023 upon our request and in consultation with the Lenders, in each of the Lenders’ sole discretion;

(b)specified the minimum revenue amount, calculated on a trailing six-month basis and tested at the end of each calendar quarter in 2023, that we must achieve for each such period (the Fourth Revenue Covenant); and

(c)required that the Fourth Revenue Covenant be tested at June 30, 2024 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of our projected revenues in accordance with an annual plan submitted to the Collateral Agent by January 15th of such year, such plan to be thereafter approved by the Board and the Collateral Agent in its sole discretion no later than February 28 of such year.

On March 24, 2023, we entered into a Fifth Amendment to the 2019 Loan Agreement (the Fifth Amendment), which among other things:

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

(d)extended the maturity date to April 30, 2028 and the interest-only period to April 30, 2025, which may be extended an additional 12 months if the Company meets certain financial targets by June 30, 2025; and

(e)specified the minimum revenue amount, calculated on a trailing six-month basis beginning with the six month period ended June 30, 2023, and tested at the end of each calendar quarter, that the Company must achieve for each such.

On May 17, 2023 we entered into a Sixth Amendment to the 2019 Loan Agreement (the Sixth Amendment and the 2019 Loan Agreement as so amended, the Amended Loan Agreement), which among other things, increased the term loan available to $20,000,000 and fully funded the term loan, and specified the minimum revenue amount calculated on a trailing six-month basis and tested at the end of each calendar quarter in 2023 and 2024, that we must achieve for each such period. We currently have no additional borrowing capacity, and the 2019 Loan Agreement generally prohibits any additional debt unless we obtain the prior consent of the lenders.

The Federal Reserve raised interest rates seven times in 2022 and four times to date in 2023 and has indicated it may continue to do so to combat the effects of inflation. An increase in SOFR would increase our interest costs. Significant increases in our interest costs could materially and adversely affect our results of operations and our ability to pay amounts due under the 2019 Loan Agreement, and any increase in the interest we pay would reduce our cash available for working capital, acquisitions, and other uses.

During 2022 and at June 30, 2023, we maintained compliance with our revenue covenant at each reportable date. We expect to comply with the revenue covenant for the remaining measurement dates in 2023. If we fail to comply with the revenue covenant and the lenders do not provide consent and waiver, acceleration of the maturity of the loan is one of the remedies available to the lenders. If the lenders accelerate the maturity of the loan, we would be forced to find alternative financing or enter into an alternative agreement with the lenders. We cannot be sure that alternative financing will be available when needed or that, if available, the alternative financing could be obtained on terms that are not significantly detrimental to us or our stockholders.

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

Series B Preferred Stock Financings

In March 2023, we issued and sold an aggregate of 12,000 shares of Series B Convertible Preferred Stock at a per-share purchase price of $1,000 and warrants to purchase common stock for aggregate gross proceeds of $12.0 million. In May 2023, we issued and sold an aggregate of 67,000 shares of Series B Convertible Preferred Stock at a per-share purchase price of $1,000 and warrants to purchase common stock for aggregate gross proceeds of $67.0 million. On August 1, 2023, we amended the Certificate of Designation of Series B Convertible Preferred Stock to allow for the issuance of the Pre-Funded Warrants. See “—Recent Developments”.

Current Cash Position

As of June 30, 2023, we had approximately $18.8 million in cash and cash equivalents, an increase of $13.5 million from the $5.3 million in cash and cash equivalents that we reported as of December 31, 2022. As previously disclosed, we have used some of our cash and cash equivalents to invest in targeted spending programs in both the U.S. and international markets to drive reengagement with physicians and accelerate our growth.

We may need to raise alternative or additional financing to fund our operations and support growth. For example, in March 2023, the Federal Deposit Insurance Corporation (FDIC) took control and was appointed receiver for a number of banks, including Silicon Valley Bank and Signature Bank, and in May 2023 JP Morgan acquired First Republic Bank as part of a controlled FDIC takeover. As of the date of this report, we do not have direct exposure to SVB or Signature, but we cannot predict the broader impact or follow-on effects of these insolvencies. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened. The source, timing, and availability of any future financing will depend upon market conditions and other factors that may be outside of our control. Funding may not be available when needed, at all, or on terms acceptable us. If we were to raise additional funds by issuing equity securities, substantial dilution to existing stockholders could result, and the terms of any new equity securities may have a preference over our common stock. If we were to attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining those agreements, or in receiving milestone or royalty payments under them. If we were to attempt to raise additional funds through debt financing, we would be required to obtain the permission or participation of SLR, which we might not be able to obtain. Because of these factors and the requirement to satisfy the Revenue Covenant and our history of recurring losses and negative cash flow from operations, there may be doubt about our ability to continue as a going concern within one year after the issuance of the Interim Financial Statements. However, we believe the current cash reserves and expected revenue from operations are sufficient to fund our operation for at least the next 12 months.

Sources and Uses of Cash for the six months ended June 30, 2023 compared to the six months ended June 30, 2022

For the six months ended June 30, 2023, net cash used in our operations was approximately $8.2 million. The cash used in our operations was impacted by our net loss of approximately $15.0 million, a net increase of $2.9 million in accounts receivable, and a net decrease of $1.9 million in accounts payable, accrued expenses and other current liabilities. Cash used in operations for the six months ended June 30, 2023 was offset by $2.5 million of non-cash depreciation and amortization, $1.1 million loss on the extinguishment of debt associated with the Sixth Amendment, an increase in long-term liabilities of $920,000, a decrease of $560,000 in inventory, $490,000 of non-cash interest expense associated with the amortization of our debt discount and deferred financing costs, and $440,000 of non-cash stock-based compensation expense.

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

For the six months ended June 30, 2023, net cash used in our investing activities was approximately $75.4 million, which was primarily due to the acquisition of intangible assets in May 2023.

For the six months ended June 30, 2022, net cash used in our investing activities was approximately $40,000.

For the six months ended June 30, 2023, net cash provided by our financing activities was approximately $97.1 million, which was primarily due to the $78.3 million gross proceeds from the closings of our Series B Preferred Stock financings, the $22.5 million received in connection with the Fifth and Sixth Amendments to the 2019 Loan Agreement, and $2.4 million received in connection with common stock issuances. The cash provided was partially offset by $4.1 million of debt issuance costs, the $940,000 repurchase of Series A Preferred Stock, $510,000 in preferred stock issuance costs, and the $310,000 repurchase of common stock.

For the six months ended June 30, 2022, net cash used in our financing activities was approximately $170,000, which was primarily due to payments of finance lease obligations.

Contractual Obligations and Commitments

The NEW DAY Study. In January 2020, we began entering into agreements with contract research organizations (CROs) and physician clinics in connection with a multicenter, single masked, randomized and controlled trial designed to generate prospective data evaluating ILUVIEN as a baseline therapy in the treatment of DME and demonstrate its advantages over the current standard of care of repeat anti-VEGF injections (the NEW DAY Study). The NEW DAY Study is planned to enroll approximately 300 treatment-naïve, or almost naïve, DME patients in approximately 40 sites around the U.S. For the three months ended June 30, 2023 and 2022, we incurred approximately $1.4 million and $1.1 million, respectively, of expense associated with the NEW DAY Study. For the six months ended June 30, 2023 and 2022, we incurred approximately $2.8 million and $2.1 million, respectively, of expense associated with the NEW DAY Study. In connection with the NEW DAY Study, we expect to incur additional expenses of approximately $4.2 million for the remainder of 2023, and $2.1 million in 2024.

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

Manufacturing Services Agreement with Cadence. On October 30, 2020, we entered into a Manufacturing Services Agreement (the Cadence Agreement) with Cadence, Inc., for the manufacture of certain component parts of the ILUVIEN applicator (the components) at its facility near Pittsburgh, Pennsylvania. Under the Cadence Agreement, we will pay certain per-unit prices based on regularly scheduled shipments of a minimum number of components. The initial term of the Cadence Agreement expires on October 30, 2025. After the expiration of the initial term, the Cadence Agreement will automatically renew for separate, successive one-year terms unless either party provides written notice to the other party that it does not intend to renew the Cadence Agreement at least 24 months before the end of the term. The Cadence Agreement may be terminated by either party under certain circumstances. We have transferred the manufacturing of component parts of the ILUVIEN inserter to Cadence from our prior manufacturer and have spent cash resources to purchase new equipment, to update clean room facilities and to assist in the regulatory approval process. In connection with the Cadence Agreement, we expect to be invoiced approximately $650,000 in 2023.

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

Foreign Exchange

Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. The impact of fluctuations in foreign currency exchange rates decreased our net product revenue for the six months ended June 30, 2023 by approximately $440,000.

We expect foreign currency exchange rate fluctuations will have an unfavorable impact through the end of the year.

Non-GAAP Financial Measure

We are subject to variability of our reported U.S. dollar results due to changes in foreign currency exchange rates. Those changes have been volatile over the past several years. The adjustment of the effects of foreign currency exchange in our international segment as if foreign exchange rates had remained constant with the prior periods, or what we refer to as adjusted net product revenue, is a non-GAAP financial measure as defined in Regulation G promulgated under the Securities Exchange Act of 1934, as amended. We report our financial results in compliance with GAAP but believe that adjusting our net product revenue to exclude fluctuations in foreign currency exchange rates allows management to better understand our ongoing operations and analyze our financial performance from period to period. We also believe this non-GAAP financial measure provides additional information to investors that enables enhanced comparison to prior periods and additional insight into the underlying performance of our business outside of the U.S. Net product revenue for the three and six months ended June 30, 2023 has been adjusted in certain instances in this report to exclude the impact of fluctuations in foreign currency exchange rates in the comparisons to GAAP net product revenue for the three and six months ended June 30, 2022. See the table below entitled “Reconciliation of GAAP Net Product Revenue to Non-GAAP Adjusted Net Product Revenue.” GAAP net product revenue is the most directly comparable GAAP financial measure to adjusted net product revenue.

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

RECONCILIATION OF GAAP NET PRODUCT REVENUE TO NON-GAAP ADJUSTED NET PRODUCT REVENUE

Amounts presented for the three and six-month periods ended June 30, 2022 are our reported amounts we prepared in accordance with GAAP

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
GAAP NET PRODUCT REVENUE	$17,538	$14,604	$31,084	$26,502
Adjustment to net product revenue:
Foreign currency fluctuations, net	136	—	(137)	—
NON-GAAP ADJUSTED NET PRODUCT REVENUE	$17,674	$14,604	$30,947	$26,502

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

In the 2022 Form 10-K, we identify under Item 1A of Part I important factors that could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. However, the risks described in the 2022 Form 10-K are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations. There have been no material changes in our risk factors since the filing of the 2022 Form 10-K, other than the addition of the text below.

Failure to integrate YUTIQ or any business, product or technology we may acquire in the future, will cause our business, financial condition and operating results to suffer.

Integrating any business, product or technology, including YUTIQ, we acquire is expensive and time-consuming and can disrupt and adversely affect our ongoing business, including product sales, and distract our management. Our ability to successfully integrate any business, product or technology we acquire depends on a number of factors, including, but not limited to, our ability to:

•minimize the disruption and distraction of our management and other employees in connection with the integration of any acquired business, product or technology;

•maintain and increase sales of our existing products;

•establish or manage the transition of the manufacture and supply of any acquired product, including the necessary active pharmaceutical ingredients, excipients and components;

•identify and add the necessary sales, marketing, manufacturing, regulatory and other related personnel, capabilities and infrastructure that are required to successfully integrate any acquired business, product or technology;

•manage the transition and migration of all commercial, financial, legal, clinical, regulatory and other pertinent information relating to any acquired business, product or technology;

•comply with legal, regulatory and contractual requirements applicable to any acquired business, product or technology;

•obtain and maintain adequate coverage, reimbursement and pricing from managed care, government and other third-party payors with respect to any acquired product; and

•maintain and extend intellectual property protection for any acquired product or technology.

If we are unable to perform the above functions or otherwise effectively integrate YUTIQ or any businesses, products or technologies we may acquire in the future, our business, financial condition and operating results will suffer.

In addition, we may not to achieve the expected financial performance or synergies from businesses, products or technologies we acquire, including YUTIQ or may experience unexpected delays, challenges and expenses, and unexpected costs associated with integrating and operating the acquired business, product or technology.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

On August 8, 2023, the Compensation Committee of our Board of Directors approved a one-time special cash bonus in the amount of £61,000 and $75,000, respectively, for Philip Ashman, Ph.D., our Chief Operating Officer and Senior Vice President Commercial Operations Europe, and David Holland, our Chief Marketing Officer, Senior Vice President Corporate Communications and Managed Markets.  The special bonuses are payable in a lump sum and were awarded in recognition of their leadership and significant contributions to the Company, including in connection with our acquisition of the YUTIQ commercialization rights and the improvement of our capital structure and balance sheet through our recent equity and debt financings. These special bonuses are separate from any annual cash bonuses that may be awarded for the year ended December 31, 2023.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1

Product Rights Agreement, dated May 17, 2023, by and among Alimera Sciences, Inc. and EyePoint Pharmaceuticals, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as filed on May 18, 2023, and incorporated herein by reference).***

3.1

Restated Certificate of Incorporation of Registrant, as amended on various dates (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, as filed on March 2, 2020, and incorporated herein by reference).

3.2

Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed on March 27, 2023, and incorporated herein by reference).

3.3

Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed on May 18, 2023, and incorporated herein by reference).

3.4

Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed on August 2, 2023, and incorporated herein by reference).

3.5	Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 2, 2020 and incorporated herein by reference).
10.1

Commercial Supply Agreement, dated May 17, 2023, by and among Alimera Sciences, Inc. and EyePoint Pharmaceuticals, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on May 18, 2023, and incorporated herein by reference).***

10.2

Joinder and Amendment to Securities Purchase Agreement, dated May 17, 2023, by and among Alimera Sciences, Inc. and the purchasers party thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on May 18, 2023, and incorporated herein by reference).

10.3*

Sixth Amendment to Loan and Security Agreement dated as of May 17, 2023, by and among Alimera Sciences, Inc., SLR Investment Corp., as Collateral Agent, and the parties signatory thereto as Lenders, including SLR in its capacity as a Lender.***

10.4*

Omnibus Exit Fee Agreement dated as of May 17, 2023, by and among Alimera Sciences, Inc., SLR Investment Corp., as Collateral Agent, and the parties signatory thereto as Lenders, including SLR in its capacity as a Lender.

10.5*	Joinder and Amendment to Registration Rights Agreement dated as of May 17, 2023, by and among Alimera Sciences, Inc. and the purchasers party thereto.
31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Deficit and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

*Filed herewith

**Furnished herewith

***Certain confidential information contained in this agreement has been omitted because it is (i) not material and (ii) something the company actually treats as confidential.

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

ALIMERA SCIENCES, INC.

August 11, 2023	By:	/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
President and Chief Executive Officer
(Principal Executive Officer)