Form 10-Q
period 2023-09-30
ALIMERA SCIENCES INC
filed 2023-11-02
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 27, 2023, there were 52,416,841 shares of the registrant’s Common Stock issued and outstanding.

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

We encourage you to read management’s discussion and analysis of our financial condition and results of operations and our accompanying unaudited interim condensed consolidated financial statements and notes thereto (Interim Financial Statements) contained in this Quarterly Report on Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. There can be no assurance that we will in fact achieve the actual results or developments we anticipate or, even if we do substantially realize them, that they will have the expected consequences to, or effects on, us. Therefore, we can give no assurances that we will achieve the outcomes stated in those forward-looking statements, projections and estimates.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(In thousands, except share and per share data)
CURRENT ASSETS:
Cash and cash equivalents	$8,285	$5,274
Restricted cash	31	30
Accounts receivable, net	33,943	19,612
Prepaid expenses and other current assets	4,383	2,892
Inventory	1,760	1,605
Total current assets	48,402	29,413
NON-CURRENT ASSETS:
Property and equipment, net	2,442	2,525
Right-of-use assets, net	1,176	1,395
Intangible assets, net	101,975	8,957
Deferred tax asset	127	129
Warrant asset	70	183
TOTAL ASSETS	$154,192	$42,602
CURRENT LIABILITIES:
Accounts payable	$6,205	$10,088
Accrued expenses	6,010	3,998
Accrued licensor payment	5,313	—
Notes payable	—	25,313
Finance lease obligations	193	333
Total current liabilities	17,721	39,732
NON-CURRENT LIABILITIES:
Notes payable, net of discount	64,222	18,683
Accrued licensor payments	17,537	—
Other non-current liabilities	5,872	4,995
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value — 10,000,000 shares authorized at September 30, 2023 and December 31, 2022:
Series A Convertible Preferred Stock, none authorized, issued and outstanding at September 30, 2023; 1,300,000 authorized and 600,000 issued and outstanding at December 31, 2022; liquidation preference of $24,000 at December 31, 2022	—	19,227
Common stock, $.01 par value — 150,000,000 shares authorized, 52,416,841 shares issued and outstanding at September 30, 2023 and 6,995,513 shares issued and outstanding at December 31, 2022	524	70
Common stock warrants	4,396	—
Additional paid-in capital	461,622	378,238
Accumulated deficit	(414,708)	(415,388)
Accumulated other comprehensive loss	(2,994)	(2,955)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	48,840	(20,808)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$154,192	$42,602

See Notes to Unaudited Interim Condensed Consolidated Financial Statements (Interim Financial Statements).

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except share and per share data)

NET REVENUE	$23,364	$13,598	$54,448	40,100
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(2,758)	(2,006)	(7,211)	(5,852)
GROSS PROFIT	20,606	11,592	47,237	34,248
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	4,045	4,483	11,857	11,998
GENERAL AND ADMINISTRATIVE EXPENSES	3,607	3,352	12,151	9,537
SALES AND MARKETING EXPENSES	7,940	6,504	20,178	20,222
DEPRECIATION AND AMORTIZATION	3,160	664	5,707	2,023
OPERATING EXPENSES	18,752	15,003	49,893	43,780
INCOME (LOSS) FROM OPERATIONS	1,854	(3,411)	(2,656)	(9,532)
INTEREST EXPENSE AND OTHER	(2,070)	(1,500)	(5,431)	(4,247)
UNREALIZED FOREIGN CURRENCY (LOSS) GAIN, NET	(138)	(67)	(158)	79
LOSS ON EXTINGUISHMENT OF DEBT	—	—	(1,079)	—
CHANGE IN FAIR VALUE OF WARRANT ASSET	(22)	(267)	(113)	(598)
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	(925)	—	(6,836)	—
NET LOSS BEFORE TAXES	(1,301)	(5,245)	(16,273)	(14,298)
INCOME TAX PROVISION	(53)	(12)	(78)	(29)
NET LOSS	(1,354)	(5,257)	(16,351)	(14,327)
PREFERRED STOCK DIVIDENDS	(576)	—	(1,259)	—
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,930)	$(5,257)	$(17,610)	$(14,327)
NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS — Basic and Diluted	$(0.06)	$(0.75)	$(1.11)	$(2.05)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and Diluted	32,106,014	6,996,575	15,835,807	6,995,695

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
NET LOSS	$(1,354)	$(5,257)	$(16,351)	$(14,327)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(211)	(644)	(39)	(1,923)
TOTAL OTHER COMPREHENSIVE LOSS	(211)	(644)	(39)	(1,923)
COMPREHENSIVE LOSS	$(1,565)	$(5,901)	$(16,390)	$(16,250)

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,351)	(14,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,707	2,023
Loss on extinguishment of debt	1,079	—
Unrealized foreign currency transaction (gain) loss, net	158	(79)
Amortization of debt discount and deferred financing costs	755	853
Stock-based compensation expense	630	723
Change in fair value of warrant asset	113	598
Change in fair value of warrant liability	6,836	—
Changes in assets and liabilities:
Accounts receivable	(14,442)	(963)
Prepaid expenses and other current assets	(1,355)	317
Inventory	(150)	739
Accounts payable	(3,867)	428
Accrued expenses and other current liabilities	2,034	249
Other long-term liabilities	822	(285)
Net cash used in operating activities	(18,031)	(9,724)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(175)	(171)
Purchase of intangible assets	(75,272)	—
Net cash used in investing activities	(75,447)	(171)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B Convertible Preferred Stock	78,617	—
Series B Convertible Preferred Stock issuance costs	(1,197)	—
Proceeds from issuance of common stock	2,404	40
Proceeds from exercise of stock options	—	15
Issuance of debt	22,500	—
Payment of debt costs	(4,108)	—
Payment of finance lease obligations	(387)	(164)
Repurchase of Series A Preferred Stock	(938)	—
Repurchase of common stock	(314)	—
Net cash provided by (used in) financing activities	96,577	(109)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(87)	(998)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	3,012	(11,002)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	5,304	16,544
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$8,316	$5,542
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$4,495	$3,253
Cash paid for income taxes	$21	$224
Supplemental schedule of non-cash investing and financing activities:
Note payable end of term payment accrued but unpaid	$3,375	$2,250
Intangible asset acquired but unpaid	$22,850	$—

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Series A		Series B
			Convertible		Convertible					Accumulated
	Common Stock		Preferred Stock		Preferred Stock		Additional	Common		Other
							Paid-In	Stock	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Loss	Total
2022	(In thousands, except share data)
Balance, December 31, 2021	6,935,154	$69	600,000	$19,227	—	$—	$377,229	$—	$(397,281)	$(1,849)	$(2,605)
Issuance of common stock, net of issuance costs	57,500	1	—	—	—	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	—	—	312	—	—	—	312
Net loss	—	—	—	—	—	—	—	—	(5,955)	—	(5,955)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(356)	(356)
Balance, March 31, 2022	6,992,654	$70	600,000	$19,227	—	$—	$377,541	—	$(403,236)	$(2,205)	$(8,603)
Issuance of common stock, net of issuance costs	10,307	—	—	—	—	—	39	—	—	—	39
Forfeitures of restricted stock	(7,500)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	267	—	—	—	267
Net loss	—	—	—	—	—	—	—	—	(3,115)	—	(3,115)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(923)	(923)
Balance, June 30, 2022	6,995,461	$70	600,000	$19,227	—	$—	$377,847	—	$(406,351)	$(3,128)	$(12,335)
Stock option exercises	2,562	—	—	—	—	—	15	—	—	—	15
Stock-based compensation expense	—	—	—	—	—	—	143	—	—	—	143
Net loss	—	—	—	—	—	—	—	—	(5,257)	—	(5,257)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(644)	(644)
Balance, September 30, 2022	6,998,023	$70	600,000	$19,227	—	$—	$378,005	$—	$(411,608)	$(3,772)	$(18,078)

2023
Balance, December 31, 2022	6,995,513	$70	600,000	$19,227	—	$—	$378,238	$—	$(415,388)	$(2,955)	$(20,808)
Issuance of common stock, net of issuance costs	597,000	6	—	—	—	—	(6)	—	—	—	—
Repurchase of common stock	(200,919)	(2)					(312)		—	—	(314)
Repurchase of Preferred Stock - Series A	—	—	(600,000)	(19,227)	—	—	—	—	18,289	—	(938)
Issuance of Preferred Stock - Series B	—	—	—	—	12,000	7,714	—	—	—	—	7,714
Preferred stock dividends	—	—	—	—	—	14	—	—	(14)	—	—
Stock-based compensation expense	—	—	—	—	—	—	226	—	—	—	226
Net loss	—	—	—	—	—	—	—	—	(4,968)	—	(4,968)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	172	172
Balance, March 31, 2023	7,391,594	$74	—	$—	12,000	$7,728	$378,146	$—	$(402,081)	$(2,783)	$(18,916)
Issuance of common stock, net of issuance costs	1,415,133	14	—	—	—	—	34	—	—	—	48
Forfeitures of restricted stock	(3,000)	—	—	—	—	—	—	—	—	—	—
Issuance of Preferred Stock - Series B	—	—	—	—	66,617	66,328	2,355		—	—	68,683
Preferred stock dividends	—	—	—	—	—	669	—		(669)	—	—
Forfeiture of common stock warrants	—	—	—	—	—	—	6,227		—	—	6,227
Stock-based compensation expense	—	—	—	—	—	—	217	—	—	—	217
Net loss	—	—	—	—	—	—	—	—	(10,029)	—	(10,029)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2023	8,803,727	$88	—	$—	78,617	$74,725	$386,979	$—	$(412,779)	$(2,783)	$46,230
Conversion of Preferred Stock - Series B	43,617,114	436	—	—	(78,617)	(75,300)	74,455	—	—	—	(409)

Conversion of Preferred Stock - Series B into common stock warrants	—	—	—	—	—	—	—	4,396	—	—	4,396
Forfeitures of restricted stock	(4,000)	—	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	575	—	—	(575)	—	—
Stock-based compensation expense	—	—	—	—	—	—	188	—	—	—	188
Net loss	—	—	—	—	—	—	—	—	(1,354)	—	(1,354)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(211)	(211)
Balance, September 30, 2023	52,416,841	$524	—	$—	—	$—	$461,622	$4,396	$(414,708)	$(2,994)	$48,840

See Notes to Interim Financial Statements.

1. NATURE OF OPERATIONS

Alimera Sciences, Inc., together with its wholly owned subsidiaries (the Company), is a pharmaceutical company that specializes in the commercialization and development of ophthalmic pharmaceuticals. The Company was formed on June 4, 2003 under the laws of the State of Delaware.

The Company presently focuses on diseases affecting the retina, because the Company believes these diseases are not well treated with current therapies and affect millions of people globally. The Company’s products are ILUVIEN® (fluocinolone acetonide intravitreal implant) 0.19 mg, which has received marketing authorization and reimbursement in 24 countries for the treatment of diabetic macular edema (DME), and YUTIQ® (fluocinolone acetonide intravitreal implant) 0.18 mg, available in the United States for the treatment and prevention of non-infectious uveitis affecting the posterior segment of the eye (NIU-PS).

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

The Company markets ILUVIEN directly in the U.S., Germany, the U.K., Portugal and Ireland. In addition, the Company has entered into various agreements under which distributors are providing or will provide regulatory, reimbursement and sales and marketing support for ILUVIEN in Austria, Belgium, the Czech Republic, Denmark, Finland, France, Italy, Luxembourg, the Netherlands, Norway, Spain, Sweden, Switzerland, Australia, New Zealand and several countries in the Middle East. In addition, the Company has granted an exclusive license to Ocumension Therapeutics for the development and commercialization of the Company’s 0.19 mg fluocinolone acetonide intravitreal injection in China, East Asia and the Western Pacific. As of September 30, 2023, the Company has recognized sales of ILUVIEN to its international distributors in the Middle East, China, Austria, Belgium, Czech Republic, France, Italy, Luxembourg, Spain, the Netherlands, and the Nordic Region.

In the U.S., YUTIQ is indicated for the treatment and prevention of chronic NIU-PS of the eye. The Company has the rights to commercialize YUTIQ under a product rights agreement dated May 17, 2023 (the Product Rights Agreement) with EyePoint Pharmaceuticals, Inc. (EyePoint Parent) in the entire world, except Europe, the Middle East and Africa as the Company had previously licensed from EyePoint Pharmaceuticals US, Inc. (EyePoint) rights in those territories to certain products, which included YUTIQ (known as ILUVIEN in Europe, the Middle East and Africa) for the prevention of relapse in recurrent non-infectious uveitis affecting the posterior segment. (See Note 16) The Product Rights Agreement also excludes any rights to YUTIQ for the treatment and prevention of chronic NIU-PS in China and certain other countries and regions in Asia, which rights are subject to a pre-existing exclusive license between EyePoint Parent and Ocumension Therapeutics.

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

As of September 30, 2023, the Company had approximately $8,316,000 in cash and cash equivalents. Based on the Company’s updated evaluation of its ability to continue as a going concern, the Company has concluded that the factors which previously raised substantial doubt about its ability to continue as a going concern no longer exist as of the issuance date of the accompanying unaudited interim condensed consolidated financial statements. The Company believes its commercial operations, including its rights under the Product Rights Agreement to commercialize YUTIQ, will generate sufficient cash flow, combined with its current financial assets, to fund all conditional and unconditional financial obligations for at least the next 12 months.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the 2022 Form 10-K. Certain of the Company’s more significant accounting policies adopted in the current year are as follows:

Acquisition of Intangible Assets

The Company accounts for the acquisition of pharmaceutical product licenses as an asset acquisition in accordance with FASB ASC 805 – Business Combinations (ASC 805). ASC 805 specifies that if substantially all of the fair value of the gross assets acquired in a transaction are concentrated in a single identifiable asset or group of similar identifiable assets, then the set is not a business and is recorded as an asset acquisition. Under this model, the Company assigns the cost of the transaction to the acquired tangible assets, to the identified intangible assets and liabilities, and to any above or below-market contracts. The purchase price, including the direct amounts paid for the net assets in the transaction and any acquisition costs incurred that relate directly to the acquisition, is assigned based on the relative fair values of the assets acquired and liabilities assumed. The fair value of any identified intangible assets is determined at the acquisition date based on inputs and other factors based on market participants.

Adoption of New Accounting Standard

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the then current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. The standard became effective for the Company on January 1, 2023. The adoption of this ASU did not have a material impact on its financial statements.

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

Accounting Standards Issued but Not Yet Effective

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard was available until December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06 which extended the period of time preparers can utilize the reference-rate reform relief guidance in Topic 848. The guidance ensures the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, and the ASU defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company does not anticipate the adoption of this ASU will have a material impact on its financial statements.

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

Product Returns

The Company’s policies provide for product returns in the following circumstances: (a) expiration of shelf life on certain products; (b) product damaged while in the Customer’s possession; and (c) following product recalls. Generally, returns for expired product are accepted three months before and up to one year after the expiration date of the related product, and the related product is destroyed after it is returned. The Company may, at its option, either refund the sales price paid by the Customer by issuing a credit or exchange of the returned product for replacement inventory. The Company typically does not provide cash refunds. The Company estimates the proportion of recorded revenue that will result in a return by considering relevant factors, including historical returns experience, the estimated level of inventory in the distribution channel, the shelf life of products, and product recalls, if any.

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

5. LEASES

The Company evaluates all of its contracts to determine whether it is or contains a lease at inception. The Company reviews its contracts for options to extend, terminate or purchase any right-of-use assets and accounts for these, as applicable, at inception of the contract. Upon adoption of ASC 842, the Company elected the transition package of three practical expedients permitted within the standard. In accordance with the package of practical expedients, the Company did not reassess initial direct costs, lease classification or whether its contracts contain or are leases. The Company made an accounting policy election not to recognize right-of-use assets and liabilities for leases with a term of 12 months or less, or those that do not meet the Company’s capitalization threshold, unless the leases include options to renew or purchase the underlying asset that are reasonably certain to be exercised. Lease costs associated with those leases are recognized as incurred. The Company has also chosen the practical expedient that allows it to combine lease and non-lease components as a single lease component.

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

Supplemental balance sheet information as of September 30, 2023 and December 31, 2022 for the Company’s operating leases is as follows:

	September 30,	December 31,
	2023	2022
	(In thousands)
NON-CURRENT ASSETS:
Right-of-use assets, net	$1,176	$1,395
Total lease assets	$1,176	$1,395
CURRENT LIABILITIES:
Accrued expenses	$634	$768
NON-CURRENT LIABILITIES:
Other non-current liabilities	1,925	2,267
Total lease liabilities	$2,559	$3,035

The Company’s operating lease cost for the three and nine months ended September 30, 2023 was $123,000 and $415,000, respectively, and is included in general and administrative expenses in its condensed consolidated statement of operations. The Company’s operating lease cost for the three and nine months ended September 30, 2022 was $136,000 and $408,000, respectively, and is included in general and administrative expenses in its condensed consolidated statement of operations.

As of September 30, 2023, a schedule of maturity of lease liabilities under all of the Company’s operating leases is as follows:

Years Ending December 31	(In thousands)
2023 (remaining)	$165
2024	653
2025	474
2026	488
2027	503
Thereafter	1,052
Total	3,335
Less amount representing interest	(776)
Present value of minimum lease payments	2,559
Less current portion (as a portion of accrued expenses)	(634)
Non-current portion (as a portion of other non-current liabilities)	$1,925

Cash paid for operating leases was $177,000 and $528,000 during the three and nine months ended September 30, 2023, respectively. No right-of-use assets were obtained in connection with operating leases for the three and nine months ended September 30, 2023. Cash paid for operating leases was $61,000 and $193,000 during the three and nine months ended September 30, 2022, respectively. No right-of-use assets were obtained in connection with operating leases for the three and nine months ended September 30, 2022.

As of September 30, 2023, the weighted average remaining lease terms of the Company’s operating leases was 5.9 years. The weighted average discount rate used to determine the lease liabilities was 9.5%.

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

Supplemental balance sheet information as of September 30, 2023 and December 31, 2022 for the Company’s finance leases is as follows:

	September 30,	December 31,
	2023	2022
	(In thousands)
NON-CURRENT ASSETS:
Property and equipment, net	$487	$366
Total lease assets	$487	$366
CURRENT LIABILITIES:
Finance lease obligations	$193	$333
NON-CURRENT LIABILITIES:
Other non-current liabilities	227	131
Total lease liabilities	$420	$464

Depreciation expense associated with property and equipment under finance leases was approximately $69,000 and $59,000 for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense associated with property and equipment under finance leases was approximately $218,000 and $214,000 for the nine months ended September 30, 2023 and 2022, respectively. Interest expense associated with finance leases was $11,000 and $10,000 for the three months ended September 30, 2023 and 2022, respectively. Interest expense associated with finance leases was $32,000 and $31,000 for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, a schedule of maturity of lease liabilities under finance leases, together with the present value of minimum lease payments, is as follows:

Years Ending December 31	(In thousands)
2023 (remaining)	$91
2024	250
2025	175
2026	46
Total	562
Less amount representing interest	(142)
Present value of minimum lease payments	420
Less current portion	(193)
Non-current portion	$227

Cash paid for finance leases was $136,000 and $387,000 during the three and nine months ended September 30, 2023, respectively. The Company acquired $176,000 and $346,000 of property and equipment in exchange for finance leases during the three and nine months ended September 30, 2023, respectively. Cash paid for finance leases was $68,000 and $164,000 during the three and nine months ended September 30, 2022, respectively. No property or equipment was obtained in exchange for finance leases during the three and nine months ended September 30, 2022.

As of September 30, 2023, the weighted average remaining lease terms of the Company’s finance leases was 1.1 years. The weighted average discount rate used to determine the finance lease liabilities was 10.0%.

6. INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2023	2022
	(In thousands)
Component parts (1)	$683	$152
Work-in-process (2)	332	560
Finished goods	745	893
Total Inventory	$1,760	$1,605

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

The gross carrying amount of the intangible asset is $25,000,000, which is being amortized over approximately 13 years from the payment date. The amortization expense related to the intangible asset was approximately $489,000 for each of the three months ended September 30, 2023 and 2022. The amortization expense related to the intangible asset was approximately $1,451,000 for each of the nine months ended September 30, 2023 and 2022. The net book value of the intangible asset was $7,506,000 and $8,957,000 as of September 30, 2023 and December 31, 2022, respectively.

The estimated remaining amortization as of September 30, 2023 is as follows (in thousands):

Years Ending December 31	(In thousands)
2023 (remaining)	$489
2024	1,946
2025	1,940
2026	1,940
2027	1,191
Total	$7,506

YUTIQ Intangible Asset

On May 17, 2023 the Company was granted an exclusive and sublicensable right and license, pursuant to the Product Rights Agreement to commercialize YUTIQ for the treatment and prevention of uveitis in the entire world, except Europe, the Middle East and Africa, excluding any rights for the treatment and prevention of chronic NIU-PS of the eye in China and certain other countries and regions in Asia, which rights are subject to a pre-existing exclusive license between EyePoint and Ocumension Therapeutics. As a result, the Company paid EyePoint Parent an upfront payment of $75,000,000 and will make four quarterly additional guaranteed payments to EyePoint Parent totaling $7,500,000 in 2024 as well as royalties in 2025 through 2028 (see Note 16).

The gross carrying amount of the intangible asset is $98,122,000, which is being amortized over approximately 10 years from the initial payment date. The amortization expense related to the intangible asset since the acquisition was approximately $2,471,000 and $3,653,000 for the three and nine months ended September 30, 2023, respectively. The net book value of the intangible asset was $94,469,000 as of September 30, 2023.

The estimated remaining amortization as of September 30, 2023 is as follows (in thousands):

Years Ending December 31	(In thousands)
2023 (remaining)	$2,471
2024	9,831
2025	9,804
2026	9,804
2027	9,804
Thereafter	52,755
Total	$94,469

8. LICENSE AGREEMENTS

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

Following the signing of the New Collaboration Agreement, the Company retained a right to recover up to $15,000,000 of commercialization costs that were incurred prior to profitability of ILUVIEN and to offset a portion of future payments owed to EyePoint with these accumulated commercialization costs, referred to as the Future Offset. Due to the uncertainty of future net profits, the Company has fully reserved the Future Offset in the accompanying Interim Financial Statements. In March 2019, pursuant to the New Collaboration Agreement, the Company forgave $5,000,000 of the Future Offset in connection with the approval of ILUVIEN for NIU-PS in the U.K. As of September 30, 2023, the balance of the Future Offset was approximately $6,647,000, which is fully reserved.

During the three and nine months ended September 30, 2023 and 2022, the Company’s net royalty expense payable to EyePoint was 5.2%, which was reduced from 6% due to the recoverable balance of the Future Offset. The Company will be required to pay an additional 2% royalty on future global net revenues and other related consideration in excess of $75,000,000 in any year. During the three and nine months ended September 30, 2023, the Company recognized approximately $747,000 and $2,207,000, respectively, of royalty expense, which is included in cost of goods sold, excluding depreciation and amortization. As of September 30, 2023, approximately $741,000 of this royalty expense was included in the Company’s accounts payable. During the three and nine months ended September 30, 2022, the Company recognized approximately $705,000 and $2,080,000, respectively, of royalty expense which is included in cost of goods sold, excluding depreciation and amortization. Refer to Note 16 for a discussion on the Product Rights Agreement executed in May 2023 with EyePoint Parent.

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

The term of the License will continue (a) until the 10th anniversary of the latest first commercial sale of the Product in any country or jurisdiction in the Territory or (b) for as long as Ocumension HK is commercializing the Product in any part of the Territory, whichever is later. The term is subject to the Company’s right to partially terminate the License Agreement beginning on the 10th anniversary of the effective date with respect to any country or jurisdiction in the Territory in which Ocumension has not achieved at the time of termination first commercial sale and is not continuing to commercialize the Product. Ocumension will purchase Product from the Company at a fixed transfer price without royalty obligation on future sale (other than milestone payments as described above). Ocumension HK is responsible for all costs of development and commercialization in the Territory.

When the Company entered into the License Agreement, it also entered into a share purchase agreement and a warrant subscription agreement, which are discussed in Note 15.

9. LOAN AGREEMENTS

Loan Agreements with SLR Investment Corp.

On January 5, 2018, the Company entered into a $40,000,000 loan and security agreement with Solar Capital Ltd., as Collateral Agent, and the parties signatory thereto from time to time as Lenders, including Solar Capital Ltd. in its capacity as a Lender (the 2018 Loan Agreement). On December 31, 2019, the Company refinanced the 2018 Loan Agreement by entering into a $45,000,000 loan and security agreement (the 2019 Loan Agreement) with SLR Investment Corp. (SLR, f/k/a Solar Capital Ltd.), as Agent, and the parties signing the Loan Agreement from time to time as Lenders, including SLR in its capacity as a Lender (collectively, the Lenders). The Company has amended the 2019 Loan Agreement on multiple occasions, as set forth below.

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

The Company complied with the Revenue Covenant on September 30, 2023, expects to comply with the Revenue Covenant at the next reportable date, which is December 31, 2023, and the remainder of the Revenue Covenants through one year after these financial statements are issued.

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

Fair Value of Debt

The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing. Therefore, the carrying amount of the notes approximated their fair value at September 30, 2023 and December 31, 2022.

10. LOSS PER SHARE (EPS)

The Company follows ASC 260, Earnings Per Share (ASC 260), which requires the reporting of both basic and diluted earnings per share. Because the Company’s preferred stockholders participate in dividends equally with common stockholders (if the Company were to declare and pay dividends), the Company uses the two-class method to calculate EPS. However, the Company’s preferred stockholders are not contractually obligated to share in losses. On August 1, 2023, the Company’s stockholders approved the issuance of shares of common stock upon conversion of the Series B Preferred and the issuance of shares of common stock upon exercise of Pre-Funded Warrants (as defined in Note 11). The Company set August 15, 2023 as the date for the Mandatory Conversion (as defined in Note 11). The Pre-Funded Warrants have been included in the weighted average number of shares outstanding for purposes of computing Basic EPS as they are considered to be issuable for little to no consideration.

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

Common stock equivalent securities that would potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because they were either not classified as participating or would have been anti-dilutive, were as follows:

	September 30,
	2023	2022
Series A convertible preferred stock	—	601,504
Common stock warrants	1,600,000	—
Stock options	1,209,251	1,294,895
Total	2,809,251	1,896,399

11. PREFERRED STOCK

Securities Purchase Agreement

On March 24, 2023, the Company entered into a Securities Purchase Agreement (the Purchase Agreement) with certain investors (the Original Investors) for the sale of up to 27,000 shares of the Company’s newly designated Series B Convertible Preferred Stock, par value $0.01 per share (the Series B Preferred Stock) and warrants (the Warrants) to purchase up to 5,714,286 shares of the Company’s common stock, for an aggregate purchase price of $12,000,000. On March 24, 2023, the Company issued and sold an aggregate of 12,000 shares of Series B Preferred Stock at a per-share purchase price of $1,000 (the Stated Value) and the Warrants for aggregate gross proceeds of

$12,000,000 (the Tranche 1 Closing). The proceeds from the Tranche 1 Closing were used to fund development and commercialization of the Company’s existing drugs and general corporate purposes, as well as the Repurchase (as defined below).

The initial conversion price of the shares of Series B Preferred Stock issued at the Tranche 1 Closing was $2.10 (the Tranche 1 Conversion Price). The conversion price of the Series B Preferred Stock is subject to certain customary adjustments, including a weighted average anti-dilution adjustment.

The Certificate of Designation of the Series B Preferred Stock (the Certificate of Designation) provided that unless and until stockholder approval to issue the common stock underlying the Series B Preferred Stock was obtained (Stockholder Approval), the Series B Preferred Stock would not be convertible into common stock to the extent that such conversion would cause (i) the aggregate number of shares of common stock that would be issued pursuant to the Purchase Agreement and the transactions contemplated thereby to exceed 1,401,901 (19.99% of the voting power or number of shares of common stock, issued and outstanding immediately prior to the execution of the Purchase Agreement), which number would be reduced, on a share-for-share basis, by the number of shares of common stock issued or issuable pursuant to any transactions that may be aggregated with the transactions contemplated by the Purchase Agreement under applicable Nasdaq rules (the Exchange Cap); or (ii) the aggregate number of shares of common stock that would be issued pursuant to such conversion, when aggregated with any shares of common stock then beneficially owned by the holder (or group of holders required to be aggregated) of such shares, would result in (a) a “change of control” under applicable Nasdaq listing rules (the Change of Control Cap) or (b) such holder or a “person” or “group” to beneficially own in excess of 9.99% of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion (the Ownership Limitation). On August 1, 2023, the Company’s stockholders provided Stockholder Approval.

The Warrants have an exercise price equal to the Tranche 1 Conversion Price (as adjusted pursuant to the Certificate of Designation of the Series B Preferred Stock through the date of Stockholder Approval) and expire seven years from the date of the Tranche 1 Closing. The Warrants are exercisable upon the earlier of (a) a change of control and (b) March 24, 2024.

Joinder and Amendment to Securities Purchase Agreement

On May 17, 2023, Alimera entered into a joinder and amendment (the Purchase Agreement Amendment) to the Purchase Agreement. The Purchase Agreement Amendment added certain investors as parties to the Purchase Agreement with respect to the Tranche 2 Closing (as defined below) and amended certain provisions of the Purchase Agreement. Pursuant to the Purchase Agreement Amendment, on May 17, 2023, the Company issued 66,617 shares of Series B Preferred Stock at the Stated Value and 1,401,901 shares of common stock, for aggregate gross proceeds of $69.0 million (the Tranche 2 Closing). The initial conversion price of the shares of Series B Preferred Stock issued at the Tranche 2 Closing was $1.70. Further, pursuant to the terms of the Purchase Agreement Amendment, the Company and the Original Investors agreed to reduce the number of shares of common stock issuable upon exercise of the Warrants to 1,600,000. The proceeds from the Tranche 2 Closing were utilized by Alimera to fund a portion of the upfront cash payment due upon execution of the Product Rights Agreement.

Pre-Funded Warrants and Conversion of Series B Convertible Preferred Stock

On August 1, 2023, the Company filed a certificate of amendment (the Certificate of Amendment) to the Certificate of Designation with the Secretary of State of the State of Delaware. Prior to such amendment, the Certificate of Designation provided that the Series B Preferred Stock (including any accrued but unpaid dividends) would automatically convert at the then-applicable conversion price (the Mandatory Conversion) in full into the Company’s common stock following Stockholder Approval. The Certificate of Amendment, which was approved by the requisite holders of the Series B Preferred Stock, provided that the Company may issue pre-funded common stock warrants (the Pre-Funded Warrants) to certain holders of Series B Preferred Stock that elected to receive Pre-Funded Warrants prior to Stockholder Approval in lieu of a portion of common stock that would otherwise be issued in the Mandatory Conversion to such holders. The Pre-Funded Warrants have an exercise price of $0.01 per share. The Pre-Funded Warrants were offered to holders of Series B Preferred Stock whose Mandatory Conversion of Series B Preferred Stock would otherwise result in such holders, together with their affiliates and certain related parties, beneficially owning more than 9.99% of the Company’s outstanding common stock immediately following the Mandatory Conversion the opportunity to purchase, if such holders so chose prior to Stockholder Approval, Pre-Funded Warrants, in lieu of shares of common stock that would otherwise result in such holder’s beneficial ownership exceeding 9.99% of the Company’s outstanding common stock.

Following Stockholder Approval, the Company designated August 15, 2023 as the date for Mandatory Conversion, on which date the Company issued 43,617,114 shares of common stock, and Pre-Funded Warrants exercisable for 2,000,000 shares of common stock, to holders of Series B Preferred Stock.

Following the Mandatory Conversion, no shares of the Series B Preferred Stock remain outstanding and the Company filed a certificate of elimination (the Certificate of Elimination) to the Certificate of Designation with the Secretary of State of the State of Delaware.

Series A Convertible Preferred Stock

In October 2012, the Company closed a preferred stock financing in which it sold units consisting of 1,000,000 shares of Series A Convertible Preferred Stock (Series A Preferred Stock) and warrants (which expired on October 1, 2017) to purchase 300,000 shares of Series A Preferred Stock for gross proceeds of $40,000,000, prior to the payment of approximately $560,000 of related issuance costs. The powers, preferences and rights of the Series A Preferred Stock were set forth in the certificate of designation for the Series A Preferred Stock filed by the Company with the Secretary of State of the State of Delaware. As of December 31, 2022, there were 600,000 shares of Series A Convertible Preferred Stock issued and outstanding.

As a condition to entering into the Purchase Agreement, the Company repurchased 200,919 shares of its common stock and 600,000 shares of its Series A Preferred Stock held by the holders thereof (the Repurchase), for an aggregate purchase price of approximately $1,252,000. The holders of the Series A Preferred Stock were entitled to a liquidation preference before the holders of common stock would be entitled to receive any consideration in the event of the Company’s liquidation. As of December 31, 2022, the Series A Preferred Stock aggregate liquidation preference was $24,000,000. As a result of the Repurchase, no shares of the Series A Preferred Stock remain outstanding and the liquidation preference is no longer in effect. Following the Repurchase, the Company filed a certificate of elimination of the Series A Preferred Stock with the Secretary of State of the State of Delaware.

12. EQUITY INCENTIVE PLANS

On August 1, 2023, the Company’s stockholders approved the 2023 Equity Incentive Plan (the 2023 Plan), which replaces the 2019 Omnibus Incentive Plan (the 2019 Plan). No new awards will be granted under the 2019 Plan. The 2023 Plan has a share reserve equal to the sum of (a) 3,231,755 shares of common stock, (b) shares that are subject to awards granted under the 2019 Plan that are outstanding on or after August 1, 2023 (the Effective Date) and that are subsequently forfeited, cancelled, expire or lapse unexercised or unsettled or are reacquired by the Company, (c) the number of shares reserved under the 2019 Plan that are not issued or subject to outstanding awards under the 2019 Plan on the Effective Date, and (d) the increase in shares described in the next sentence. On the first anniversary of the Effective Date, the number of shares of common stock that may be issued under the 2023 Plan will increase by a number of shares equal to 6% of the number of outstanding shares of common stock. Under the 2023 Plan, the Compensation Committee of the Company’s board of directors is authorized to grant equity-based incentive awards that include stock options, restricted stock units and shares of restricted stock to officers, directors, employees and contractors. Equity-based awards are also outstanding under the Company’s 2019 Plan and 2010 Equity Incentive Plan, although no new awards can be granted under either plan. The Company also has an employee stock purchase plan.

Stock Options

During the three months ended September 30, 2023 and 2022, the Company recorded compensation expense related to stock options of approximately $121,000 and $134,000, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded compensation expense related to stock options of approximately $436,000 and $653,000, respectively. As of September 30, 2023, the total unrecognized compensation cost related to non-vested stock options granted was $783,000 and is expected to be recognized over a weighted average period of 2.1 years. The following table presents a summary of stock option activity for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023		2022
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price ($)	Options	Price ($)
Options outstanding at beginning of period	1,217,045	17.43	1,310,465	19.39
Grants	6,000	3.26	600	6.75
Forfeitures and expirations	(13,890)	28.93	(13,608)	16.69
Exercises	—	—	(2,562)	5.85
Options outstanding at period end	1,209,155	17.22	1,294,895	19.44
Options exercisable at period end	938,622	20.85	921,965	25.04
Weighted average per share fair value of options granted during the period	$2.35		$4.58

The following table presents a summary of stock option activity for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price ($)	Options	Price ($)
Options outstanding at beginning of period	1,175,339	19.03	1,075,795	23.35
Grants	123,723	2.73	285,850	4.96
Forfeitures and expirations	(89,907)	20.88	(64,188)	20.46
Exercises	—	—	(2,562)	5.85
Options outstanding at period end	1,209,155	17.22	1,294,895	19.44
Options exercisable at period end	938,622	20.85	921,965	25.04
Weighted average per share fair value of options granted during the period	$1.89		$3.32

The following table provides additional information related to outstanding stock options as of September 30, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term	Value ($)
				(In thousands)
Outstanding	1,209,155	17.22	4.60 years	21
Exercisable	938,622	20.85	4.53 years	21
Outstanding, vested and expected to vest	1,180,962	17.53	5.30 years	41

The following table provides additional information related to outstanding stock options as of December 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term	Value ($)
				(In thousands)
Outstanding	1,175,339	19.03	5.68 years	—
Exercisable	878,115	23.62	4.72 years	—
Outstanding, vested and expected to vest	1,139,482	19.46	5.58 years	—

As of September 30, 2023, 3,277,546 shares remain available for grant under the 2023 Plan.

Restricted Stock and Restricted Stock Units (RSUs)

The following table presents a summary of restricted stock and RSU activity for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023		2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value ($)	Shares	Fair Value ($)
Restricted stock and RSUs outstanding at beginning of period	682,176	1.67	86,563	4.98
Grants	—	—	—	—
Vested restricted stock and RSUs	—	—	—	—
Forfeitures	(6,200)	1.35	—	—
Restricted stock and RSUs outstanding at period end	675,976	1.78	86,563	4.98

The following table presents a summary of restricted stock and RSU activity for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value ($)	Shares	Fair Value ($)
Restricted stock and RSUs outstanding at beginning of period	73,594	4.98	46,250	5.65
Grants	632,050	1.39	57,500	4.96
Vested restricted stock and RSUs	(20,468)	4.98	(9,687)	5.01
Forfeitures	(9,200)	1.35	(7,500)	8.93
Restricted stock and RSUs outstanding at period end	675,976	1.78	86,563	4.98

Employee stock-based compensation expense related to restricted stock and RSUs recognized in accordance with ASC 718, Compensation - Stock Compensation (ASC 718) was $62,000 for the three months ended September 30, 2023. There was no employee stock-based compensation expense related to restricted stock and RSUs for the three months ended September 30, 2022. Employee stock-based compensation expense related to restricted stock and RSUs recognized in accordance with ASC 718, was $171,000 and $46,000 for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, the total unrecognized compensation cost related to restricted stock and RSUs was $985,000 and is expected to be recognized over a weighted average period of 3.16 years.

Employee Stock Purchase Plan

During the three months ended September 30, 2023 and 2022, the Company recorded compensation expense related to its employee stock purchase plan of approximately $5,000 and $9,000, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded compensation expense related to its employee stock purchase plan of approximately $23,000 and $24,000, respectively.

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

For the nine months ended September 30, 2023, the Company has not recorded income tax expense or benefit. No tax benefit is expected to be realized for the losses in the United States and the United Kingdom due to the ongoing losses and valuation allowances in these jurisdictions. Tax expense or benefit for income and losses in other jurisdictions (Ireland, Germany, and Portugal) are immaterial for the period. The effective tax rate for the period differs from the statutory tax rate for the period primarily due to the effects of valuation allowances on net operating losses and on other deferred tax assets.

At December 31, 2022, the Company had U.S. federal NOL carry-forwards of approximately $147,200,000 and state NOL carry-forwards of approximately $107,700,000 available to reduce future taxable income, subject to limitation based upon the results of the Company’s analyses under Internal Revenue Code Sections 382 and 383. The Company’s U.S. federal NOL carry-forwards remain fully reserved as of September 30, 2023. If not utilized, the federal NOL carry-forwards will expire at various dates between 2029 and 2037, the Company’s federal NOL created in 2018 and onward will carry forward indefinitely and the state NOL carry-forwards will expire at various dates between 2023 and 2042.

NOL carry-forwards may be subject to annual limitations under Internal Revenue Code Sections 382 and 383 in the event that certain changes in ownership of the Company were to occur. The Company is currently evaluating the impact of its Series B Convertible Preferred Stock financing on its NOL carry-forwards and whether certain changes in ownership have occurred that would limit its ability to utilize a portion of our NOL carry-forwards. If it is determined that significant ownership changes have occurred since the Company generated these NOL carry-forwards, it may be subject to annual limitations on the use of these NOL carry-forwards under Internal Revenue Code Section 382 (or comparable provisions of state law).

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

On August 16, 2022, the President of the United States signed the Inflation Reduction Act (IRA) into law. The IRA enacted a 15% corporate minimum tax effective in 2024, a 1% tax on share repurchases after December 31, 2022, and created and extended certain tax-

related energy incentives. The Company does not currently expect the tax-related provisions of the IRA to have a material effect on its financial results.

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

14. SEGMENT INFORMATION

The Chief Executive Officer (CEO), who is the Company’s chief operating decision maker, has determined that the Company’s operations are managed as three operating segments: U.S., International and Operating Cost. The Company has determined that each of these operating segments represents a reportable segment. In monitoring performance, aligning strategies and allocating resources, the chief operating decision maker manages and evaluates the Company’s U.S., International, and Operating Cost segments based on segment income or loss from operations adjusted for certain non-cash items, such as stock-based compensation expense and depreciation and amortization. Therefore, the Company classifies within Other (a) the non-cash expenses included in research, development and medical affairs expenses; general and administrative expenses; and sales and marketing expenses; and (b) depreciation and amortization.

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

Each of the Company’s U.S., International, and Operating Cost segments is separately managed and is evaluated primarily upon segment income or loss from operations. Other is presented to reconcile to the Company’s consolidated totals. The Company does not report balance sheet information by segment because the chief operating decision maker does not review that information. The Company allocates certain operating expenses among its reporting segments based on activity-based costing methods. These activity-based costing methods require the Company to make estimates that affect the amount of each expense category that is attributed to each segment. Changes in these estimates will directly affect the amount of expense allocated to each segment and therefore the operating profit of each reporting segment.

During the three months ended September 30, 2023 and 2022, two customers within the U.S. segment that are large pharmaceutical distributors accounted for 77% and 65% of the Company’s consolidated product revenues, respectively. During the nine months ended September 30, 2023 and 2022, two customers within the U.S. segment that are large pharmaceutical distributors accounted for 69% and 62% of the Company’s consolidated product revenues, respectively. These same two customers within the U.S. segment accounted for approximately 78% and 71% of the Company’s consolidated accounts receivable at September 30, 2023 and at December 31, 2022, respectively.

The following tables present a summary of the Company’s reporting segments for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30, 2023
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
REVENUE:
PRODUCT REVENUE, NET	$18,064	$5,300	$—	$—	$23,364
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,773)	(985)	—	—	(2,758)
GROSS PROFIT	16,291	4,315	—	—	20,606
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	867	671	2,483	24	4,045
GENERAL AND ADMINISTRATIVE EXPENSES	216	266	3,007	118	3,607
SALES AND MARKETING EXPENSES	6,028	1,688	178	46	7,940
DEPRECIATION AND AMORTIZATION	—	—	—	3,160	3,160
OPERATING EXPENSES	7,111	2,625	5,668	3,348	18,752
SEGMENT INCOME (LOSS) FROM OPERATIONS	9,180	1,690	(5,668)	(3,348)	1,854
OTHER INCOME AND EXPENSES, NET	—	—	—	(3,155)	(3,155)
NET LOSS BEFORE TAXES					$(1,301)

	Three Months Ended
	September 30, 2022
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)

NET REVENUE	$8,920	$4,678	$—	$—	$13,598
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,057)	(949)	—	—	(2,006)
GROSS PROFIT	7,863	3,729	—	—	11,592
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	1,229	942	2,353	(41)	4,483
GENERAL AND ADMINISTRATIVE EXPENSES	367	434	2,417	134	3,352
SALES AND MARKETING EXPENSES	4,439	1,873	142	50	6,504
DEPRECIATION AND AMORTIZATION	—	—	—	664	664
OPERATING EXPENSES	6,035	3,249	4,912	807	15,003
SEGMENT INCOME (LOSS) FROM OPERATIONS	1,828	480	(4,912)	(807)	(3,411)
OTHER INCOME AND EXPENSES, NET	—	—	—	(1,834)	(1,834)
NET LOSS BEFORE TAXES					$(5,245)

The following tables present a summary of the Company’s reporting segments for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30, 2023
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)

NET REVENUE	$37,520	$16,928	$—	$—	$54,448
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(3,969)	(3,242)	—	—	(7,211)
GROSS PROFIT	33,551	13,686	—	—	47,237
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	3,064	2,027	6,695	71	11,857
GENERAL AND ADMINISTRATIVE EXPENSES	1,903	1,592	8,241	415	12,151
SALES AND MARKETING EXPENSES	15,080	4,481	473	144	20,178
DEPRECIATION AND AMORTIZATION	—	—	—	5,707	5,707
OPERATING EXPENSES	20,047	8,100	15,409	6,337	49,893
SEGMENT INCOME (LOSS) FROM OPERATIONS	13,504	5,586	(15,409)	(6,337)	(2,656)
OTHER INCOME AND EXPENSES, NET	—	—	—	(13,617)	(13,617)
NET LOSS BEFORE TAXES					$(16,273)

	Nine Months Ended
	September 30, 2022
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)

NET REVENUE	$24,783	$15,317	$—	$—	$40,100
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(2,932)	(2,920)	—	—	(5,852)
GROSS PROFIT	21,851	12,397	—	—	34,248
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	3,680	2,665	5,612	41	11,998
GENERAL AND ADMINISTRATIVE EXPENSES	878	1,326	6,810	523	9,537
SALES AND MARKETING EXPENSES	13,739	5,932	392	159	20,222
DEPRECIATION AND AMORTIZATION	—	—	—	2,023	2,023
OPERATING EXPENSES	18,297	9,923	12,814	2,746	43,780
SEGMENT INCOME (LOSS) FROM OPERATIONS	3,554	2,474	(12,814)	(2,746)	(9,532)
OTHER INCOME AND EXPENSES, NET	—	—	—	(4,766)	(4,766)
NET INCOME BEFORE TAXES					$(14,298)

15. OTHER AGREEMENTS WITH OCUMENSION

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

16. OTHER AGREEMENTS WITH EYEPOINT PARENT AND EYEPOINT

Product Rights Agreement

On May 17, 2023 the Company entered into the Product Rights Agreement with EyePoint Parent whereby the Company was granted an exclusive and sublicensable (in accordance with the terms of the Product Rights Agreement) right and license (the License) certain of EyePoint Parent’s and its affiliates’ intellectual property to develop, manufacture, sell, commercialize and otherwise exploit certain products, including YUTIQ for the treatment and prevention of uveitis in the entire world, except Europe, the Middle East and Africa, territories for which the Company already had a license. The License also excludes any rights to YUTIQ for the treatment and prevention of chronic NIU-PS of the eye in China and certain other countries and regions in Asia, which rights are subject to a pre-existing exclusive license between EyePoint and Ocumension Therapeutics.

Additionally, pursuant to the Product Rights Agreement, EyePoint Parent transferred and assigned to the Company certain assets and certain contracts with third parties related to YUTIQ, including the new drug application #210331 for YUTIQ.

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

September 30, 2023
(In thousands)
Assets:
Product rights intangible asset	$98,122

Liabilities:
Accrued expenses	5,313
Accrued licensor payments	17,537

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

The gross carrying amount of the intangible asset is $98,122,000, which is being amortized over approximately 10 years from the initial payment date (See Note 7). Acquisition costs associated with the acquisition of $272,000 were capitalized into the total purchase price of the transaction.

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

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability, (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic measures.

Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The following fair value table presents information about certain of the Company’s assets measured at fair value on a recurring basis:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Warrant asset (1)	$—	$70	$—	$70
Assets measured at fair value	$—	$70	$—	$70

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Warrant asset (1)	$—	$183	$—	$183
Assets measured at fair value	$—	$183	$—	$183

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes (Interim Financial Statements) that appear elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those described in Part I, Item 1A, “Risk Factors” and elsewhere in the 2022 Form10-K. For further information regarding forward-looking statements, please refer to the “Special Note Regarding Forward-Looking Statements and Projections” immediately after the index to this report above.

Overview

Alimera Sciences, Inc., and its subsidiaries (we, our or us), is a commercial-stage global pharmaceutical company developing and commercializing ILUVIEN (fluocinolone acetonide intravitreal implant) 0.19 mg, in the U.S. and abroad for the treatment of diabetic macular edema (DME), a leading cause of blindness, and outside the U.S. for non-infectious uveitis affecting the posterior segment of the eye (NIU-PS). ILUVIEN is a state-of-the-art, sustained release intravitreal implant that enables patients to maintain vision longer, and importantly, with fewer injections. We commercialize ILUVIEN in the U.S., Europe, and Middle East. Additionally, on May 17, 2023, we acquired from EyePoint Pharmaceuticals, Inc. (EyePoint Parent) the exclusive commercialization rights to YUTIQ® (fluocinolone acetonide intravitreal implant) 0.18 mg, for the treatment and prevention of NIU-PS worldwide, except for Europe, the Middle East, Africa, and China.

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

We market ILUVIEN directly in the U.S., Germany, the U.K., Portugal and Ireland. In addition, we have entered into various agreements under which distributors are providing or will provide regulatory, reimbursement and sales and marketing support for ILUVIEN in Austria, Belgium, the Czech Republic, Denmark, Finland, France, Italy, Luxembourg, the Netherlands, Norway, Spain, Sweden, Switzerland, Australia, New Zealand and several countries in the Middle East. In addition, we have granted an exclusive license to Ocumension Therapeutics for the development and commercialization of our 0.19 mg fluocinolone acetonide intravitreal injection in China, East Asia and the Western Pacific. As of September 30, 2023 we have recognized sales of ILUVIEN to international distributors in the Middle East, China, Austria, Belgium, Czech Republic, France, Italy, Luxembourg, Spain, the Netherlands, and the Nordic Region.

In the U.S., YUTIQ is indicated for the treatment and prevention of chronic NIU-PS. Pursuant to the product rights agreement dated May 17, 2023 (the Product Rights Agreement) with EyePoint Parent, we have the commercialization rights to YUTIQ in the entire world, except Europe, the Middle East and Africa as we had previously licensed from EyePoint Pharmaceuticals US, Inc. (EyePoint) rights to certain products, which included YUTIQ (known as ILUVIEN® in Europe, the Middle East and Africa) for the prevention of relapse in recurrent NIU-PS in those territories. The Product Rights Agreement also excludes any rights to YUTIQ for the treatment and prevention of chronic NIU-PS in China and certain other countries and regions in Asia, which rights are subject to a pre-existing exclusive license between EyePoint Parent and Ocumension Therapeutics.

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

Sources of Revenues

Our revenues for the three months ended September 30, 2023 and 2022 were generated from product sales primarily in the U.S., Germany and the U.K. In the U.S., two large pharmaceutical distributors accounted for 77% and 65% of our consolidated product revenues for the three months ended September 30, 2023 and 2022, respectively. These U.S.-based distributors purchase ILUVIEN and YUTIQ in 2023 from us, maintain inventories of ILUVIEN and YUTIQ and sell on to physician offices, pharmacies and hospitals. Internationally, in countries where we sell direct, our customers are hospitals, clinics and pharmacies. We sometimes refer to physician offices, pharmacies, hospitals and clinics as end users. Internationally, in countries where we sell to distributors, these distributors purchase ILUVIEN from us and maintain inventories of ILUVIEN that they sell to their customers.

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

For more information about the Ocumension transaction, see Notes 8 and 15 in the Interim Financial Statements.

Agreements with EyePoint Parent and EyePoint

In July 2017, we amended and restated our license agreement with EyePoint Pharmaceuticals US, Inc. (EyePoint) (the New Collaboration Agreement). Under the New Collaboration Agreement, we hold a worldwide license from EyePoint for the use of steroids, including FAc, in EyePoint’s proprietary insert technology for the treatment of all ocular diseases, other than uveitis, outside of Europe, the Middle East and Africa. The New Collaboration Agreement converted our previous profit share obligation to a royalty payable on global net revenues of ILUVIEN. The New Collaboration Agreement included a right to offset $15.0 million of future royalty payments (the Future Offset). As of September 30, 2023, the balance of the Future Offset was approximately $6.6 million, which is fully reserved. We will be able to recover the balance of the Future Offset as a reduction of future royalties that would otherwise be owed to EyePoint by reducing the royalty owed from 6% to 5.2% for net revenues and other related consideration up to $75.0 million annually and from 8% to 6.8% for net revenues and other related consideration in excess of $75.0 million on an annual basis.

On May 17, 2023 we entered into a product rights agreement (the Product Rights Agreement) with EyePoint Parent whereby we were granted an exclusive and sublicensable right and license under EyePoint Parent’s and its affiliates’ interest in certain of EyePoint Parent’s and its affiliates’ intellectual property to develop, manufacture, sell, commercialize and otherwise exploit certain products, including YUTIQ, for the treatment and prevention of uveitis in the entire world, except Europe, the Middle East and Africa. Pursuant to the agreement, we paid EyePoint Parent an upfront payment of $75.0 million and will also make four quarterly guaranteed payments to EyePoint Parent totaling $7.5 million during 2024 (the payments). We will also pay royalties to EyePoint Parent from 2025 to 2028 at a percentage of mid-to-low double digits of annual U.S. net sales of certain products (including YUTIQ and ILUVIEN) in excess of certain thresholds, beginning at $70.0 million in 2025, increasing annually thereafter. Upon making the payments, the licenses and rights granted to Alimera will automatically become perpetual and irrevocable.

We also entered into a commercial supply agreement (the Supply Agreement) with EyePoint Parent pursuant to which, during the term of the Product Rights Agreement, EyePoint Parent will be responsible for manufacturing and exclusively supplying (subject to certain exceptions) to us agreed-upon quantities of YUTIQ necessary for us to commercialize YUTIQ in the United States at certain cost-plus amounts, subject to adjustments. EyePoint Parent’s manufacture and supply to us of YUTIQ will be exclusive (subject to certain exceptions) until we have the right and ability to manufacture and supply YUTIQ for commercialization in the United States. The term of the Supply Agreement is for a period of two years and thereafter automatically renews for successive one-year terms unless either party provides notice of non-renewal to the other party within a specified period of time prior to the beginning of the next automatic renewal term, provided that the Supply Agreement automatically terminates upon the successful completion of the transfer of manufacturing for YUTIQ to us or our designee. The Supply Agreement also automatically terminates upon termination of the Product Rights Agreement.

For more information about our agreements with EyePoint Parent and EyePoint, including how we calculate the royalty percentages we are required to pay, see Note 8 and Note 16 in the Interim Financial Statements.

Consolidated Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except share and per share data)

NET REVENUE	$23,364	$13,598	$54,448	$40,100
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(2,758)	(2,006)	(7,211)	(5,852)
GROSS PROFIT	20,606	11,592	47,237	34,248
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	4,045	4,483	11,857	11,998
GENERAL AND ADMINISTRATIVE EXPENSES	3,607	3,352	12,151	9,537
SALES AND MARKETING EXPENSES	7,940	6,504	20,178	20,222
DEPRECIATION AND AMORTIZATION	3,160	664	5,707	2,023
OPERATING EXPENSES	18,752	15,003	49,893	43,780
INCOME (LOSS) FROM OPERATIONS	1,854	(3,411)	(2,656)	(9,532)
INTEREST EXPENSE AND OTHER	(2,070)	(1,500)	(5,431)	(4,247)
UNREALIZED FOREIGN CURRENCY (LOSS) GAIN, NET	(138)	(67)	(158)	79
LOSS ON EXTINGUISHMENT OF DEBT	—	—	(1,079)	—
CHANGE IN FAIR VALUE OF WARRANT ASSET	(22)	(267)	(113)	(598)
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	(925)	—	(6,836)	—
NET LOSS BEFORE TAXES	(1,301)	(5,245)	(16,273)	(14,298)
INCOME TAX PROVISION	(53)	(12)	(78)	(29)
NET LOSS	(1,354)	(5,257)	(16,351)	(14,327)
PREFERRED STOCK DIVIDENDS	(576)	—	(1,259)	—
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,930)	$(5,257)	$(17,610)	$(14,327)
NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS — Basic and Diluted	$(0.06)	$(0.75)	$(1.11)	$(2.05)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and Diluted	32,106,014	6,996,575	15,835,807	6,995,695

Revenue

We generate revenue primarily from sales of ILUVIEN and YUTIQ, our two products. In addition to generating revenue from product sales, we seek to generate revenue from other sources such as upfront fees, milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the licensing of ILUVIEN or any future product candidates and other intellectual property. Revenue from our international distributors fluctuates depending on the timing of the shipment of ILUVIEN to the distributors and the distributors’ sales of ILUVIEN to their customers.

Net revenue increased by approximately $9.8 million, or 72%, to approximately $23.4 million for the three months ended September 30, 2023, compared to approximately $13.6 million for the three months ended September 30, 2022. The increase was primarily due to sales of YUTIQ beginning in May 2023 in the U.S. as well as increased unit sales volume of ILUVIEN in both the U.S. and International segments of our business.

Net revenue increased by approximately $14.3 million, or 36%, to approximately $54.4 million for the nine months ended September 30, 2023, compared to approximately $40.1 million for the nine months ended September 30, 2022. The increase was primarily due to sales of YUTIQ beginning in May 2023 in the U.S. as well as increased unit sales volume of ILUVIEN in both the U.S. and International segments of our business.

Cost of Goods Sold, Excluding Depreciation and Amortization, and Gross Profit

Gross profit is affected by costs of goods sold, which includes costs of manufactured goods sold and royalty payments to EyePoint under the New Collaboration Agreement. Additionally, cost of goods sold by our international distributors fluctuates depending on the revenue share attributable to the respective contract.

Cost of goods sold, excluding depreciation and amortization, increased by approximately $750,000, or 37%, to approximately $2.8 million for the three months ended September 30, 2023, compared to approximately $2.0 million for the three months ended September 30, 2022. The increase was primarily related to our increased product sales.

Cost of goods sold, excluding depreciation and amortization, increased by approximately $1.3 million, or 23%, to approximately $7.2 million for the nine months ended September 30, 2023, compared to approximately $5.9 million for the nine months ended September 30, 2022. The increase was primarily related to our increased product sales.

Gross profit increased by approximately $9.0 million, or 78%, to approximately $20.6 million for the three months ended September 30, 2023, compared to approximately $11.6 million for the three months ended September 30, 2022. Gross margin was 88% and 85% for the three months ended September 30, 2023 and 2022, respectively.

Gross profit increased by approximately $13.0 million, or 38%, to approximately $47.2 million for the nine months ended September 30, 2023, compared to approximately $34.2 million for the nine months ended September 30, 2022. Gross margin was 87% and 85% for the nine months ended September 30, 2023 and 2022, respectively.

Research, Development and Medical Affairs Expenses

Currently, our research, development and medical affairs expenses are primarily focused on activities that support ILUVIEN and YUTIQ. These expenses include salaries and related expenses for research and development and medical affairs personnel, expenses related to clinical trials including our NEW DAY Study, SYNCHRONICITY Study, which is a prospective, open-label clinical study evaluating the safety and efficacy of YUTIQ for the treatment and prevention of chronic NIU-PS and related intraocular inflammation and expenses tied to physician engagement by our medical science liaisons. Our research, development and medical affairs expenses also include costs related to symposia development for physician education, and costs related to compliance with FDA, EEA or other regulatory requirements. We expense both internal and external research and development costs as they are incurred.

Research, development and medical affairs expenses decreased by approximately $440,000, or 11%, to approximately $4.0 million for the three months ended September 30, 2023, compared to approximately $4.5 million for the three months ended September 30, 2022. The decrease was primarily attributable to decreases of approximately $230,000 in consultant costs, $230,000 in clinical study costs and $140,000 in applicator design costs, partially offset by an increase of $130,000 in registration costs for YUTIQ under the Prescription Drug User Fee Act, and $100,000 in scientific communications costs.

Research, development and medical affairs expenses decreased by approximately $140,000, or 1%, to approximately $11.9 million for the nine months ended September 30, 2023, compared to approximately $12.0 million for the nine months ended September 30, 2022. The decrease was primarily attributable to decreases of approximately $350,000 in consultant costs, $190,000 in scientific communications costs, and $120,000 in safety and quality costs, partially offset by an increase of $300,000 in clinical study costs and $160,000 in registration costs for YUTIQ under the Prescription Drug User Fee Act.

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

General and administrative expenses increased by approximately $250,000, or 8%, to approximately $3.6 million for the three months ended September 30, 2023, compared to approximately $3.4 million for the three months ended September 30, 2022. The increase was primarily attributable to an increase of approximately $220,000 in personnel costs during the three months ended September 30, 2023.

General and administrative expenses increased by approximately $2.6 million, or 27%, to approximately $12.2 million for the nine months ended September 30, 2023, compared to approximately $9.5 million for the nine months ended September 30, 2022. The increase was primarily attributable to increases of approximately $1.5 million of bad debt expense, $630,000 in professional fees, $160,000 in office related costs, and $140,000 in personnel costs for the nine months ended September 30, 2023.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of compensation for employees for commercial promotion of ILUVIEN and YUTIQ, including the assessment of the commercial opportunity, development of market awareness, pursuit of reimbursement approval, and commercialization generally, including launch plans in new markets. Other costs include third-party service fees, professional fees associated with developing plans for ILUVIEN and YUTIQ or any future products or product candidates and maintaining public relations.

Sales and marketing expenses increased by approximately $1.4 million, or 22%, to approximately $7.9 million for the three months ended September 30, 2023, compared to approximately $6.5 million for the three months ended September 30, 2022. The increase was primarily attributable to an increase of approximately $1.1 million in marketing costs, including costs to attend conventions, costs related to our direct to patient marketing campaign, costs associated with customer engagement, and costs to market YUTIQ.

Sales and marketing expenses were $20.2 million for both the nine months ended September 30, 2023 and 2022.

Operating Expenses

As a result of the increases and decreases in various expenses described above, total operating expenses increased by approximately $3.7 million, or 25%, to approximately $18.8 million for the three months ended September 30, 2023, compared to approximately $15.0 million for the three months ended September 30, 2022. The increase was primarily attributable to increases of approximately $2.5 million in depreciation and amortization, $1.4 million in sales and marketing expenses, and $260,000 in general and administrative expenses, partially offset by a decrease of $440,000 in research and development expenses as described above.

As a result of the increases and decreases in various expenses described above, total operating expenses increased by approximately $6.1 million, or 14%, to approximately $49.9 million for the nine months ended September 30, 2023, compared to approximately $43.8 million for the nine months ended September 30, 2022. The increase was primarily attributable to increases of approximately $3.7 million in depreciation and amortization and $2.6 million in general and administrative expenses, partially offset by a decrease of $140,000 in research and development expenses as described above.

Interest Expense and Other

Interest expense and other increased by approximately $1.3 million, or 72%, to approximately $3.2 million for the three months ended September 30, 2023, compared to approximately $1.8 million for the three months ended September 30, 2022. This increase is primarily related to the additional borrowing under our credit facility.

Interest expense and other increased by approximately $8.9 million, or 186%, to approximately $13.6 million for the nine months ended September 30, 2023, compared to approximately $4.8 million for the nine months ended September 30, 2022. This increase is related to the change in the fair value of our outstanding common stock warrants held as liabilities until the mandatory conversion of our Series B Convertible Preferred Stock in full into our common stock in August 2023 (the Mandatory Conversion), as well as additional borrowing under our credit facility.

Basic and Diluted Net Loss Applicable to Common Stockholders per Share of Common Stock

We follow FASB Accounting Standards Codification, Earnings Per Share (ASC 260), which requires the reporting of both basic and diluted earnings per share. Because our preferred stockholders could participate in dividends equally with common stockholders (if we were to declare and pay dividends), we use the two-class method to calculate EPS. However, our preferred stockholders were not contractually obligated to share in losses. Following the Mandatory Conversion, we no longer have any series of preferred stock outstanding.

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

Common stock equivalent securities that would potentially dilute basic EPS in the future but were not included in the computation of diluted EPS because they were either classified as participating and do not share in losses or would have been anti-dilutive. Those securities were approximately 2.8 million for the three and nine months ended September 30, 2023, and 1.9 million for the three and nine months ended September 30, 2022.

Results of Operations – Segment Review

The following selected unaudited financial and operating data are derived from our Interim Financial Statements. The results and discussions that follow reflect how our Chief Executive Officer (CEO), who is the Company’s chief operating decision maker, monitors the performance of our reporting segments.

Our U.S. and International segments represent the sales and marketing, general and administrative and research and development activities dedicated to the respective geographies. The Operating Cost segment primarily represents the general and administrative and research and development activities not specifically associated with the U.S. or International segments and includes expenses such as executive management; information technology administration and support; legal; compliance; clinical studies; and business development. In monitoring performance, aligning strategies, and allocating resources, our chief operating decision maker manages and evaluates our U.S., International and Operating Cost segments based on segment income or loss from operations adjusted for certain non-cash items, such as stock-based compensation expense and depreciation and amortization. Therefore, we classify within Other (a) the non-cash expenses included in research, development and medical affairs expenses; general and administrative expenses; and sales and marketing expenses; and (b) depreciation and amortization.

Each of our U.S., International and Operating Cost segments is separately managed and is evaluated primarily upon segment income or loss from operations. Other is presented to reconcile to our consolidated totals. For that reconciliation, please see Note 14 in the Interim Financial Statements. We do not report balance sheet information by segment because our chief operating decision maker does not review that information. We allocate certain operating expenses among our reporting segments based on activity-based costing methods. These activity-based costing methods require us to make estimates that affect the amount of each expense category that is attributed to each segment. Changes in these estimates will directly affect the amount of expense allocated to each segment and therefore the operating profit of each reporting segment.

U.S. Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)

NET REVENUE	$18,064	$8,920	$37,520	$24,783
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(1,773)	(1,057)	(3,969)	(2,932)
GROSS PROFIT	16,291	7,863	33,551	21,851
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	867	1,229	3,064	3,680
GENERAL AND ADMINISTRATIVE EXPENSES	216	367	1,903	878
SALES AND MARKETING EXPENSES	6,028	4,439	15,080	13,739
OPERATING EXPENSES	7,111	6,035	20,047	18,297
SEGMENT INCOME FROM OPERATIONS	$9,180	$1,828	$13,504	$3,554

U.S. Segment – three months ended September 30, 2023 compared to the three months ended September 30, 2022

Net revenue. Net revenue increased by approximately $9.2 million, or 103%, to approximately $18.1 million for the three months ended September 30, 2023, compared to approximately $8.9 million for the three months ended September 30, 2022. The increase was primarily driven by the addition of YUTIQ in May 2023 and continuing growth of ILUVIEN sales due to increased end-user demand, which represents units purchased by physicians and pharmacies from distributors. The difference between GAAP revenue and end user demand is due to the timing of distributor purchases.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $720,000, or 68%, to approximately $1.8 million for the three months ended September 30, 2023, compared to approximately $1.1 million for the three months ended September 30, 2022. The increase was primarily attributable to our increased product sales.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $360,000, or 29%, to approximately $870,000 for the three months ended September 30, 2023, compared to approximately $1.2 million for the three months ended September 30, 2022. The decrease was primarily attributable to decreases of approximately $310,000 in clinical study costs and $160,000 in personnel costs, partially offset by an increase of $150,000 in registration costs primarily related to YUTIQ under the Prescription Drug User Fee Act.

General and administrative expenses. General and administrative expenses decreased by approximately $150,000, or 41%, to approximately $216,000 for the three months ended September 30, 2023, compared to approximately $370,000 for the three months ended September 30, 2022. The decrease was primarily attributable to a decrease in insurance and personnel costs of $100,000.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $1.6 million, or 36%, to approximately $6.0 million for the three months ended September 30, 2023, compared to approximately $4.4 million for the three months ended September 30, 2022. The increase was primarily attributable to an increase of $1.5 million in marketing costs, including costs to attend conventions, costs related to our direct-to-patient marketing campaign, costs associated with customer engagement, and costs to market YUTIQ.

U.S. Segment – nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Net revenue. Net revenue increased by approximately $12.7 million, or 51%, to approximately $37.5 million for the nine months ended September 30, 2023, compared to approximately $24.8 million for the nine months ended September 30, 2022. The increase was primarily due to increased end-user demand, which represents units purchased by physicians and pharmacies from distributors, as well as sales of YUTIQ beginning in May 2023. The difference between GAAP revenue and end-user demand is due to the timing of distributor purchases.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by approximately $1.1 million, or 35%, to approximately $4.0 million for the nine months ended September 30, 2023, compared to approximately $2.9 million for the nine months ended September 30, 2022. The increase was primarily attributable to our increased product sales.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $620,000, or 17%, to approximately $3.1 million for the nine months ended September 30, 2023, compared to approximately $3.7 million for the three months ended September 30, 2022. The decrease was primarily attributable to decreases of approximately $450,000 in personnel costs, $170,000 in scientific communications costs, and $150,000 in consultant costs, partially offset by an increase of $180,000 in registration costs primarily related to YUTIQ under the Prescription Drug User Fee Act.

General and administrative expenses. General and administrative expenses increased by approximately $1.0 million, or 117%, to approximately $1.9 million for the nine months ended September 30, 2023, compared to approximately $880,000 for the nine months ended September 30, 2022. The increase was primarily attributable to an increase of approximately $1.3 million in bad debt expense, partially offset by a decrease of $280,000 in personnel costs.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $1.3 million, or 10%, to approximately $15.1 million for the nine months ended September 30, 2023, compared to approximately $13.7 million for the nine months ended September 30, 2022. The increase was primarily attributable to an increase of approximately $1.2 million in marketing costs, including costs to attend conventions, costs related to our direct-to-patient marketing campaign, costs associated with customer engagement, and costs to market YUTIQ.

International Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)

NET REVENUE	$5,300	$4,678	$16,928	$15,317
COST OF GOODS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION	(985)	(949)	(3,242)	(2,920)
GROSS PROFIT	4,315	3,729	13,686	12,397
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	671	942	2,027	2,665
GENERAL AND ADMINISTRATIVE EXPENSES	266	434	1,592	1,326
SALES AND MARKETING EXPENSES	1,688	1,873	4,481	5,932
OPERATING EXPENSES	2,625	3,249	8,100	9,923
SEGMENT INCOME FROM OPERATIONS	$1,690	$480	$5,586	$2,474

International Segment - three months ended September 30, 2023 compared to the three months ended September 30, 2022

Net revenue. Net revenue increased by approximately $620,000, or 13%, to approximately $5.3 million for the three months ended September 30, 2023 compared to approximately $4.7 million for the three months ended September 30, 2022. The increase was primarily due to an increase in end-user demand in direct markets.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by approximately $50,000 to $990,000 for the three months ended September 30, 2023 compared to approximately $950,000 for the three months ended September 30, 2022.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $270,000, or 29%, to approximately $670,000 the three months ended September 30, 2023 compared to approximately $940,000 for the three months ended September 30, 2022. The decrease was primarily attributable to a decrease of approximately $300,000 in consultant costs.

General and administrative expenses. General and administrative expenses decreased by approximately $160,000, or 39%, to approximately $270,000 for the three months ended September 30, 2023 compared to approximately $430,000 for the three months ended September 30, 2022. The decrease was primarily attributable to a decrease of approximately $100,000 in logistics fees.

Sales and marketing expenses. Sales and marketing expenses decreased by approximately $190,000, or 10%, to approximately $1.7 million for the three months ended September 30, 2023, compared to approximately $1.9 million for the three months ended September 30, 2022. The decrease was primarily attributable to a decrease of approximately $200,000 in marketing costs, including costs to attend conventions and costs associated with customer engagement.

International Segment - nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Net revenue. Net revenue increased by approximately $1.6 million, or 11%, to approximately $16.9 million for the nine months ended September 30, 2023, compared to approximately $15.3 million for the nine months ended September 30, 2022. The increase was primarily due to an increase in end-user demand in direct markets.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by approximately $320,000, or 11%, to approximately $3.2 million for the nine months ended September 30, 2023, compared to approximately $2.9 million for the nine months ended September 30, 2022. The increase was primarily attributable to our increased product sales.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by approximately $640,000, or 24%, to approximately $2.0 million for the nine months ended September 30, 2023, compared to approximately $2.7 million for the nine months ended September 30, 2022. The decrease was primarily attributable to a decrease of $600,000 in consultant costs.

General and administrative expenses. General and administrative expenses increased by approximately $260,000, or 20%, to approximately $1.6 million for the nine months ended September 30, 2023 compared to approximately $1.3 million for the nine months ended September 30, 2022. The increase was primarily attributable to an increase in bad debt expense related to a former distributor of $190,000 and $120,000 of logistics fees during the nine months ended September 30, 2023.

Sales and marketing expenses. Sales and marketing expenses decreased by approximately $1.4 million, or 24%, to approximately $4.5 million for the nine months ended September 30, 2023, compared to approximately $5.9 million for the nine months ended September 30, 2022. The decrease was primarily attributable to a decrease of approximately $1.3 million in marketing costs, including costs to attend conventions and costs associated with customer engagement.

Operating Cost Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	$2,483	$2,353	$6,695	$5,612
GENERAL AND ADMINISTRATIVE EXPENSES	3,007	2,417	8,241	6,810
SALES AND MARKETING EXPENSES	178	142	473	392
OPERATING EXPENSES	5,668	4,912	15,409	12,814
SEGMENT LOSS FROM OPERATIONS	$(5,668)	$(4,912)	$(15,409)	$(12,814)

Operating Cost Segment - three months ended September 30, 2023 compared to the three months ended September 30, 2022

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $130,000, or 6%, to approximately $2.5 million for the three months ended September 30, 2023, compared to approximately $2.4 million for the three months ended September 30, 2022. The increase was primarily attributable to increases of approximately $200,000 in personnel costs, $140,000 in consultant costs, and $120,000 in clinical study costs, partially offset by decreases of $190,000 in safety and quality related costs and $140,000 in applicator design costs.

General and administrative expenses. General and administrative expenses increased by approximately $590,000, or 24%, to approximately $3.0 million for the three months ended September 30, 2023, compared to approximately $2.4 million for the three months ended September 30, 2022. The increase was primarily attributable to increases of approximately $300,000 in personnel costs, $160,000 in professional fees, and $130,000 in insurance costs.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $40,000, or 25%, to approximately $180,000 for the three months ended September 30, 2023, compared to approximately $140,000 for the three months ended September 30, 2022.

Operating Cost Segment - nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by approximately $1.1 million, or 19%, to approximately $6.7 million for the nine months ended September 30, 2023, compared to approximately $5.6 million for the nine months ended September 30, 2022. The increase was primarily attributable to increases of approximately $560,000 in personnel costs, $400,000 in consultant costs, and $300,000 of clinical study costs, partially offset by a decrease of $150,000 in safety and quality related costs.

General and administrative expenses. General and administrative expenses increased by approximately $1.4 million, or 21%, to approximately $8.2 million for the nine months ended September 30, 2023, compared to approximately $6.8 million for the nine months ended September 30, 2022. The increase was primarily attributable to increases of approximately $570,000 in professional fees, $310,000 in personnel costs, $230,000 in insurance costs, and $230,000 in office related costs.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $80,000, or 21%, to approximately $470,000 for the nine months ended September 30, 2023, compared to approximately $390,000 for the nine months ended September 30, 2022.

Other

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
RESEARCH, DEVELOPMENT AND MEDICAL AFFAIRS EXPENSES	$24	$(41)	$71	$41
GENERAL AND ADMINISTRATIVE EXPENSES	118	134	415	523
SALES AND MARKETING EXPENSES	46	50	144	159
DEPRECIATION AND AMORTIZATION	3,160	664	5,707	2,023
OPERATING EXPENSES	3,348	807	6,337	2,746
SEGMENT LOSS FROM OPERATIONS	$(3,348)	$(807)	$(6,337)	$(2,746)

Our CEO, who is our chief operating decision maker, manages and evaluates our U.S., International, and Operating Cost segments based upon segment income or loss from operations adjusted for certain non-cash items, such as stock-based compensation expense and depreciation and amortization. We classify the non-cash expenses included in research, development and medical affairs expenses, general and administrative expenses, and sales and marketing expenses within Other in the Interim Financial Statements.

Operating expenses. Operating expenses in Other increased by approximately $2.5 million, or 315%, to approximately $3.3 million for the three months ended September 30, 2023, compared to approximately $810,000 for the three months ended September 30, 2022. The increase was primarily attributable to an increase of $2.5 million in depreciation and amortization expenses, as described below.

Operating expenses. Operating expenses in Other increased by approximately $3.6 million, or 131%, to approximately $6.3 million for the nine months ended September 30, 2023, compared to approximately $2.7 million for the nine months ended September 30, 2022. The increase was primarily attributable to an increase of $3.7 million in depreciation and amortization expenses, as described below, partially offset by a decrease of $110,000 in general and administrative expenses.

Depreciation and amortization. Depreciation and amortization increased by approximately $2.5 million, or 376%, to approximately $3.2 million for the three months ended September 30, 2023, compared to approximately $660,000 for the three months ended September 30, 2022. The increase was primarily attributable to amortization of the YUTIQ intangible asset which was acquired in May 2023.

Depreciation and amortization. Depreciation and amortization increased by approximately $3.7 million, or 182%, to approximately $5.7 million for the nine months ended September 30, 2023, compared to approximately $2.0 million for the nine months ended September 30, 2022. The increase was primarily attributable to amortization of the YUTIQ intangible asset which was acquired in May 2023.

Liquidity and Capital Resources

Overview

Since inception, we have incurred recurring losses, negative cash flow from operations and have accumulated a deficit in stockholders’ equity of $414.7 million as of September 30, 2023. As of September 30, 2023, we had approximately $8.3 million in cash and cash equivalents. In March 2023 we received $12.0 million in gross proceeds from the Tranche 1 closing of our Series B Convertible Preferred Stock financing and an additional $2.5 million in cash in connection with the Fifth Amendment to the 2019 Loan Agreement. We have used these funds to commercialize ILUVIEN, to fund our NEW DAY Study and for general corporate purposes. In May 2023 we received $67.0 million in gross proceeds from the Tranche 2 closing of our Series B Convertible Preferred Stock financing and an additional $20.0 million in cash in connection with the Sixth Amendment to the 2019 Loan Agreement. We used these funds to fund a portion of the upfront payment to acquire the commercial rights for YUTIQ.

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

(b)consented to maintaining a lower minimum revenue amount under the Third Revenue Covenant for the trailing six-month period ended December 31, 2021 than previously required under the 2019 Loan Agreement (and waived any event of default that may have occurred or may be deemed to have occurred as a result of our lower revenue amount for that period); and

(c)required that the Third Revenue Covenant be tested at June 30, 2023 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of our projected revenues in accordance with an annual plan we must submit to the Collateral Agent by January 15 of such year, such plan to be thereafter approved by our board of directors (the Board) and the Collateral Agent in its sole discretion no later than February 28 of such year.

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

(d)extended the maturity date to April 30, 2028 and the interest-only period to April 30, 2025, which may be extended an additional 12 months if the Company meets certain financial targets by June 30, 2025; and

(e)specified the minimum revenue amount, calculated on a trailing six-month basis beginning with the six month period ended September 30, 2023, and tested at the end of each calendar quarter, that the Company must achieve for each such period.

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

The Federal Reserve raised interest rates seven times in 2022 and four times to date in 2023 and it may continue to do so to combat the effects of inflation. An increase in SOFR would increase our interest costs. Significant increases in our interest costs could materially and adversely affect our results of operations and our ability to pay amounts due under the Amended Loan Agreement, and any increase in the interest we pay would reduce our cash available for working capital, acquisitions, and other uses.

We have maintained compliance with our revenue covenant throughout 2022 and 2023, including at September 30, 2023. We expect to comply with the revenue covenant for the remaining measurement date in 2023. If we fail to comply with the revenue covenant and the lenders do not provide consent and waiver, acceleration of the maturity of the loan is one of the remedies available to the lenders. If the lenders accelerate the maturity of the loan, we would be forced to find alternative financing or enter into an alternative agreement with the lenders. We cannot be sure that alternative financing will be available when needed or that, if available, the alternative financing could be obtained on terms that are not significantly detrimental to us or our stockholders.

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

Series B Preferred Stock Financings

In March 2023, we issued and sold an aggregate of 12,000 shares of Series B Convertible Preferred Stock at a per-share purchase price of $1,000 and warrants to purchase common stock for aggregate gross proceeds of $12.0 million. In May 2023, we issued and sold an aggregate of 67,000 shares of Series B Convertible Preferred Stock at a per-share purchase price of $1,000 and warrants to purchase common stock for aggregate gross proceeds of $67.0 million. On August 1, 2023, we amended the Certificate of Designation of Series B Convertible Preferred Stock to allow for the issuance of Pre-Funded Warrants. Stockholder approval was received at our 2023 annual meeting of stockholders held on August 1, 2023, and we designated August 15, 2023 as the date for Mandatory Conversion of the Series B Convertible Preferred Stock into our common stock and Pre-Funded Warrants to purchase common stock. In connection with the Mandatory Conversion, we issued 43,617,114 shares of common stock and Pre-Funded Warrants exercisable for 2,000,000 shares of common stock to the holders of the Series B Convertible Preferred Stock. Following the Mandatory Conversion, no shares of the Series B Convertible Preferred Stock remain outstanding.

Current Cash Position

As of September 30, 2023, we had approximately $8.3 million in cash and cash equivalents, an increase of $3.0 million from the $5.3 million in cash and cash equivalents that we reported as of December 31, 2022.

We believe our commercial operations will generate sufficient cash flow, combined with our current financial assets, to fund all conditional and unconditional financial obligations for at least the next 12 months. Therefore, we have concluded the factors which previously raised substantial doubt about our ability to continue as a going concern no longer exist. However, we may need to raise alternative or additional financing to fund our operations and support growth. The source, timing, and availability of any future financing will depend upon market conditions and other factors that may be outside of our control. Funding may not be available when needed, at all, or on terms acceptable us. If we were to raise additional funds by issuing equity securities, substantial dilution to existing stockholders could result, and the terms of any new equity securities may have a preference over our common stock. If we were to attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining those agreements, or in receiving milestone or royalty payments under them. If we were to attempt to raise additional funds through debt financing, we would be required to obtain the permission or participation of SLR, which we might not be able to obtain.

Sources and Uses of Cash for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

For the nine months ended September 30, 2023, net cash used in our operations was approximately $18.0 million. The cash used in our operations was impacted by our net loss of approximately $16.4 million, a net increase of $14.4 million in accounts receivable due to payment terms with YUTIQ distributors, a net decrease of $1.8 million in accounts payable, accrued expenses and other current liabilities, and an increase of $150,000 in inventory. Cash used in operations for the nine months ended September 30, 2023 was offset by the change in the estimated fair value of warrant liabilities of $6.8 million, $5.7 million of non-cash depreciation and amortization, $1.1 million loss on the extinguishment of debt associated with the Sixth Amendment, an increase in long-term liabilities of $820,000, $760,000 of non-cash interest expense associated with the amortization of our debt discount and deferred financing costs, and $630,000 of non-cash stock-based compensation expense.

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

For the nine months ended September 30, 2023, net cash used in our investing activities was approximately $75.4 million, which was primarily due to the acquisition of the YUTIQ intangible asset in May 2023.

For the nine months ended September 30, 2022, net cash used in our investing activities was approximately $170,000, which was primarily due to purchases of furniture and equipment for our new office in Alpharetta, Georgia.

For the nine months ended September 30, 2023, net cash provided by our financing activities was approximately $96.6 million, which was primarily due to the $78.6 million gross proceeds from the closings of our Series B Convertible Preferred Stock financings, the $22.5 million received in connection with the Fifth and Sixth Amendments to the 2019 Loan Agreement, and $2.4 million received in connection with common stock issuances. The cash provided was partially offset by $4.1 million of debt issuance costs, $1.2 million in preferred stock issuance costs, the $940,000 repurchase of Series A Preferred Stock, and the $310,000 repurchase of common stock.

For the nine months ended September 30, 2022, net cash used in our financing activities was approximately $110,000, which was primarily due to payments of finance lease obligations.

Contractual Obligations and Commitments

The NEW DAY Study. In January 2020, we began entering into agreements with contract research organizations (CROs) and physician clinics in connection with a multicenter, single masked, randomized and controlled trial designed to generate prospective data evaluating ILUVIEN as a baseline therapy in the treatment of DME and demonstrate its advantages over the current standard of care of repeat anti-VEGF injections (the NEW DAY Study). The NEW DAY Study is planned to enroll approximately 300 treatment-naïve, or almost naïve, DME patients in approximately 40 sites around the U.S. For the three months ended September 30, 2023 and 2022, we incurred approximately $1.2 million and $1.4 million, respectively, of expense associated with the NEW DAY Study. For each of the nine months ended September 30, 2023 and 2022, we incurred approximately $4.0 million of expense associated with the NEW DAY Study. In connection with the NEW DAY Study, we expect to incur additional expenses of approximately $1.0 million for the remainder of 2023, and $2.1 million in 2024.

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

Commercial Supply Agreement with EyePoint. In connection with the Product Rights Agreement with EyePoint Parent, we entered into a commercial supply agreement (the Supply Agreement) pursuant to which, during the term of the Product Rights Agreement, EyePoint Parent will be responsible for manufacturing and exclusively supplying (subject to certain exceptions) agreed-upon quantities of YUTIQ necessary for us to commercialize YUTIQ in the United States at certain cost plus amounts, subject to adjustments set forth in the Supply Agreement. EyePoint Parent’s manufacture and supply of YUTIQ under the Supply Agreement is exclusive (subject to certain exceptions set forth in the Supply Agreement) until we have the right and ability to manufacture and supply YUTIQ for commercialization in the United States. We may elect to manufacture YUTIQ after an initial 18-month term following the date of the Product Rights Agreement upon the satisfaction of certain conditions.

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

Foreign Exchange

Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. The impact of fluctuations in foreign currency exchange rates decreased our net product revenue for the nine months ended September 30, 2023 by approximately $290,000.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Failure to integrate YUTIQ or any business, product or technology we may acquire in the future will cause our business, financial condition and operating results to suffer.

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

If we are unable to perform the above functions or otherwise effectively integrate YUTIQ or any businesses, products or technologies we may acquire in the future, our business, financial condition and operating results will suffer. Additionally, substantially all of the risks attendant to the commercialization of ILUVIEN, including but not limited to competition; security breaches; the outcome of clinical trials or studies; reliance on third parties; manufacturing and supply-chain matters; and regulatory and insurance-related concerns, are also relevant to the commercialization of YUTIQ.

In addition, we may not to achieve the expected financial performance or synergies from businesses, products or technologies we acquire, including YUTIQ, or may experience unexpected delays, challenges and expenses, and unexpected costs associated with integrating and operating the acquired business, product or technology.

Prolonged economic uncertainties or downturns, as well as unstable market, credit and financial conditions, may exacerbate certain risks affecting our business and have serious adverse consequences on our business.

Economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control. In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, particularly as a result of increased inflationary and recessionary pressures, and related market and macroeconomic responses including interest rate increases. Furthermore, sustained uncertainty about, or worsening of, geopolitical tensions, including further escalation of war between Russia and Ukraine, further escalation of trade tensions between the U.S. and China, escalation of tensions between China and Taiwan, further escalation in the conflict between Israel and Hamas, as well as further escalation of tensions between Israel and various countries in the Middle East and North Africa, could result in a global economic slowdown or increased market volatility, increased cyber-attacks, supply chain disruptions or increases in costs necessary to manufacture our products, and a deterioration in political and trade relationships worldwide. Any changes related to these and other factors could adversely affect our business, both in the United States and internationally.

Economic uncertainty and associated macroeconomic conditions, including geopolitical tensions, escalating inflation, supply chain issues and the availability and cost of credit and government stimulus programs in the United States and other countries have contributed, and may continue to contribute, to increased market volatility or market declines, and make it extremely difficult for our partners, suppliers, and us to accurately forecast and plan future business activities. Sales of our products will depend, in large part, on reimbursement from government health administration authorities, private health insurers, distribution partners and other organizations in the U.S., Germany, Portugal, Ireland, the U.K. and other countries. Negative trends in the general economy in any of the jurisdictions in which we may do business may cause these organizations to be unable to satisfy their reimbursement obligations or to delay payment. In addition, health authorities in some jurisdictions may reduce reimbursements, and private insurers may increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could negatively affect our product sales and revenue.

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

3.5

Certificate of Elimination of Series B Convertible Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed on August 15, 2023, and incorporated herein by reference).

3.6	Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 2, 2020 and incorporated herein by reference).
4.1	Form of Pre-Funded Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed on August 2, 2023, and incorporated herein by reference).
10.1

Chairman Emeritus Agreement, dated as of August 1, 2023 by and between Alimera Sciences, Inc. and C. Daniel Myers (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on August 2, 2023, and incorporated herein by reference).

10.2

Alimera Sciences, Inc. 2023 Equity Incentive Plan and forms of award agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on August 2, 2023, and incorporated herein by reference).

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Deficit and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ALIMERA SCIENCES, INC.

November 1, 2023	By:	/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
President and Chief Executive Officer
(Principal Executive Officer)