Form 10-K/A
period 2023-12-31
ALIMERA SCIENCES INC
filed 2024-04-29
CIK 1267602

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

As of June 30, 2023, the last business day of the registrant’s last completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $14,369,959 based on the closing price of the registrant’s common stock, on June 30, 2023, as reported by The Nasdaq Global Market. For the purposes of this disclosure, shares of common stock held by each executive officer, director and affiliate based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 24, 2024, there were 52,374,687 shares of the registrant’s common stock issued and outstanding.

Auditor Firm PCAOB ID: 248 Auditor name: GRANT THORNTON LLP Auditor location: Atlanta, Georgia

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K of Alimera Sciences, Inc., a Delaware corporation (“Alimera,” “we,” “us,” the “registrant” or the “Company,” including our subsidiaries, as applicable), for the year ended December 31, 2023 that we originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 8, 2024 (the “Original Filing”). We are filing this Form 10-K/A to provide the information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K. With the exception of the information required to be included in Item 12 of Form 10-K by Item 201(d) of Regulation S-K (the “Previously Included Information”), we previously omitted this information from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits this information to be incorporated by reference from a registrant’s definitive proxy statement if the proxy statement is filed within 120 days after fiscal year-end. The reference on the cover page of the Original Filing to such incorporation by reference has been deleted, and this Form 10-K/A amends and restates in their entirety the cover page and Part III, with the exception of the Previously Included Information, of the Original Filing. Capitalized terms not otherwise defined in Part III of this Form 10-K/A shall have the same meanings assigned to those terms in Parts I and II of the Original Filing.

Pursuant to the rules of the SEC, Part IV, Item 15 (Exhibit Index) has also been amended to contain the currently dated certifications from our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibits 31.3 and 31.4, respectively. Because no financial statements have been included in this Form 10-K/A, and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, we have omitted paragraphs 3, 4 and 5 of the certifications filed with this Form 10-K/A. Additionally, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 because we are not filing any financial statements with this Form 10-K/A.

Except as set forth in this Form 10-K/A, this Form 10-K/A does not amend or otherwise update any other information in the Original Filing. Other than the information specifically amended and restated herein, this Form 10-K/A does not reflect events occurring after March 8, 2024, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and with our filings with the SEC after the Original Filing.

Alimera Sciences, Inc.

Form 10-K/A

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Various statements in this report of Alimera Sciences, Inc. are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties (some of which are beyond our control) and are based on information currently available to our management. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “forecast,” “outlook,” “contemplates,” “predict,” “project,” “aim,” “seek,” “target,” “likely,” “remain,” “potential,” “continue,” “ongoing,” “will,” “will likely result,” “will continue,” “would,” “should,” “could,” or a variation or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including risks and uncertainties that could delay, divert, or change these expectations, and could cause actual results to differ materially from those projected in these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part I, ITEM 1A: “Risk Factors” of the Original Filing. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

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

There are no family relationships among any of our directors or executive officers.

Name	Age	Director Class	Term Expires	Committee Membership
				Audit	Compensation	Nominating and Corporate Governance
Ross DeMont	51	I	2026	-	-	✓
John Snisarenko	61	I	2026	✓	-	Chair
Michael Kaseta	48	I	2026	✓	✓	-
Richard S. Eiswirth, Jr.	55	II	2024	-	-	-
Margaret A. Pax	64	II	2024	-	-	✓
Erin Parsons	48	III	2025	-	Chair	-
Peter J. Pizzo, III	57	III	2025	Chair	✓	-
Adam Morgan	45	III	2025	-	-	-

Ross DeMont has been a member of the Board since August 2023. He is currently Chief Investment Officer at the Rainin Group, Inc., which manages the assets of both a family office and the investments of the Kenneth Rainin Foundation. Previously, Mr. DeMont was a Managing Member and Portfolio Manager of Midwood Capital Management, a private investment partnership that made concentrated investments in public companies. Mr. DeMont has also worked as an Associate at Igoe Capital Partners, at Presidio Strategies LLC in mergers and acquisitions and at J.P. Morgan with a focus on corporate finance and mergers and acquisitions. He has also served on multiple boards of directors. Mr. DeMont graduated from Connecticut College with a B.A. in both economics and government and earned an MBA from the Tuck School of Business at Dartmouth. We believe that Mr. DeMont is qualified to serve on our Board based on his experience in public and private market investing, capital markets, corporate finance, and corporate strategy. In addition, having served as a director on multiple public and private company boards, he has the background and experience to contribute to our Board on a range of topics.

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

Margaret A. Pax has served as a director since November 2023. Ms. Pax is currently serving as a board member for Jellagen Ltd., a privately-held company developing and manufacturing tissue engineering and biomaterials products. She is also on the board of Repligen Corporation, a publicly-traded life sciences company focused on innovative bioprocessing solutions. Ms. Pax was a senior executive at Thermo-Fisher Scientific from 2012 to 2020 where her most recent role was as Vice President, Strategy and Innovation, Clinical Supply Chain / Pharma Services. Previously, she served as Vice President, Business and Clinical Development with Microchips BioMedical, a drug delivery company, and Vice President, Business Development for CareScout, a healthcare services company acquired by Genworth. Ms. Pax began her career at Phillips Healthcare where she held senior leadership roles in business development, marketing, and product management from 1989 to 2000. Ms. Pax holds an MBA from the Harvard Business School and is a board director of the Harvard Business School Healthcare Alumni Association. We believe that Ms. Pax is qualified to serve on our Board because of her broad experience in life sciences and her experience as a public company board member.

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

Peter J. Pizzo, III has been a member of the Board since April 2010. Since August 2022, Mr. Pizzo has served as Chief Financial Officer of Intrinsic Therapeutics, Inc., a privately-held medical device company that has developed and is commercializing a product to prevent reherniation and reoperation following lumbar discectomy surgery. From October 2019 until June 2022, Mr. Pizzo served as Chief Financial Officer for ControlRad, Inc, a privately-held medical technology company focused on reducing unnecessary radiation exposure during fluoroscopically guided procedures. From October 2018 until September 2019, Mr. Pizzo provided financial consulting services to medical device companies. From 2005 until October 2018, Mr. Pizzo served as Chief Financial Officer of Carticept Medical, Inc., a private medical device company, and from its spinout from Carticept in December 2011 until its sale in October 2018, as Chief Financial Officer of Cartiva, Inc., a privately-held orthopedic medical device company. From 2002 until its sale in 2005, Mr. Pizzo served as Chief Financial Officer of Proxima Therapeutics, Inc., a privately-held medical device company. From 1996 to 2001, Mr. Pizzo worked for Serologicals Corporation, a publicly-traded global provider of biological products to life science companies, ultimately serving as Chief Financial Officer. From 1995 to 1996, Mr. Pizzo served as Vice President of Administration and Controller of ValueMark Healthcare Systems, Inc., a privately-held owner-operator of psychiatric hospitals. From 1992 until its sale in 1995, Mr. Pizzo served in various senior financial positions at Hallmark Healthcare Corporation, a publicly-traded hospital management company. Mr. Pizzo holds a Bachelor of Science with special attainments in commerce from Washington and Lee University. We believe that Mr. Pizzo is qualified to serve on our Board because of his years of experience in medical devices, biologics and healthcare services, including in the roles of vice president, finance and chief financial officer; and his status as an “audit committee financial expert” as such term is defined in the rules and regulations of the SEC.

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

Executive Officers

The following table provides the name, age and position of each of our executive officers as of the date of this Form 10-K/A. Certain biographical information for each executive officer follows the table:

Name	Age	Position
Richard S. Eiswirth, Jr.	55	President, Chief Executive Officer and Director
Elliot Maltz	39	Chief Financial Officer and Treasurer
Jason Werner	46	Chief Operating Officer
David Holland	59	Chief Marketing Officer, Senior Vice President Corporate Communications and Managed Markets
Philip Ashman, Ph.D.	58	President of International Operations
Todd Wood	55	President of U.S. Operations

___

Richard S. Eiswirth, Jr. - For biographical information about Mr. Eiswirth, see “- Directors” above.

Elliot Maltz has served as our Chief Financial Officer and Treasurer since January 2024. Prior to his appointment as our Chief Financial Officer, Mr. Maltz served as Chief Financial Officer of Orgenesis Inc., a publicly traded global biotech company transforming the processing of cell and gene therapies. Before that, he was with Gelesis Holdings, Inc. (“Gelesis”), a publicly traded multi-national commercial-stage company focused on advancing first-in-class therapeutics to treat excess weight and other gastric conditions. At Gelesis, from March 2014 to August 2023, Mr. Maltz advanced from Corporate Controller to Vice President of Finance and then to Chief Financial Officer while leading numerous operational and fundraising initiatives. Prior to that, he served at Sapient Corp., a publicly traded global agency providing strategic business and advertising consulting services where he was the Technical Accounting and SEC Reporting Manager. Mr. Maltz started his career at Deloitte & Touche LLP, attaining the position of audit manager. Mr. Maltz holds a B.S. in business administration from Elon University and is a licensed Certified Public Accountant in the state of Massachusetts.

Jason Werner joined Alimera in October 2023 as Chief Operating Officer after three months as a member of the Board of Directors. Prior to this, Mr. Werner served as the Chief Executive Officer and Board Member of SightStream Biotherapeutics Inc., a biotechnology company focused on developing regenerative medicines in ophthalmics. Mr. Werner also currently serves on the board of directors of InflammX Therapeutics Inc., a privately held developer of novel treatments of the Inflammasome (NLRP3) Pathway based in San Diego, California.  Mr. Werner previously co-founded and served as Chief Operating Officer of Eyevance Pharmaceuticals through its sale to Santen Pharmaceuticals Ltd. He has held a variety of commercial development roles and corporate strategy positions at companies such as Sun Pharma, Nicox SA and Inspire Pharmaceuticals, all within the field of ophthalmics. Mr. Werner received his B.S. in business administration from the University of New Hampshire.

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

Todd Wood has been President, U.S. Operations since December 2023. Mr. Wood spent the majority of his career at Allergan, an AbbVie company, where he held a variety of roles, including Vice President of U.S. Sales, Eye Care, Area Director, Facial Aesthetics and Senior Product Manager, Lumigan (glaucoma product). He most recently served as Chief Commercial Officer at Dermtech International, a leading genomics company in dermatology. Previously, he was Vice-President, Global Sales at Obalon Therapeutics, which focused on developing and commercializing novel technologies for weight loss before merging with ReShape Lifesciences in 2021. He received his B.S. in business administration from Grand Valley State University, Allendale, Michigan.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and holders of more than 10% of our common stock to file reports with the SEC regarding their ownership and changes in ownership of our securities.

Based solely upon a review of those reports and written representations provided to us by all of our directors and executive officers, we believe that during the year ended December 31, 2023, our directors, executive officers and greater than 10% stockholders timely filed all reports they were required to file under Section 16(a), except that for Mr. Ashman, one Form 4 was not timely filed, for Mr. Holland, one Form 4 was not timely filed, and for Mr. Russell Skibsted, our former Chief Financial Officer, one Form 4 was not timely filed.

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

Nomination of Directors by Stockholders

There have been no material changes to the procedures by which stockholders may recommend nominees to the nominating and corporate governance committee of our Board since such procedures were described in our definitive proxy statement filed with the SEC on Schedule 14A on June 29, 2023.

Board Committees

Our Board has established an audit committee, a compensation committee and a nominating and corporate governance committee. The Board and its committees set schedules to meet throughout the year and also can hold special meetings and act by written consent from time to time as appropriate. The independent directors of the Board also hold separate regularly scheduled executive session meetings at least twice a year at which only independent directors are present. The Board has delegated various responsibilities and authority to its committees. The committees regularly report on their activities and actions to the full Board. Each committee has a written charter that has been approved by the full Board. The composition of these committees meets the criteria for independence under, and the functioning of these committees comply with, the applicable requirements of the Sarbanes-Oxley Act of 2002, the current rules of The Nasdaq Stock Market LLC (“Nasdaq”), and SEC rules and regulations. We intend to comply with future requirements as they become applicable to us.

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

As a “smaller reporting company,” we have opted to comply with the reduced executive compensation disclosure rules applicable to “smaller reporting companies,” as such terms are defined in the rules promulgated under the Securities Act of 1933, as amended. This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer during 2023 and two of our most highly compensated executive officers other than our principal executive officer in respect of their service to our Company for 2023. We refer to individuals as our named executive officers, or “NEOs.” Our NEOs for 2023 are:

•Richard S. Eiswirth, Jr., President and Chief Executive Officer

•Jason Werner, Chief Operating Officer

•Philip Ashman, President of International Operations

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

2023 Summary Compensation Table

The following table provides information concerning the compensation paid to our NEOs during the years ended December 31, 2023 and 2022. In accordance with the rules promulgated by the SEC, certain columns relating to information that is not applicable have been omitted from this table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)(4)	All Other Compensation ($)(5)	Total ($)
Richard S. Eiswirth, Jr.
President and Chief Executive Officer	2023 2022	603,200 580,000	328,203 125,000	1,447,342 251,342	864,866 -	17,869 17,869	3,261,479 974,211

Jason Werner
Chief Operating Officer(1)	2023 2022	112,500 -	29,250 -	672,750 -	486,487 -	67,590 -	1,368,577 -

Philip Ashman, Ph.D.
President of International Operations (2)	2023 2022	373,083 356,170	109,127 -	139,184 139,184	359,255 -	34,771 33,688	1,015,420 529,042

(1)Mr. Werner was hired as our Chief Operating Officer on October 2, 2023, and was not an NEO in 2022. Salary amount shows reflects the pro-rata amount paid during 2023 based on an annual salary of $450,000.

(2)Dr. Ashman was paid an annual salary of £300,000 in 2023 and £288,000 in 2022, which for purposes of this presentation were converted to U.S. Dollars at the average exchange rate for the twelve months ended (a) December 31, 2023 of 1.2436 U.S. Dollars per British Pound Sterling, and (b) December 31, 2022 of 1.2367 U.S. Dollars per British Pound Sterling.

(3)The amounts reported in this column represent the aggregate grant date fair value of awards of shares of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”), computed in accordance with the FASB ASC Topic 718. See Note 15 of the Notes to the Consolidated Financial Statements in the Original Filing for a discussion of our assumptions in determining the ASC 718 values of the RSAs, RSUs and PSUs.

(4)The amounts reported in this column represent the aggregate grant date fair value of options awarded computed in accordance with FASB ASC Topic 718. See Note 15 of the Notes to the Consolidated Financial Statements in the Original Filing for a discussion of our assumptions in determining the ASC 718 values of our option awards.

(5)All Other Compensation includes:

(a) for Mr. Eiswirth, the 2023 amount was composed of 401(k) matching contributions for his benefit, short-term and long-term disability gross-ups paid on his behalf and long-term disability premium payments for his benefit;

(b) for Mr. Werner, the 2023 amount was composed of compensation from a sign-on bonus, consulting and earnings as a member of the Board; and

(c) for Dr. Ashman, the 2023 amount was composed of contributions to a private pension of $22,385 and payments of $12,386 for the use of his own car.

Narrative to the Summary Compensation Table

Elements of Compensation

The compensation paid to Mr. Eiswirth, Mr. Werner and Dr. Ashman in 2023 consisted of the following components:

Base Salary

Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of our executive compensation program. The relative levels of base salary for our named executive officers are designed to reflect each executive officer’s scope of responsibility and accountability with us. Pursuant to the terms of their respective employment agreements, the annual base salary amounts for our NEOs during 2023 were as set forth in the table below.

Discretionary Bonus Awards

From time to time, we utilize discretionary signing, promotion, retention or other bonus awards as compensation tools that provide incentives for executives to accept employment offers, to reward outstanding performance by executives and to retain key executives. We believe that these bonus awards are consistent with our overall executive compensation philosophy to achieve our recruiting and retention objectives as well as to allow discretion to address the needs of our businesses, which operate in a constantly evolving and highly competitive environment. Bonus recommendations are not determined on a formulaic basis, and no particular weight is assigned to any of the factors considered in determining discretionary bonuses.

For the year ended December 31, 2023, the annual base salaries and cash bonuses actually paid to our NEOs were as follows:

Name	Annual Base Salary ($)	Cash Bonus Actually Paid ($)(1)
Richard S. Eiswirth, Jr.	603,200	203,203
Jason Werner	450,000	50,000
Philip Ashman, Ph.D.	373,083	109,127

(1)The bonus amounts payable that were paid in March 2024.

Equity Compensation

We have historically awarded equity compensation to our named executive officers based on their performance in the form of time-vesting stock options and restricted stock that vest over four years. In addition, we grant restricted stock units (“RSUs”) and performance stock units (“PSUs”).

Generally, grants of equity awards are made on the basis of level of responsibility, continued service to the Company and performance. The equity awards are subject to time-based vesting, contingent upon the named executive officer’s continued employment with the Company. The Compensation Committee determines equity awards after considering Company and individual performance and information and recommendations provided by our independent compensation consultant. With respect to our named executive officers other than our CEO, the Compensation Committee also considers the recommendations of our CEO when determining grant levels.

In January 2022, the compensation committee determined, with respect to equity compensation for 2022, that it would be appropriate for approximately 75% of each equity award to be in the form of stock options and 25% to be in the form of restricted stock.

Generally, to align the executive’s interests with those of our stockholders, we make a significant stock option grant to an executive officer at the first regularly scheduled meeting of the compensation committee after the officer commences employment. Typically, both our initial stock option grants to new executive officers and our stock option grants to continuing executive officers vest in 1/48th increments monthly over four years, so long as the officer’s service as our employee is continuous from the grant date through the applicable vesting date. We believe that the resulting overlapping vesting schedule from option awards made in prior years, together with the number of shares subject to each award, helps ensure a meaningful incentive to remain in our employment and to enhance stockholder value over time. In addition to the options to purchase common stock, we also grant our executive officers restricted stock which that vest in four equal annual installments beginning on the first anniversary of the date of grant, so long as the officer’s service as our employee is continuous from the grant date through the applicable vesting date. We believe that these grants of restricted stock, like our option grants, provide a meaningful incentive for the officer to remain in our employment and enhance stockholder value over time. The Company began granting RSUs and PSUs to our NEOs because it believes the new award structure better aligns with market standards and practice, while still focusing on growth and driving long-term performance and retention. We have also granted performance stock units to certain executives which vest upon the attainment of identified revenue or stock price targets within a defined time period. We believe that these performance stock units help align our officers’ interests with those of our stockholders.

In 2023, our NEOs were granted the following:

Name	Grant Date	Type of Award	# of Shares of Restricted Stock	Vesting Dates
Philip Ashman, Ph.D.	3/26/2023	RSAs	103,000	(a)
Richard S. Eiswirth, Jr.	3/26/2023	RSAs	186,000	(a)
Richard S. Eiswirth, Jr.	10/2/2023	RSUs	400,000	(b)
Richard S. Eiswirth, Jr.	10/2/2023	PSUs	400,000	(c)
Jason Werner	10/2/2023	RSUs	225,000	(b)
Jason Werner	10/2/2023	PSUs	225,000	(c)

(a)Vest in four equal annual installments beginning March 26, 2023, so long as the officer’s service as an employee of the Company is continuous from the grant date through the applicable anniversary thereof.

(b)Vest in four equal annual installments beginning October 2, 2023, so long as the officer’s service as an employee of the Company is continuous from the grant date through the applicable anniversary thereof.

(c)Vest in three equal tranches beginning October 2, 2023, the vesting of which will be conditioned on the satisfaction of certain performance metrics being met on or before their measurement date so long as the officer’s service as an employee of the Company is continuous from the grant date through the applicable vesting tranche measurement date.

Name	Initial Vesting Date	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Richard S. Eiswirth, Jr.	10/2/2024	400,000	2.99	10/1/2033
Jason Werner	10/2/2024	225,000	2.99	10/1/2033
Philip Ashman, Ph.D.	11/21/2024	147,000	3.38	11/21/2033

Each option vests as follows: one-fourth of the shares shall vest on the initial vesting date, with the remaining shares vesting in 36 equal monthly installments beginning one month after the initial vesting date.

No equity award was repriced or materially modified during 2023.

Employee Benefits

Mr. Eiswirth and Mr. Werner are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, disability and accidental death and dismemberment insurance, our employee stock purchase plan and our 401(k) plan, in each case on the same basis as other U.S.-based employees, subject to applicable law. We also provide vacation and other paid holidays to all employees, including our executive officers, which are comparable to those provided at peer companies.

Dr. Ashman is eligible to participate in all of our employee benefit plans available to our employees in the U.K., and we contributed $21,370 to a private defined contribution pension for Dr. Ashman in 2023. In addition, we pay Dr. Ashman a car allowance for use of his own car. That allowance was $12,318 in 2023.

At this time, we do not provide special benefits or other perquisites to our executive officers other than the car allowance to Dr. Ashman.

Employment Agreements with Our NEOs

We have entered into employment agreements (each, an “Employment Agreement”) with two of our NEOs, Mr. Eiswirth, as amended, and Mr. Werner. These Employment Agreements are based on the same form and are described below. We have also entered into an Employment Contract with Dr. Ashman (the “Ashman Employment Contract”), who resides in the U.K., using a form suitable for that jurisdiction, as well as a Change in Control Severance Agreement. The Ashman Employment Contract and the Change in Control Severance Agreement are described below.

On December 11, 2023, the Company entered into an Amended and Restated Employment Agreement with Mr. Eiswirth, which amended and restated Mr. Eiswirth’s Employment Agreement dated January 2, 2019. Mr. Eiswirth was awarded a one-time special cash bonus of $125,000 to be paid in a lump sum in recognition of Mr. Eiswirth’s leadership and significant contributions to the Company, including in connection with the Company’s acquisition of the YUTIQ commercialization rights and the improvement of the Company’s capital structure and balance sheet through the Company’s recent equity and debt financings.

The Employment Agreements provide for a starting base salary that may be reviewed and increased from time to time at the discretion of the compensation committee, which has exercised this discretion, including in setting the salaries of Mr. Eiswirth and Mr. Werner for 2023. The Employment Agreements also require us to pay an annual bonus for each year to the executive officer no later than 2 ½ months after the end of that year in the amount, and subject to the terms and conditions of, our cash incentive plan applicable to executive officers. Mr. Eiswirth’s target annual bonus amount shall not be reduced to an amount below 65% of his then-current base salary, and Mr. Werner’s target annual bonus amount shall not be reduced to an amount below 40% of his then-current base salary. For fiscal year 2023, Mr. Eiswirth’s target bonus was $369,460. Each of Mr. Eiswirth and Mr. Werner is eligible to receive and has received equity awards at the discretion of the compensation committee.

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

The NEOs are entitled to receive all other benefits generally available to our executive officers in the U.S., with Dr. Ashman receiving similar benefits in the U.K. The Employment Agreements with Mr. Eiswirth and Mr. Werner, and the Change in Control Severance Agreement of Dr. Ashman, also provide certain severance and change in control-related benefits to them, including cash severance and vesting acceleration upon the occurrence of certain defined events. Dr. Ashman also receives certain severance benefits as described below. Additional information regarding these agreements is included below.

We have also granted performance stock units to certain executives which vest upon the attainment of identified revenue or stock price targets within a defined time period. We believe that these performance stock units help align our officers’ interests with those of our stockholders.

For further information and a description of the acceleration of vesting provisions applicable to the equity-based awards held by our NEOs, please see the section titled “Severance and Change in Control Benefits for Mr. Eiswirth, Mr. Werner and Dr. Ashman.”

Outstanding Equity Awards as of December 31, 2023

The following table sets forth information regarding the stock options and restricted stock held by each of our NEOs as of December 31, 2023. The vesting provisions applicable to each outstanding option and restricted share is described in the footnotes to the following table. For a description of the acceleration of vesting provisions applicable to the equity-based awards held by our NEOs, please see the section titled “Severance and Change in Control Benefits for Mr. Eiswirth, Mr. Werner and Dr. Ashman” below:

	Option Awards						Stock Awards
Name	Initial Vesting Date (1)		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Initial Vesting Date (1)		Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(2)
Richard S. Eiswirth, Jr.	2/28/2015		18,334	-	82.65	1/28/2025
	2/4/2016		18,334	-	37.05	1/3/2026
	2/20/2017		21,668	-	17.70	1/19/2027
	2/22/2018		20,000	-	17.40	1/21/2028
	2/23/2019		33,334	-	12.90	1/22/2029	1/7/2022	(4)	8,750	$37,800
	2/10/2020	(3)	52,385	1,115	6.75	1/09/2030	1/4/2023	(5)	18,750	$81,000
	2/7/2021	(3)	38,281	14,219	5.01	2/6/2031	3/26/2024	(6)	186,000	$803,520
	2/4/2022	(3)	35,937	39,063	4.96	1/3/2032	10/2/2024	(7)	400,000	$1,728,000
	11/2/2023	(3)	16,666	383,334	2.99	10/1/2033	10/2/2024	(8)	400,000	$1,728,000
Jason Werner	6/12/2023		921	-	2.46	5/16/2033	10/2/2024	(7)	225,000	$972,000
	10/2/2024	(9)	-	225,000	2.99	10/2/2033	10/2/2024	(8)	225,000	$972,000
Philip Ashman, Ph.D.	2/28/2015		8,334	-	82.65	1/28/2025
	2/4/2016		8,334	-	37.05	1/3/2026
	2/20/2017		10,000	-	17.70	1/19/2027
	2/22/2018		10,000	-	17.40	1/21/2028
	2/23/2019		13,334	-	12.90	1/22/2029
	2/10/2020	(3)	14,583	5,417	6.75	1/09/2030
	2/7/2021	(3)	14,375	15,625	5.01	2/6/2031	1/7/2022	(4)	5,000	$21,600
	2/4/2022	(3)	10,312	34,688	4.96	1/3/2032	1/4/2023	(5)	11,250	$48,600
	11/21/2024	(10)	-	147,000	3.38	11/21/2033	3/26/2024	(6)	103,000	$444,960

(1)Unless a footnote indicates otherwise, the award was fully vested at December 31, 2023.

(2)Computed in accordance with SEC rules as the number of unvested shares multiplied by the closing market price of our common stock on December 29, 2023, which was $4.32. The actual value (if any) to be realized by the officer depends on whether the shares vest and the future performance of our common stock.

(3)Vests in 48 equal monthly installments over a four-year period beginning on the initial vesting date.

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

(6)Vest in four equal annual installments beginning March 26, 2024, so long as the officer’s service as an employee of the Company is continuous from the grant date through the applicable anniversary thereof.

(7)Vest in four equal annual installments beginning October 2, 2024, so long as the officer’s service as an employee of the Company is continuous from the grant date through the applicable anniversary thereof.

(8)Vest in three equal tranches beginning October 2, 2023, the vesting of which will be conditioned on the satisfaction of certain performance metrics being met on or before their measurement date so long as the officer’s service as an employee of the Company is continuous from the grant date through the applicable vesting tranche measurement date.

(9)Vest as follows: one-fourth of the shares shall vest on October 2, 2024, with the remaining shares vesting in 36 equal monthly installments beginning on November 2, 2024.

(10)Vest as follows: one-fourth of the shares shall vest on November 21, 2024, with the remaining shares vesting in 36 equal monthly installments beginning on December 21, 2024.

Severance and Change in Control Benefits for Mr. Eiswirth, Mr. Werner and Dr. Ashman

The Employment Agreements of Mr. Eiswirth and Mr. Werner, and the Change in Control Severance Agreement of Dr. Ashman, provide certain severance and change in control benefits as described below. Under each heading below, we describe the terms of the agreements that were in effect during 2023.

Acceleration Provisions for Unvested Options and Shares of Restricted Stock in Event of Change in Control

Each agreement includes acceleration provisions for outstanding equity in the event of a change in control. Under these provisions for Mr. Werner and Dr. Ashman, if a change in control occurs, each officer will receive 12 months of additional vesting for any stock options and restricted shares that are outstanding and unvested as of the date of such transaction. For Mr. Eiswirth, any of Mr. Eiswirth’s performance-based vesting equity grants that are outstanding and unvested as of the effective date of such change in control will fully vest. If the change in control consists of a merger or consolidation of the Company, then all outstanding and unvested equity awards will fully vest unless otherwise provided by the transaction document. In addition, for Mr. Werner and Dr. Ashman, the NEOs’ unvested stock options and restricted shares will vest in full if (a) the Company is subject to a change in control before the NEOs’ employment with us terminates and (b) within 12 months after the change in control, we terminate the NEOs’ employment with us without cause or the NEO terminates his employment for good reason. Further, if we are a party to a merger or consolidation, the NEOs’ unvested stock options and restricted shares will vest in full unless the agreement evidencing the merger or consolidation provides for one or more of the following: (a) the continuation of the NEO’s stock options and restricted shares by Alimera if Alimera is the surviving corporation; (b) the assumption of the officer’s stock options and restricted shares by the surviving corporation or its parent; (c) the substitution by the surviving corporation of its parent of new stock options and restricted shares for the NEOs’ existing stock options and restricted shares; (d) full exercisability of outstanding stock options and full vesting of the stock underlying the restricted shares, followed by the cancellation of such stock options and restricted shares; or (e) the cancellation of the NEOs’ outstanding stock options and restricted shares and a payment to the NEO equal to the excess of (i) the fair market value of the stock subject to such stock options and restricted shares (whether or not such stock options and restricted shares are then exercisable or vested, as applicable) as of the closing date of such merger or consolidation over (ii) the exercise price (for stock options).

Termination Without Cause/Resignation for Good Reason - Not in Connection with a Change in Control

In addition, each of Mr. Eiswirth’s and Mr. Werner’s Employment Agreements provides that if we terminate the applicable named executive officer’s employment without cause or if he resigns for good reason, either more than three months prior to a change in control or more than 18 months after a change in control, subject to the conditions in the Employment Agreement, the NEO will be entitled to:

•100% of his total annual base salary at the rate in effect at the time of termination paid in 12 monthly installments;

•for Mr. Eiswirth and Mr. Werner, target annual bonus for the year of termination payable in 12 monthly installments;

•a cash payment equal to his earned and pro-rated annual bonus;

•payment of the premiums for medical insurance coverage for the officer and the officer’s dependents under COBRA for one year following the date of termination or, if earlier, until the officer is eligible to be covered under another substantially equivalent medical insurance plan by a subsequent employer; and

•for Mr. Eiswirth only, 12 months of additional vesting for any time-based vesting equity grants that are outstanding and unvested as of the termination date.

Termination Without Cause/Resignation for Good Reason in Connection with a Change in Control

For each of Mr. Eiswirth, Mr. Werner and Dr. Ashman, if we terminate the applicable named executive officer’s employment without cause or if he resigns for good reason, either within three months prior to a change in control or within 18 months after a change in control, subject to the conditions in the Employment Agreement, the named executive officer will be entitled to:

•a cash payment equal to his earned and pro-rated annual bonus;

•for Mr. Eiswirth and Mr. Werner, payment of the premiums for medical insurance coverage for the officer and the officer’s dependents under COBRA, and for Dr. Ashman, payment of the taxable value of any accrued benefit entitlements (subject to such withholdings as required by law, including income tax and national insurance contributions), with the specific number of months of payment varying based on the named executive officer as described below;

•for Mr. Eiswirth only, 100% vesting for any time-based vesting equity grants that are outstanding and unvested as of the termination date; and

•for Mr. Werner only, Mr. Werner’s unvested restricted stock units subject to performance-based vesting (the “Performance RSUs”) will vest in full for the measurement year in which a change in control occurs (i) if certain performance-based vesting conditions are met and (ii) if (a) the Company is subject to a change in control and (b) within 3 months prior to a change in control, on a change in control, or 12 months after the change in control, his employment with the Company is terminated by the Company (or its successor) without cause or he terminates his employment for good reason.

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

▪For Mr. Werner, the multiple of the sum is 150% of his total annual base salary plus 100% of his target annual bonus, which will be paid in 18 monthly installments. In addition, the payment of premiums for medical insurance will be for 18 months or until he is eligible to be covered under another substantially equivalent medical insurance plan by a subsequent employer.

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

Benefits upon Death or Disability

Death of the Officer

The Employment Agreement of each of Mr. Eiswirth and Mr. Werner provides certain benefits if his employment is terminated on account of his death. In that event, we are obligated to pay:

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

In addition, all of Mr. Eiswirth’s and Mr. Werner’s remaining unvested equity awards will vest upon his death.

Disability of the Officer

The Employment Agreement of each of Mr. Eiswirth and Mr. Werner provides certain benefits if his employment is terminated on account of his disability. In that event, we are obligated to pay:

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

In addition, all of Mr. Eiswirth’s and Mr. Werner’s remaining unvested equity awards will vest upon his disability where a “separation from service” as defined in the regulations under Section 409A occurs.

The Ashman Employment Contract does not include provisions regarding benefits if his employment is terminated on account of his death or disability.

Policies Regarding Recovery of Awards

In November 2023, the Board adopted a “clawback” policy. This policy was adopted to comply with Section 10D of the Exchange Act, as well as with Nasdaq listing standards adopted in 2023, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). Under the policy, which applies to the Company’s current and former Section 16 officers, the Company must promptly recover erroneously awarded incentive-based compensation, subject to limited exceptions. Recovery is triggered by accounting restatements that correct errors that are material to previously issued financial statements (“Big R” restatements), as well as restatements that correct errors that are not material to previously issued financial statements but would result in a material misstatement if (1) the errors were left uncorrected in the current report or (2) the error correction was recognized in the current period (“little r” restatements). The policy does not provide for enforcement discretion by the Compensation committee and requires recovery regardless of whether a covered person engaged in any misconduct or is at fault.

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

Stockholder Advisory Vote on Executive Compensation

At our 2023 annual meeting of stockholders, approximately 99% of the shares voted were in favor of the compensation paid to our NEOs as disclosed in the proxy statement for the 2023 annual meeting of stockholders. The compensation committee considers this vote to be an endorsement of our compensation philosophy and practices, including our balance between cash and equity compensation and, in light of this, did not implement any significant changes to our executive compensation program as a result of the vote. Both our compensation committee and the Board intend to periodically reevaluate our executive compensation philosophy and practices in light of our performance, needs and developments, including the outcome of future non-binding advisory votes by our stockholders.

Pay Versus Performance

As required by Section 953(a) of the Dodd-Frank Act and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation and certain financial performance of our Company. The disclosure included in this section is prescribed by SEC rules and does not necessarily align with how we or our compensation committee view the link between our performance and our NEOs pay.

Pay Versus Performance Table

The table below presents information on the compensation of our chief executive officer and our other NEOs in comparison to certain performance metrics for 2023, 2022 and 2021. The metrics are not those that our compensation committee uses when setting executive compensation. The use of the term “compensation actually paid” is required by the SEC’s rules. Neither “compensation actually paid” nor the total amount reported in the Summary Compensation Table reflect the amount of compensation actually earned, paid or received during the applicable year. Per SEC rules, “compensation actually paid” was calculated by adjusting the Summary Compensation Table Total values for the applicable year as described in the footnotes to the table.

Year	Summary Compensation Table Total for Principal Executive Officer (“PEO”)(1)	Compensation Actually Paid to PEO(2)	Average Summary Compensation Table Total for Non-PEO NEOs(3)	Average Compensation Actually Paid to Non-PEO NEOs(4)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return (“TSR”)(5)	Net Income (Loss) (millions)(6)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
2023	$3,261,479	$4,833,624	$1,191,999	$1,699,070	$102.37	$(20.0)
2022	$1,089,198	$741,505	$613,407	$478,364	$64.22	$(18.1)
2021	$890,081	$1,047,080	$569,932	$614,483	$121.56	$(4.4)

___

(1)The dollar amounts reported in column (b) are the amounts of total compensation reported for Richard S. Eiswirth, Jr. (our Chief Executive Officer) for each corresponding year in the “Total” column of the Summary Compensation Table. Refer to “Executive Compensation—Summary Compensation Table.”

(2)The dollar amounts reported in column (c) represent the amount of “compensation actually paid” to Mr. Eiswirth, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual amount of compensation earned by or paid to Mr. Eiswirth during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to Mr. Eiswirth’s total compensation for each year to determine the compensation actually paid:

Year	Reported Summary Compensation Table Total for PEO ($)	Reported Value of Equity Awards(a) ($)	Equity Award Adjustments(b) ($)	Compensation Actually Paid to PEO ($)
2023	$3,261,479	$(2,312,208)	$3,884,353	$4,833,624
2022	$1,089,198	$(366,329)	$18,636	$741,505
2021	$890,081	$(256,212)	$413,211	$1,047,080

___

The grant date fair value of equity awards represents the total of the amounts reported in the “Stock Awards” and “Option Awards” columns in the Summary Compensation Table for the applicable year.

(b)The equity award adjustments for each applicable year include the addition (or subtraction, as applicable) of the following: (i) the year-end fair value of any equity awards granted in the applicable year that are outstanding and unvested as of the end of the year; (ii) the amount of change as of the end of the applicable year (from the end of the prior fiscal year) in fair value of any awards granted in prior years that are outstanding and unvested as of the end of the applicable year; (iii) for awards that are granted and vest in  same applicable year, the fair value as of the vesting date; (iv) for awards granted in prior years that vest in the applicable year, the amount equal to the change as of the vesting date (from the end of the prior fiscal year) in fair value; (v) for awards granted in prior years that are determined to fail to meet the applicable vesting conditions during the applicable year, a deduction for the amount equal to the fair value at the end of the prior fiscal year; and (vi) the dollar value of any dividends or other earnings paid on stock or option awards in the applicable year prior to the vesting date that are not otherwise reflected in the fair value of such award or included in any other component of total compensation for the applicable year. The valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant. The amounts deducted or added in calculating the equity award adjustments are as follows:

Year	Year End Fair Value of Outstanding and Unvested Equity Awards Granted in the Year ($)	Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Years ($)	Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year ($)	Year over Year Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year ($)	Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year ($)	Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value or Total Compensation ($)	Total Equity Award Adjustments ($)
2023	$3,804,442	$39,152	$40,624	$136	$—	$—	$3,884,353
2022	$155,562	$(203,567)	$64,092	$2,548	$—	$—	$18,636
2021	$219,490	$(20,831)	$64,788	$149,764	$—	$—	$413,211

___

(3)The dollar amounts reported in column (d) represent the average of the amounts reported for our company’s NEOs as a group (excluding Mr. Eiswirth) in the “Total” column of the Summary Compensation Table in each applicable year. The names of each of the NEOs (excluding Mr. Eiswirth) included for purposes of calculating the average amounts in each applicable year are as follows: for 2023 Mr. Werner and Dr. Ashman and for 2022 and 2021, Mr. Holland and Dr. Ashman.

(4)The dollar amounts reported in column (e) represent the average amount of “compensation actually paid” to the NEOs as a group (excluding Mr. Eiswirth), as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual average amount of compensation earned by or paid to the NEOs as a group (excluding Mr. Eiswirth) during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to average total compensation for the NEOs as a group (excluding Mr. Eiswirth) for each year to determine the compensation actually paid, using the same methodology described above in Note (2):

Year	Average Reported Summary Compensation Table Total for Non-PEO NEOs ($)	Average Reported Value of Equity Awards(a) ($)	Average Equity Award Adjustments(b) ($)	Average Compensation Actually Paid to Non-PEO NEOs ($)
2023	$1,191,999	$(828,838)	$1,335,910	$1,699,070
2022	$613,407	$(174,007)	$38,964	$478,364
2021	$569,932	$(114,381)	$158,932	$614,483

(a)The grant date fair value of equity awards represents the total of the amounts reported in the “Stock Awards” and “Option Awards” columns in the Summary Compensation Table for the applicable year.

(b)The amounts deducted or added in calculating the total average equity award adjustments are as follows:

Year	Year End Fair Value of Outstanding and Unvested Equity Awards Granted in the Year ($)	Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Years ($)	Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year ($)	Year over Year Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year ($)	Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year ($)	Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value or Total Compensation ($)	Total Equity Award Adjustments ($)
2023	$1,321,564	$13,070	$1,018	$258	$—	$—	$1,335,910
2022	$73,893	$(66,422)	$30,443	$1,050	$—	$—	$38,964
2021	$97,987	$(7,611)	$28,921	$39,634	$—	$—	$158,932

(5)Cumulative TSR is calculated by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between our company’s share price at the end and the beginning of the measurement period by our company’s share price at the beginning of the measurement period. No dividends were paid on stock or option awards in 2023, 2022 or 2021.

(6)The dollar amounts reported represent the amount of net income (loss) reflected in our consolidated audited financial statements for the applicable year.

Analysis of the Information Presented in the Pay Versus Performance Table

We generally seek to incentivize long-term performance, and therefore do not specifically align our performance measures with “compensation actually paid” (as computed in accordance with Item 402(v) of Regulation S-K) for a particular year. In accordance with Item 402(v) of Regulation S-K, we are providing the following descriptions of the relationships between information presented in the Pay Versus Performance table.

We do not utilize net income (loss) or TSR in our executive compensation program. However, we do utilize several other performance measures to align executive compensation with our performance. As described in more detail above in the section “Executive Compensation – Narrative Explanation of Certain Aspects of the Summary Compensation Table,” part of the compensation our NEOs are eligible to receive consists of annual performance-based cash bonuses which are designed to provide appropriate incentives to our executives to achieve defined annual corporate goals and to reward our executives for individual achievement towards these goals. Additionally, we view stock options and restricted stock, which are an integral part of our executive compensation program, as related to company performance although not directly tied to net income (loss) or TSR, because they provide value, or provide incremental value in the case of restricted stock, only if the market price of our common stock increases, and if the executive officer continues in our employment over the vesting period. We believe that stock options and grants of restricted stock provide a meaningful incentive for the officer to remain in our employment and enhance stockholder value over time.

Compensation Actually Paid and Cumulative TSR

As shown in the following graph, the “compensation actually paid” to Mr. Eiswirth and the average amount of “compensation actually paid” to our NEOs as a group (excluding Mr. Eiswirth) during the periods presented are correlated to cumulative TSR. A significant portion of their compensation is in the form of long-term equity awards. The equity awards values are directly tied to our stock price each period. These equity awards strongly align our executive officers’ interests with those of our stockholders by providing a continuing financial incentive to maximize long-term value for our stockholders and by encouraging our executive officers to continue in our employment for the long-term.

Compensation Actually Paid and Net Income (Loss)

As shown in the following graph, the “compensation actually paid” to Mr. Eiswirth and the average amount of “compensation actually paid” to our NEOs as a group (excluding Mr. Eiswirth) during the periods presented are correlated with our net income (loss). We do not use net income (loss) as a financial performance measure in our overall executive compensation program, so this indirect correlation is due to the price of our common stock decreasing during the same periods.

All information provided above under the “Pay Versus Performance” heading will not be deemed to be incorporated by reference in any filing of our company under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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
Initial Option Grant

Option to purchase up to 50,000 shares of our common stock upon initial election as director which is typically prorated based on the number of days until the 1-year anniversary of the previous year’s annual meeting of stockholders (1)

Annual Option Grant	Option to purchase 50,000 shares of our common stock following each annual meeting of stockholders (1)

(1)Annual options vest and become exercisable in twelve equal monthly installments and vest in full on the earlier of the date of the last monthly installment or the following year’s annual meeting of stockholders of the Company provided the director provides continuous service through the applicable vesting date. Initial options vest and become exercisable in equal monthly installments through the 1-year anniversary of the previous annual meeting of stockholders if the director provides continuous service through the applicable vesting date. Unless otherwise approved by our compensation committee, all stock option grants to non-employee directors will have an exercise price per share equal to the fair market value of one share of our common stock on the date of grant and will be subject to the terms of the Alimera Sciences, Inc. 2023 Equity Incentive Plan (the “2023 Plan”). Each option granted under the 2023 Plan to each of our non-employee directors that is not fully vested will become fully vested upon (a) a change in control of the Company or (b) such non-employee director’s service terminates due to death.

Our current policy is to reimburse our non-employee directors for travel, lodging and other reasonable expenses incurred in connection with their attendance at Board and committee meetings. Directors who are employees of the Company do not receive any additional compensation for their services as a director.

Director Compensation Table for Year Ended December 31, 2023

The following table sets forth information regarding compensation earned during the fiscal year ended December 31, 2023 by each of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Brian K. Halak, Ph.D. (1)	13,500	11,251	----	24,751
Garheng Kong, M.D., Ph.D. (2)	27,500	11,251	----	38,751
James R. Largent (3)	17,500	11,251	----	28,751
C. Daniel Myers (4)	53,216	25,324	35,109	113,649
Roger A. Sawheny, M.D. (5)	4,096	3,115	----	7,211
Jason Werner(6)	16,319	1,271	----	17,590
Erin Parsons	53,163	119,359	----	172,522
Peter J. Pizzo, III	66,951	119,359	----	186,310
John Snisarenko	52,848	119,359	----	172,207
Adam Morgan (7)	55,292	110,461	----	165,753
Michael Kaseta (7)	41,241	110,461	----	151,702
Ross DeMont (7)	16,522	108,108	----	124,630
Margaret A. Pax (7)	6,457	89,965	----	96,422

(1)Dr. Halak resigned from our Board on February 24, 2023.

(2)Dr. Kong resigned from our Board on May 17, 2023.

(3)Mr. Largent resigned from our Board on March 24, 2023.

(4)Mr. Myers resigned from our Board on August 1, 2023. Compensation received as Chairman Emeritus (after August 1, 2023) is recorded in “All Other Compensation.”

(5)Dr. Sawheny resigned from our Board on March 24, 2023.

(6)Mr. Werner resigned as a Board member in October 2023 in connection with his appointment as Chief Operating Officer of the Company.

(7)Amounts listed are based on pro-rated fees based on the director’s start date in 2023.

The following table describes the number of shares of our common stock that are purchasable under outstanding and unexercised options to purchase shares of our common stock held as of December 31, 2023 by each of our non-employee directors who served during 2023, whether exercisable or not:

Name	Number of Common Shares Purchasable under Outstanding Options(6)
Brian K. Halak, Ph.D. (1)	12,667
Garheng Kong, M.D., Ph.D. (2)	18,667
James R. Largent (3)	28,033
C. Daniel Myers (4)	139,335
Roger A. Sawheny, M.D. (5)	2,252
Erin Parsons	59,255
Peter J. Pizzo, III	78,003
John Snisarenko	68,410
Adam Morgan	51,825
Michael Kaseta	51,825
Ross DeMont	50,000
Margaret A. Pax	36,713

(1)Dr. Halak resigned from our Board on February 24, 2023.

(2)Dr. Kong resigned from our Board on May 17, 2023.

(3)Mr. Largent resigned from our Board on March 24, 2023.

(4)Mr. Myers resigned from our Board on August 1, 2023.

(5)Dr. Sawheny resigned from our Board on March 24, 2023.

(6)Mr. Werner is excluded from this list given his resignation as a Board member and appointment as Chief Operating Officer in October 2023. Mr. Werner’s outstanding equity awards are included in the NEO Outstanding Equity Awards table above.

Narrative to Director Compensation Table

Our Board has adopted a non-employee director compensation program, which is described further above. In 2023, our non-employee directors were paid fees consistent with this program. Mr. Eiswirth does not receive any compensation for his service as a director.

In connection with his appointment as Chairman Emeritus, the Company and Mr. Myers entered into a Chairman Emeritus Agreement dated as of August 1, 2023 (the “Myers Agreement”). Pursuant to the Myers Agreement, Mr. Myers will serve as Chairman Emeritus through the date of the Company’s 2024 annual meeting of stockholders, which term may be extended upon mutual agreement of the parties thereto. Mr. Myers’ compensation will be consistent with the cash and equity compensation provided to the Chair of the Board pursuant to the Company’s non-employee director compensation program.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Overview

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 24, 2024 for:

•	each of our NEOs;

•	each of our directors;

•	all of our current executive officers and directors as a group; and

•	each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

The table below is based upon information supplied by officers, directors and principal stockholders and Schedule 13Gs and 13Ds filed with the SEC through April 24, 2024.

The percentage ownership is based upon 52,374,687 shares of common stock outstanding as of April 24, 2024. For purposes of the table below, we deem shares of common stock subject to options and warrants that are currently exercisable or exercisable within sixty (60) days of April 24, 2024 to be outstanding and to be beneficially owned by the person holding the options and warrants for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Shares of Common Stock Beneficially Owned

5% Stockholders (other than our executive officers and directors)
Caligan Partners LP	17,635,154	(1)	33.2%
Velan Capital Investment Management LP	14,408,533	(2)	27.1%
Stonepine Capital Management LLC	5,373,732	(3)	9.9%
Boothbay Fund Management, LLC	3,198,708	(4)	6.1%
Altium Capital Management LP	2,660,000	(5)	5.1%
Directors and NEOs
Philip Ashman, Ph.D.	241,088	(6)	*
Ross DeMont	41,666	(7)	*
Richard S. Eiswirth, Jr.	645,509	(8)	1.2%
David Holland	278,866	(9)	*
Michael Kaseta	43,491	(10)	*
Adam Morgan	14,452,024	(2)(11)	27.6%
Erin Parsons	50,921	(12)	*
Margaret Pax	28,553	(13)	*
Peter J. Pizzo, III	70,169	(14)	*
John Snisarenko	70,076	(15)	*
All current directors and executive officers as a group (13 persons)	15,924,205	(16)	29.9%

*	Represents beneficial ownership of less than one percent of our outstanding common stock.
(1)

Consists of 16,835,154 shares of common stock held by Caligan Partners LP, a Delaware limited partnership (Caligan) as well as 800,000 shares of common stock underlying warrants. The securities reported herein are beneficially owned by Caligan, which serves indirectly as the investment manager to Caligan Partners Master Fund LP, a Cayman Islands limited partnership (the Caligan Fund), and managed accounts (the Caligan Accounts), with respect to the shares of common stock held by the Caligan Fund and the Caligan Accounts; and David Johnson, the Partner of Caligan and Managing Member of Caligan Partners GP LLC, the general partner of Caligan, with respect to the shares of common stock held by the Caligan Fund and the Caligan Accounts. The business address of Caligan Partners LP is 515 Madison Avenue, 8th Floor, New York, New York 10022. The forgoing information is based on a Schedule 13D/A filed with the SEC on August 3, 2023 by Caligan Partners LP.

(2)

Consists of 13,608,533 shares of common stock held by Velan Capital Master Fund LP (Velan Master) as well as 800,000 shares of common stock underlying warrants. Velan Capital Holdings LLC (Velan GP), as the general partner of Velan Master, may be deemed to beneficially own the shares beneficially owned by Velan Master. Velan Capital Investment Management LP (Velan Capital), as the investment manager of Velan Master, may be deemed to beneficially own the shares beneficially owned by Velan Master. Velan Capital Management LLC (Velan IM GP), as the general partner of Velan Capital, may be deemed to beneficially own the shares beneficially owned by Velan Master. Balaji Venkataraman, as a Managing Member of each of Velan GP and Velan IM GP, may be deemed to beneficially own shares beneficially owned by Velan Master. Adam Morgan, a member of our Board, is a Managing Member of each of Velan GP and Velan IM GP, may be deemed to beneficially own the shares beneficially owned by Velan Master. The forgoing information is based on a Schedule 13D/A filed with the SEC on August 16, 2023 by Velan Capital.

(3)

Consists of 3,999,459 shares of common stock held by Stonepine Capital Management LLC and 2,000,000 shares of common stock underlying pre-funded warrants. The forgoing information is based on a Schedule 13G/A filed with the SEC on February 13, 2024 by Stonepine Capital Management LLC.

(4)	The forgoing information is based on a Schedule 13G/A filed with the SEC on February 13, 2024 by Boothbay Fund Management, LLC.
(5)

Consists of 2,660,000 shares of common stock held by Altrium Capital Management LP. The forgoing information is based on a Schedule 13D/G filed with the SEC on February 13, 2024 by Altrium Capital Management LP.

(6)	Includes 122,814 shares issuable upon exercise of options exercisable within 60 days of April 24, 2024.
(7)	Includes 41,666 shares issuable upon exercise of options exercisable within 60 days of April 24, 2024.
(8)	Includes 321,991 shares issuable upon exercise of options exercisable within 60 days of April 24, 2024.
(9)	Includes 91,610 shares issuable upon exercise of options exercisable within 60 days of April 24, 2024.
(10)

Includes shares beneficially owned by Velan Capital, of which Mr. Morgan is the Managing Member, as well as 43,491 shares issuable upon exercise of options exercisable within 60 days of April 24, 2024.

(11)	Includes 43,491 shares issuable upon exercise of options exercisable within 60 days of April 24, 2024.
(12)	Includes 50,921 shares issuable upon exercise of options exercisable within 60 days of April 24, 2024.
(13)	Includes 28,553 shares issuable upon exercise of options exercisable within 60 days of April 24, 2024.
(14)	Includes 69,669 shares issuable upon exercise of options exercisable within 60 days of April 24, 2024.
(15)	Includes 60,076 shares issuable upon exercise of options exercisable within 60 days of April 24, 2024.
(16)	Includes 804,984 shares issuable upon exercise of options exercisable within 60 days of April 24, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In addition to the compensation arrangements with our directors and executive officers described elsewhere in this Form 10-K/A, the following is a description of each transaction since January 1, 2022 and each currently proposed transaction in which:

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

Employment Agreements

We have entered into offer letters with our NEOs. For more information regarding these agreements, see the section entitled “Employment Agreements with Our NEOs.”

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fees

The following table sets forth the fees billed by Grant Thornton LLP, our independent registered public accounting firm, for audit and non-audit services rendered to us in 2023 and 2022. These fees are categorized as audit fees, audit-related fees, tax fees and all other fees. The nature of the services provided in each category is described following the table:

	Year Ended December 31,
	2023	2022
Grant Thornton LLP Fees
Audit fees (1)	$744,255	$639,069
Audit-related fees	-	-
Tax fees (2)	122,397	160,339
All other fees	-	-
Total fees	$866,652	$799,408

(1)The fees billed or incurred by Grant Thornton LLP for professional services in 2023 and 2022 include the review of our quarterly financial statements included in our quarterly reports on Form 10-Q for the quarters ended March 31, June 30, and September 30; the audit of our annual financial statements included in our Annual Reports on Form 10-K for the years ended December 31, 2023 and December 31, 2022; subsidiary audits and the review of and issuance of consents for our registration statements.

(2)In 2023 and 2022, fees billed or incurred by Grant Thornton LLP were for professional services rendered in connection global tax consulting and foreign tax returns, including the reorganization of our foreign subsidiaries.

All fees described above were pre-approved by the audit committee in accordance with applicable SEC requirements.

Pre-Approval Policies and Procedures of the Audit Committee

The audit committee’s policy is to pre-approve all audit and permissible non-audit services rendered by Grant Thornton LLP, our independent registered public accounting firm. The audit committee can pre-approve specified services in defined categories of audit services, audit-related services and tax services up to specified amounts, as part of the audit committee’s approval of the scope of the engagement of Grant Thornton LLP or on an individual case-by-case basis before Grant Thornton LLP is engaged to provide a service. The audit committee has determined that the rendering of tax-related services by Grant Thornton LLP in 2023 is compatible with maintaining the principal accountant’s independence for audit purposes. Grant Thornton LLP has not been engaged to perform any non-audit services other than tax-related services.

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

Date: April 29, 2024	ALIMERA SCIENCES, INC.

	By:	/s/ Richard S. Eiswirth, Jr.
	Name:	Richard S. Eiswirth, Jr.
	Title:	President and Chief Executive Officer

Signature	Title	Date
/s/ Richard S. Eiswirth, Jr. Richard S. Eiswirth, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2024
* Elliot Maltz	Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2024
* Adam Morgan	Chairman of the Board of Directors	April 29, 2024
* Ross DeMont	Director	April 29, 2024
* Michael Kaseta	Director	April 29, 2024
* Erin Parsons	Director	April 29, 2024
* Margaret A. Pax	Director	April 29, 2024
* Peter J. Pizzo, III	Director	April 29, 2024
* John Snisarenko	Director	April 29, 2024

*By: /s/ Richard S. Eiswirth, Jr, Name: Richard S. Eiswirth, Jr. Title: Attorney-in-fact