Form 10-Q
period 2024-03-31
ALIMERA SCIENCES INC
filed 2024-05-14
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 9, 2024, there were 52,388,513 shares of the registrant’s $0.01 par value Common Stock issued and outstanding.

ALIMERA SCIENCES, INC.

QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Various statements in this report of Alimera Sciences, Inc. (“we,” “our,” “Alimera” or the “Company”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties (some of which are beyond our control) and are based on information currently available to our management. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “forecast,” “outlook,” “contemplates,” “predict,” “project,” “aim,” “seek,” “target,” “likely,” “remain,” “potential,” “continue,” “ongoing,” “will,” “will likely result,” “will continue,” “would,” “should,” “could,” or the variation or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements.

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

We encourage you to read management’s discussion and analysis of our financial condition and results of operations and our accompanying unaudited interim condensed consolidated financial statements and notes thereto (“Interim Financial Statements”) contained in this Quarterly Report on Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. There can be no assurance that we will in fact achieve the actual results or developments we anticipate or, even if we do substantially realize them, that they will have the expected consequences to, or effects on, us. Therefore, we can give no assurances that we will achieve the outcomes stated in those forward-looking statements, projections and estimates.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2024	2023
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$14,314	$12,058
Restricted cash	32	32
Accounts receivable, net	34,224	34,545
Prepaid expenses and other current assets	3,693	3,909
Inventory	2,206	1,879
Total current assets	54,469	52,423
Property and equipment, net	2,377	2,466
Right-of-use assets, net	1,060	1,124
Intangible assets, net	94,471	97,355
Deferred tax asset	102	104
Warrant asset	6	52
Total assets	$152,485	$153,524
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,308	$8,252
Accrued expenses	4,779	6,192
Accrued licensor payment	5,482	7,275
Finance lease obligations	220	194
Total current liabilities	20,789	21,913
Long-term liabilities:
Notes payable, net of discount	69,436	64,489
Accrued licensor payments	15,616	15,136
Other non-current liabilities	5,991	5,816
Total liabilities	111,832	107,354
Commitments and contingencies (notes 8 and 15)
Stockholders’ equity:
Preferred stock, $.01 par value — 10,000,000 shares authorized at March 31, 2024 and December 31, 2023, none issued	—	—
Common stock, $.01 par value — 150,000,000 shares authorized, 52,374,687 shares issued and outstanding at March 31, 2024 and 52,354,450 shares issued and outstanding at December 31, 2023	524	524
Common stock warrants	4,396	4,396
Additional paid-in capital	463,328	462,446
Accumulated deficit	(424,741)	(418,490)
Accumulated other comprehensive loss	(2,854)	(2,706)
Total stockholders’ equity	40,653	46,170
Total liabilities and stockholders’ equity	$152,485	$153,524

See Notes to Unaudited Interim Condensed Consolidated Financial Statements (“Interim Financial Statements”)

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
	(In thousands, except share and per share data)

Net revenue	$23,011	$13,546
Cost of goods sold, excluding depreciation and amortization	(3,353)	(2,028)
Gross profit	19,658	11,518
Operating expenses:
Research, development and medical affairs expenses	4,361	4,164
General and administrative expenses	5,432	4,171
Sales and marketing expenses	9,082	5,804
Depreciation and amortization	3,085	681
Total operating expenses	21,960	14,820
Loss from operations	(2,302)	(3,302)
Interest expense and other, net	(3,739)	(1,667)
Unrealized foreign currency loss, net	(196)	(13)
Change in fair value of warrant asset	(46)	14
Net loss before income taxes	(6,283)	(4,968)
Income tax benefit	32	—
Net loss	(6,251)	(4,968)
Preferred stock dividends	—	(14)
Net loss applicable to common stockholders	$(6,251)	$(4,982)
Net loss per share — basic and diluted	$(0.12)	$(0.71)
Weighted average shares outstanding — basic and diluted	54,356,828	7,032,231

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Net loss	$(6,251)	$(4,968)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(148)	172
Total other comprehensive (loss) income	(148)	172
Comprehensive loss	$(6,399)	$(4,796)

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net loss	$(6,251)	(4,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,085	681
Provision for credit losses	176	871
Unrealized foreign currency transaction gain, net	196	13
Amortization of debt discount and deferred financing costs	246	282
Stock-based compensation expense	845	226
Change in fair value of warrant asset	46	(14)
Changes in assets and liabilities:
Accounts receivable	(89)	430
Prepaid expenses and other current assets	217	70
Inventory	(333)	397
Accounts payable	2,108	(434)
Accrued expenses and other current liabilities	(1,292)	215
Other long-term liabilities	480	22
Net cash used in operating activities	(566)	(2,209)
Cash flows from investing activities:
Purchases of property and equipment	(21)	(9)
Net cash used in investing activities	(21)	(9)
Cash flows from financing activities:
Repurchase of Series A Preferred Stock	—	(938)
Proceeds from issuance of Series B Convertible Preferred Stock	—	12,000
Series B Convertible Preferred Stock issuance costs	—	(498)
Proceeds from exercise of stock options	37	—
Repurchase of common stock	—	(314)
Issuance of debt	5,000	2,500
Payment of debt costs	(62)	(2,625)
Payment of accrued licensor obligations	(1,875)	—
Payment of finance lease obligations	(133)	(127)
Net cash provided by financing activities	2,967	9,998
Effect of exchange rates on cash and cash equivalents and restricted cash	(124)	33
Net change in cash and cash equivalents and restricted cash	2,256	7,813
Cash and cash equivalents and restricted cash — beginning of period	12,090	5,304
Cash and cash equivalents and restricted cash — end of period	$14,346	$13,117
Supplemental cash flow information:
Cash paid for interest	$1,790	$1,354
Cash paid for income taxes	$21	$—
Supplemental noncash investing and financing activities:
Note payable end of term payment accrued but unpaid	$3,625	$2,375

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

			Series A		Series B
			Convertible		Convertible					Accumulated
	Common Stock		Preferred Stock		Preferred Stock		Additional	Common		Other
							Paid-In	Stock	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Income (Loss)	Total
2023					(In thousands, except share data)
Balance, December 31, 2022	6,995,513	$70	600,000	$19,227	—	$—	$378,238	$—	$(415,388)	$(2,955)	$(20,808)
Issuance of common stock, net of issuance costs	597,000	6	—	—	—	—	(6)	—	—	—	—
Repurchase of common stock	(200,919)	(2)	—	—	—	—	(312)	—	—	—	(314)
Repurchase of Preferred Stock - Series A	—	—	(600,000)	(19,227)	—	—	—	—	18,289	—	(938)
Issuance of Preferred Stock - Series B	—	—	—	—	12,000	7,714	—	—	—	—	7,714
Preferred stock dividends	—	—	—	—	—	14	—	—	(14)	—	—
Stock-based compensation expense	—	—	—	—	—	—	226	—	—	—	226
Net loss	—	—	—	—	—	—	—	—	(4,968)	—	(4,968)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	172	172
Balance, March 31, 2023	7,391,594	$74	—	$—	12,000	$7,728	$378,146	$—	$(402,081)	$(2,783)	$(18,916)

2024
Balance, December 31, 2023	52,354,450	$524	—	$—	—	$—	$462,446	$4,396	$(418,490)	$(2,706)	$46,170
Issuance of common stock, net of issuance costs	7,112	—	—	—	—	—	—	—	—	—	—
Stock option exercises	13,125	—	—	—	—	—	37	—	—	—	37
Stock-based compensation expense	—	—	—	—	—	—	845	—	—	—	845
Net loss	—	—	—	—	—	—	—	—	(6,251)	—	(6,251)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(148)	(148)
Balance, March 31, 2024	52,374,687	$524	—	$—	—	$—	$463,328	$4,396	$(424,741)	$(2,854)	$40,653

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

1. NATURE OF OPERATIONS

Alimera Sciences, Inc., together with its wholly-owned subsidiaries (the “Company”), is a global pharmaceutical company that specializes in the commercialization and development of ophthalmic retinal pharmaceuticals. The Company was formed on June 4, 2003, under the laws of the State of Delaware.

The Company presently focuses on diseases affecting the retina, because the Company believes these diseases are not well treated with current therapies and affect millions of people globally. The Company’s commercialized products are ILUVIEN® (fluocinolone acetonide intravitreal implant) 0.19 mg, which has received marketing authorization and reimbursement in the United States and 24 countries for the treatment of diabetic macular edema (“DME”) and YUTIQ® (fluocinolone acetonide intravitreal implant) 0.18 mg, available in the U.S. for the treatment and prevention of non-infectious uveitis affecting the posterior segment of the eye (“NIU-PS”).

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

The Company markets ILUVIEN directly in the U.S., Germany, the United Kingdom (“U.K.”), Portugal and Ireland. In addition, the Company has entered into various agreements under which distributors are providing or will provide regulatory, reimbursement and sales and marketing support for ILUVIEN in Austria, Belgium, the Czech Republic, Denmark, Finland, France, Italy, Luxembourg, the Netherlands, Norway, Spain, Sweden, Switzerland, Australia, New Zealand and several countries in the Middle East. In addition, the Company has granted an exclusive license to Ocumension Therapeutics (“Ocumension”) for the development and commercialization of the Company’s 0.19 mg fluocinolone acetonide intravitreal injection in China, East Asia and the Western Pacific. As of March 31, 2024, the Company has recognized sales of ILUVIEN to its international distributors in the Middle East, China, Austria, Belgium, Czech Republic, France, Italy, Luxembourg, Spain, the Netherlands, and certain Nordic countries.

In the U.S., YUTIQ is indicated for the treatment and prevention of chronic NIU-PS of the eye. The Company has the rights to commercialize YUTIQ under a product rights agreement dated May 17, 2023 (the “Product Rights Agreement”) with EyePoint Pharmaceuticals, Inc. (“EyePoint Parent”) in the entire world, except Europe, the Middle East and Africa, as the Company had previously licensed from EyePoint Pharmaceuticals US, Inc. (“EyePoint”) rights in those territories to certain products, which included YUTIQ (known as ILUVIEN in Europe, the Middle East and Africa) for the prevention of relapse in recurrent NIU-PS (see Note 4). The Product Rights Agreement also excludes any rights to YUTIQ for the treatment and prevention of chronic NIU-PS in China and certain other countries and regions in Asia, which rights are subject to a pre-existing exclusive license between EyePoint Parent and Ocumension.

2. BASIS OF PRESENTATION

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements and notes thereto (“Interim Financial Statements”) in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, these Interim Financial Statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying Interim Financial Statements reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s interim financial information.

The accompanying Interim Financial Statements and related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023, and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 8, 2024 (the “2023 Form 10-K”). The financial results for any interim period are not necessarily indicative of the expected financial results for the full year.

As of March 31, 2024, and December 31, 2023, the Company had approximately $14.3 million and $12.1 million in cash and cash equivalents, respectively. The Company anticipates its commercial operations will generate sufficient cash flow, combined with the Company’s current financial assets, to fund all conditional and unconditional financial obligations for at least the next 12 months.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Financial Statements included in the 2023 Form 10-K. Certain of the Company’s more significant accounting policies adopted in the current year are as follows:

Acquisition of Intangible Assets

The Company accounts for the acquisition of pharmaceutical product licenses as an asset acquisition in accordance with Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASC 805”). ASC 805 specifies that if substantially all of the fair value of the gross assets acquired in a transaction are concentrated in a single identifiable asset or group of similar identifiable assets, then the set is not a business and is recorded as an asset acquisition. Under this model, the Company assigns the cost of the transaction to the acquired tangible assets, to the identified intangible assets and liabilities, and to any above or below-market contracts. The purchase price, including the direct amounts paid for the net assets in the transaction and any acquisition costs incurred that relate directly to the acquisition, is assigned based on the relative fair values of the assets acquired and liabilities assumed. The fair value of any identified intangible assets is determined at the acquisition date based on inputs and other factors based on market participants.

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

Adoption of New Accounting Standards

In June 2022, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2022-03, Fair Value Measurement (Topic 820) – Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This standard clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This standard became effective for the Company on January 1, 2024. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In November 2023 the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This standard requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. All disclosure requirements under this standard are also required for public entities with a single reportable segment. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. This standard became effective for the Company on January 1, 2024. The adoption of this ASU did not have a material impact on the Company’s financial statements and related disclosures.

Accounting Standards Issued but Not Yet Effective

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This standard provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is available until December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extended the period of time preparers can utilize the reference rate reform relief guidance in ASU 2020-04. The guidance ensures the relief in ASU 2020-04 covers the period of time during which a significant number of modifications may take place and the ASU defers the sunset date of ASU 2020-04 from December 31, 2022, to December 31, 2024. The Company does not anticipate the adoption of this ASU will have a material impact on its financial statements.

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

4. REVENUE RECOGNITION

Overview

The Company recognizes revenue when a customer obtains control of the related good or service pursuant to ASC 606, Revenue from Contracts with Customers. The amount recognized reflects the consideration the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following steps as outlined in the guidance: (1) identify the contract with the customer, (2) identify the performance obligations within the contract, (3) determine the net sales price (“transaction price”), (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when the entity satisfies a performance obligation. At the inception of a contract, the contract is evaluated to determine if it falls within the scope of ASC 606, followed by the Company’s assessment of the goods or services promised within each contract, assessment of whether the promised good or service is distinct and determination of the performance obligations. The Company then recognizes revenue based on the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

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

Product Revenue

The Company sells its products to major pharmaceutical distributors, pharmacies, hospitals and wholesalers (collectively, its “Customer(s)”). In addition to distribution agreements with Customers, the Company enters into arrangements with healthcare providers and payors that provide for government-mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products. The Company recognizes revenues from product sales at a point in time when the Customer obtains control, typically upon delivery. The Company accrues for fulfillment costs when the related revenue is recognized. Taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues.

Estimates of Variable Consideration

Revenues from product sales are recorded at the transaction price, which includes estimates of variable consideration for reserves related to statutory rebates to State Medicaid and other government agencies; commercial rebates and fees to Managed Care Organizations, Group Purchasing Organizations, distributors, and specialty pharmacies; product returns; sales discounts (including trade discounts); distributor costs; wholesaler chargebacks; and allowances for patient assistance programs relating to the Company’s sales of its products.

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

The estimation process for product returns involves, in each case, several interrelating assumptions, which vary for each Customer. The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue from product sales in the period the related revenue is recognized, and because this returned product cannot be resold, there is no corresponding asset for product returns. Through the date of the Interim Financial Statements, product returns have been minimal.

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

The Company writes off accounts receivable when management determines they are uncollectable and credits payments subsequently received on such receivables to bad debt expense in the period received. As of March 31, 2024 and 2023, the Company had $0.2 million reserved for expected credit losses. During the three months ended March 31, 2024 and 2023, the Company reserved for $0.2 million and $0.9 million for expected credit losses, respectively.

Allowance for doubtful accounts consisted of the following as of March 31, 2024 and 2023, respectively:

	March 31,
	2024	2023
	(In thousands)
Beginning balance	$1,222	$—
Provision for credit losses	176	871
Write-off of bad debt	(1,212)	(686)
Ending Balance	$186	$185

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

Supplemental balance sheet information as of March 31, 2024 and December 31, 2023 for the Company’s operating leases is as follows:

	March 31,	December 31,
	2024	2023
	(In thousands)
Non-current assets:
Right-of-use assets, net	$1,060	$1,124
Total lease assets	$1,060	$1,124
Current liabilities:
Accrued expenses	$584	$634
Non-current liabilities:
Other non-current liabilities	1,759	1,826
Total lease liabilities	$2,343	$2,460

The Company’s operating lease cost for the three months ended March 31, 2024 and 2023 was $0.1 million for both periods, and is included in general and administrative expenses in its condensed consolidated statement of operations.

As of March 31, 2024, a schedule of maturity of lease liabilities under all of the Company’s operating leases is as follows:

Years Ending December 31	(In thousands)
2024 (remaining)	$489
2025	474
2026	488
2027	503
2028	518
Thereafter	534
Total	3,006
Less amount representing interest	(663)
Present value of minimum lease payments	2,343
Less current portion (as a portion of accrued expenses)	(584)
Non-current portion (as a portion of other non-current liabilities)	$1,759

For the three months ended March 31, 2024 and 2023, cash paid for operating leases was $0.2 million for both periods. No right-of-use assets were obtained in connection with operating leases for the three months ended March 31, 2024 or 2023.

As of March 31, 2024, the weighted average remaining lease terms of the Company’s operating leases was 5.5 years. The weighted average discount rate used to determine the lease liabilities was 9.5%.

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

Supplemental balance sheet information as of March 31, 2024 and December 31, 2023 for the Company’s finance leases is as follows:

	March 31,	December 31,
	2024	2023
	(In thousands)
Non-current assets:
Property and equipment, net	$580	$554
Total lease assets	$580	$554
Current liabilities:
Finance lease obligations	$220	$194
Non-current liabilities:
Finance lease obligations - less current portion	256	256
Total lease liabilities	$476	$450

Depreciation expense associated with property and equipment under finance leases was approximately $0.1 million for both the three months ended March 31, 2024 and 2023. Interest expense associated with finance leases was less than $0.1 million for both the three months ended March 31, 2024 and 2023.

As of March 31, 2024, a schedule of maturity of lease liabilities under finance leases, together with the present value of minimum lease payments, is as follows:

Years Ending December 31	(In thousands)
2024 (remaining)	$259
2025	252
2026	144
2027	3
Total	658
Less amount representing interest	(182)
Present value of minimum lease payments	476
Less current portion	(220)
Non-current portion	$256

Cash paid for finance leases was $0.1 million during both of the three months ended March 31, 2024 and 2023. The Company acquired

$0.1 million of property and equipment in exchange for finance leases during both of the three months ended March 31, 2024 and 2023.

As of March 31, 2024, the weighted average remaining lease terms of the Company’s finance leases was 1.3 years. The weighted average discount rate used to determine the finance lease liabilities was 10.1%.

6. INVENTORY

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

As of March 31, 2024 and December 31, 2023, inventory consisted of the following:

	March 31,	December 31,
	2024	2023
	(In thousands)
Component parts (1)	$554	$688
Work-in-process (2)	193	134
Finished goods	1,459	1,057
Total Inventory	$2,206	$1,879

(1)    Component parts inventory consists of manufactured components of the ILUVIEN applicator.

(2)    Work-in-process consists of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing as required by U.S. or European Economic Area regulatory authorities.

7. INTANGIBLE ASSETS

ILUVIEN Intangible Asset

As a result of the U.S. Food and Drug Administration’s approval of ILUVIEN in September 2014, the Company was required to pay a milestone payment of $25.0 million (the “EyePoint Milestone Payment”) to EyePoint in October 2014 (see Note 8).

The gross carrying amount of the ILUVIEN intangible asset is $25.0 million, which is being amortized over approximately 13 years from the acquisition date. The amortization expense related to the ILUVIEN intangible asset was approximately $0.5 million for each of the three months ended March 31, 2024 and 2023. The net book value of the ILUVIEN intangible asset was $6.5 million and $7.0 million as of March 31, 2024 and December 31, 2023, respectively.

The estimated remaining amortization of the ILUVIEN intangible asset as of March 31, 2024, is denoted in the following:

Years Ending December 31	(In thousands)
2024 (remaining)	$1,462
2025	1,940
2026	1,940
2027	1,191
Total	$6,533

YUTIQ Intangible Asset

On May 17, 2023, the Company was granted an exclusive and sublicensable right and license, pursuant to the Product Rights Agreement to commercialize YUTIQ for the treatment and prevention of uveitis in the entire world, except Europe, the Middle East and Africa (where ILUVIEN is utilized), excluding any rights for the treatment and prevention of chronic NIU-PS of the eye in China and certain other countries and regions in Asia, which rights are subject to a pre-existing exclusive license between EyePoint and Ocumension Therapeutics. As a result, the Company paid EyePoint Parent an upfront payment of $75.0 million and will make four quarterly additional guaranteed payments to EyePoint Parent totaling $7.5 million in 2024. Also, the Company will pay royalties starting in 2025 through 2028 (see Note 8). The present value of the 2024 quarterly payments and the present value of estimated royalties payable to EyePoint Parent for years 2025 to 2028 is included in the cost of the intangible the Company recorded. The estimated royalties will continue to be revalued at each reporting date until they are settled.

As of March 31, 2024, the gross carrying amount of the YUTIQ intangible asset is $96.4 million, which is being amortized over 10 years. The net book value of the YUTIQ intangible asset was $87.9 million and $90.3 million as of March 31, 2024 and December 31, 2023, respectively. The amortization expense related to the YUTIQ intangible was $2.4 million for the three months ended March 31, 2024.

The estimated remaining amortization of the YUTIQ intangible asset as of March 31, 2024 is as follows (in thousands):

Years Ending December 31	(In thousands)
2024 (remaining)	$7,253
2025	9,627
2026	9,627
2027	9,627
2028	9,654
Thereafter	42,150
Total	$87,938

8. LICENSE AGREEMENTS

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

In connection with a previous agreement with EyePoint, the Company was entitled to recover commercialization costs that were incurred prior to profitability of ILUVIEN and offset a portion of future payments owed to EyePoint in connection with sales of ILUVIEN with those accumulated commercialization costs, referred to as the “Future Offset.” Following the signing of the New Collaboration Agreement, the Company retained the right to recover up to $15.0 million of the Future Offset. In March 2019, pursuant to the New Collaboration Agreement, the Company forgave $5.0 million of the Future Offset in connection with the approval of ILUVIEN for NIU-PS in the U.K. As of March 31, 2024 and December 31, 2023, the balance of the Future Offset was approximately $6.4 million and $6.5 million, respectively, which was fully reserved. The Company is able to recover the balance of the Future Offset as a reduction of future royalties that would otherwise be owed to EyePoint by reducing the royalty from 6% to 5.2% for net revenues and other related consideration up to $75.0 million annually and from 8% to 6.8% for net revenues and other related consideration in excess of $75.0 million on an annual basis.

On May 17, 2023, the Company entered into a product rights agreement with EyePoint Parent which grants the Company an exclusive and sublicensable right and license under EyePoint Parent’s and its affiliates’ interest in certain of EyePoint Parent’s and its affiliates’ intellectual property to develop, manufacture, sell, commercialize and otherwise exploit certain products, including YUTIQ, for the treatment and prevention of uveitis in the entire world, except Europe, the Middle East and Africa, where the Company already has such rights pursuant to the New Collaboration Agreement, and except for China, Hong Kong, Macau, Taiwan, Brunei, Burma (Myanmar), Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, the Philippines, Singapore, South Korea, Thailand and Vietnam, where Ocumension holds a license from EyePoint Parent. Pursuant to the agreement, the Company paid EyePoint Parent an upfront payment of $75.0 million and will also make four quarterly guaranteed payments to EyePoint Parent totaling $7.5 million during 2024. The Company will also pay royalties to EyePoint Parent from 2025 to 2028 at a percentage of mid-to-low double digits of annual U.S. net sales of certain products (including YUTIQ and ILUVIEN) in excess of certain thresholds, beginning at $70.0 million in 2025, increasing annually thereafter. Upon making the quarterly payments in the aggregate amount of $7.5 million in 2024, the licenses and rights granted to the Company will automatically become perpetual and irrevocable. For the quarter ended March 31, 2024, the Company paid the first quarterly payment of $1.9 million. The present value of the 2024 quarterly payments and the present value of estimated royalties payable to EyePoint Parent for years 2025 to 2028 is included in the cost of the intangible the Company recorded. The estimated royalties will continue to be revalued at each reporting date until they are settled.

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

For the three months ended March 31, 2024 and 2023, the Company recognized approximately $0.9 million and $0.7 million of royalty expense, respectively, which is included in cost of goods sold. As of March 31, 2024 and 2023, approximately $0.9 million and $0.7 million of this royalty expense was included in the Company’s accounts payable, respectively.

Ocumension License Agreement

On April 14, 2021, the Company entered into an exclusive license agreement (the “License Agreement”) with Ocumension (Hong Kong) Limited (“Ocumension HK”), a wholly owned subsidiary of Ocumension, for the development and commercialization under Ocumension HK’s own brand name(s), either directly or through its affiliates or approved third-party sublicensees, of the Company’s 190 microgram fluocinolone acetonide intravitreal implant in applicator (the “Product”; currently marketed in the United States, Europe, and the Middle East as ILUVIEN) for the treatment and prevention of eye diseases in humans, other than uveitis, in a specified territory. The territory is defined as the People’s Republic of China, including Hong Kong SAR and Macau SAR, region of Taiwan, South Korea, Brunei, Cambodia, East Timor, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand and Vietnam (the “Territory”).

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

The term of the License Agreement will continue (a) until the 10th anniversary of the latest first commercial sale of the Product in any country or jurisdiction in the Territory or (b) for as long as Ocumension HK is commercializing the Product in any part of the Territory, whichever is later. The term is subject to the Company’s right to partially terminate the License Agreement beginning on the 10th anniversary of the effective date with respect to any country or jurisdiction in the Territory in which Ocumension has not achieved at the time of termination first commercial sale and is not continuing to commercialize the Product. Ocumension will purchase Product from the Company at a fixed transfer price without royalty obligation on future sale (other than milestone payments as described above). Ocumension HK is responsible for all costs of development and commercialization in the Territory.

For both of March 31, 2024 and December 31, 2023, the Company had approximately $0.4 million of deferred revenue under the Ocumension license agreement that will be recognized over the remaining term of the agreement once Ocumension begins to sell the Product under the License Agreement.

Ocumension Share Purchase Agreement

When the Company entered into the License Agreement, it also entered into a share purchase agreement and a warrant subscription agreement, which are discussed in Note 15.

9. LOAN AGREEMENTS

Loan Agreements with SLR Investment Corp. (formerly Solar Capital Ltd.)

On January 5, 2018, the Company entered into a $40.0 million loan and security agreement with SLR Investment Corp. (“SLR,” also formerly known as Solar Capital Ltd.), as Collateral Agent, and the parties signatory thereto from time to time as “Lender(s),” including

Solar Capital Ltd. in its capacity as a Lender (the “2018 Loan Agreement”) and a related exit fee agreement (the “2018 Exit Fee Agreement”).

On December 31, 2019, the Company refinanced the 2018 Loan Agreement by entering into a $45.0 million loan and security agreement (the “2019 Loan Agreement”) and a related exit fee agreement (the “2019 Exit Fee Agreement”) with SLR, as Agent, and the parties signing the 2019 Loan Agreement from time to time as Lenders, including SLR in its capacity as a Lender. The Company has amended the 2019 Loan Agreement on multiple occasions, which are summarized as follows:

•On February 22, 2022, the Company entered into a Third Amendment to the 2019 Loan Agreement (the “Third Amendment”), which, among other things, amended the provisions relating to the minimum revenue amount that the Company must achieve at the end of each calendar quarter, as calculated on a trailing six-month basis (the “Revenue Covenant”).

•On December 7, 2022, the Company entered into a Fourth Amendment to the 2019 Loan Agreement (the “Fourth Amendment”), which, among other things, extended the amortization date from January 1, 2023 to April 1, 2023, and provided that such date might be further extended to July 1, 2023 upon the Company’s request and in consultation with the Lenders, in each of the Lenders’ sole discretion. The Fourth Amendment also amended the provisions relating to the Revenue Covenant effective with the first calendar quarter in 2023.

•On March 24, 2023, the Company entered into a Fifth Amendment to the 2019 Loan Agreement (the “Fifth Amendment”) and a related Fifth Amendment Exit Fee Agreement (the “2023 Exit Fee Agreement”). Pursuant to the Fifth Amendment, the Lenders agreed to, among other things, (i) an additional tranche of $2.5 million to increase the Company’s existing term loan facility to $47.5 million, subject to certain closing conditions, (ii) extend availability of the amount of $15.0 million to be funded at the Lender’s sole discretion, and (iii) amended the Revenue Covenants to be effective for calendar quarters ending on or after March 31, 2023.

•On May 17, 2023, the Company entered into a Sixth Amendment to the 2019 Loan Agreement, (the “Sixth Amendment”). Pursuant to the Sixth Amendment, the Lenders agreed to, among other things, (i) an increase of the limit of availability from $15.0 million to $20.0 million, and (ii) amended the Revenue Covenants to be effective for calendar quarters ending on or after June 30, 2023. The Company received aggregate gross proceeds of $20.0 million upon execution of the Sixth Amendment.

•On March 6, 2024, Alimera entered into the Seventh Amendment to the 2019 Loan Agreement, (the “Seventh Amendment”). Pursuant to the Seventh Amendment, the Lenders agreed to, among other things, increase the amount available under the facility from $67.5 million to $72.5 million and funded an additional $5.0 million on March 6, 2024.

Interest on the 2019 Loan Agreement prior to the Fifth Amendment was payable at an annual rate the greater of (i) one-month LIBOR or (ii) 1.78%, plus 7.65% per annum. Interest on the 2019 Loan Agreement following the Fifth Amendment is payable at an annual rate equal to 5.15% plus the greater of (i) 4.60% or (ii) one-month SOFR, which will reset monthly. As of March 31, 2024 and December 31, 2023, the interest rate on the 2019 Loan Agreement was approximately 10.47% and 10.50%, respectively. The 2019 Loan Agreement provides for interest only payments until April 30, 2025, which may be extended an additional 12 months if the Company meets certain financial targets by April 20, 2025, followed by monthly payments of principal and interest through the loan maturity date of April 30, 2028. The Company met such financial targets during the year ended December 31, 2023, and provided there are no events of default as defined by the Loan Agreement on or prior to April 20, 2025, the Company anticipates being able to extend the interest only period for an additional 12 months.

The Company complied with the Revenue Covenant on March 31, 2024, expects to comply with the Revenue Covenant at the next reportable date, which is June 30, 2024, and the remainder of the Revenue Covenant through one year after these Interim Financial Statements are issued.

Exit Fee Agreements

2018 Exit Fee Agreement

Pursuant to the existing 2018 Exit Fee Agreement, the Company is obligated to pay an exit fee of up to $2.0 million upon the occurrence of an exit event, which generally means a “change in control” (as defined in the 2018 Exit Fee Agreement) and will survive the termination of the 2019 Loan Agreement and accompanying amendments with a term of 10 years. To the extent that the Company has not already paid the $2.0 million exit fee, the Company is also obligated to pay a fee of $1.0 million on achieving each of the following milestones:

•First, if the Company achieves revenues of $80.0 million or more from the sale of its ILUVIEN product in the ordinary course of business to third-party customers, measured on a trailing 12-month basis during the term of the agreement, tested at the end of each month; and

•Second, if the Company achieves revenues of $100.0 million or more from the sale of its ILUVIEN product in the ordinary course of business to third party customers, measured in the same manner.

2019 Exit Fee Agreement

Pursuant to the existing 2019 Exit Fee Agreement, the Company is obligated to pay an exit fee of up to a $0.7 million upon the occurrence of an exit event, which generally means a “change in control” (as defined in the 2019 Exit Fee Agreement) and will survive the termination of the 2019 Loan Agreement and accompanying amendments with a term of 10 years. To the extent that the Company has not already paid the $0.7 million exit fee, the Company is obligated to pay a fee of $0.3 million on achieving each of the following milestones:

•First, if the Company achieves revenues of $75.0 million or more from the sale of its ILUVIEN product in the ordinary course of business to third-party customers, measured on a trailing 12-month basis during the term of the agreement, tested at the end of each month; and

•Second, if the Company achieves revenues of $95.0 million or more from the sale of its ILUVIEN product in the ordinary course of business to third party customers, measured in the same manner.

2023 Exit Fee Agreement

Pursuant to the existing 2023 Exit Fee Agreement, the Company is obligated to pay 1.5% of the aggregate principal amount funded under the 2019 Loan Agreement and accompanying amendments (principal amount currently is $72.5 million) as an exit fee upon the occurrence of an exit event, which generally means a change in control, and will survive the termination of the 2019 Loan Agreement and accompanying amendments and has a term of 10 years. To the extent that the Company has not already paid the 1.5% (currently $1.1 million) of the aggregate principal amount funded under the 2019 Loan Agreement and accompanying amendments, the Company is obligated to pay a fee of 1.5% of the aggregate principal amount funded under the 2019 Loan Agreement and accompanying amendments upon achieving the following milestone:

•If the Company achieves revenues of $82.5 million or more from the sale of its ILUVIEN product in the ordinary course of business to third-party customers, measured on a trailing 12-month basis during the term of the agreement, tested at the end of each month.

On May 17, 2023, the Company amended the revenue criteria for all three exit fee agreements to include the sales of YUTIQ in the ordinary course of business to third-party customers. The exit fees payable pursuant to the Company’s existing exit fee agreements will not exceed $3.8 million in total.

During the fourth quarter of 2023, the Company met one revenue milestone under the 2018 Exit Fee Agreement and one revenue milestone under the 2019 Exit Fee Agreement. Accordingly, the Company recognized $1.3 million of interest expense during the fourth quarter of 2023. For the three months ended March 31, 2024, the Company met one revenue milestone under the 2023 Exit Fee Agreement and recognized $1.1 million of interest expense. As of March 31, 2024, there was $2.4 million in exit fees included in accounts payable.

Modification of Debt

The Company capitalized approximately $2.6 million of deferred financing costs in connection with the Fifth and Sixth Amendments during 2023. In connection with the Seventh Amendment, the Company capitalized less than $0.1 million of deferred financing costs.

Extinguishment of Debt

In accordance with the guidance in ASC Subtopic 470-50, Debt – Modifications and Extinguishments, the Company entered into and accounted for the Sixth Amendment as an extinguishment of debt. The Company recognized a loss on extinguishment of $1.1 million in connection with the Sixth Amendment.

Fair Value of Debt

The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing. Therefore, the carrying amount of the notes approximated their fair value at March 31, 2024 and December 31, 2023.

10. EARNINGS (LOSS) PER SHARE

The Company follows ASC 260, Earnings Per Share (“ASC 260”), which requires the reporting of both basic and diluted earnings per share (“EPS”). Because the Company’s preferred stockholders participate in dividends equally with common stockholders (if the Company were to declare and pay dividends), the Company uses the two-class method to calculate EPS. However, the Company’s preferred stockholders are not contractually obligated to share in losses. The Company’s preferred stock for Series A and Series B were eliminated in 2023 (see Note 11).

Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, unvested restricted stock units and Employee Stock Purchase Plan (“ESPP”) shares are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share were the same for all periods presented as a result of the Company’s net loss.

The following common stock equivalents were excluded from the computation of diluted net loss per share for the years ended March 31, 2024 and 2023, respectively, because their inclusion would have had anti-dilutive effect:

	March 31,
	2024	2023
Series B convertible preferred stock	—	5,714,286
Common stock warrants	1,600,000	5,714,286
Stock options	3,239,384	1,216,953
Restricted stock units (“RSUs”)	1,769,638	35,050
Total	6,609,022	12,680,575

11. STOCKHOLDERS’ EQUITY (DEFICIT)

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

Common and Preferred Stock

The Company’s authorized capital stock consists of (a) 150,000,000 shares of common stock, par value $0.01 per share; and (b) 10,000,000 shares of preferred stock, par value $0.01 per share. At March 31, 2024 and December 31, 2023, there were 52,374,687 and 52,354,450 shares of common stock issued and outstanding, respectively. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.

12. STOCK-BASED COMPENSATION

2023 Equity Incentive Plan

On August 1, 2023, the Company’s stockholders approved the 2023 Equity Incentive Plan (the “2023 Plan”), which replaced the 2019 Omnibus Incentive Plan (the “2019 Plan”). The 2023 Plan has a share reserve equal to the sum of (a) 3,231,755 shares of common stock, (b) shares that are subject to awards granted under the 2019 Plan that are outstanding on or after August 1, 2023 (the “Effective Date”) and that are subsequently forfeited, cancelled, expire or lapse unexercised or unsettled or are reacquired by the Company, (c) the number of shares reserved under the 2019 Plan that are not issued or subject to outstanding awards under the 2019 Plan on the Effective Date, and (d) the increase in shares described in the next sentence. On the first anniversary of the Effective Date, the number of shares of common stock that may be issued under the 2023 Plan will increase by a number of shares equal to 6% of the number of outstanding shares of common stock. Under the 2023 Plan, the Compensation Committee of the Company’s board of directors is authorized to grant equity-based incentive awards that include stock options, restricted stock units (“RSUs”), shares of restricted stock (“RSS”) and performance-based restricted stock units (“PSUs”) to officers, directors, employees and contractors. Equity-based awards are also outstanding under the Company’s 2019 and 2010 equity incentive plans, although no new awards can be granted under either plan. The Company’s equity incentive plans permit the issuance of various types of awards including but not limited to stock options, restricted stock, RSUs and PSUs.

2024 Equity Inducement Plan

On February 8, 2024, upon recommendation of the Compensation Committee of the Board of Directors of the Company, they approved and adopted the 2024 Equity Inducement Plan (the “2024 Equity Inducement Plan”), and subject to the adjustment provisions of the 2024 Equity Inducement Plan, reserved 800,000 shares of the Company’s common stock, par value $0.01 per share, for issuance of equity awards under the 2024 Equity Inducement Plan. The 2024 Equity Inducement Plan was approved and adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The 2024 Equity Inducement Plan provides for grants of non-statutory stock options, RSUs, PSUs, stock appreciation rights, and restricted shares (each, an “Inducement Award”). In addition, the Compensation Committee of the Board of Directors also approved various forms of stock-based awards. The terms and conditions of the 2024 Equity Inducement Plan are intended to comply with the Nasdaq inducement award rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, the only persons eligible to receive grants of Inducement Awards are individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment), as an inducement material to the individuals’ entry into employment with the Company.

An aggregate 460,106 and 142,511 shares of the Company’s common stock were available for issuance of new awards granted under the Company’s equity incentive plans as of March 31, 2024 and December 31, 2023, respectively.

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

During the three months ended March 31, 2024 and 2023, the Company recorded compensation expense related to stock options of approximately $0.5 million and $0.2 million, respectively. As of March 31, 2024, the total unrecognized compensation cost related to non-vested stock options granted was $4.9 million and is expected to be recognized over a weighted average period of 3.27 years.

The following table presents a summary of stock option activity for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024		2023
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price ($)	Options	Price ($)
Options outstanding at beginning of period	3,194,574	7.42	1,175,339	19.03
Grants	99,500	4.18	100,402	2.73
Forfeitures and expirations	(41,565)	4.09	(58,788)	11.85
Exercises	(13,125)	2.82	—	—
Options outstanding at period end	3,239,384	7.38	1,216,953	18.03
Options exercisable at period end	1,117,599	14.89	867,650	23.38
Weighted average per share fair value of options granted during the period	$2.86		$1.88

The following table provides additional information related to outstanding stock options as of March 31, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term	Value ($)
				(In thousands)
Outstanding	3,239,384	7.38	8.17 years	1,491
Exercisable	1,117,599	14.89	5.69 years	260
Outstanding, vested and expected to vest	2,747,507	8.09	7.92 years	1,222

The following table provides additional information related to outstanding stock options as of December 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term	Value ($)
				(In thousands)
Outstanding	3,194,574	7.42	8.35 years	2,460
Exercisable	993,037	16.34	5.40 years	258
Outstanding, vested and expected to vest	2,887,226	7.84	8.20 years	2,164

As of March 31, 2024, 182,906 shares remain available for grant under the 2023 Plan.

Restricted Stock and Restricted Stock Units (“RSUs”)

The following table presents a summary of restricted stock and RSUs activity for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value ($)	Shares	Fair Value ($)
Restricted stock and RSUs outstanding at beginning of period	1,217,076	2.35	73,594	4.98
Grants	223,300	3.77	632,050	1.39
Vested restricted stock and RSUs	(159,256)	1.82	(20,468)	4.98
Forfeitures	—	—	—	—
Restricted stock and RSUs outstanding at period end	1,281,120	2.66	685,176	1.67

Employee stock-based compensation expense related to restricted stock and RSUs recognized in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”) was $0.4 million and less than $0.1 million for the three months ended March 31, 2024 and 2023.

As of March 31, 2024, the total unrecognized compensation cost related to restricted stock and RSUs was $3.2 million and is expected to be recognized over a weighted average period of 3.40 years.

Performance-based restricted stock units (“PSUs”)

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

The following table summarizes the PSUs activity for three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value ($)	Shares	Fair Value ($)
Performance stock units outstanding at beginning of period	625,000	2.99	—	—
Grants	275,000	3.77	—	—
Vested	—	—	—	—
Forfeitures	—	—	—	—
Restricted stock and RSUs outstanding at period end	900,000	3.23	—	—

The Company recognized no compensation costs related to the PSUs during the three months ended March 31, 2024 and 2023, as it was not deemed probable that any performance conditions would be achieved. As of March 31, 2024, there was approximately $2.7 million of total unrecognized compensation cost related to outstanding PSUs that could be recognized over a weighted average period of 2.90 years if the PSUs vest.

Employee Stock Purchase Plan

During the three months ended March 31, 2024 and 2023, the Company recorded compensation expense related to its employee stock purchase plan of less than $0.1 million for each period.

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

For the three months ended March 31, 2024, the Company has recorded a tax benefit of $32,000. The effective tax rate for the period differs from the statutory tax rate for the period primarily due to the effects of valuation allowances on net operating losses and on other deferred tax assets.

As of December 31, 2023, the Company had federal NOL carry-forwards of approximately $146.8 million and state NOL carry-forwards of approximately $106.8 million, subject to further limitation based upon the final results of the Company’s analyses of Internal Revenue Code Sections 382 and 383. These NOLs are available to reduce future income unless otherwise taxable. If not utilized, the federal NOL carry-forwards will expire at various dates between 2029 and 2037, the Company’s federal NOL created in 2018 and onward will carry forward indefinitely and the state NOL carry-forwards will expire at various dates between 2023 and 2043.

Sections 382 and 383 of the Internal Revenue Code limit the annual use of NOL carry-forwards and tax credit carry-forwards, respectively, following an ownership change. NOL carry-forwards may be subject to annual limitations under Internal Revenue Code Section 382 (“Section 382”) (or comparable provisions of state law) if certain changes in ownership were to occur. The Company periodically evaluates its NOL carry-forwards and whether certain changes in ownership have occurred that would limit the Company’s ability to utilize a portion of its NOL carry-forwards. If it is determined that significant ownership changes have occurred since the Company generated its NOL carry-forwards, the Company may be subject to annual limitations on the use of these NOL carry-forwards under Section 382 (or comparable provisions of state law). The Company has determined that Section 382 changes in ownership occurred in late 2015 and in 2023. As a result of these changes in ownerships, the Company estimated that substantially all of its federal and state NOL carry-forwards and tax credits generated prior to the 2023 change in ownership will be subject to Section 382 limitations and may not be fully utilized in the future. The Company is currently in the process of evaluating the Section 382 impact to determine if a write-off is necessary. The reduction to the Company’s NOL deferred tax asset due to the annual Section 382 limitation and the NOL carryforward period would result in an offsetting reduction in valuation allowance recorded against the NOL deferred tax asset.

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

During the three months ended March 31, 2024 and 2023, two customers within the U.S. segment that are large pharmaceutical distributors accounted for 63% and 56% of the Company’s consolidated product revenues, respectively. These same two customers within the U.S. segment accounted for approximately 70% of the Company’s consolidated accounts receivable at March 31, 2024 and at December 31, 2023. Internationally, our distributors produced approximately 53% and 46% of our international product revenues during the three months ended March 31, 2024 and 2023, respectively.

The following table presents a summary of the Company’s reporting segments for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
Net revenue	$14,552	$8,459	$—	$—	$23,011
Cost of goods sold, excluding depreciation and amortization	(1,424)	(1,929)	—	—	(3,353)
Gross profit	13,128	6,530	—	—	19,658
Operating expenses:
Research, development and medical affairs expenses	1,300	684	2,326	51	4,361
General and administrative expenses	568	561	3,657	646	5,432
Sales and marketing expenses	6,953	1,548	434	147	9,082
Depreciation and amortization	—	—	—	3,085	3,085
Total operating expenses	8,821	2,793	6,417	3,929	21,960
Segment income (loss) from operations	4,307	3,737	(6,417)	(3,929)	(2,302)
Other income and expenses, net	—	—	—	(3,981)	(3,981)
Net loss before taxes					$(6,283)

	Three Months Ended
	March 31, 2023
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
Net revenue	$7,582	$5,964	$—	$—	$13,546
Cost of goods sold, excluding depreciation and amortization	(905)	(1,123)	—	—	(2,028)
Gross profit	6,677	4,841	—	—	11,518
Operating expenses:
Research, development and medical affairs expenses	1,162	756	2,224	22	4,164
General and administrative expenses	1,184	716	2,116	155	4,171
Sales and marketing expenses	4,274	1,415	66	49	5,804
Depreciation and amortization	—	—	—	681	681
Total operating expenses	6,620	2,887	4,406	907	14,820
Segment income (loss) from operations	57	1,954	(4,406)	(907)	(3,302)
Other income and expenses, net	—	—	—	(1,666)	(1,666)
Net loss before taxes					$(4,968)

15. OTHER AGREEMENTS WITH OCUMENSION

Warrant Subscription Agreement

On April 14, 2021, the Company entered into the warrant agreement with Ocumension pursuant to which Ocumension agreed to issue to the Company 1,000,000 non-transferable warrants granting the Company the right for a period of four years to subscribe to up to an aggregate of 1,000,000 shares of Ocumension stock at the subscription price of HK$23.88 per warrant share (or US$3.07 per warrant share as converted to U.S. Dollars at the exchange rate on April 9, 2021 of 0.12853 U.S. Dollars per HK$), subject to adjustment. (The converted rate is for illustrative purposes only; if the Company exercises the warrants, it will pay the subscription price of HK$23.88 per warrant share in HK$.) The warrants were issued on August 13, 2021, pursuant to the terms of the warrant agreement. The warrants are not and will not be listed on any stock exchange. The fair value of the warrants are included on the balance sheet and revalued at each of the Company’s reporting dates with fluctuations being booked through the Company’s statement of operations.

16. FAIR VALUE

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

•Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Pursuant to the Company’s warrant agreement with Ocumension, the Company has the right to exercise the warrants at its option, which are considered to be derivative instruments and classified as non-current warrant assets. The Company uses the Black-Scholes pricing model and assumptions that consider, among other variables, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. Changes in the fair value during each reporting period are reported in the consolidated statement of operations.

There have been no changes to the valuation methods during the three months ended March 31, 2024 or 2023.

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

The following fair value table presents information about certain of the Company’s assets measured at fair value on a recurring basis:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Warrant asset (1)	$—	$6	$—	$6
Assets measured at fair value	$—	$6	$—	$6

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Warrant asset (1)	$—	$52	$—	$52
Assets measured at fair value	$—	$52	$—	$52

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes (“Interim Financial Statements”) that appear elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those described in Part I, Item 1A, “Risk Factors” and elsewhere in the 2023 Form 10-K. For further information regarding forward-looking statements, please refer to the “Special Note Regarding Forward-Looking Statements and Projections” immediately after the index to this report above.

Overview

Alimera Sciences, Inc., and its subsidiaries (“we,” “our,” “us,” “Alimera” or the “Company”), is a global pharmaceutical company that specializes in the commercialization and development of prescription ophthalmic retinal pharmaceuticals. We are committed to improving the retinal health of patients through long term treatment of chronic retinal diseases. We believe these diseases are not well treated with current therapies and affect millions of people globally. Our vision is to be the place in retina and our mission is to be invaluable to patients, physicians and partners concerned with retinal health and maintaining better vision longer.

The term “ILUVIEN®” and “YUTIQ®” are our registered trademarks. All other trademarks, trade names and service marks appearing in these Interim Financial Statements are the property of their respective owners.

ILUVIEN and YUTIQ

At Alimera, we internally developed and commercialized ILUVIEN (fluocinolone acetonide intravitreal implant) 0.19 mg, in the U.S. and internationally for the treatment of diabetic macular edema (“DME”), and certain international markets for chronic non-infectious uveitis affecting the posterior segment of the eye (“NIU-PS”), both are leading causes of severe vision loss and blindness. DME is a disease of the retina that affects individuals with Type 1 or Type 2 diabetes. ILUVIEN is sold to treat DME only in the U.S. In certain European and Middle Eastern countries, ILUVIEN is approved and commercialized to treat DME and to prevent relapse in recurrent NIU-PS, an inflammatory disease of the uveal tract, which is comprised of the iris, ciliary body and choroid. We also have rights to commercialize ILUVIEN for NIU-PS in Africa. In May 2023, we acquired exclusive commercialization rights to YUTIQ (fluocinolone acetonide intravitreal implant) 0.18 mg, from EyePoint Pharmaceuticals, Inc. (“EyePoint Parent”) for the treatment of chronic NIU-PS. YUTIQ is sold to treat chronic NIU-PS only in the U.S.

ILUVIEN and YUTIQ are both intravitreal implants that are inserted into the back of the patient’s eye in non-surgical procedures employing devices with 25-gauge needles, which allow for self-sealing wounds. “Intravitreal” refers to the space inside the eye behind the lens that contains the jelly-like substance called vitreous. The implants, which are non-bioerodible, provide consistent delivery as a result of their constant surface area, permitting elution of FAc to the vitreous. We call this CONTINUOUS MICRODOSING™. This delivery mechanism provides lower daily and aggregate exposure to corticosteroids than any other intraocular dosage forms currently available, which we believe mitigates the typical risks associated with corticosteroid therapy. CONTINUOUS MICRODOSING delivery makes ILUVIEN and YUTIQ the only approved drug therapies for DME and NIU-PS that can deliver consistent daily therapeutic levels of corticosteroid and reduce the recurrence of DME and uveitis for up to three years. Other therapies that physicians currently use to treat DME, such as anti-VEGF treatments and other corticosteroids, are acute (short-acting) therapies that provide a higher initial daily dose but then rapidly decline, requiring frequent reinjection by the physician to maintain an effective dose or reestablish the therapeutic effect after the disease has recurred.

FAc is a non-proprietary corticosteroid and the active compound in ILUVIEN and YUTIQ. We at Alimera believe that corticosteroids provide the best option in the treatment of DME and NIU-PS because they reduce the inflammatory aspects of both diseases. ILUVIEN and YUTIQ deliver continuous daily sub-microgram levels of FAc in in vivo release kinetic studies for up to 36 months. ILUVIEN and YUTIQ are the only single injection therapies available to treat retinal diseases consistently every day for up to three years, which may allow patients to see better, longer, with fewer injections.

Chronic inflammation results in a loss of integrity of retinal blood vessels, which begin to leak fluid into extracellular spaces. The buildup of fluid and other blood constituents leads to macular swelling (i.e. edema) and causes visual disturbances due to mechanical stress put upon retinal cells. To compensate for the damaged blood vessels, the body begins to upregulate production of vascular endothelial growth factor (“VEGF”), which promotes the generation of new blood vessels. However, these new blood vessels also lack structural integrity and add to the problem rather than solving it. This process, called neovascularization, has been well characterized in DME as well as other retinal diseases.

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

Disease Overview and Market Opportunity

Diabetes and Diabetic Retinopathy

Diabetes is a chronic disease that occurs either when the pancreas does not produce enough insulin or when the body cannot effectively use the insulin it produces. Insulin is a hormone that regulates blood glucose. Hyperglycemia, also called raised blood glucose or raised blood sugar, is a common effect of uncontrolled diabetes and over time leads to serious damage to many of the body’s systems, especially the nerves and blood vessels. Diabetes mellitus is a disease of inadequate control of blood glucose levels. Diabetes mellitus, with its systemic and ophthalmic complications, represents a global public health threat. The International Diabetes Federation (“IDF”) estimated prevalence of diabetes worldwide in 2021 increased to 537 million people and is expected to increase to 783 million people by 2045.

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

In July 2020, we announced the initiation of our NEW DAY clinical trial, a multicenter, single masked, randomized and controlled trial designed to generate prospective data evaluating ILUVIEN as a baseline therapy in the treatment of DME and demonstrate its advantages over using the current standard of care of repeat anti-VEGF injections. The NEW DAY Study was fully enrolled with 300 treatment-naïve, or almost naïve, DME patients in approximately 42 sites around the U.S. The planned treatment period in the study is 18 months. Once the treatment period is concluded, patients will be given the option to participate in an open label extension study for up to 42 months. We expect to share the study data in early 2025.

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

The primary outcome measure for the SYNCHRONICITY Study is the mean change from baseline in BCVA letter score in the study eye measured by ETDRS (Early Treatment Diabetic Retinopathy Study) at Month 6 and the mean change from baseline central subfield thickness at Month 6. Key secondary endpoints include time to recurrence of non-infectious inflammation in the study eye, presence of vascular leakage at Months 1, 3, 6, 12, 18 and 24, proportion of subjects with resolution of macular edema at Months 1, 3, 6, 12, 18 and 24, mean change from baseline in BCVA letter score at Day 14 and at Months 1, 3, 12, 18 and 24, and mean change from baseline in CST at Months 1, 3, 12, 18 and 24.

ILUVIEN for Other Diseases of the Eye

ILUVIEN is currently being studied in a DRCR Retina Network study entitled “A Randomized Clinical Trial Evaluating Intravitreal Faricimab (6.0 mg) Injections or Fluocinolone Acetonide (0.19 mg) Intravitreal Implants vs Observation for Prevention of Visual Acuity Loss due to Radiation Retinopathy.” The study is planned to include 600 participants with primary choroidal melanoma receiving treatment with plaque brachytherapy. The study will assess development of macular edema and associated long-term visual acuity effects of consistent and continuous release of corticosteroid or repeated injections of anti-VEGF initiated near the time of radiation therapy compared to observation until macular edema develops in patients at risk for radiation retinopathy. Radiation retinopathy (“RR”) is a common complication after Iodine-125 plaque brachytherapy for choroidal melanoma. Although the initial radiation insult is immediate, clinical onset of RR is not seen until many months later and RR frequently progresses over time to profound vision loss. When utilized as baseline therapy, we believe ILUVIEN’s CONTINUOUS MICRODOSING delivery may prevent, delay or reduce the occurrence of the complication of radiation retinopathy and consequent vision loss when used in patients treated with plaque brachytherapy.

Although we, as a company, are not actively conducting clinical trials for other new indications, we believe that ILUVIEN has the potential to address other ophthalmic diseases such as retinal vein occlusion (“RVO”), non-proliferative diabetic retinopathy (“NPDR”), dry age-related macular degeneration (“dry AMD”) and wet age-related macular degeneration (“wet AMD”), and we are evaluating opportunities for further clinical trials.

Where We Market ILUVIEN to Treat Diabetic Macular Edema (“DME”)

ILUVIEN has received marketing authorization for the use of ILUVIEN to treat DME for the indications and is reimbursed and marketed as shown in the following table:

Indication for the Treatment of DME	Territories Where ILUVIEN Has Received Marketing Authorization to Treat DME	Territories Where ILUVIEN Has Received Reimbursement Approval to Treat DME	Territories Where ILUVIEN is Currently Available to Treat DME
Treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure	U.S., Australia, Hong Kong, Bahrain, Kuwait, Lebanon and the United Arab Emirates	U.S., Kuwait, Lebanon and the United Arab Emirates	U.S., Bahrain, Kuwait, Lebanon and the United Arab Emirates

Treatment of vision impairment associated with chronic DME considered insufficiently responsive to available therapies	The United Kingdom (“U.K.”), Germany, France, Italy, Spain, Portugal, Ireland, Austria, Belgium, Denmark, Norway, Finland, Sweden, Poland, the Czech Republic, the Netherlands and Luxembourg	The U.K., Germany, France, Italy, Spain, Portugal, Ireland, Luxembourg and the Netherlands	The U.K., Belgium, the Czech Republic, Germany, France, Italy, Spain, Portugal, Ireland, Austria, Luxembourg, Denmark, Norway, Finland, Sweden and the Netherlands

Where We Market ILUVIEN and YUTIQ to Treat Chronic Non-Infectious Uveitis Affecting the Posterior Segment of the Eye (“NIU-PS”)

YUTIQ has received marketing authorization to treat NIU-PS and is reimbursed and marketed by us in the U.S. ILUVIEN has received marketing authorization to treat NIU-PS and is reimbursed and marketed as shown in the following table:

Indication for the Treatment of NIU-PS	Territories Where ILUVIEN Has Received Marketing Authorization to Treat NIU-PS	Territories Where ILUVIEN Has Received Reimbursement Approval to Treat NIU-PS	Territories Where ILUVIEN is Currently Marketed to Treat NIU-PS
The prevention of relapse in recurrent NIU-PS	The U.K., Germany, France, Spain, Portugal, Ireland, Italy, Austria, Belgium, Denmark, Norway, Finland, Sweden, Poland, the Czech Republic, the Netherlands, Luxembourg and the United Arab Emirates	The U.K., Germany, Ireland, Italy, France, Portugal, Spain, the Czech Republic, Luxembourg and the Netherlands	The U.K., Germany, France, Spain, Portugal, Ireland, Italy, Austria, Belgium, Denmark, Norway, Finland, Sweden, the Czech Republic, the Netherlands, Luxembourg and the United Arab Emirates

Where We Sell ILUVIEN Direct

We commercially market ILUVIEN directly in the U.S., Germany, the U.K., Portugal and Ireland.

Where We Sell ILUVIEN Through Distributors

We have entered into various agreements under which distributors are providing or will provide regulatory, reimbursement or sales and marketing support for ILUVIEN in Austria, Belgium, the Czech Republic, Denmark, Finland, France, Italy, Luxembourg, the Netherlands, Norway, Spain, Sweden, Switzerland, Australia, New Zealand, China and several countries in the Western Pacific and several countries in the Middle East. As of March 31, 2024 and December 31, 2023, we have recognized net product revenue from our international distributors in the Middle East, China, Austria, Belgium, the Czech Republic, France, Italy, Luxembourg, Spain, the Netherlands and certain Nordic countries.

Sources of Revenues

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

Our revenues for the three months ended March 31, 2024 and 2023 were generated from product sales primarily in the U.S., Germany and the U.K. In the U.S., two large pharmaceutical distributors accounted for 63% and 56% of our consolidated product revenues for the three months ended March 31, 2024 and 2023, respectively. These U.S.-based distributors purchase ILUVIEN and YUTIQ in 2023 from us, maintain inventories of ILUVIEN and YUTIQ and sell on to physician offices, pharmacies and hospitals. Internationally, in countries where we sell direct, our customers are hospitals, clinics and pharmacies. We sometimes refer to physician offices, pharmacies, hospitals and clinics as end users. Internationally, in countries where we sell to distributors, these distributors purchase ILUVIEN from us and maintain inventories of ILUVIEN that they sell to their customers.

Transactions with Ocumension Therapeutics (“Ocumension”)

On April 14, 2021, we entered into an exclusive license agreement (the “License Agreement”) with Ocumension (Hong Kong) Limited, a wholly owned subsidiary of Ocumension Therapeutics (“Ocumension”), for the development and commercialization under Ocumension’s own distinct trademark, of our 190 microgram FAc intravitreal implant (the “Product,” which is currently marketed elsewhere as ILUVIEN) for the treatment and prevention of eye diseases in humans, other than uveitis, in the People’s Republic of China, including Hong Kong SAR and Macau SAR, region of Taiwan, South Korea, Brunei, Cambodia, East Timor, Indonesia, Laos, Malaysia, Myanmar, Philippines, Singapore, Thailand and Vietnam.

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

In April 2021, the Company entered into the warrant agreement with Ocumension pursuant to which Ocumension agreed to issue to the Company 1,000,000 non-transferable warrants granting the Company the right for a period of four years to subscribe to up to an aggregate of 1,000,000 shares of Ocumension stock at the subscription price of HK$23.88 per warrant share (or US$3.07 per warrant share as converted to U.S. Dollars at the exchange rate on April 9, 2021 of 0.12853 U.S. Dollars per HK$), subject to adjustment. The warrants were issued on August 13, 2021, pursuant to the terms of the warrant agreement. The warrants are not and will not be listed on any stock exchange. These warrants are revalued at each of the Company’s reporting dates with fluctuations being booked to the Company’s statement of operations.

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

The New Collaboration Agreement converted our previous profit share obligation to a royalty payable on global net revenues of ILUVIEN of 6% for net revenues and other related consideration up to $75.0 million annually and 8% for net revenues and other related consideration in excess of $75.0 million on an annual basis. The New Collaboration Agreement included a right to offset $15.0 million of future royalty payments (the “Future Offset”), which reduces royalties that would otherwise be owed to EyePoint from 6% to 5.2% for net revenues and other related consideration up to $75.0 million annually and from 8% to 6.8% for net revenues and other related consideration in excess of $75.0 million on an annual basis until the future offset is recovered. As of March 31, 2024, the remaining value of the Future Offset is $6.4 million.

On May 17, 2023, we entered into a product rights agreement (the “Product Rights Agreement”) with EyePoint Parent which grants Alimera an exclusive and sublicensable right and license to certain intellectual property to develop, manufacture, sell, commercialize and otherwise exploit certain products, including YUTIQ, for the treatment and prevention of uveitis in the entire world, except Europe, the Middle East and Africa, where we already have such rights pursuant to the New Collaboration Agreement, and except for China, Hong Kong, Macau, Taiwan, Brunei, Myanmar (Burma), Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, the Philippines, Singapore, South Korea, Thailand and Vietnam, where Ocumension holds a license from EyePoint Parent. Pursuant to the agreement, we paid EyePoint Parent an upfront payment of $75.0 million and will also make four quarterly guaranteed payments to EyePoint Parent totaling $7.5 million during 2024. We will also pay royalties to EyePoint Parent from 2025 to 2028 at a percentage of mid-to-low double digits of annual U.S. net sales of YUTIQ and ILUVIEN, in excess of certain thresholds, beginning at $70.0 million in 2025, increasing annually thereafter. Upon completing the $7.5 million in payments, the licenses and rights granted to Alimera will automatically become perpetual and irrevocable.

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

For more information about our agreements with EyePoint Parent and EyePoint, including how we calculate the royalty percentages we are required to pay, see Note 8 and Note 15 in the Interim Financial Statements.

Consolidated Results of Operations

	Three Months Ended
	March 31,
	2024	2023
	(In thousands, except share and per share data)

Net revenue	$23,011	$13,546
Cost of goods sold, excluding depreciation and amortization	(3,353)	(2,028)
Gross profit	19,658	11,518
Operating expenses:
Research, development and medical affairs expenses	4,361	4,164
General and administrative expenses	5,432	4,171
Sales and marketing expenses	9,082	5,804
Depreciation and amortization	3,085	681
Total operating expenses	21,960	14,820
Loss from operations	(2,302)	(3,302)
Interest expense and other, net	(3,739)	(1,667)
Unrealized foreign currency gain, net	(196)	(13)
Change in fair value of warrant asset	(46)	14
Net loss before income taxes	(6,283)	(4,968)
Income tax benefit	32	—
Net loss	(6,251)	(4,968)
Preferred stock dividends	—	(14)
Net loss applicable to common stockholders	$(6,251)	$(4,982)
Net loss per share — basic and diluted	$(0.12)	$(0.71)
Weighted average shares outstanding — basic and diluted	54,356,828	7,032,231

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

Net revenue increased by $9.5 million, or 70%, to approximately $23.0 million for the three months ended March 31, 2024, compared to approximately $13.5 million for the three months ended March 31, 2023 driven by the addition of YUTIQ in the U.S. segment, as well as increased unit sales volumes of ILUVIEN in the International segment of our business.

Cost of Goods Sold, Excluding Depreciation and Amortization, and Gross Profit

Gross profit is affected by cost of goods sold, which includes costs of manufactured goods sold and royalty payments to EyePoint under the New Collaboration Agreement. Additionally, cost of goods sold by our international distributors fluctuates depending on the revenue share attributable to the respective contract.

Cost of goods sold, excluding depreciation and amortization, increased by $1.3 million, or 65%, to approximately $3.2 million for the three months ended March 31, 2024, compared to approximately $2.0 million for the three months ended March 31, 2023. The increase was primarily related to our increased product sales.

Gross profit increased by approximately $8.2 million, or 71%, to approximately $19.7 million for the three months ended March 31, 2024, compared to approximately $11.5 million for the three months ended March 31, 2023. For both periods ended March 31, 2024 and 2023, gross margin was 85%.

Research, Development and Medical Affairs Expenses

Currently, our research, development and medical affairs expenses are primarily focused on activities that support ILUVIEN and YUTIQ. These expenses include salaries and related expenses for research and development and medical affairs personnel, expenses related to clinical trials including our NEW DAY and SYNCHRONICITY studies. Our research, development and medical affairs expenses also include costs related to symposia development for physician education, and costs related to compliance with U.S. Food and Drug Administration, European Economic Area or other regulatory requirements. We expense both internal and external research and development costs as they are incurred.

Research, development and medical affairs expenses increased by $0.2 million, or 5%, to $4.4 million for the three months ended March 31, 2024, compared to approximately $4.2 million for the three months ended March 31, 2023. The increase was primarily attributable to increases of $0.2 million in consultant costs, $0.2 million in personnel costs, $0.1 million in registration costs for ILUVIEN under the Prescription Drug User Fee Act, partially offset by decreases of $0.2 million in clinical study costs and $0.2 million in applicator design costs.

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

General and administrative expenses increased by $1.2 million, or 29%, to $5.4 million for the three months ended March 31, 2024, compared to approximately $4.2 million for the three months ended March 31, 2023. The increase was primarily attributable to an increase of $0.7 million in personnel costs, $0.5 million in stock-based compensation, $0.2 million in logistics fees and $0.1 million in professional fees. These increases are offset by a $0.7 million reduction in bad debt expenses.

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

Sales and marketing expenses increased by $3.3 million, or 57%, to $9.1 million for the three months ended March 31, 2024, compared to $5.8 million for the three months ended March 31, 2023. The increase was primarily attributable to an increase of $1.7 million in personnel costs, $0.7 million in marketing costs, and an overall increase in costs to market YUTIQ, attend conventions, promote our direct to patient marketing campaign, and costs associated with increasing customer engagement.

Operating Expenses

As a result of the increases and decreases in various expenses described above, total operating expenses increased by $7.2 million, or 49%, to $22.0 million for the three months ended March 31, 2024, compared to $14.8 million for the three months ended March 31, 2023. The increase was primarily attributable to increases of $0.1 million in research and development expenses, $2.4 million in depreciation and amortization, $3.4 million in sales and marketing expenses, and $1.2 million in general and administrative expenses, as described above.

Interest Expense and Other

Interest expense and other increased by $2.1 million, or 124%, to $3.7 million for the three months ended March 31, 2024, compared to $1.7 million for the three months ended March 31, 2023. This increase is primarily related to the triggering of exit fees as required under our loan agreements, as well as increased interest on additional borrowings under our credit facility.

Basic and Diluted Net Loss Applicable to Common Stockholders per Share of Common Stock

We follow FASB Accounting Standards Codification (“ASC”) Earnings Per Share (“ASC 260”), which requires the reporting of both basic and diluted earnings per share. As of March 31, 2023, because our preferred stockholders could participate in dividends equally with common stockholders (if we were to declare and pay dividends), we use the two-class method to calculate EPS. However, our preferred stockholders were not contractually obligated to share in losses. As of March 31, 2024, we no longer have any series of preferred stock outstanding.

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

Common stock equivalent securities that would potentially dilute basic EPS in the future but were not included in the computation of diluted EPS because they were either classified as participating and do not share in losses or would have been anti-dilutive. Those securities were approximately 6.6 million for the three months ended March 31, 2024, and 12.7 million for the three months ended March 31, 2023.

Results of Operations – Segment Review

The following selected unaudited financial and operating data are derived from our Interim Financial Statements. The results and discussions that follow reflect how executive management monitors the performance of our reporting segments.

Our U.S. and International segments represent the sales and marketing, general and administrative and research and development activities dedicated to the respective geographies. The Operating Cost segment primarily represents the general and administrative and research and development activities not specifically associated with the U.S. or International segments and includes expenses such as executive management; information technology administration and support; legal; compliance; clinical studies; and business development. In monitoring performance, aligning strategies and allocating resources, our chief operating decision maker (“CODM”), manages and evaluates our U.S., International and Operating Cost segments based on segment income or loss from operations adjusted for certain non-cash items, such as stock-based compensation expense and depreciation and amortization. Therefore, we classify within Other (a) the non-cash expenses included in research, development and medical affairs expenses; general and administrative expenses; and sales and marketing expenses; and (b) depreciation and amortization.

Each of our U.S., International and Operating Cost segments is separately managed and is evaluated primarily upon segment income or loss from operations. Other is presented to reconcile to our consolidated totals. For that reconciliation, please see Note 14 of the accompanying Interim Financial Statements. We do not report balance sheet information by segment because our CODM does not review that information. We allocate certain operating expenses among our reporting segments based on activity-based costing methods. These activity-based costing methods require us to make estimates that affect the amount of each expense category that is attributed to each segment. Changes in these estimates will directly affect the amount of expense allocated to each segment and therefore the operating profit of each reporting segment.

U.S. Segment Results

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)

Net revenue	$14,552	$7,582
Cost of goods sold, excluding depreciation and amortization	(1,424)	(905)
Gross profit	13,128	6,677
Operating expenses:
Research, development and medical affairs expenses	1,300	1,162
General and administrative expenses	568	1,184
Sales and marketing expenses	6,953	4,274
Total operating expenses	8,821	6,620
Segment income from operations	$4,307	$57

U.S. Segment – three months ended March 31, 2024 compared to the three months ended March 31, 2023

Net revenue. Net revenue increased by approximately $7.0 million, or 92%, to $14.6 million for the three months ended March 31, 2024, compared to $7.6 million for the three months ended March 31, 2023. The increase was primarily driven by net revenue from YUTIQ, which was acquired in May 2023. YUTIQ net revenue for the three months ended March 31, 2024 was $6.5 million. In addition, the U.S. segment saw continued growth of ILUVIEN net revenue, as end-user demand, which represents units purchased by physicians and pharmacies from distributors, remained strong. The difference between U.S. GAAP revenue and end user demand is due to the timing of distributor purchases.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by $0.5 million, or 56%, to $1.4 million for the three months ended March 31, 2024, compared to approximately $0.9 million for the three months ended March 31, 2023. The increase was primarily attributable to our increased product sales led by the YUTIQ acquisition in May 2023.

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by $0.1 million, or 8%, to $1.3 million for the three months ended March 31, 2024, compared to approximately $1.2 million for the three months ended March 31, 2023. The increase was primarily attributable to an increase of $0.1 million in registration costs primarily related to YUTIQ under the Prescription Drug User Fee Act.

General and administrative expenses. General and administrative expenses decreased by $0.6 million, or 50%, to $0.6 million for the three months ended March 31, 2024, compared to $1.2 million for the three months ended March 31, 2023. The decrease was primarily attributable to a $0.5 million decrease in bad debt expense and a $0.3 million decrease in insurance costs.

Sales and marketing expenses. Sales and marketing expenses increased by approximately $2.7 million, or 63%, to approximately $7.0 million for the three months ended March 31, 2024, compared to approximately $4.3 million for the three months ended March 31, 2023. The increase was primarily attributable to an increase of $1.5 million in personnel costs and $1.4 million in marketing costs, including costs to attend conventions, costs related to our direct-to-patient marketing campaign, costs associated with customer engagement, and costs to market YUTIQ.

International Segment Results

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)

Net revenue	$8,459	$5,964
Cost of goods sold, excluding depreciation and amortization	(1,929)	(1,123)
Gross profit	6,530	4,841
Operating expenses:
Research, development and medical affairs expenses	684	756
General and administrative expenses	561	716
Sales and marketing expenses	1,548	1,415
Total operating expenses	2,793	2,887
Segment income from operations	$3,737	$1,954

International Segment - three months ended March 31, 2024 compared to the three months ended March 31, 2023

Net revenue. Net revenue increased by $2.5 million, or 42%, to $8.5 million for the three months ended March 31, 2024 compared to $6.0 million for the three months ended March 31, 2023. The increase was primarily due to significant demand gains in both the direct and distributor markets.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by $0.8 million, or 73% to $1.9 million for the three months ended March 31, 2024, compared to $1.1 million for the three months ended March 31, 2023. The increase was primarily attributable to increased product sales.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by $0.1 million, or 13%, to $0.7 million for the three months ended March 31, 2024, compared to $0.8 million for the three months ended March 31, 2023.

General and administrative expenses. General and administrative expenses increased by approximately $0.1 million or 14%, to $0.6 million for the three months ended March 31, 2024 , compared to $0.7 million for the three months ended March 31, 2023. The primary changes were a reduction in bad debt expense of $0.2 million offset by an increase of $0.2 million in logistics fees for the current period.

Sales and marketing expenses. Sales and marketing expenses increased by $0.1 million, or 7%, to $1.5 million for the three months ended March 31, 2024, compared to $1.4 million for the three months ended March 31, 2023.

Operating Cost Segment Results

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Operating expenses:
Research, development and medical affairs expenses	$2,326	$2,224
General and administrative expenses	3,657	2,116
Sales and marketing expenses	434	66
Total operating expenses	6,417	4,406
Segment loss from operations	$(6,417)	$(4,406)

Operating Cost Segment - three months ended March 31, 2024 compared to the three months ended March 31, 2023

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by $0.1 million, or 5%, to $2.3 million for the three months ended March 31, 2024, compared to $2.2 million for the three months ended March 31, 2023. The increase was primarily attributable to increases of $0.2 million in personnel costs, $0.2 million in consultant costs, and $0.1 million in safety and quality related costs, partially offset by decreases of $0.3 million in clinical study costs, and $0.2 million in applicator design costs.

General and administrative expenses. General and administrative expenses increased by approximately $1.6 million, or 76%, to $3.7 million for the three months ended March 31, 2024, compared to $2.1 million for the three months ended March 31, 2023. The increase was primarily attributable to increases of $0.7 million in personnel costs, $0.3 million in insurance costs, $0.1 million in professional fees, and $0.1 million in office costs.

Sales and marketing expenses. Sales and marketing expenses increased by $0.4 million, or 300%, to $0.4 million for the three months ended March 31, 2024, compared to less than $0.1 million for the three months ended March 31, 2023. The increase was primarily attributable to an increase in personnel costs.

Other

In monitoring performance, aligning strategies and allocating resources, our CODM manages and evaluates our U.S., International and Operating Cost segments based on segment income or loss from operations adjusted for certain non-cash items, such as stock-based compensation expense and depreciation and amortization. Therefore, we classify within Other: the non-cash expenses included in research, development and medical affairs expenses, general and administrative expenses, sales and marketing expenses; and depreciation and amortization. Other is presented to reconcile to our consolidated totals.

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Operating expenses:
Research, development and medical affairs expenses	$51	$22
General and administrative expenses	646	155
Sales and marketing expenses	147	49
Depreciation and amortization	3,085	681
Total operating expenses	3,929	907
Segment loss from operations	$(3,929)	$(907)

Operating expenses. Operating expenses in Other increased by $3.0 million, or 333%, to $3.9 million for the three months ended March 31, 2024, compared to $0.9 million for the three months ended March 31, 2023. The increase was primarily attributable to an increase of $2.4 million in depreciation and amortization expenses, as described below, and an increase of $0.5 million in general administrative expenses relating to stock compensation expenses.

Depreciation and amortization. Depreciation and amortization increased by $2.4 million, or 343%, to $3.1 million for the three months ended March 31, 2024, compared to $0.7 million for the three months ended March 31, 2023. The increase was primarily attributable to amortization of the YUTIQ intangible asset which was acquired in May 2023.

Liquidity and Capital Resources

Overview

Since inception, we have incurred recurring losses, negative cash flow from operations and have accumulated a deficit in stockholders’ equity of $424.7 million as of March 31, 2024.

Current Cash Position

As of March 31, 2024, we had $14.3 million in cash, cash equivalents and restricted cash. Cash and cash equivalents include highly liquid investments that are readily convertible into cash and have a maturity of 90 days or less when purchased. Generally, cash, cash equivalents and restricted cash held at financial institutions are in excess of federally insured limits.

We believe our commercial operations will generate sufficient cash flow, combined with our current financial assets, to fund all conditional and unconditional financial obligations for at least the next 12 months. However, we may need to raise alternative or additional financing to fund our operations and support growth. The source, timing, and availability of any future financing will depend upon market conditions and other factors that may be outside of our control. Funding may not be available when needed, at all, or on terms acceptable to us. If we were to raise additional funds by issuing equity securities, substantial dilution to existing stockholders could result, and the terms of any new equity securities may have a preference over our common stock. If we were to attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining those agreements, or in receiving milestone or royalty payments under them. If we were to attempt to raise additional funds through debt financing, we would be required to obtain permission or participation of SLR Investment Corp., which we might not be able to obtain.

Sources and Uses of Cash for the three months ended March 31, 2024 compared to the three months ended March 31, 2023

Operating Activities

For the quarter ending March 31, 2024, net cash used in operating activities was $0.6 million, which primarily consisted of $6.3 million of net loss, offset by non-cash adjustments: 1) depreciation and amortization of $3.1 million; 2) amortization of debt discount and deferred financing costs of $0.2 million; provision for credit losses of $0.2 million and 3) share-based compensation expense of $0.8 million. A cash increase of $1.1 million from the management of working capital was driven primarily by accounts payable and other long-term liabilities and offset by accrued expenses and other current liabilities, accounts receivable, prepaid expenses and other current assets and inventory.

For the quarter ending March 31, 2023, net cash used in operating activities was $2.2 million, which primarily consisted of $5.0 million of net loss, offset by non-cash adjustments: 1) depreciation and amortization of $0.7 million; 2) amortization of debt discount and deferred financing costs of $0.3 million; and 3) share-based compensation expense of $0.2 million. A cash increase of $1.6 million from the management of working capital was primarily driven by accounts receivable and inventory, partially offset by accounts payable.

Investing Activities

For the quarter ending March 31, 2024 and 2023, net cash used in investing activities was less than $0.1 million for both periods. Cash used for both periods were related to the acquisition of property and equipment.

Financing Activities

For the quarter ending March 31, 2024, net cash provided by financing activities was $3.0 million, which primarily consisted of $5.0 million in gross proceeds in connection with the closing of the Seventh Amendment to the 2019 Loan Agreement (described further below). Cash provided by financing activities was offset by a $1.9 million payment of accrued licensor obligations, $0.1 million in debt issuance costs and $0.1 million in finance lease obligations.

For the quarter ending March 31, 2023, net cash provided by financing activities was $10.0 million, which consisted of $12.0 million in gross proceeds received from the Tranche 1 closing of our Series B Convertible Preferred Stock financing and an additional $2.5 million in cash in connection with the Fifth Amendment to the 2019 Loan Agreement (described further below). Cash provided by financing activities was offset by $0.5 million for issuance costs related to our Series B Convertible Preferred Stock, $0.9 million to repurchase and eliminate our Series A Convertible Preferred Stock (“Series A Preferred Stock”) and $2.6 million for the payment of debt costs.

Indebtedness

Loans from SLR Investment Corp. (“SLR”)

In December 2019, we refinanced our previously outstanding debt facility by entering into a $45.0 million loan and security agreement (the “2019 Loan Agreement”) with SLR, as Agent, and the parties signing the loan agreement from time to time as Lenders, including SLR in its capacity as a Lender (collectively, the “Lender(s)”). The 2019 Loan Agreement has been amended on multiple occasions.

On February 22, 2022, we entered into a Third Amendment to the 2019 Loan Agreement (the “Third Amendment”), which among other things:

(a)specified the minimum revenue amount, calculated on a trailing six-month basis and tested at the end of each calendar quarter in 2022, that we must achieve for each such period (the “Third Revenue Covenant”);

(b)consented to maintaining a lower minimum revenue amount under the Third Revenue Covenant for the trailing six-month period ended December 31, 2021 than previously required under the 2019 Loan Agreement (and waived any event of default that may have occurred or may be deemed to have occurred as a result of our lower revenue amount for that period); and

(c)required that the Third Revenue Covenant be tested at June 30, 2023 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of our projected revenues in accordance with an annual plan we must submit to the Collateral Agent by January 15 of such year, such plan to be thereafter approved by our Board of Directors (the “Board”) and the Collateral Agent in its sole discretion no later than February 28 of such year.

On December 7, 2022, we entered into a Fourth Amendment to the 2019 Loan Agreement (the “Fourth Amendment”), which among other things:

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

On March 24, 2023, we entered into a Fifth Amendment to the 2019 Loan Agreement (the “Fifth Amendment”), which among other things:

(a)added an additional tranche of $2.5 million to increase the existing term loan facility to $47.5 million, subject to certain closing conditions;

(b)extended availability of $15.0 million to be funded at the Lender’s sole discretion;

(c)specified an annual interest rate equal to 5.15% plus the greater of (i) 4.60% and (ii) one-month SOFR, which will reset monthly;

(d)extended the maturity date to April 30, 2028 and the interest-only period to April 30, 2025, which may be extended an additional 12 months if the Company meets certain financial targets by April 20, 2025; and

(e)specified the minimum revenue amount, calculated on a trailing six-month basis beginning with the six month period ended September 30, 2023, and tested at the end of each calendar quarter, that the Company must achieve for each such period.

On May 17, 2023, we entered into a Sixth Amendment to the 2019 Loan Agreement (the “Sixth Amendment”), which among other things:

(a)increased the availability to be funded at the Lender’s sole discretion from $15.0 million to $20.0 million;

(b)the Lender funded the $20.0 million of availability;

(c)specified the minimum revenue amount calculated on a trailing six-month basis and tested at the end of each calendar quarter in 2023 and 2024, that we must achieve for each such period.

On March 6, 2024, we entered into the Seventh Amendment to the 2019 Loan Agreement, (the “Seventh Amendment”), which among other things:

(a)added an additional tranche of $5.0 million to increase the existing term loan facility to $72.5 million;

(b)the Lender funded the $5.0 million increase to the existing term loan facility;

(c)reaffirmed the maturity date of the 2019 Loan Agreement as April 30, 2028, and the interest-only period remains in effect through April 30, 2025. The interest-only period may be extended an additional 12 months if Alimera meets certain financial targets by April 20, 2025.

We currently have no additional borrowing capacity, and the 2019 Loan Agreement generally prohibits any additional debt unless we obtain the prior consent of the Lenders.

The Federal Reserve raised interest rates seven times in 2022 and four times in 2023 to try and combat the effects of inflation. In 2024, the Federal Reserve has commented that interest rate reductions are expected in 2024, however, interest rate reductions may not incur unless the effects of inflation start to recede. An increase in SOFR would increase our interest costs. Significant increases in our interest costs could materially and adversely affect our results of operations and our ability to pay amounts due under the 2019 Loan Agreement, including various amendments, and any increase in the interest we pay would reduce our cash available for working capital, acquisitions, and other uses.

We have maintained compliance with our revenue covenant throughout 2023 and 2024, including at March 31, 2024. We expect to comply with the revenue covenant for the remaining measurement date in 2024. If we fail to comply with the revenue covenant and the lenders do not provide consent and waiver, acceleration of the maturity of the loan is one of the remedies available to the lenders. If the lenders accelerate the maturity of the loan, we would be forced to find alternative financing or enter into an alternative agreement with the lenders. We cannot be sure that alternative financing will be available when needed or that, if available, the alternative financing could be obtained on terms that are not significantly detrimental to us or our stockholders.

Series A Convertible Preferred Stock and Elimination

In October 2012, the Company closed its preferred stock financing in which it sold units consisting of 1,000,000 shares of Series A Preferred Stock and warrants (which expired on October 1, 2017) to purchase 300,000 shares of Series A Preferred Stock for gross proceeds of $40.0 million prior to the payment of approximately $0.6 million of related issuance costs. The Company subsequently repurchased all of its outstanding Series A Preferred Stock on March 24, 2023. Following such repurchase, the Company filed a certificate of elimination of the Series A Preferred Stock with the Secretary of State of the State of Delaware. The authorized shares of Series A Preferred Stock were returned to the status of authorized but unissued shares of preferred stock of the Company, without designation as to series.

Series B Preferred Stock Financings and Elimination

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

Common and Preferred Stock

The Company’s authorized capital stock consists of (a) 150,000,000 shares of common stock, par value $0.01 per share; and (b) 10,000,000 shares of preferred stock, par value $0.01 per share. At March 31, 2024 and December 31, 2023, there were 52,374,687 and 52,354,450 shares of common stock issued and outstanding.

Contractual Obligations and Commitments

The NEW DAY Study. In January 2020, we began entering into agreements with contract research organizations (“CROs”) and physician clinics in connection with a multicenter, single masked, randomized and controlled trial designed to generate prospective data evaluating ILUVIEN as a baseline therapy in the treatment of DME and demonstrate its advantages over the current standard of care of repeat anti-VEGF injections (the “NEW DAY Study”). The NEW DAY Study has enrolled approximately 300 treatment-naïve, or almost naïve, DME patients in approximately 40 sites around the U.S. For the three months ended March 31, 2024 and 2023, we incurred approximately $1.0 million and $1.5 million, respectively, of expense associated with the NEW DAY Study. In connection with the NEW DAY Study, we expect to incur additional expenses of $3.0 million for the remainder of 2024, and less than $1.0 million in 2025.

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

Manufacturing Services Agreement with Cadence. On October 30, 2020, we entered into a Manufacturing Services Agreement (the Cadence Agreement) with Cadence, Inc., for the manufacture of certain component parts of the ILUVIEN applicator (the components) at its facility near Pittsburgh, Pennsylvania. Under the Cadence Agreement, we will pay certain per-unit prices based on regularly scheduled shipments of a minimum number of components. The initial term of the Cadence Agreement expires on October 30, 2025. After the expiration of the initial term, the Cadence Agreement will automatically renew for separate, successive one-year terms unless either party provides written notice to the other party that it does not intend to renew the Cadence Agreement at least 24 months before the end of the term. The Cadence Agreement may be terminated by either party under certain circumstances. We have transferred the manufacturing of component parts of the ILUVIEN inserter to Cadence from our prior manufacturer and have spent cash resources to purchase new equipment, to update clean room facilities and to assist in the regulatory approval process. In connection with the Cadence Agreement, we expect to be invoiced less than $1.0 million for the remainder of 2024.

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

Foreign Exchange

Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. The impact of fluctuations in foreign currency exchange rates decreased our net product revenue for the three months ended March 31, 2024 by approximately $0.1 million.

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

See the table below entitled “Reconciliation of GAAP Net Loss to Non-GAAP Adjusted EBITDA.” U.S. GAAP net loss is the most directly comparable U.S. GAAP financial measure to adjusted EBITDA.

This non-GAAP financial measure, as presented, may not be comparable to a similarly titled measure reported by other companies because not all companies adjust revenue for currency fluctuations in an identical manner. Therefore, this non-GAAP financial measure is not necessarily an accurate measure of comparison between companies.

The presentation of this non-GAAP financial measure is not intended to be considered in isolation or as a substitute for guidance prepared in accordance with U.S. GAAP. The principal limitation of this non-GAAP financial measure is that it excludes significant elements required by U.S. GAAP to be recorded in Alimera’s financial statements. In addition, this non-GAAP financial measure is subject to inherent limitations because it reflects the exercise of judgment by management in determining it.

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Adjusted EBITDA (unaudited)

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
U.S. GAAP net loss	$(6,251)	$(4,968)
Adjustments to U.S. GAAP net loss:
Interest expense and other, net	3,739	1,667
Income tax benefit	(32)	—
Depreciation and amortization	3,085	681
Stock-based compensation	845	226
Foreign currency exchange losses	196	13
Change in fair value of warrant asset	46	(14)
Severance expenses	176	—
Non-GAAP adjusted EBITDA	$1,804	$(2,395)

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

In the 2023 Form 10-K, we identify under Item 1A of Part I important factors that could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. However, the risks described in the 2023 Form 10-K are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the Securities and Exchange Commission (“SEC”), also could cause our actual results to differ materially from our anticipated results or other expectations. There have been no material changes in our risk factors since the filing of the 2023 Form 10-K, other than the addition of the text below.

Prolonged economic uncertainties or downturns, as well as unstable market, credit and financial conditions, may exacerbate certain risks affecting our business and have serious adverse consequences on our business.

Economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control. In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, particularly as a result of increased inflationary and recessionary pressures, and related market and macroeconomic responses including interest rate increases. Furthermore, sustained uncertainty about, or worsening of, geopolitical tensions, including further escalation of war between Russia and Ukraine, further escalation of trade tensions between the U.S. and China, escalation of tensions between China and Taiwan, further escalation in the conflict between Israel and Hamas, as well as further escalation of tensions between Israel and various countries in the Middle East and North Africa, could result in a global economic slowdown or increased market volatility, increased cyber-attacks, supply chain disruptions or increases in costs necessary to manufacture our products, and a deterioration in political and trade relationships worldwide. Any changes related to these and other factors could adversely affect our business, both in the U.S. and internationally.

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

10.3

Alimera Sciences, Inc. 2024 Equity Inducement Plan as Adopted on February 8, 2024 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed February 9, 2024, and incorporated herein by reference)

10.4*

Seventh Amendment to Loan and Security Agreement dated as of March 6, 2024, by and among Alimera Sciences, Inc., SLR Investment Corp., as Collateral Agent, and the parties signatory thereto as Lenders, including SLR in its capacity as a Lender

31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Deficit and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ALIMERA SCIENCES, INC.

May 14, 2024	By:	/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
President and Chief Executive Officer
(Principal Executive Officer)