Form 10-Q
period 2024-06-30
ALIMERA SCIENCES INC
filed 2024-08-07
CIK 1267602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 2, 2024, there were 54,384,165 shares of the registrant’s $0.01 par value Common Stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2024	2023
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$10,828	$12,058
Restricted cash	33	32
Accounts receivable, net	37,079	34,545
Prepaid expenses and other current assets	4,013	3,909
Inventory	3,455	1,879
Total current assets	55,408	52,423
Property and equipment, net	2,278	2,466
Right-of-use assets, net	996	1,124
Intangible assets, net	91,587	97,355
Deferred tax asset	101	104
Warrant asset	7	52
Total assets	$150,377	$153,524
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,208	$8,252
Accrued expenses	5,708	6,192
Accrued licensor payment	3,677	7,275
Finance lease obligations	245	194
Total current liabilities	19,838	21,913
Non-current liabilities:
Notes payable, net of discount	69,731	64,489
Accrued licensor payments	16,111	15,136
Other non-current liabilities	5,909	5,816
Total liabilities	111,589	107,354
Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock, $.01 par value — 10,000,000 shares authorized at June 30, 2024 and December 31, 2023, none issued	—	—
Common stock, $.01 par value — 150,000,000 shares authorized, 52,387,763 shares issued and outstanding at June 30, 2024 and 52,354,450 shares issued and outstanding at December 31, 2023	524	524
Common stock warrants	4,396	4,396
Additional paid-in capital	464,825	462,446
Accumulated deficit	(428,052)	(418,490)
Accumulated other comprehensive loss	(2,905)	(2,706)
Total stockholders’ equity	38,788	46,170
Total liabilities and stockholders’ equity	$150,377	$153,524

See Notes to Unaudited Interim Condensed Consolidated Financial Statements (“Interim Financial Statements”)

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands, except share and per share data)

Net revenue	$27,000	$17,538	$50,011	$31,084
Cost of goods sold, excluding depreciation and amortization	(3,831)	(2,425)	(7,184)	(4,453)
Gross profit	23,169	15,113	42,827	26,631
Operating expenses:
Research, development and medical affairs expenses	4,263	3,648	8,624	7,812
General and administrative expenses	7,379	4,373	12,811	8,544
Sales and marketing expenses	8,511	6,434	17,593	12,238
Depreciation and amortization	3,093	1,866	6,178	2,547
Total operating expenses	23,246	16,321	45,206	31,141
Loss from operations	(77)	(1,208)	(2,379)	(4,510)
Interest expense and other, net	(3,153)	(1,694)	(6,892)	(3,361)
Unrealized foreign currency loss, net	(125)	(7)	(321)	(20)
Loss on extinguishment of debt	—	(1,079)	—	(1,079)
Change in fair value of common stock warrant	—	(5,911)	—	(5,911)
Change in fair value of warrant asset	1	(105)	(45)	(91)
Net loss before income taxes	(3,354)	(10,004)	(9,637)	(14,972)
Income tax benefit (provision)	43	(25)	75	(25)
Net loss	(3,311)	(10,029)	(9,562)	(14,997)
Preferred stock dividends	—	(669)	—	(683)
Net loss applicable to common stockholders	$(3,311)	$(10,698)	$(9,562)	$(15,680)
Net loss per share — basic and diluted	$(0.06)	$(1.32)	$(0.18)	$(2.07)
Weighted average shares outstanding — basic and diluted	54,383,604	8,093,640	54,370,216	7,565,868

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Net loss	$(3,311)	$(10,029)	$(9,562)	$(14,997)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(51)	—	(199)	172
Total other comprehensive (loss) income	(51)	—	(199)	172
Comprehensive loss	$(3,362)	$(10,029)	$(9,761)	$(14,825)

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net loss	$(9,562)	$(14,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,178	2,547
Loss on extinguishment of debt	—	1,079
Provision for credit losses	176	1,496
Unrealized foreign currency transaction loss, net	321	20
Amortization of debt discount and deferred financing costs	542	488
Stock-based compensation expense	2,302	442
Change in fair value of warrant asset	45	91
Change in fair value of warrant liability	—	5,911
Changes in assets and liabilities:
Accounts receivable	(3,028)	(4,355)
Prepaid expenses and other current assets	(59)	(539)
Inventory	(1,588)	559
Accounts payable	4,445	(2,066)
Accrued expenses and other current liabilities	(287)	202
Other non-current liabilities	975	917
Net cash provided by (used in) operating activities	460	(8,205)
Cash flows from investing activities:
Purchases of property and equipment	(132)	(171)
Purchase of intangible assets	—	(75,272)
Net cash used in investing activities	(132)	(75,443)
Cash flows from financing activities:
Repurchase of Series A Preferred Stock	—	(938)
Proceeds from issuance of Series B Convertible Preferred Stock	—	78,339
Series B Convertible Preferred Stock issuance costs	—	(509)
Proceeds from issuance of common stock	40	2,404
Proceeds from exercise of stock options	37	—
Repurchase of common stock	—	(314)
Issuance of debt	5,000	22,500
Payment of debt costs	(62)	(4,108)
Payment of accrued licensor obligations	(3,750)	—
Payment of SLR exit fee agreements	(2,425)	—
Payment of finance lease obligations	(188)	(251)
Net cash (used in) provided by financing activities	(1,348)	97,123
Effect of exchange rates on cash and cash equivalents and restricted cash	(209)	28
Net change in cash and cash equivalents and restricted cash	(1,229)	13,503
Cash and cash equivalents and restricted cash — beginning of period	12,090	5,304
Cash and cash equivalents and restricted cash — end of period	$10,861	$18,807
Supplemental cash flow information:
Cash paid for interest	$3,723	$3,136
Cash paid for income taxes	$21	$21
Supplemental noncash investing and financing activities:
Note payable end of term payment accrued but unpaid	$3,625	$3,375

See Notes to Interim Financial Statements.

ALIMERA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

			Series A		Series B
			Convertible		Convertible					Accumulated
	Common Stock		Preferred Stock		Preferred Stock		Additional	Common		Other
							Paid-In	Stock	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Loss	Total
2023					(In thousands, except share data)
Balance, December 31, 2022	6,995,513	$70	600,000	$19,227	—	$—	$378,238	$—	$(415,388)	$(2,955)	$(20,808)
Issuance of common stock, net of issuance costs	597,000	6	—	—	—	—	(6)	—	—	—	—
Repurchase of common stock	(200,919)	(2)	—	—	—	—	(312)	—	—	—	(314)
Repurchase of Preferred Stock - Series A	—	—	(600,000)	(19,227)	—	—	—	—	18,289	—	(938)
Issuance of Preferred Stock - Series B	—	—	—	—	12,000	7,714	—	—	—	—	7,714
Preferred stock dividends	—	—	—	—	—	14	—	—	(14)	—	—
Stock-based compensation expense	—	—	—	—	—	—	226	—	—	—	226
Net loss	—	—	—	—	—	—	—	—	(4,968)	—	(4,968)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	172	172
Balance, March 31, 2023	7,391,594	74	—	—	12,000	7,728	378,146	—	(402,081)	(2,783)	(18,916)
Issuance of common stock, net of issuance costs	1,415,133	14	—	—	—	—	34	—	—	—	48
Forfeitures of restricted stock	(3,000)	—	—	—	—	—	—	—	—	—	—
Issuance of Preferred Stock - Series B	—	—	—	—	66,617	66,328	2,355		—	—	68,683
Preferred stock dividends	—	—	—	—	—	669	—		(669)	—	—
Forfeiture of common stock warrants	—	—	—	—	—	—	6,227		—	—	6,227
Stock-based compensation expense	—	—	—	—	—	—	217	—	—	—	217
Net loss	—	—	—	—	—	—	—	—	(10,029)	—	(10,029)
Balance, June 30, 2023	8,803,727	$88	—	$—	78,617	$74,725	$386,979	$—	$(412,779)	$(2,783)	$46,230

2024
Balance, December 31, 2023	52,354,450	$524	—	$—	—	$—	$462,446	$4,396	$(418,490)	$(2,706)	$46,170
Issuance of common stock, net of issuance costs	7,112	—	—	—	—	—	—	—	—	—	—
Stock option exercises	13,125	—	—	—	—	—	37	—	—	—	37
Stock-based compensation expense	—	—	—	—	—	—	845	—	—	—	845
Net loss	—	—	—	—	—	—	—	—	(6,251)	—	(6,251)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(148)	(148)
Balance, March 31, 2024	52,374,687	524	—	—	—	—	463,328	4,396	(424,741)	(2,854)	40,653
Issuance of common stock, net of issuance costs	13,826	—	—	—	—	—	40	—	—	—	40
Forfeitures of restricted stock	(750)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,457	—	—	—	1,457
Net loss	—	—	—	—	—	—	—	—	(3,311)	—	(3,311)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(51)	(51)
Balance, June 30, 2024	52,387,763	$524	—	$—	—	$—	$464,825	$4,396	$(428,052)	$(2,905)	$38,788

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

The Company presently focuses on diseases affecting the retina, because the Company believes these diseases are not well treated with current therapies and affect millions of people globally. The Company’s commercialized products are ILUVIEN® (fluocinolone acetonide intravitreal implant) 0.19 mg, which has received marketing authorization and reimbursement in the United States (“U.S.”) and 24 countries for the treatment of diabetic macular edema (“DME”) and YUTIQ® (fluocinolone acetonide intravitreal implant) 0.18 mg, available in the U.S. for the treatment and prevention of non-infectious uveitis affecting the posterior segment of the eye (“NIU-PS”).

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

The Company markets ILUVIEN directly in the U.S., Germany, the United Kingdom (“U.K.”), Portugal and Ireland. In addition, the Company has entered into various agreements under which distributors are providing or will provide regulatory, reimbursement and sales and marketing support for ILUVIEN in Austria, Belgium, the Czech Republic, Denmark, Finland, France, Italy, Luxembourg, the Netherlands, Norway, Spain, Sweden, Switzerland, Australia, New Zealand and several countries in the Middle East. In addition, the Company has granted an exclusive license to Ocumension Therapeutics (“Ocumension”) for the development and commercialization of the Company’s 0.19 mg fluocinolone acetonide intravitreal injection in China, East Asia and the Western Pacific. As of June 30, 2024, the Company has recognized sales of ILUVIEN to its international distributors in the Middle East, China, Austria, Belgium, Czech Republic, France, Italy, Luxembourg, Spain, the Netherlands, and certain Nordic countries.

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

Agreement and Plan of Merger with ANI Pharmaceuticals, Inc. and ANIP Merger Sub INC.

On June 21, 2024, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ANI Pharmaceuticals, Inc., a Delaware corporation (“ANI”), and ANIP Merger Sub INC., a Delaware corporation and a wholly owned indirect subsidiary of ANI (“Merger Subsidiary”), providing for the merger of Merger Subsidiary with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned indirect subsidiary of ANI (the “Surviving Corporation”). At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company (the “Company Common Stock”) outstanding immediately prior to the Effective Time (including each Company RSA (as defined below) but excluding any treasury shares or shares owned by ANI, Merger Subsidiary or any other subsidiary of ANI or the Company), shall be canceled and cease to exist and shall be converted into the right to receive (i) $5.50 in cash, without interest (such amount, as may be adjusted in accordance with the Merger Agreement, the “Closing Cash Consideration”) and (ii) one contingent value right (a “CVR”), which shall represent the right to receive the Milestone Payments (as defined below) subject to the terms and conditions set forth in the CVR Agreement (as defined below) (the consideration contemplated by (i) and (ii), together, the “Merger Consideration”).

Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval by the holders of a majority of the voting power of the outstanding shares of Company Common Stock entitled to vote on the Merger. Consummation of the Merger by ANI and Merger Subsidiary is further subject to satisfaction of customary closing conditions on the part of the Company, including, without limitation, the Company having performed, or complied with, in all material respects its agreements, covenants and other obligations required to be performed or complied with by the Merger Agreement at or prior to the Closing Date, the representations and warranties of the Company being true and correct (subject in certain instances to materiality qualifiers as specified within the respective agreement), and no continuing Company Material Adverse Effect.

Consummation of the Merger by the Company is further subject to satisfaction of customary closing conditions on the part of ANI and the Merger Subsidiary, including, without limitation, ANI  and Merger Subsidiary having performed, or complied with, in all material respects all of their respective agreements, covenants and obligations required to be performed or complied with by each of them under the Merger Agreement at or prior to the Closing Date, the representations and warranties of ANI and Merger Subsidiary being true and correct (subject in certain instances to materiality qualifiers as specified within the respective agreement), and the CVR Agreement being in full force and effect.

The Merger Agreement includes covenants requiring the Company not to (i) initiate, solicit or knowingly encourage or facilitate any inquiries or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, any Acquisition Proposal, (ii) engage in, continue or otherwise participate in any discussions or negotiations regarding, or provide any non-public information or data to any person, in each case relating to, any Acquisition Proposal or any proposal or offer that would reasonably be expected to lead to an Acquisition Proposal, (iii) amend or grant any waiver or release under any standstill or similar agreement with respect to any class of equity securities of the Company or any of the Company Subsidiaries (as defined in the Merger Agreement) (subject to the Company Board’s (as defined in the Merger Agreement) ability to exercise its fiduciary duties), (iv) approve any transaction under, or any third party becoming an “interested stockholder” under, Section 203 of the Delaware General Corporation Law, (v) otherwise knowingly facilitate any effort or attempt by any third party (or its potential sources of financing) to make any proposal or offer that constitutes an Acquisition Proposal, (vi) approve, endorse, recommend or execute or enter into any letter of intent, agreement in principle, term sheet, memorandum of understanding, merger agreement, acquisition agreement or other similar contract relating to an Acquisition Proposal or (vii) approve, authorize, agree or publicly announce any intention to do any of the foregoing, with customary exceptions for superior proposals. The Merger Agreement also includes covenants customary for a transaction of this nature regarding the operation of the business of the Company and its subsidiaries between signing of the Merger Agreement and the Effective Time.

The Merger Agreement requires the Company, as promptly as reasonably practicable, and in any event within 25 business days following the date of the Merger Agreement, to prepare and file with the U.S. Securities and Exchange Commission (the “SEC”) a proxy statement for the purpose of seeking stockholder approval to the Merger Agreement. To satisfy this requirement, the Company completed a PREM14A filing with the SEC on July 24, 2024.

The Merger Agreement contains certain termination rights for the Company and ANI. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay ANI a termination fee of approximately $10.4 million. Among other termination rights, and subject to certain limitations, (i) either the Company or ANI  may terminate the Merger Agreement if the Merger is not consummated by December 21, 2024 and (ii) the Company and ANI  may mutually agree to terminate the Merger Agreement.

At the Effective Time, outstanding awards of restricted stock with respect to shares of Company Common Stock (each, a “Company RSA”), whether vested or unvested as of immediately prior to the Effective Time, for which the holder thereof made a timely and valid election (an “83(b) Election”) under Section 83(b) of the Internal Revenue Code of 1986, as amended, shall be canceled and cease to exist, and shall be converted into the right to receive the Merger Consideration. At the Effective Time, each Company RSA for which the holder thereof did not make a timely and valid 83(b) Election shall be canceled and converted into the right to receive (i) an amount in cash (without interest and subject to deduction for any required withholding as contemplated by the Merger Agreement) equal to: (A) the total number of shares of such Company RSAs multiplied by (B) the Closing Cash Consideration, without any interest thereon, and (ii) CVRs in an amount equal to the total number of shares of such Company RSAs.

At the Effective Time, each stock option granted by the Company to purchase Company Common Stock (each, a “Company Option”) that is outstanding and unvested immediately prior to the Effective Time will vest in full, and (i) each Company Option that is then outstanding and unexercised and which has a per share exercise price that is less than the Closing Cash Consideration shall be canceled and converted into the right to receive the sum of an amount in cash (without interest and subject to deduction for any required withholding as contemplated in the Merger Agreement) equal to: (a) the excess, if any, of the Closing Cash Consideration over the exercise price per share of such Company Option; multiplied by the number of shares of Company Common Stock underlying such Company Option and (b) one (1) CVR, (ii) each Company Option that is then outstanding and unexercised, and which has a per share exercise price that equals or exceeds the Closing Cash Consideration, but is less than the Maximum Total Consideration (as defined in the Merger Agreement) (each, an “Eligible Option”) shall be canceled and converted into the right to receive a cash payment equal to (a) the excess, if any, of (A) the Total Consideration (as defined in the Merger Agreement) over (B) the per share exercise price of such Eligible Option, multiplied by (b) the total number of shares of Company Common Stock subject to such Eligible Option immediately prior to the Effective Time, and (iii) each Company Option that is then outstanding and unexercised and that has a per share exercise price that is equal or greater than the Maximum Total Consideration shall be canceled with no consideration payable in respect thereof.

At the Effective Time, each Company performance stock unit (“Company PSU”) that is then outstanding shall automatically be canceled and converted into the right to receive (i) from the Surviving Corporation an amount of cash equal to the product of (A) the total number of shares of Company Common Stock then underlying such Company PSUs pursuant to the applicable Company PSU grant terms, with, for the avoidance of doubt, all performance metrics deemed achieved at 100%, multiplied by (B) the Closing Cash Consideration, without any interest thereon and (ii) CVRs in an amount equal to the total number of shares of Company Common Stock then underlying such Company PSUs pursuant to the applicable Company PSU grant terms, with, for the avoidance of doubt, all performance metrics deemed achieved at 100%.

At the Effective Time, each Company restricted stock unit (“Company RSU”) that is then outstanding shall automatically be canceled and converted into the right to receive (i) from the Surviving Corporation an amount of cash equal to the product of (A) the number of shares of Company Common Stock then underlying such Company RSU multiplied by (B) the Closing Cash Consideration, without any interest thereon and (ii) CVRs in an amount equal to the total number of shares of Company Common Stock then underlying such Company RSUs.

At the Effective Time, each Company warrant (“Company Warrant”) that is outstanding as of immediately prior to the Effective Time shall, upon the Effective Time, convert into the right to receive, upon exercise of such Company Warrant, the same Merger Consideration as such holder would have been entitled to receive following the Effective Time if such holder had been, immediately prior to the Effective Time, the holder of the number of shares of Company Common Stock then issuable upon exercise in full of such Company Warrant without regard to any limitations on exercise contained therein.

Voting Agreement

In connection with the execution of the Merger Agreement, ANI and the Company entered into a voting agreement (the “Voting Agreement”) with Caligan Partners LP, Caligan Partners Master Fund LP and Caligan Partners CV VI LP (collectively, “Caligan”). Pursuant to the Voting Agreement, Caligan has agreed, among other things, to (i) vote or cause to be voted all of its shares of Company Common Stock in favor of the Merger and the transactions contemplated by the Merger Agreement and (ii) prior to the Expiration Time (as defined in the Voting Agreement) and subject to limited exceptions, not to sell or otherwise transfer any of its shares of Company Common Stock other than with the consent of ANI and the Company. The shares of Company Common Stock owned by Caligan represented approximately 32.1% of the outstanding shares of Company Common Stock as of July 31, 2024.

Contingent Value Rights Agreement

At or immediately prior to the Effective Time, ANI will enter into a contingent value rights agreement (the “CVR Agreement”) with a rights agent (the “Rights Agent”), pursuant to which each holder of Company Common Stock, as well as holders of Company Warrants, Company Options, Company PSUs, Company RSAs and Company RSUs, may become entitled to contingent cash payments per CVR (each, a “Milestone Payment”), such payments being contingent upon, and subject to, the achievement of: (i) $140.0 million in net revenue (the “2026 Milestone”) on third party sales of ILUVIEN and YUTIQ for ANI’s 2026 fiscal year (the “2026 Net Revenue”) and/or (ii) $160.0 million in net revenue (the “2027 Milestone” and together with the 2026 Milestone, the “Milestones”) on third party sales of ILUVIEN and YUTIQ for ANI’s 2027 fiscal year (the “2027 Net Revenue”).

When issued, each CVR will entitle the holder (the “Holder”) to receive a Milestone Payment upon satisfaction of the applicable Milestones. The Milestone Payment for each CVR will equal the product (rounded to the nearest 1/100 of $0.01) of (i) $0.25 multiplied by a fraction (not exceeding one), the numerator of which is the amount, if any, by which the 2026 Net Revenue exceeds $140.0 million and the denominator of which is $10.0 million (subject to adjustment for the exercise price of Eligible Options) and/or (ii) $0.25 multiplied by a fraction (not exceeding one), the numerator of which is the amount, if any, by which the 2027 Net Revenue exceeds $160.0 million and the denominator of which is $15.0 million (subject to adjustment for the exercise price of Eligible Options).

If a Milestone is attained, the distributions in respect of the CVRs will be made on or prior to the date that is fifteen (15) business days following the filing by ANI of its audited financial statements with the SEC on Form 10-K in respect of the applicable year in which such Milestone has been achieved, and will be subject to a number of deductions, exceptions and limitations, including but not limited to certain taxes.

Under the CVR Agreement, the Rights Agent will have, and Holders of at least 35% of the CVRs then-outstanding have, certain rights to audit and enforcement on behalf of all Holders of the CVRs. ANI will undertake under the terms of the CVR Agreement to use diligent efforts to achieve the Milestones, as such efforts are further described in the CVR Agreement.'

Costs incurred associated with the Merger Agreement totaled $2.2 million for both the three and six months ended June 30, 2024 and are included in general and administrative expenses in our condensed consolidated statement of operations.

2. BASIS OF PRESENTATION

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements and notes thereto (“Interim Financial Statements”) in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X of the SEC. Accordingly, these Interim Financial Statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying Interim Financial Statements reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s interim financial information.

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

As of June 30, 2024 and December 31, 2023, the Company had approximately $10.9 million and $12.1 million in cash and cash equivalents, respectively. The Company anticipates its commercial operations will generate sufficient cash flow, combined with the Company’s current financial assets, to fund all conditional and unconditional financial obligations for at least the next 12 months.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This standard requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. All disclosure requirements under this standard are also required for public entities with a single reportable segment. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. This standard became effective for the Company on January 1, 2024. The adoption of this ASU did not have a material impact on the Company’s financial statements and related disclosures.

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

The Company writes off accounts receivable when management determines they are uncollectable and credits payments subsequently received on such receivables to bad debt expense in the period received. As of June 30, 2024 and 2023, the Company had $0.2 million reserved for expected credit losses. During the three months ended June 30, 2024 and 2023, the Company reserved $0 and $0.6 million for expected credit losses, respectively.

Allowance for credit losses consisted of the following for the three and six months ended  June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
	(In thousands)
Beginning balance	$186	$185
Provision for credit losses	—	625
Write-off of bad debt	—	(625)
Ending Balance	$186	$185

	For the Six Months Ended June 30,
	2024	2023
	(In thousands)
Beginning balance	$1,222	$—
Provision for credit losses	176	1,496
Write-off of bad debt	(1,212)	(1,311)
Ending Balance	$186	$185

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

Operating Leases

The Company’s operating lease activities primarily consist of leases for office space in the U.S., the U.K., and Ireland. Most of these leases include options to renew, with renewal terms generally ranging from one to eight years. The exercise of lease renewal options is at the Company’s sole discretion. Certain of the Company’s operating lease agreements include variable lease costs that are based on common area maintenance and property taxes. The Company expenses these payments as incurred. The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental balance sheet information as of  June 30, 2024 and  December 31, 2023 for the Company’s operating leases is as follows:

	June 30,	December 31,
	2024	2023
	(In thousands)
Non-current assets:
Right-of-use assets, net	$996	$1,124
Total lease assets	$996	$1,124
Current liabilities:
Accrued expenses	$535	$634
Non-current liabilities:
Other non-current liabilities	1,691	1,826
Total lease liabilities	$2,226	$2,460

The Company’s operating lease cost for the three and six months ended June 30, 2024 was $0.1 million and $0.3 million, respectively, and is included in general and administrative expenses in its condensed consolidated statement of operations. The Company’s operating lease cost for the three and six months ended June 30, 2023 was $0.3 million and $0.4 million, respectively, and is included in general and administrative expenses in its condensed consolidated statement of operations.

As of June 30, 2024, a schedule of maturity of lease liabilities under all of the Company’s operating leases is as follows:

Years Ending December 31	(In thousands)
2024 (remaining)	$319
2025	474
2026	488
2027	503
2028	518
Thereafter	534
Total	2,836
Less amount representing interest	(610)
Present value of minimum lease payments	2,226
Less current portion (as a portion of accrued expenses)	(535)
Non-current portion (as a portion of other non-current liabilities)	$1,691

For the three months ended June 30, 2024 and 2023, cash paid for operating leases was $0.2 million and $0.3 million, respectively. For the six months ended June 30, 2024 and 2023, cash paid for operating leases was $0.2 million and $0.4 million, respectively. No right-of-use assets were obtained in connection with operating leases for the three and six months ended June 30, 2024 or 2023.

As of June 30, 2024, the weighted average remaining lease terms of the Company’s operating leases was 5.3 years. The weighted average discount rate used to determine the lease liabilities was 9.4%.

Finance Leases

The Company’s finance lease activities primarily consist of leases for automobiles. Property and equipment leases are capitalized at the lesser of fair market value or the present value of the minimum lease payments at the inception of the leases using the Company’s incremental borrowing rate. The Company’s finance lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental balance sheet information as of June 30, 2024 and  December 31, 2023 for the Company’s finance leases is as follows:

	June 30,	December 31,
	2024	2023
	(In thousands)
Non-current assets:
Property and equipment, net	$589	$554
Total lease assets	$589	$554
Current liabilities:
Finance lease obligations	$245	$194
Non-current liabilities:
Finance lease obligations - less current portion	244	256
Total lease liabilities	$489	$450

Depreciation expense associated with property and equipment under finance leases was $0.1 million for both the three months ended June 30, 2024 and 2023. Depreciation expense associated with property and equipment under finance leases was approximately $0.1 million for both the six months ended June 30, 2024 and 2023. Interest expense associated with finance leases was less than $0.1 million for both the three months ended June 30, 2024 and 2023. Interest expense associated with finance leases was less than $0.1 million for both the six months ended June 30, 2024 and 2023.

As of June 30, 2024, a schedule of maturity of lease liabilities under finance leases, together with the present value of minimum lease payments, is as follows:

Years Ending December 31	(In thousands)
2024 (remaining)	$195
2025	284
2026	182
2027	13
Total	674
Less amount representing interest	(185)
Present value of minimum lease payments	489
Less current portion	(245)
Non-current portion	$244

Cash paid for finance leases was $0.1 million during both of the three months ended June 30, 2024 and 2023. Cash paid for finance leases was $0.2 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively. The Company acquired $0.1 million of property and equipment in exchange for finance leases for both the three months ended June 30, 2024 and 2023. The Company acquired $0.2 million and $0.1 million of property and equipment in exchange for finance leases for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, the weighted average remaining lease terms of the Company’s finance leases was 1.3 years. The weighted average discount rate used to determine the finance lease liabilities was 10.2%.

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

As of June 30, 2024 and December 31, 2023, inventory consisted of the following:

	June 30,	December 31,
	2024	2023
	(In thousands)
Component parts (1)	$653	$688
Work-in-process (2)	308	134
Finished goods	2,494	1,057
Total Inventory	$3,455	$1,879

(1)	Component parts inventory consists of manufactured components of the ILUVIEN applicator.
(2)	Work-in-process consists of completed units of ILUVIEN that are undergoing, but have not completed, quality assurance testing as required by U.S. or European Economic Area regulatory authorities.

7. INTANGIBLE ASSETS

ILUVIEN Intangible Asset

As a result of the U.S. Food and Drug Administration’s approval of ILUVIEN in September 2014, the Company was required to pay a milestone payment of $25.0 million (the “EyePoint Milestone Payment”) to EyePoint in October 2014 (see Note 8).

The gross carrying amount of the ILUVIEN intangible asset is $25.0 million, which is being amortized over approximately 13 years from the acquisition date. The amortization expense related to the ILUVIEN intangible asset was approximately $0.5 million for the three months ended June 30, 2024 and 2023. The amortization expense related to the ILUVIEN intangible asset was approximately $1.0 million for the six months ended June 30, 2024 and 2023. The net book value of the ILUVIEN intangible asset was $6.0 million and $7.0 million as of June 30, 2024 and December 31, 2023, respectively.

The estimated remaining amortization of the ILUVIEN intangible asset as of June 30, 2024, is denoted in the following:

Years Ending December 31	(In thousands)
2024 (remaining)	$978
2025	1,940
2026	1,940
2027	1,191
Total	$6,049

YUTIQ Intangible Asset

On May 17, 2023, the Company was granted an exclusive and sublicensable right and license, pursuant to the Product Rights Agreement to commercialize YUTIQ for the treatment and prevention of uveitis in the entire world, except Europe, the Middle East and Africa (where ILUVIEN is utilized), excluding any rights for the treatment and prevention of chronic NIU-PS of the eye in China and certain other countries and regions in Asia, which rights are subject to a pre-existing exclusive license between EyePoint and Ocumension Therapeutics. As a result, the Company paid EyePoint Parent an upfront payment of $75.0 million and has made two quarterly payments to EyePoint totaling approximately $3.8 million for the six months ended June 30, 2024 and will make two additional guaranteed payments to EyePoint Parent totaling approximately $3.8 million through December 31, 2024. Also, the Company will pay royalties starting in 2025 through 2028 (see Note 8). The present value of the 2024 quarterly payments and the present value of estimated royalties payable to EyePoint Parent for years 2025 to 2028 is included in the cost of the intangible the Company recorded. The estimated royalties will continue to be revalued at each reporting date until they are settled.

As of June 30, 2024, the gross carrying amount of the YUTIQ intangible asset is $96.4 million, which is being amortized over 10 years. The net book value of the YUTIQ intangible asset was $85.5 million and $90.3 million as of June 30, 2024 and December 31, 2023, respectively. The amortization expense related to the YUTIQ intangible asset was approximately $2.4 million and $1.2 million for the three months ended June 30, 2024 and 2023. The amortization expense related to the YUTIQ intangible was $4.8 million and $1.2 million for the six months ended June 30, 2024 and 2023.

The estimated remaining amortization of the YUTIQ intangible asset as of June 30, 2024 is as follows (in thousands):

Years Ending December 31	(In thousands)
2024 (remaining)	$4,853
2025	9,627
2026	9,627
2027	9,627
2028	9,654
Thereafter	42,150
Total	$85,538

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

On July 10, 2017, the Company and EyePoint entered into a Second Amended and Restated Collaboration Agreement (the “New Collaboration Agreement”), which amended and restated the EyePoint Agreement. The New Collaboration Agreement expanded the license to include uveitis, including NIU-PS, in Europe, the Middle East and Africa and also allows the Company to pursue an indication for NIU-PS for ILUVIEN in those territories. The New Collaboration Agreement converted the Company’s obligation to share 20% of its net profits to a royalty payable on global net revenues of ILUVIEN. The Company began paying a 2% royalty on net revenues and other related consideration to EyePoint on July 1, 2017. This royalty amount increased to 6% effective December 12, 2018. Pursuant to the New Collaboration Agreement, the Company was required to pay an additional 2% royalty on global net revenues and other related consideration in excess of $75 million in any year.

On May 17, 2023, the Company entered into a product rights agreement with EyePoint Parent which grants the Company an exclusive and sublicensable right and license under EyePoint Parent’s and its affiliates’ interest in certain of EyePoint Parent’s and its affiliates’ intellectual property to develop, manufacture, sell, commercialize and otherwise exploit certain products, including YUTIQ, for the treatment and prevention of uveitis in the entire world, except Europe, the Middle East and Africa, where the Company already has such rights pursuant to the New Collaboration Agreement, and except for China, Hong Kong, Macau, Taiwan, Brunei, Burma (Myanmar), Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, the Philippines, Singapore, South Korea, Thailand and Vietnam, where Ocumension holds a license from EyePoint Parent. Pursuant to the agreement, the Company paid EyePoint Parent an upfront payment of $75.0 million and will also make four quarterly guaranteed payments to EyePoint Parent totaling $7.5 million during 2024. The Company will also pay royalties to EyePoint Parent from 2025 to 2028 at a percentage of mid-to-low double digits of annual U.S. net sales of certain products (including YUTIQ and ILUVIEN) in excess of certain thresholds, beginning at $70.0 million in 2025, increasing annually thereafter. Upon making the quarterly payments in the aggregate amount of $7.5 million in 2024, the licenses and rights granted to the Company will automatically become perpetual and irrevocable. For the quarter ended June 30, 2024, the Company paid the second quarterly payment of $1.9 million. The present value of the 2024 quarterly payments and the present value of estimated royalties payable to EyePoint Parent for years 2025 to 2028 is included in the cost of the intangible the Company recorded. The estimated royalties will continue to be revalued at each reporting date until they are settled.

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

In connection with a previous agreement with EyePoint, the Company was entitled to recover commercialization costs that were incurred prior to profitability of ILUVIEN and offset a portion of future payments owed to EyePoint in connection with sales of ILUVIEN with those accumulated commercialization costs, referred to as the “Future Offset.” Following the signing of the New Collaboration Agreement, the Company retained the right to recover up to $15.0 million of the Future Offset. In March 2019, pursuant to the New Collaboration Agreement, the Company forgave $5.0 million of the Future Offset in connection with the approval of ILUVIEN for NIU-PS in the U.K. As of June 30, 2024 and December 31, 2023, the balance of the Future Offset was approximately $6.4 million and $6.5 million, respectively, which was fully reserved.

SWK Agreements

On December 17, 2020, EyePoint entered into a royalty purchase agreement (the “SWK Agreement”) with SWK Funding, LLC (“SWK”). Pursuant to the SWK Agreement, EyePoint sold its interest in royalties that the Company is obligated to pay EyePoint under the New Collaboration Agreement. The Company is not a party to the SWK Agreement.

On June 19, 2024, the Company entered into a letter agreement (the “Letter Agreement”) with SWK updating certain terms of the Company’s existing New Collaboration Agreement and associated royalty payments. The Letter Agreement modifies the royalty payment that the Company is obligated to pay SWK to 3.125% on net revenues (the “Alternative Royalty”) for any FAc product, including ILUVIEN and YUTIQ. In addition, pursuant to the terms of the Letter Agreement, in the case of a Change of Control (as defined in the Letter Agreement), the Company may, at its option, at any time during the six (6) months following the effective date of such Change of Control buy out the entire royalty obligation for the greater of (a) $17,250,000 or (b) 4.75 times the aggregate amount of Alternative Royalty paid or payable (x) over the most recently completed four (4) calendar quarters, or (y) if such Option is exercised prior to April 1, 2025, then 3.125% of net revenues for any FAc product over the most recently completed four (4) calendar quarters.

If the Company or SWK were to default under the Letter Agreement, the Company would be required to revert to making royalty payments under the New Collaboration agreement in lieu of the Alternative Royalty.

Royalty Expense

For the three months ended June 30, 2024 and 2023, the Company recognized $0.8 million and $0.5 million of royalty expense, respectively, which is included in cost of goods sold. For the six months ended June 30, 2024 and 2023, the Company recognized $1.7 million and $0.9 million of royalty expense, respectively, which is included in cost of goods sold. As of June 30, 2024 and 2023, approximately $0.8 million and $0.9 million of this royalty expense was included in the Company’s accounts payable, respectively.

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

As of June 30, 2024 and December 31, 2023, the Company had approximately $0.3 and $0.4 million, respectively, of deferred revenue under the Ocumension license agreement that will be recognized over the remaining term of the agreement once Ocumension begins to sell the Product under the License Agreement.

Warrant Subscription Agreement

On April 14, 2021, the Company entered into the warrant agreement with Ocumension pursuant to which Ocumension agreed to issue to the Company 1,000,000 non-transferable warrants granting the Company the right for a period of four years to subscribe to up to an aggregate of 1,000,000 shares of Ocumension stock at the subscription price of HK$23.88 per warrant share (or US$3.07 per warrant share as converted to U.S. Dollars at the exchange rate on April 9, 2021 of 0.12853 U.S. Dollars per HK$), subject to adjustment. (The converted rate is for illustrative purposes only; if the Company exercises the warrants, it will pay the subscription price of HK$23.88 per warrant share in HK$.) The warrants were issued on August 13, 2021, pursuant to the terms of the warrant agreement and expire on April 14, 2025. The warrants are not and will not be listed on any stock exchange. The fair value of the warrants are included on the balance sheet and revalued at each of the Company’s reporting dates with fluctuations being booked through the Company’s statement of operations.

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

●

On February 22, 2022, the Company entered into a Third Amendment to the 2019 Loan Agreement (the “Third Amendment”), which, among other things, amended the provisions relating to the minimum revenue amount that the Company must achieve at the end of each calendar quarter, as calculated on a trailing six-month basis (the “Revenue Covenant”).

●

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

●

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

●

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

●

On March 6, 2024, Alimera entered into the Seventh Amendment to the 2019 Loan Agreement, (the “Seventh Amendment”). Pursuant to the Seventh Amendment, the Lenders agreed to, among other things, increase the amount available under the facility from $67.5 million to $72.5 million and funded an additional $5.0 million on March 6, 2024.

Interest on the 2019 Loan Agreement prior to the Fifth Amendment was payable at an annual rate the greater of (i) one-month LIBOR or (ii) 1.78%, plus 7.65% per annum. Interest on the 2019 Loan Agreement following the Fifth Amendment is payable at an annual rate equal to 5.15% plus the greater of (i) 4.60% or (ii) one-month SOFR, which will reset monthly. As of June 30, 2024 and December 31, 2023, the interest rate on the 2019 Loan Agreement was approximately 10.48% and 10.50%, respectively. The 2019 Loan Agreement provides for interest only payments until April 30, 2025, which may be extended an additional 12 months if the Company meets certain financial targets by April 20, 2025, followed by monthly payments of principal and interest through the loan maturity date of April 30, 2028. The Company met such financial targets during the year ended December 31, 2023, and provided there are no events of default as defined by the Loan Agreement on or prior to April 20, 2025, the Company anticipates being able to extend the interest only period for an additional 12 months.

The Company is in compliance with the Revenue Covenant, and expects to comply with the remainder of the Revenue Covenant through one year after these Interim Financial Statements are issued.

Exit Fee Agreements

2018 Exit Fee Agreement

Pursuant to the existing 2018 Exit Fee Agreement, the Company is obligated to pay an exit fee of up to $2.0 million upon the occurrence of an exit event, which generally means a “change in control” (as defined in the 2018 Exit Fee Agreement) and will survive the termination of the 2019 Loan Agreement and accompanying amendments with a term of 10 years. To the extent that the Company has not already paid the $2.0 million exit fee, the Company is also obligated to pay a fee of $1.0 million on achieving each of the following milestones:

●

First, if the Company achieves revenues of $80.0 million or more from the sale of its ILUVIEN product in the ordinary course of business to third-party customers, measured on a trailing 12-month basis during the term of the agreement, tested at the end of each month; and

●	Second, if the Company achieves revenues of $100.0 million or more from the sale of its ILUVIEN product in the ordinary course of business to third party customers, measured in the same manner.

2019 Exit Fee Agreement

Pursuant to the existing 2019 Exit Fee Agreement, the Company is obligated to pay an exit fee of up to a $0.7 million upon the occurrence of an exit event, which generally means a “change in control” (as defined in the 2019 Exit Fee Agreement) and will survive the termination of the 2019 Loan Agreement and accompanying amendments with a term of 10 years. To the extent that the Company has not already paid the $0.7 million exit fee, the Company is obligated to pay a fee of $0.3 million on achieving each of the following milestones:

●

First, if the Company achieves revenues of $75.0 million or more from the sale of its ILUVIEN product in the ordinary course of business to third-party customers, measured on a trailing 12-month basis during the term of the agreement, tested at the end of each month; and

●	Second, if the Company achieves revenues of $95.0 million or more from the sale of its ILUVIEN product in the ordinary course of business to third party customers, measured in the same manner.

2023 Exit Fee Agreement

Pursuant to the existing 2023 Exit Fee Agreement, the Company is obligated to pay 1.5% of the aggregate principal amount funded under the 2019 Loan Agreement and accompanying amendments (principal amount currently is $72.5 million) as an exit fee upon the occurrence of an exit event, which generally means a change in control, and will survive the termination of the 2019 Loan Agreement and accompanying amendments and has a term of 10 years. To the extent that the Company has not already paid the 1.5% (currently $1.1 million) of the aggregate principal amount funded under the 2019 Loan Agreement and accompanying amendments, the Company is obligated to pay a fee of 1.5% of the aggregate principal amount funded under the 2019 Loan Agreement and accompanying amendments upon achieving the following milestone:

●

If the Company achieves revenues of $82.5 million or more from the sale of its ILUVIEN product in the ordinary course of business to third-party customers, measured on a trailing 12-month basis during the term of the agreement, tested at the end of each month.

On May 17, 2023, the Company amended the revenue criteria for all three exit fee agreements to include the sales of YUTIQ in the ordinary course of business to third-party customers. The exit fees payable pursuant to the Company’s existing exit fee agreements will not exceed $3.8 million in total.

During the fourth quarter of 2023, the Company met one revenue milestone under the 2018 Exit Fee Agreement and one revenue milestone under the 2019 Exit Fee Agreement. Accordingly, the Company recognized $1.3 million of interest expense during the fourth quarter of 2023. During the first quarter of 2024, the Company met the revenue milestone under the 2023 Exit Fee Agreement and recognized $1.1 million of interest expense. During the second quarter of 2024, the Company met one revenue milestone under the 2019 Exit Fee Agreement and recognized $0.3 million of interest expense. As of June 30, 2024, there was $0.3 million in exit fees included in accounts payable. As of June 30, 2024, one revenue milestone relating to the 2018 Exit Fee Agreement, totaling $1.0 million, remained untriggered.

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

Fair Value of Debt

The weighted average interest rates of the Company’s notes payable approximate the rate at which the Company could obtain alternative financing. Therefore, the carrying amount of the notes approximated their fair value at June 30, 2024 and December 31, 2023.

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

The following common stock equivalents were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2024 and 2023, respectively, because their inclusion would have had anti-dilutive effect:

	June 30,
	2024	2023
Series B convertible preferred stock	—	45,272,874
Common stock warrants	1,600,000	1,600,000
Stock options	3,275,893	1,217,045
Restricted stock units (“RSUs”)	869,638	—
Performance stock units (“PSUs”)	900,000	—
Total	6,645,531	48,089,919

11. STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

In October 2012, the Company closed its preferred stock financing in which it sold units consisting of 1,000,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and warrants (which expired on October 1, 2017) to purchase 300,000 shares of Series A Preferred Stock for gross proceeds of $40.0 million prior to the payment of approximately $0.6 million of related issuance costs. In 2014, 400,000 shares of Series A Preferred Stock were converted into common stock. In 2023, the Company repurchased the remaining 600,000 shares of Series A Preferred Stock. Following such repurchase, the Company filed a certificate of elimination of the Series A Preferred Stock with the Secretary of State of the State of Delaware. The authorized shares of Series A Preferred Stock were returned to the status of authorized but unissued shares of preferred stock of the Company, without designation as to series.

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

In August 2024, the Pre-Funded Warrants were exercised by the holder on a cashless basis, resulting in the issuance of 1,996,402 shares of common stock, and no Pre-Funded Warrants remaining outstanding.

Common and Preferred Stock

The Company’s authorized capital stock consists of (a) 150,000,000 shares of common stock, par value $0.01 per share; and (b) 10,000,000 shares of preferred stock, par value $0.01 per share. At June 30, 2024 and December 31, 2023, there were 52,387,763 and 52,354,450 shares of common stock issued and outstanding, respectively. At June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.

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

An aggregate 440,814 and 142,511 shares of the Company’s common stock were available for issuance of new awards granted under the Company’s equity incentive plans as of June 30, 2024 and December 31, 2023, respectively.

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

During the three months ended June 30, 2024 and 2023, the Company recorded compensation expense related to stock options of approximately $0.5 million and $0.1 million, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded compensation expense related to stock options of approximately $1.0 million and $0.3 million, respectively. As of June 30, 2024, the total unrecognized compensation cost related to non-vested stock options granted was $4.5 million and is expected to be recognized over a weighted average period of 3.16 years.

The following table presents a summary of stock option activity for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024		2023
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price ($)	Options	Price ($)
Options outstanding at beginning of period	3,239,384	7.38	1,216,953	18.03
Grants	64,000	3.00	17,321	2.55
Forfeitures and expirations	(27,491)	12.80	(17,229)	45.18
Exercises	—	—	—	—
Options outstanding at period end	3,275,893	7.25	1,217,045	17.43
Options exercisable at period end	1,245,003	13.51	893,401	22.07
Weighted average per share fair value of options granted during the period	$2.19		$1.77

The following table presents a summary of stock option activity for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024		2023
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price ($)	Options	Price ($)
Options outstanding at beginning of period	3,194,574	7.42	1,175,339	19.03
Grants	163,500	3.72	117,723	2.70
Forfeitures and expirations	(69,056)	7.55	(76,017)	19.41
Exercises	(13,125)	2.82	—	—
Options outstanding at period end	3,275,893	7.25	1,217,045	17.43
Options exercisable at period end	1,245,003	13.51	893,401	22.07
Weighted average per share fair value of options granted during the period	$2.60		$1.86

The following table provides additional information related to outstanding stock options as of June 30, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term (in years)	Value ($)
				(In thousands)
Outstanding	3,275,893	7.25	7.25	5,600
Exercisable	1,245,003	13.51	5.88	1,206
Outstanding, vested and expected to vest	2,826,910	7.86	7.76	4,617

The following table provides additional information related to outstanding stock options as of December 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term (in years)	Value ($)
				(In thousands)
Outstanding	3,194,574	7.42	8.35	2,460
Exercisable	993,037	16.34	5.40	258
Outstanding, vested and expected to vest	2,887,226	7.84	8.20	2,164

Shares outstanding, vested and expected to vest in the table above do not reflect any accelerated vesting of unvested stock options that may result from the ANI Merger Agreement.

As of June 30, 2024, 110,179 shares remain available for grant under the 2023 Plan. As of June 30, 2024, 311,500 shares remain available for grant under the 2024 Equity Inducement Plan.

Restricted Stock and Restricted Stock Units

The following table presents a summary of restricted stock and RSUs activity for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value ($)	Shares	Fair Value ($)
Restricted stock and RSUs outstanding at beginning of period	1,281,120	2.66	685,176	1.67
Grants	—	—	—	—
Vested restricted stock and RSUs	—	—	—	—
Forfeitures	(750)	1.35	(3,000)	1.35
Restricted stock and RSUs outstanding at period end	1,280,370	2.67	682,176	1.67

The following table presents a summary of restricted stock and RSUs activity for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value ($)	Shares	Fair Value ($)
Restricted stock and RSUs outstanding at beginning of period	1,217,076	2.35	73,594	4.98
Grants	223,300	3.77	632,050	1.39
Vested restricted stock and RSUs	(159,256)	1.82	(20,468)	4.98
Forfeitures	(750)	1.35	(3,000)	1.35
Restricted stock and RSUs outstanding at period end	1,280,370	2.67	682,176	1.67

Employee stock-based compensation expense related to restricted stock and RSUs recognized in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”) was $0.3 million and approximately $0.1 million for the three months ended June 30, 2024 and 2023. Employee stock-based compensation expense related to restricted stock and RSUs recognized in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”) was $0.6 million and $0.1 million for the six months ended June 30, 2024 and 2023.

As of June 30, 2024, the total unrecognized compensation cost related to restricted stock and RSUs was $3.0 million and is expected to be recognized over a weighted average period of 3.16 years.

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

The following table summarizes the PSUs activity for three months ended June 30, 2024 and 2023:

Three Months Ended
June 30,
	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value ($)	Shares	Fair Value ($)
PSUs outstanding at beginning of period	900,000	3.23	—	—
Grants	—	—	—	—
Vested	—	—	—	—
Forfeitures	—	—	—	—
Restricted stock and RSUs outstanding at period end	900,000	3.23	—	—

The following table summarizes the PSUs activity for six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value ($)	Shares	Fair Value ($)
PSUs outstanding at beginning of period	625,000	2.99	—	—
Grants	275,000	3.77	—	—
Vested	—	—	—	—
Forfeitures	—	—	—	—
Restricted stock and RSUs outstanding at period end	900,000	3.23	—	—

The Company recognized $0.9 million in compensation costs related to the PSUs during the three and six months ended June 30, 2024, as performance conditions were expected and probable to be achieved as of June 30, 2024. The Company recognized no compensation costs related to the PSUs during the three and six months ended June 30, 2023. As of June 30, 2024, there was approximately $2.0 million of total unrecognized compensation cost related to outstanding PSUs that could be recognized over a weighted average period of 2.64 years if the PSUs vest.

In July 2024, 299,999 PSUs vested in accordance with the performance conditions outlined in the PSU agreements. Per the PSU agreements, the vested PSUs will be settled in the form of common stock as soon as practicable on or following the end of each measurement year within the performance period.

Employee Stock Purchase Plan

During the three months ended June 30, 2024 and 2023, the Company recorded compensation expense related to its employee stock purchase plan of less than $0.1 million for each period. For both the six months ended June 30, 2024 and 2023, the Company recorded compensation expense related to its employee stock purchase plan of less than $0.1 million for each period.

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

For the three and six months ended June 30, 2024, the Company has recorded a tax benefit for both periods of less than $0.1 million. The effective tax rate for the period differs from the statutory tax rate for the period primarily due to the effects of valuation allowances on net operating losses and on other deferred tax assets.

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

During the three months ended June 30, 2024 and 2023, two customers within the U.S. segment that are large pharmaceutical distributors accounted for 65% and 68% of the Company’s consolidated product revenues, respectively. During the six months ended June 30, 2024 and 2023, two customers within the U.S. segment that are large pharmaceutical distributors accounted for 64% and 63% of the Company’s consolidated product revenues, respectively. These same two customers within the U.S. segment accounted for approximately 70% of the Company’s consolidated accounts receivable at  June 30, 2024 and at December 31, 2023. Internationally, our distributors produced approximately 64% and 41% of our international product revenues during the three months ended June 30, 2024 and 2023, respectively. Internationally, our distributors produced approximately 58% and 44% of our international product revenues during the six months ended June 30, 2024 and 2023, respectively.

The following table presents a summary of the Company’s reporting segments for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30, 2024
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
Net revenue	$17,558	$9,442	$—	$—	$27,000
Cost of goods sold, excluding depreciation and amortization	(1,925)	(1,906)			(3,831)
Gross profit	15,633	7,536	—	—	23,169
Operating expenses:
Research, development and medical affairs expenses	1,347	737	2,137	42	4,263
General and administrative expenses	341	625	5,263	1,150	7,379
Sales and marketing expenses	5,942	1,828	474	267	8,511
Depreciation and amortization	—	—	—	3,093	3,093
Total operating expenses	7,630	3,190	7,874	4,552	23,246
Segment income (loss) from operations	8,003	4,346	(7,874)	(4,552)	(77)
Other income and expenses, net	—	—	—	(3,277)	(3,277)
Net loss before taxes					$(3,354)

	Three Months Ended
	June 30, 2023
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)
Net revenue	$11,876	$5,662	$—	$—	$17,538
Cost of goods sold, excluding depreciation and amortization	(1,290)	(1,135)	—	—	(2,425)
Gross profit	10,586	4,527	—	—	15,113
Operating expenses:
Research, development and medical affairs expenses	1,748	842	1,033	25	3,648
General and administrative expenses	1,101	510	2,619	143	4,373
Sales and marketing expenses	4,781	1,379	225	49	6,434
Depreciation and amortization	—	—	—	1,866	1,866
Total operating expenses	7,630	2,731	3,877	2,083	16,321
Segment income (loss) from operations	2,956	1,796	(3,877)	(2,083)	(1,208)
Other income and expenses, net	—	—	—	(8,796)	(8,796)
Net loss before taxes					$(10,004)

The following table presents a summary of the Company’s reporting segments for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30, 2024
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)

Net revenue	$32,110	$17,901	$—	$—	$50,011
Cost of goods sold, excluding depreciation and amortization	(3,349)	(3,835)	—	—	(7,184)
Gross profit	28,761	14,066	—	—	42,827
Operating expenses:
Research, development and medical affairs expenses	2,647	1,421	4,462	94	8,624
General and administrative expenses	909	1,186	8,920	1,796	12,811
Sales and marketing expenses	12,895	3,377	908	413	17,593
Depreciation and amortization	—	—	—	6,178	6,178
Total operating expenses	16,451	5,984	14,290	8,481	45,206
Segment income (loss) from operations	12,310	8,082	(14,290)	(8,481)	(2,379)
Other income and expenses, net	—	—	—	(7,258)	(7,258)
Net loss before taxes					$(9,637)

	Six Months Ended
	June 30, 2023
	U.S.	International	Operating Cost	Other	Consolidated
	(In thousands)

Net revenue	$19,456	$11,628	$—	$—	$31,084
Cost of goods sold, excluding depreciation and amortization	(2,195)	(2,258)	—	—	(4,453)
Gross profit	17,261	9,370	—	—	26,631
Operating expenses:
Research, development and medical affairs expenses	2,910	1,589	3,266	47	7,812
General and administrative expenses	2,205	1,227	4,814	298	8,544
Sales and marketing expenses	9,056	2,794	291	97	12,238
Depreciation and amortization	—	—	—	2,547	2,547
Total operating expenses	14,171	5,610	8,371	2,989	31,141
Segment income (loss) from operations	3,090	3,760	(8,371)	(2,989)	(4,510)
Other income and expenses, net	—	—	—	(10,462)	(10,462)
Net loss before taxes					$(14,972)

15. FAIR VALUE

The Company applies FASB ASC 820, Fair Value Measurements (“ASC 820”), in determining the fair value of certain assets and liabilities. ASC 820 defines fair value and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

●	Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

●	Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

●	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

There have been no changes to the valuation methods during the three months ended June 30, 2024 or 2023.

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

The following fair value table presents information about certain of the Company’s assets measured at fair value on a recurring basis:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Warrant asset (1)	$—	$7	$—	$7
Assets measured at fair value	$—	$7	$—	$7

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Warrant asset (1)	$—	$52	$—	$52
Assets measured at fair value	$—	$52	$—	$52

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

16. SUBSEQUENT EVENTS

On July 17, 2024, the Company entered into a Manufacturing Services Agreement (the “New Siegfried Agreement”) with Alliance Medical Products, Inc. d.b.a. Siegfried Irvine (“Siegfried”) that supersedes and replaces the First Amended and Restated Commercial Contract Manufacturing Agreement, dated as of February 5, 2016, between the Company and Siegfried. Pursuant to the terms of the New Siegfried Agreement, Siegfried will be responsible for manufacturing and supplying to Alimera agreed-upon quantities of ILUVIEN at certain cost-plus amounts, subject to adjustments set forth in the New Siegfried Agreement. Siegfried has agreed that during the term of the New Siegfried Agreement, it will not manufacture for any other customer any product competitive with ILUVIEN (meaning any other drug-eluting eye implant for the treatment of diabetic macular edema or uveitis). The term of the New Siegfried Agreement is for a period of five (5) years and shall thereafter automatically renew for successive two (2) year terms unless either party provides notice of non-renewal to the other party within a specified period of time prior to the beginning of the next automatic renewal term.

The New Siegfried Agreement contains customary representations and warranties. The assertions embodied in the representations and warrants were made solely for purposes of the transaction contemplated therein and may be subject to important qualifications and limitations. Moreover, the representations and warranties may be subject to a contractual standard of materiality that may be different from what may be viewed as material to stockholders or may have been used for purposes of allocating risk between the Company and Siegfried rather than establishing matters as facts. For the foregoing reasons, no person should rely on such representations and warranties as statements of factual information at the time they were made or otherwise.

In July 2024, 299,999 PSUs vested in accordance with the performance conditions outlined in the PSU agreements. Per the PSU agreement, the vested PSUs will be settled in the form of common stock as soon as practicable on or following the end of each measurement year within the performance period.

In August 2024, the Pre-Funded Warrants were exercised by the holder on a cashless basis, resulting in the issuance of 1,996,402 shares of common stock, and no Pre-Funded Warrants remaining outstanding.

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

Agreement and Plan of Merger with ANI Pharmaceuticals, Inc. and ANIP Merger Sub INC.

On June 21, 2024, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ANI Pharmaceuticals, Inc., a Delaware corporation (“ANI”), and ANIP Merger Sub INC., a Delaware corporation and a wholly owned indirect subsidiary of ANI (“Merger Subsidiary”), providing for the merger of Merger Subsidiary with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned indirect subsidiary of ANI (the “Surviving Corporation”). At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company (the “Company Common Stock”) outstanding immediately prior to the Effective Time (including each Company RSA (as defined below) but excluding any treasury shares or shares owned by ANI, Merger Subsidiary or any other subsidiary of ANI or the Company), shall be canceled and cease to exist and shall be converted into the right to receive (i) $5.50 in cash, without interest (such amount, as may be adjusted in accordance with the Merger Agreement, the “Closing Cash Consideration”) and (ii) one contingent value right (a “CVR”), which shall represent the right to receive the Milestone Payments (as defined below) subject to the terms and conditions set forth in the CVR Agreement (as defined below) (the consideration contemplated by (i) and (ii), together, the “Merger Consideration”).

Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval by the holders of a majority of the voting power of the outstanding shares of Company Common Stock entitled to vote on the Merger. Consummation of the Merger by ANI and Merger Subsidiary is further subject to satisfaction of customary closing conditions on the part of the Company, including, without limitation, the Company having performed, or complied with, in all material respects its agreements, covenants and other obligations required to be performed or complied with by the Merger Agreement at or prior to the Closing Date, the representations and warranties of the Company being true and correct (subject in certain instances to materiality qualifiers as specified within the respective agreement), and no continuing Company Material Adverse Effect.

Consummation of the Merger by the Company is further subject to satisfaction of customary closing conditions on the part of ANI and the Merger Subsidiary, including, without limitation, ANI  and Merger Subsidiary having performed, or complied with, in all material respects all of their respective agreements, covenants and obligations required to be performed or complied with by each of them under the Merger Agreement at or prior to the Closing Date, the representations and warranties of ANI and Merger Subsidiary being true and correct (subject in certain instances to materiality qualifiers as specified within the respective agreement), and the CVR Agreement being in full force and effect.

The Merger Agreement includes covenants requiring the Company not to (i) initiate, solicit or knowingly encourage or facilitate any inquiries or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, any Acquisition Proposal, (ii) engage in, continue or otherwise participate in any discussions or negotiations regarding, or provide any non-public information or data to any person, in each case relating to, any Acquisition Proposal or any proposal or offer that would reasonably be expected to lead to an Acquisition Proposal, (iii) amend or grant any waiver or release under any standstill or similar agreement with respect to any class of equity securities of the Company or any of the Company Subsidiaries (as defined in the Merger Agreement) (subject to the Company Board’s (as defined in the Merger Agreement) ability to exercise its fiduciary duties), (iv) approve any transaction under, or any third party becoming an “interested stockholder” under, Section 203 of the Delaware General Corporation Law, (v) otherwise knowingly facilitate any effort or attempt by any third party (or its potential sources of financing) to make any proposal or offer that constitutes an Acquisition Proposal, (vi) approve, endorse, recommend or execute or enter into any letter of intent, agreement in principle, term sheet, memorandum of understanding, merger agreement, acquisition agreement or other similar contract relating to an Acquisition Proposal or (vii) approve, authorize, agree or publicly announce any intention to do any of the foregoing, with customary exceptions for superior proposals. The Merger Agreement also includes covenants customary for a transaction of this nature regarding the operation of the business of the Company and its subsidiaries between signing of the Merger Agreement and the Effective Time.

The Merger Agreement requires the Company, as promptly as reasonably practicable, and in any event within 25 business days following the date of the Merger Agreement, to prepare and file with the U.S. Securities and Exchange Commission (the “SEC”) a proxy statement for the purpose of seeking stockholder approval to the Merger Agreement. To satisfy this requirement, the Company completed a PREM14A filing with the SEC on July 24, 2024.

The Merger Agreement contains certain termination rights for the Company and ANI. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay ANI a termination fee of approximately $10.4 million. Among other termination rights, and subject to certain limitations, (i) either the Company or ANI may terminate the Merger Agreement if the Merger is not consummated by December 21, 2024 and (ii) the Company and ANI may mutually agree to terminate the Merger Agreement.

At the Effective Time, outstanding awards of restricted stock with respect to shares of Company Common Stock (each, a “Company RSA”), whether vested or unvested as of immediately prior to the Effective Time, for which the holder thereof made a timely and valid election (an “83(b) Election”) under Section 83(b) of the Internal Revenue Code of 1986, as amended, shall be canceled and cease to exist, and shall be converted into the right to receive the Merger Consideration. At the Effective Time, each Company RSA for which the holder thereof did not make a timely and valid 83(b) Election shall be canceled and converted into the right to receive (i) an amount in cash (without interest and subject to deduction for any required withholding as contemplated by the Merger Agreement) equal to: (A) the total number of shares of such Company RSAs multiplied by (B) the Closing Cash Consideration, without any interest thereon, and (ii) CVRs in an amount equal to the total number of shares of such Company RSAs.

At the Effective Time, each stock option granted by the Company to purchase Company Common Stock (each, a “Company Option”) that is outstanding and unvested immediately prior to the Effective Time will vest in full, and (i) each Company Option that is then outstanding and unexercised and which has a per share exercise price that is less than the Closing Cash Consideration shall be canceled and converted into the right to receive the sum of an amount in cash (without interest and subject to deduction for any required withholding as contemplated in the Merger Agreement) equal to: (a) the excess, if any, of the Closing Cash Consideration over the exercise price per share of such Company Option; multiplied by the number of shares of Company Common Stock underlying such Company Option and (b) one (1) CVR, (ii) each Company Option that is then outstanding and unexercised, and which has a per share exercise price that equals or exceeds the Closing Cash Consideration, but is less than the Maximum Total Consideration (as defined in the Merger Agreement) (each, an “Eligible Option”) shall be canceled and converted into the right to receive a cash payment equal to (a) the excess, if any, of (A) the Total Consideration (as defined in the Merger Agreement) over (B) the per share exercise price of such Eligible Option, multiplied by (b) the total number of shares of Company Common Stock subject to such Eligible Option immediately prior to the Effective Time, and (iii) each Company Option that is then outstanding and unexercised and that has a per share exercise price that is equal or greater than the Maximum Total Consideration shall be canceled with no consideration payable in respect thereof.

At the Effective Time, each Company performance stock unit (“Company PSU”) that is then outstanding shall automatically be canceled and converted into the right to receive (i) from the Surviving Corporation an amount of cash equal to the product of (A) the total number of shares of Company Common Stock then underlying such Company PSUs pursuant to the applicable Company PSU grant terms, with, for the avoidance of doubt, all performance metrics deemed achieved at 100%, multiplied by (B) the Closing Cash Consideration, without any interest thereon and (ii) CVRs in an amount equal to the total number of shares of Company Common Stock then underlying such Company PSUs pursuant to the applicable Company PSU grant terms, with, for the avoidance of doubt, all performance metrics deemed achieved at 100%.

At the Effective Time, each Company restricted stock unit (“Company RSU”) that is then outstanding shall automatically be canceled and converted into the right to receive (i) from the Surviving Corporation an amount of cash equal to the product of (A) the number of shares of Company Common Stock then underlying such Company RSU multiplied by (B) the Closing Cash Consideration, without any interest thereon and (ii) CVRs in an amount equal to the total number of shares of Company Common Stock then underlying such Company RSUs.

At the Effective Time, each Company warrant (“Company Warrant”) that is outstanding as of immediately prior to the Effective Time shall, upon the Effective Time, convert into the right to receive, upon exercise of such Company Warrant, the same Merger Consideration as such holder would have been entitled to receive following the Effective Time if such holder had been, immediately prior to the Effective Time, the holder of the number of shares of Company Common Stock then issuable upon exercise in full of such Company Warrant without regard to any limitations on exercise contained therein.

Voting Agreement

In connection with the execution of the Merger Agreement, ANI and the Company entered into a voting agreement (the “Voting Agreement”) with Caligan Partners LP, Caligan Partners Master Fund LP and Caligan Partners CV VI LP (collectively, “Caligan”). Pursuant to the Voting Agreement, Caligan has agreed, among other things, to (i) vote or cause to be voted all of its shares of Company Common Stock in favor of the Merger and the transactions contemplated by the Merger Agreement and (ii) prior to the Expiration Time (as defined in the Voting Agreement) and subject to limited exceptions, not to sell or otherwise transfer any of its shares of Company Common Stock other than with the consent of ANI and the Company. The shares of Company Common Stock owned by Caligan represented approximately 32.1% of the outstanding shares of Company Common Stock as of July 31, 2024.

Contingent Value Rights Agreement

At or immediately prior to the Effective Time, ANI will enter into a contingent value rights agreement (the “CVR Agreement”) with a rights agent (the “Rights Agent”), pursuant to which each holder of Company Common Stock, as well as holders of Company Warrants, Company Options, Company PSUs, Company RSAs and Company RSUs, may become entitled to contingent cash payments per CVR (each, a “Milestone Payment”), such payments being contingent upon, and subject to, the achievement of: (i) $140.0 million in net revenue (the “2026 Milestone”) on third party sales of ILUVIEN and YUTIQ for ANI’s 2026 fiscal year (the “2026 Net Revenue”) and/or (ii) $160.0 million in net revenue (the “2027 Milestone” and together with the 2026 Milestone, the “Milestones”) on third party sales of ILUVIEN and YUTIQ for ANI’s 2027 fiscal year (the “2027 Net Revenue”).

When issued, each CVR will entitle the holder (the “Holder”) to receive a Milestone Payment upon satisfaction of the applicable Milestones. The Milestone Payment for each CVR will equal the product (rounded to the nearest 1/100 of $0.01) of (i) $0.25 multiplied by a fraction (not exceeding one), the numerator of which is the amount, if any, by which the 2026 Net Revenue exceeds $140.0 million and the denominator of which is $10.0 million (subject to adjustment for the exercise price of Eligible Options) and/or (ii) $0.25 multiplied by a fraction (not exceeding one), the numerator of which is the amount, if any, by which the 2027 Net Revenue exceeds $160.0 million and the denominator of which is $15.0 million (subject to adjustment for the exercise price of Eligible Options).

If a Milestone is attained, the distributions in respect of the CVRs will be made on or prior to the date that is fifteen (15) business days following the filing by ANI of its audited financial statements with the SEC on Form 10-K in respect of the applicable year in which such Milestone has been achieved, and will be subject to a number of deductions, exceptions and limitations, including but not limited to certain taxes.

Under the CVR Agreement, the Rights Agent will have, and Holders of at least 35% of the CVRs then-outstanding have, certain rights to audit and enforcement on behalf of all Holders of the CVRs. ANI will undertake under the terms of the CVR Agreement to use diligent efforts to achieve the Milestones, as such efforts are further described in the CVR Agreement.

Costs incurred associated with the Merger Agreement totaled $2.2 million for both the three and six months ended June 30, 2024 and are included in general and administrative expenses in our condensed consolidated statement of operations.

ILUVIEN and YUTIQ

At Alimera, we internally developed and commercialized ILUVIEN (fluocinolone acetonide intravitreal implant) 0.19 mg, in the United States (“U.S.”) and internationally for the treatment of diabetic macular edema (“DME”), and certain international markets for chronic non-infectious uveitis affecting the posterior segment of the eye (“NIU-PS”), both are leading causes of severe vision loss and blindness. DME is a disease of the retina that affects individuals with Type 1 or Type 2 diabetes. ILUVIEN is sold to treat DME only in the U.S. In certain European and Middle Eastern countries, ILUVIEN is approved and commercialized to treat DME and to prevent relapse in recurrent NIU-PS, an inflammatory disease of the uveal tract, which is comprised of the iris, ciliary body and choroid. We also have rights to commercialize ILUVIEN for NIU-PS in Africa and parts of Asia. In May 2023, we acquired exclusive commercialization rights to YUTIQ (fluocinolone acetonide intravitreal implant) 0.18 mg, from EyePoint Pharmaceuticals, Inc. (“EyePoint Parent”) for the treatment of chronic NIU-PS. Alimera sells YUTIQ to treat chronic NIU-PS only in the U.S.

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

NIU-PS is by definition an inflammatory disease and is almost always managed with some form of local or systemic steroid. In controlled studies, treatment of recurrent NIU-PS with a local, low-dose, long-acting steroid (such as YUTIQ) extended time between recurrence of symptoms, led to improved visual acuity, and fewer adjuvant therapies compared to sham-treated eyes. Though the etiologies differ between DME and NIU-PS, the resulting edema originating from excessive inflammatory factors is similar and responds well to corticosteroid therapy.

Corticosteroids, including FAc, have demonstrated a range of pharmacological actions, including inhibition of inflammation and neurodegeneration, as well as promoting cellular processes that protect the integrity of the blood-retinal barrier. These pharmacological actions have the potential to treat various ocular conditions, including DME and NIU-PS. FAc is highly lipophilic and therefore effectively penetrates retinal tissue and allows FAc to achieve a therapeutic effect at a low dose. Despite providing clinically significant anatomic and visual benefits, steroids are often relegated to second line therapy (particularly in DME) due to drug-class specific side effects of potential increases in intraocular pressure (“IOP”) and accelerated cataract development. To mitigate these side effects, ILUVIEN and YUTIQ are designed to deliver significantly lower daily exposure than any other available corticosteroid dosage form while maintaining a therapeutic effect. Further, adherence to the U.S. label requiring a steroid challenge prior to utilizing ILUVIEN has been shown to reduce the risk of uncontrolled IOP responses. Additionally, as demonstrated with real-world evidence, the side effects of ILUVIEN and YUTIQ are consistent with and predictable following the use of shorter duration or acute corticosteroid therapies, increasing the physician’s ability to manage those side effects.

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

All patients with diabetes are at risk of developing some form of diabetic retinopathy, an ophthalmic complication of diabetes with symptoms including the swelling and leakage of blood vessels within the retina or the abnormal growth of new blood vessels on the surface of the retina. According to the CDC Vision Health Initiative, diabetic retinopathy causes approximately 12,000 to 24,000 new cases of blindness in the U.S. each year; making diabetes the leading cause of new cases of blindness in adults aged 20 to 70. Diabetic retinopathy can be divided into either non-proliferative or proliferative retinopathy. Non-proliferative retinopathy develops first and causes increased capillary permeability, micro aneurysms, hemorrhages, exudates (when fluid leaks out of blood vessels into nearby vessels), macular ischemia (lack of adequate blood supply) and macular edema (thickening of the retina caused by fluid leakage from capillaries). Proliferative retinopathy is an advanced stage of diabetic retinopathy that, in addition to characteristics of non-proliferative retinopathy, results in the growth of new blood vessels. These new blood vessels are abnormal and fragile, growing along the retina and along the surface of the clear vitreous gel that fills the inside of the eye. By themselves, these blood vessels do not cause symptoms or vision loss. However, these blood vessels have thin, fragile walls that are prone to leakage and hemorrhage.

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

There are two forms of uveitis:

●	infectious uveitis (bacterial, viral, fungal or parasitic), which is treated with an appropriate antimicrobial drug as well as corticosteroids and cycloplegics; and

●	non-infectious uveitis (“NIU”), where corticosteroids are used to reduce inflammation and prevent adhesions in the eye.

Chronic NIU-PS of the eye is an inflammatory disease that afflicts people of all ages, producing swelling and destroying eye tissues, which can lead to severe vision loss and blindness. This disease affects between 60,000 to 100,000 people each year in the U.S. and causes approximately 30,000 new cases of blindness every year. The standard of care treatment for this disease typically involves the use of short-acting corticosteroids to reduce uveitis flares followed by additional treatments of sustained release, lower dose steroids to minimize the risk of further flares.

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

In July 2020, we announced the initiation of our NEW DAY clinical trial, a multicenter, single masked, randomized and controlled trial designed to generate prospective data evaluating ILUVIEN as a baseline therapy in the treatment of DME and demonstrate its advantages over using the current standard of care of repeat anti-VEGF injections. The NEW DAY Study was fully enrolled with 300 treatment-naïve, or almost naïve, DME patients in approximately 42 sites around the U.S. The planned treatment period in the study is 18 months. Once the treatment period is concluded, patients will be given the option to participate in an open label extension study for up to 42 months. We expect to share the study data in 2025.

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

ILUVIEN for Other Diseases of the Eye

ILUVIEN is currently being studied in a DRCR Retina Network study entitled “A Randomized Clinical Trial Evaluating Intravitreal Faricimab (6.0 mg) Injections or Fluocinolone Acetonide (0.19 mg) Intravitreal Implants vs Observation for Prevention of Visual Acuity Loss due to Radiation Retinopathy.” The study is planned to include 600 participants with primary choroidal melanoma receiving treatment with plaque brachytherapy, and in March 2024 the first patient was randomized. The study will assess development of macular edema and associated long-term visual acuity effects of consistent and continuous release of corticosteroid or repeated injections of anti-VEGF initiated near the time of radiation therapy compared to observation until macular edema develops in patients at risk for radiation retinopathy. Radiation retinopathy (“RR”) is a common complication after Iodine-125 plaque brachytherapy for choroidal melanoma. Although the initial radiation insult is immediate, clinical onset of RR is not seen until many months later and RR frequently progresses over time to profound vision loss. When utilized as baseline therapy, we believe ILUVIEN’s CONTINUOUS MICRODOSING delivery may prevent, delay or reduce the occurrence of the complication of radiation retinopathy and consequent vision loss when used in patients treated with plaque brachytherapy.

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

Where We Sell ILUVIEN Through Distributors

We have entered into various agreements under which distributors are providing or will provide regulatory, reimbursement or sales and marketing support for ILUVIEN in Austria, Belgium, the Czech Republic, Denmark, Finland, France, Italy, Luxembourg, the Netherlands, Norway, Spain, Sweden, Switzerland, Australia, New Zealand, China and several countries in the Western Pacific and several countries in the Middle East. As of June 30, 2024 and December 31, 2023, we have recognized net product revenue from our international distributors in the Middle East, China, Austria, Belgium, the Czech Republic, France, Italy, Luxembourg, Spain, the Netherlands and certain Nordic countries.

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

Our revenues for the three months ended June 30, 2024 and 2023 were generated from product sales primarily in the U.S., Germany, Spain, Portugal, France and the U.K. In the U.S., two large pharmaceutical distributors accounted for 65% and 68% of our consolidated product revenues for the three months ended June 30, 2024 and 2023, respectively. These U.S.-based distributors purchase ILUVIEN and YUTIQ from us, maintain inventories of ILUVIEN and YUTIQ and sell on to physician offices, pharmacies and hospitals. Internationally, in countries where we sell direct, our customers are hospitals, clinics and pharmacies. We sometimes refer to physician offices, pharmacies, hospitals and clinics as end users. Internationally, in countries where we sell to distributors, these distributors purchase ILUVIEN from us and maintain inventories of ILUVIEN that they sell to their customers.

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

For more information about the Ocumension transaction, see Note 8 in the Interim Financial Statements.

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

The New Collaboration Agreement converted our previous profit share obligation to a royalty payable on global net revenues of ILUVIEN of 6% for net revenues and other related consideration up to $75.0 million annually and 8% for net revenues and other related consideration in excess of $75.0 million on an annual basis. The New Collaboration Agreement included a right to offset $15.0 million of future royalty payments (the “Future Offset”), which reduces royalties that would otherwise be owed to EyePoint from 6% to 5.2% for net revenues and other related consideration up to $75.0 million annually and from 8% to 6.8% for net revenues and other related consideration in excess of $75.0 million on an annual basis until the future offset is recovered. As of June 30, 2024, the remaining value of the Future Offset is $6.4 million. For further discussion on royalties, see the “SWK Agreements” section below.

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

For more information about our agreements with EyePoint Parent and EyePoint, including how we calculate the royalty percentages we are required to pay, see Note 8 in the Interim Financial Statements.

SWK Agreements

On December 17, 2020, EyePoint entered into a royalty purchase agreement (the “SWK Agreement”) with SWK Funding, LLC (“SWK”). Pursuant to the SWK Agreement, EyePoint sold its interest in royalties that we are obligated to pay EyePoint under the New Collaboration Agreement. We are not a party to the SWK Agreement.

On June 19, 2024, we entered into a letter agreement (the “Letter Agreement”) with SWK updating certain terms of our existing New Collaboration Agreement and associated royalty payments. The Letter Agreement modifies the royalty payment that we are obligated to pay SWK to 3.125% on net revenues (the “Alternative Royalty”) for any FAc product, including ILUVIEN and YUTIQ. In addition, pursuant to the terms of the Letter Agreement, in the case of a Change of Control (as defined in the Letter Agreement), we may, at our option, at any time during the six (6) months following the effective date of such Change of Control buy out the entire royalty obligation for the greater of (a) $17,250,000 or (b) 4.75 times the aggregate amount of Alternative Royalty paid or payable (x) over the most recently completed four (4) calendar quarters, or (y) if such Option is exercised prior to April 1, 2025, then 3.125% of net revenues for any FAc product over the most recently completed four (4) calendar quarters.

If we or SWK were to default under the Letter Agreement, we would be required to revert to making royalty payments under the New Collaboration agreement in lieu of the Alternative Royalty.

Consolidated Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands, except share and per share data)

Net revenue	$27,000	$17,538	$50,011	$31,084
Cost of goods sold, excluding depreciation and amortization	(3,831)	(2,425)	(7,184)	(4,453)
Gross profit	23,169	15,113	42,827	26,631
Operating expenses:
Research, development and medical affairs expenses	4,263	3,648	8,624	7,812
General and administrative expenses	7,379	4,373	12,811	8,544
Sales and marketing expenses	8,511	6,434	17,593	12,238
Depreciation and amortization	3,093	1,866	6,178	2,547
Total operating expenses	23,246	16,321	45,206	31,141
Loss from operations	(77)	(1,208)	(2,379)	(4,510)
Interest expense and other, net	(3,153)	(1,694)	(6,892)	(3,361)
Unrealized foreign currency gain, net	(125)	(7)	(321)	(20)
Loss on extinguishment of debt	—	(1,079)	—	(1,079)
Change in fair value of common stock warrant	—	(5,911)	—	(5,911)
Change in fair value of warrant asset	1	(105)	(45)	(91)
Net loss before income taxes	(3,354)	(10,004)	(9,637)	(14,972)
Income tax benefit (provision)	43	(25)	75	(25)
Net loss	(3,311)	(10,029)	(9,562)	(14,997)
Preferred stock dividends	—	(669)	—	(683)
Net loss applicable to common stockholders	$(3,311)	$(10,698)	$(9,562)	$(15,680)
Net loss per share — basic and diluted	$(0.06)	$(1.32)	$(0.18)	$(2.07)
Weighted average shares outstanding — basic and diluted	54,383,604	8,093,640	54,370,216	7,565,868

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

Net revenue increased by $9.5 million, or 54%, to $27.0 million for the three months ended June 30, 2024, compared to $17.5 million for the three months ended June 30, 2023 driven by the addition of YUTIQ in the U.S. segment, as well as increased unit sales volumes of ILUVIEN in the International segment of our business.

Net revenue increased by $18.9 million, or 61%, to $50.0 million for the six months ended June 30, 2024, compared to $31.1 million for the six months ended June 30, 2023 driven by the addition of YUTIQ in the U.S. segment, as well as increased unit sales volumes of ILUVIEN in the International segment of our business.

Cost of Goods Sold, Excluding Depreciation and Amortization, and Gross Profit

Gross profit is affected by cost of goods sold, which includes costs of manufactured goods sold and royalty payments to EyePoint under the New Collaboration Agreement. Additionally, cost of goods sold by our international distributors fluctuates depending on the revenue share attributable to the respective contract.

Cost of goods sold, excluding depreciation and amortization, increased by $1.4 million, or 58%, to $3.8 million for the three months ended June 30, 2024, compared to $2.4 million for the three months ended June 30, 2023. The increase was primarily related to our increased product sales.

Cost of goods sold, excluding depreciation and amortization, increased by $2.7 million, or 60%, to $7.2 million for the six months ended June 30, 2024, compared to $4.5 million for the six months ended June 30, 2023. The increase was primarily related to our increased product sales.

Gross profit increased by $8.1 million, or 54%, to $23.2 million for the three months ended June 30, 2024, compared to $15.1 million for the three months ended June 30, 2023. Increases were due to the addition of YUTIQ in May 2023 to the U.S. segment, as well as increased unit sales volumes of ILUVIEN in the International segment of our business. For both periods ended June 30, 2024 and 2023, gross margin was 86%.

Gross profit increased by $16.2 million, or 61%, to $42.8 million for the six months ended June 30, 2024, compared to $26.6 million for the six months ended June 30, 2023. The increases were due to the addition of YUTIQ in May 2023 to the U.S. segment, as well as increased unit sales volumes of ILUVIEN in the International segment of our business. For both periods ended June 30, 2024 and 2023, gross margin was 86%.

Research, Development and Medical Affairs Expenses

Currently, our research, development and medical affairs expenses are primarily focused on activities that support ILUVIEN and YUTIQ. These expenses include salaries and related expenses for research and development and medical affairs personnel, expenses related to clinical trials including our NEW DAY, SYNCHRONICITY and CALM studies. Our research, development and medical affairs expenses also include costs related to symposia development for physician education, and costs related to compliance with U.S. Food and Drug Administration, European Economic Area or other regulatory requirements. We expense both internal and external research and development costs as they are incurred.

Research, development and medical affairs expenses increased by $0.6 million, or 17%, to $4.3 million for the three months ended June 30, 2024, compared to $3.6 million for the three months ended June 30, 2023. The increase was primarily attributable to increases of $0.3 million in consultant costs, $0.1 million in clinical study costs, $0.1 million in personnel costs, $0.1 million in clinical study costs, $0.1 million in registration costs for ILUVIEN under the Prescription Drug User Fee Act, some of which are directly related to the acquisition of YUTIQ and offset by a decrease of $0.2 million in applicator design costs.

Research, development and medical affairs expenses increased by $0.8 million, or 10%, to $8.6 million for the six months ended June 30, 2024, compared to $7.8 million for the six months ended June 30, 2023. The increase was primarily attributable to increases of $0.4 million in consultant costs, $0.3 million in personnel costs, $0.2 million in registration costs for ILUVIEN under the Prescription Drug User Fee Act, $0.1 million in safety and quality costs, some of which are directly related to the acquisition of YUTIQ, partially offset by decreases of $0.1 million in clinical study costs and $0.3 million in applicator design costs.

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

General and administrative expenses increased by $3.0 million, or 68%, to $7.4 million for the three months ended June 30, 2024, compared to $4.4 million for the three months ended June 30, 2023. The increase was primarily attributable to an increase of $2.0 million in professional fees relating to the ANI Merger Agreement, $0.4 million in personnel costs and $1.0 million in stock-based compensation. These increases are offset by a $0.6 million reduction in bad debt expenses.

General and administrative expenses increased by $4.3 million, or 51%, to $12.8 million for the six months ended June 30, 2024, compared to $8.5 million for the six months ended June 30, 2023. The increase was primarily attributable to an increase of $2.1 million in professional fees relating to the ANI Merger Agreement, $1.1 million personnel costs, $1.5 million in stock-based compensation and $0.5 million in logistics fees. These increases are offset by a $1.3 million reduction in bad debt expenses.

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

Sales and marketing expenses increased by $2.1 million, or 33%, to $8.5 million for the three months ended June 30, 2024, compared to $6.4 million for the three months ended June 30, 2023. The increase was primarily attributable to an increase of $1.3 million in personnel costs, $0.5 million in marketing costs, including an overall increase in costs to market YUTIQ, attend conventions, and costs associated with increasing customer engagement, and $0.2 million in stock-based compensation.

Sales and marketing expenses increased by $5.4 million, or 44%, to $17.6 million for the six months ended June 30, 2024, compared to $12.2 million for the six months ended June 30, 2023. The increase was primarily attributable to an increase of $3.0 million in personnel costs, $1.2 million in marketing costs, including an overall increase in costs to market YUTIQ, attend conventions, and costs associated with increasing customer engagement, and $0.2 million in stock-based compensation.

Operating Expenses

As a result of the increases and decreases in various expenses described above, total operating expenses increased by $6.9 million, or 42%, to $23.2 million for the three months ended June 30, 2024, compared to $16.3 million for the three months ended June 30, 2023. The increase was primarily attributable to $2.2 million in general and administrative expenses related to the merger agreement with ANI Pharmaceuticals Inc., $1.8 million of additional sales and marketing expenses driven by expansion of our commercial infrastructure to support selling two products in the U.S., $1.2 million in additional amortization expense attributable to the YUTIQ acquisition in May 2023, and $1.2 million in additional stock-based compensation expense, as described above.

As a result of the increases and decreases in various expenses described above, total operating expenses increased by $14.1 million, or 45%, to $45.2 million for the six months ended June 30, 2024, compared to $31.1 million for the six months ended June 30, 2023. The increase was primarily attributable to increases of $0.8 million in research and development expenses, $3.6 million in depreciation and amortization, $5.4 million in sales and marketing expenses, and $4.3 million in general and administrative expenses, as described above.

Interest Expense and Other, Net

Interest expense and other, net increased by $1.5 million, or 88%, to $3.2 million for the three months ended June 30, 2024, compared to $1.7 million for the three months ended June 30, 2023. This increase is primarily related to the triggering of $0.3 million in exit fees as required under our loan agreements, as well as increased interest on additional borrowings under our credit facility.

Interest expense and other, net increased by $3.5 million, or 103%, to $6.9 million for the six months ended June 30, 2024, compared to $3.4 million for the six months ended June 30, 2023. This increase is primarily related to the triggering of $1.4 million in exit fees as required under our loan agreements, as well as increased interest on additional borrowings under our credit facility.

Basic and Diluted Net Loss Applicable to Common Stockholders per Share of Common Stock

We follow FASB Accounting Standards Codification (“ASC”) Earnings Per Share (“ASC 260”), which requires the reporting of both basic and diluted earnings per share. As of June 30, 2023, because our preferred stockholders could participate in dividends equally with common stockholders (if we were to declare and pay dividends), we use the two-class method to calculate EPS. However, our preferred stockholders were not contractually obligated to share in losses. As of June 30, 2024, we no longer have any series of preferred stock outstanding.

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

Common stock equivalent securities that would potentially dilute basic EPS in the future but were not included in the computation of diluted EPS because they were either classified as participating and do not share in losses or would have been anti-dilutive. Those securities were approximately 6.6 million for the three and six months ended June 30, 2024, and 48.1 million for the three and six months ended June 30, 2023.

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

U.S. Segment Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)

Net revenue	$17,558	$11,876	$32,110	$19,456
Cost of goods sold, excluding depreciation and amortization	(1,925)	(1,290)	(3,349)	(2,195)
Gross profit	15,633	10,586	28,761	17,261
Operating expenses:
Research, development and medical affairs expenses	1,347	1,748	2,647	2,910
General and administrative expenses	341	1,101	909	2,205
Sales and marketing expenses	5,942	4,781	12,895	9,056
Total operating expenses	7,630	7,630	16,451	14,171
Segment income from operations	$8,003	$2,956	$12,310	$3,090

U.S. Segment – three months ended June 30, 2024 compared to the three months ended June 30, 2023

Net revenue. Net revenue increased by $5.7 million, or 48%, to $17.6 million for the three months ended June 30, 2024, compared to $11.9 million for the three months ended June 30, 2023. The increase was primarily driven by net revenue from YUTIQ, which was acquired in May 2023.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by $0.6 million, or 46%, to $1.9 million for the three months ended June 30, 2024, compared to approximately $1.3 million for the three months ended June 30, 2023. The increase was primarily attributable to our increased product sales led by the YUTIQ acquisition in May 2023.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by $0.4 million, or 24%, to $1.3 million for the three months ended June 30, 2024, compared to $1.7 million for the three months ended June 30, 2023. The decrease was primarily attributable to a decrease of $0.2 million in personnel costs.

General and administrative expenses. General and administrative expenses decreased by $0.8 million, or 73%, to $0.3 million for the three months ended June 30, 2024, compared to $1.1 million for the three months ended June 30, 2023. The decrease was primarily attributable to a $0.6 million decrease in bad debt expense and a $0.3 million decrease in insurance costs.

Sales and marketing expenses. Sales and marketing expenses increased by $1.1 million, or 23%, to $5.9 million for the three months ended June 30, 2024, compared to $4.8 million for the three months ended June 30, 2023. The increase was primarily attributable to an increase of $0.9 million in personnel costs and $0.2 million in marketing costs, including costs to attend conventions, costs associated with customer engagement, and costs to market YUTIQ.

U.S. Segment – six months ended June 30, 2024 compared to the six months ended June 30, 2023

Net revenue. Net revenue increased by approximately $12.6 million, or 65%, to $32.1 million for the six months ended June 30, 2024, compared to $19.5 million for the six months ended June 30, 2023. The increase was primarily driven by net revenue from YUTIQ, which was acquired in May 2023.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization, increased by $1.1 million, or 50%, to $3.3 million for the six months ended June 30, 2024, compared to $2.2 million for the six months ended June 30, 2023. The increase was primarily attributable to our increased product sales led by the YUTIQ acquisition in May 2023.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by $0.3 million, or 10%, to $2.6 million for the six months ended June 30, 2024, compared to $2.9 million for the six months ended June 30, 2023. The decrease was primarily attributable to a decrease of $0.3 million in clinical study costs offset in part by an increase of $0.2 million in registration costs primarily related to YUTIQ under the Prescription Drug User Fee Act.

General and administrative expenses. General and administrative expenses decreased by $1.3 million, or 59%, to $0.9 million for the six months ended June 30, 2024, compared to $2.2 million for the six months ended June 30, 2023. The decrease was primarily attributable to a $1.1 million decrease in bad debt expense, a $0.2 million decrease in personnel costs, and a $0.5 million decrease in insurance costs, partially offset by a $0.3 million increase in logistics costs.

Sales and marketing expenses. Sales and marketing expenses increased by $3.8 million, or 42%, to $12.9 million for the six months ended June 30, 2024, compared to $9.1 million for the six months ended June 30, 2023. The increase was primarily attributable to an increase of $2.4 million in personnel costs and $1.4 million in marketing costs, including costs to attend conventions, costs associated with customer engagement, and costs to market YUTIQ.

International Segment Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)

Net revenue	$9,442	$5,662	$17,901	$11,628
Cost of goods sold, excluding depreciation and amortization	(1,906)	(1,135)	(3,835)	(2,258)
Gross profit	7,536	4,527	14,066	9,370
Operating expenses:
Research, development and medical affairs expenses	737	842	1,421	1,589
General and administrative expenses	625	510	1,186	1,227
Sales and marketing expenses	1,828	1,379	3,377	2,794
Total operating expenses	3,190	2,731	5,984	5,610
Segment income from operations	$4,346	$1,796	$8,082	$3,760

International Segment - three months ended June 30, 2024 compared to the three months ended June 30, 2023

Net revenue. Net revenue increased by $3.7 million, or 65%, to $9.4 million for the three months ended June 30, 2024 compared to $5.7 million for the three months ended June 30, 2023. The increase in international net revenue was driven both by increased stocking of our international distributors and growth in end user demand.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by $0.8 million, or 73% to $1.9 million for the three months ended June 30, 2024, compared to $1.1 million for the three months ended June 30, 2023. The increase was primarily attributable to increased product sales.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by $0.1 million, or 13%, to $0.7 million for the three months ended June 30, 2024, compared to $0.8 million for the three months ended June 30, 2023.

General and administrative expenses. General and administrative expenses increased by approximately $0.1 million or 20%, to $0.6 million for the three months ended June 30, 2024, compared to $0.5 million for the three months ended June 30, 2023. The increase was primarily attributable to increases of $0.1 million in personnel costs and $0.1 million in insurance costs.

Sales and marketing expenses. Sales and marketing expenses increased by $0.4 million, or 29%, to $1.8 million for the three months ended June 30, 2024, compared to $1.4 million for the three months ended June 30, 2023. The increase was primarily attributable to a $0.2 million increase in marketing costs and a $0.1 million increase in personnel costs.

International Segment - six months ended June 30, 2024 compared to the six months ended June 30, 2023

Net revenue. Net revenue increased by $6.3 million, or 54%, to $17.9 million for the six months ended June 30, 2024 compared to $11.6 million for the six months ended June 30, 2023. The increase was primarily due to significant demand gains in both the direct and distributor markets.

Cost of goods sold, excluding depreciation and amortization. Cost of goods sold, excluding depreciation and amortization increased by $1.6 million, or 73% to $3.8 million for the six months ended June 30, 2024, compared to $2.2 million for the six months ended June 30, 2023. The increase was primarily attributable to increased product sales.

Research, development and medical affairs expenses. Research, development and medical affairs expenses decreased by $0.2 million, or 13%, to $1.4 million for the six months ended June 30, 2024, compared to $1.6 million for the six months ended June 30, 2023. The decrease was primarily related to a decrease of $0.2 million in consultant costs.

General and administrative expenses. General and administrative expenses remained unchanged for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 at $1.2 million.

Sales and marketing expenses. Sales and marketing expenses increased by $0.6 million, or 21%, to $3.4 million for the six months ended June 30, 2024, compared to $2.8 million for the six months ended June 30, 2023. The increase was primarily attributable to increases of $0.2 million in marketing costs, $0.2 million in personnel costs and $0.1 million in consultant costs.

Operating Cost Segment Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Operating expenses:
Research, development and medical affairs expenses	$2,137	$1,033	$4,462	$3,266
General and administrative expenses	5,263	2,619	8,920	4,814
Sales and marketing expenses	474	225	908	291
Total operating expenses	7,874	3,877	14,290	8,371
Segment loss from operations	$(7,874)	$(3,877)	$(14,290)	$(8,371)

Operating Cost Segment - three months ended June 30, 2024 compared to the three months ended June 30, 2023

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by $1.1 million, or 110%, to $2.1 million for the three months ended June 30, 2024, compared to $1.0 million for the three months ended June 30, 2023. The increase was primarily attributable to increases of $0.4 million in consultant costs, $0.1 million in clinical study costs and $0.1 million in safety and quality related costs, partially offset by a decrease of $0.2 million in applicator design costs.

General and administrative expenses. General and administrative expenses increased by $2.7 million, or 104%, to $5.3 million for the three months ended June 30, 2024, compared to $2.6 million for the three months ended June 30, 2023. The increase was primarily attributable to increases of $2.0 million in professional fees relating to $2.2 million in ANI Merger Agreement costs, $0.4 million in personnel costs and $0.3 million in insurance costs.

Sales and marketing expenses. Sales and marketing expenses increased by $0.3 million, or 150%, to $0.5 million for the three months ended June 30, 2024, compared to $0.2 million for the three months ended June 30, 2023. The increase was primarily attributable to an increase in personnel costs.

Operating Cost Segment - six months ended June 30, 2024 compared to the six months ended June 30, 2023

Research, development and medical affairs expenses. Research, development and medical affairs expenses increased by $1.2 million, or 36%, to $4.5 million for the six months ended June 30, 2024, compared to $3.3 million for the six months ended June 30, 2023. The increase was primarily attributable to increases of $0.7 million in personnel costs, $0.5 million in consultant costs, $0.2 million in clinical study costs and $0.1 million in safety and quality related costs. These increases were partially offset by a decrease of $0.3 million in applicator re-design costs.

General and administrative expenses. General and administrative expenses increased by $4.1 million, or 85%, to $8.9 million for the six months ended June 30, 2024, compared to $4.8 million for the six months ended June 30, 2023. The increase was primarily attributable to increases of $2.1 million in professional fees relating to $2.2 million in ANI Merger Agreement costs, $1.0 million in personnel costs, $0.6 million in insurance costs, and $0.1 million in office costs.

Sales and marketing expenses. Sales and marketing expenses increased by $0.6 million, or 200%, to $0.9 million for the six months ended June 30, 2024, compared to $0.3 million for the six months ended June 30, 2023. The increase was primarily attributable to an increase in personnel costs.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Operating expenses:
Research, development and medical affairs expenses	$42	$25	$94	$47
General and administrative expenses	1,150	143	1,796	298
Sales and marketing expenses	267	49	413	97
Depreciation and amortization	3,093	1,866	6,178	2,547
Total operating expenses	4,552	2,083	8,481	2,989
Segment loss from operations	$(4,552)	$(2,083)	$(8,481)	$(2,989)

Operating expenses. Operating expenses in Other increased by $2.5 million, or 119%, to $4.6 million for the three months ended June 30, 2024, compared to $2.1 million for the three months ended June 30, 2023. The increase was primarily attributable to an increase of $1.2 million in depreciation and amortization expenses, as described below, and an increase of $1.0 million in general administrative expenses relating to stock compensation expenses.

Operating expenses. Operating expenses in Other increased by $5.5 million, or 183%, to $8.5 million for the six months ended June 30, 2024, compared to $3.0 million for the six months ended June 30, 2023. The increase was primarily attributable to an increase of $3.6 million in depreciation and amortization expenses, as described below, and an increase of $1.5 million in general administrative expenses relating to stock compensation expenses.

Depreciation and amortization. Depreciation and amortization increased by $1.2 million, or 63%, to $3.1 million for the three months ended June 30, 2024, compared to $1.9 million for the three months ended June 30, 2023. The increase was primarily attributable to amortization of the YUTIQ intangible asset which was acquired in May 2023.

Depreciation and amortization. Depreciation and amortization increased by $3.6 million, or 138%, to $6.2 million for the six months ended June 30, 2024, compared to $2.6 million for the six months ended June 30, 2023. The increase was primarily attributable to amortization of the YUTIQ intangible asset which was acquired in May 2023.

Liquidity and Capital Resources

Overview

Since inception, we have incurred recurring losses, negative cash flow from operations and have accumulated a deficit in stockholders’ equity of $428.1 million as of June 30, 2024.

Current Cash Position

As of June 30, 2024, we had $10.9 million in cash, cash equivalents and restricted cash. Cash and cash equivalents include highly liquid investments that are readily convertible into cash and have a maturity of 90 days or less when purchased. Generally, cash, cash equivalents and restricted cash held at financial institutions are in excess of federally insured limits.

We believe our commercial operations will generate sufficient cash flow, combined with our current financial assets, to fund all conditional and unconditional financial obligations through consummation of the Merger Agreement and for at least the next 12 months. However, if the Merger is not consummated, and we may need to raise alternative or additional financing to fund our operations and support growth. The source, timing, and availability of any future financing will depend upon market conditions and other factors that may be outside of our control. Funding may not be available when needed, at all, or on terms acceptable to us. If we were to raise additional funds by issuing equity securities, substantial dilution to existing stockholders could result, and the terms of any new equity securities may have a preference over our common stock. If we were to attempt to raise additional funds through strategic collaboration agreements, we may not be successful in obtaining those agreements, or in receiving milestone or royalty payments under them. If we were to attempt to raise additional funds through debt financing, we would be required to obtain permission or participation of SLR Investment Corp., which we might not be able to obtain.

Sources and Uses of Cash for the six months ended June 30, 2024 compared to the six months ended June 30, 2023

Operating Activities

For the six months ended June 30, 2024, net cash provided by operating activities was $0.5 million, which primarily consisted of $9.6 million of net loss, offset by non-cash adjustments: 1) depreciation and amortization of $6.2 million; 2) share-based compensation expense of $2.3 million; 3) amortization of debt discount and deferred financing costs of $0.5 million and 4) provision for credit losses of $0.2 million. A cash increase of $0.5 million from the management of working capital was driven primarily by accounts payable and other non-current liabilities and offset by accrued expenses and other current liabilities, accounts receivable, prepaid expenses and other current assets and inventory.

For the six months ended June 30, 2023, net cash used in operating activities was $8.2 million. The cash used in our operations was impacted by our net loss of $15.0 million, a net increase of $2.9 million in accounts receivable, and a net decrease of $1.9 million in accounts payable, accrued expenses and other current liabilities. Cash used in operations for the six months ended June 30, 2023 was offset by $2.5 million of non-cash depreciation and amortization, a $1.1 million loss on the extinguishment of debt associated with the Sixth Amendment (as defined below) to the 2019 Loan Agreement (as defined below), an increase in long-term liabilities of $0.9 million, a decrease of $0.6 million in inventory, $0.5 million of non-cash interest expense associated with the amortization of our debt discount and deferred financing costs, and $0.4 million of non-cash stock-based compensation expense.

Investing Activities

For the six months ended June 30, 2024, net cash used in investing activities was $0.1 million. Cash used was related to the acquisition of property and equipment.

For the six months ended June 30, 2023, net cash used in investing activities was $75.4 million, which was primarily due to the acquisition of intangible assets in May 2023.

Financing Activities

For the six months ended June 30, 2024, net cash used in financing activities was $1.3 million, which primarily consisted of a $3.8 million payment of accrued licensor obligations, $2.4 million in SLR exit fee agreement payments, $0.1 million in debt issuance costs and $0.2 million in finance lease obligations. Cash used in financing activities was offset by $5.0 million in gross proceeds in connection with the closing of the Seventh Amendment to the 2019 Loan Agreement (described further below).

For the six months ended June 30, 2023, net cash provided by financing activities was $97.1 million, which was primarily due to the $78.3 million in proceeds from the closings of our Series B Preferred Stock financings, $22.5 million received in connection with the Fifth and Sixth Amendments (each, as defined below) to the 2019 Loan Agreement, and $2.4 million received in connection with common stock issuances. The cash provided was partially offset by $4.1 million of debt issuance costs, $0.9 million in the repurchase of Series A Preferred Stock, $0.5 million in preferred stock issuance costs and the $0.3 million in repurchases of common stock.

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

On February 22, 2022, we entered into a Third Amendment to the 2019 Loan Agreement (the “Third Amendment”), which among other things:

(a)

specified the minimum revenue amount, calculated on a trailing six-month basis and tested at the end of each calendar quarter in 2022, that we must achieve for each such period (the “Third Revenue Covenant”);

(b)

consented to maintaining a lower minimum revenue amount under the Third Revenue Covenant for the trailing six-month period ended December 31, 2021 than previously required under the 2019 Loan Agreement (and waived any event of default that may have occurred or may be deemed to have occurred as a result of our lower revenue amount for that period); and

(c)

required that the Third Revenue Covenant be tested at June 30, 2023 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of our projected revenues in accordance with an annual plan we must submit to the Collateral Agent by January 15 of such year, such plan to be thereafter approved by our Board of Directors (the “Board”) and the Collateral Agent in its sole discretion no later than February 28 of such year.

On December 7, 2022, we entered into a Fourth Amendment to the 2019 Loan Agreement (the “Fourth Amendment”), which among other things:

(a)

extended the amortization date from January 1, 2023 to April 1, 2023, provided that such date could be further extended to July 1, 2023 upon our request and in consultation with the Lenders, in each of the Lenders’ sole discretion;

(b)

specified the minimum revenue amount, calculated on a trailing six-month basis and tested at the end of each calendar quarter in 2023, that we must achieve for each such period (the “Fourth Revenue Covenant”); and

(c)

required that the Fourth Revenue Covenant be tested at June 30, 2024 and at the last day of each quarter thereafter, with the minimum revenue amount equal to a percentage of our projected revenues in accordance with an annual plan submitted to the Collateral Agent by January 15th of such year, such plan to be thereafter approved by the Board and the Collateral Agent in its sole discretion no later than February 28 of such year.

On March 24, 2023, we entered into a Fifth Amendment to the 2019 Loan Agreement (the “Fifth Amendment”), which among other things:

(a)	added an additional tranche of $2.5 million to increase the existing term loan facility to $47.5 million, subject to certain closing conditions;

(b)	extended availability of $15.0 million to be funded at the Lender’s sole discretion;

(c)	specified an annual interest rate equal to 5.15% plus the greater of (i) 4.60% and (ii) one-month SOFR, which will reset monthly;

(d)

extended the maturity date to April 30, 2028 and the interest-only period to April 30, 2025, which may be extended an additional 12 months if the Company meets certain financial targets by April 20, 2025; and

(e)

specified the minimum revenue amount, calculated on a trailing six-month basis beginning with the six month period ended September 30, 2023, and tested at the end of each calendar quarter, that the Company must achieve for each such period.

On May 17, 2023, we entered into a Sixth Amendment to the 2019 Loan Agreement (the “Sixth Amendment”), which among other things:

(a)	increased the availability to be funded at the Lender’s sole discretion from $15.0 million to $20.0 million;

(b)	the Lender funded the $20.0 million of availability;

(c)	specified the minimum revenue amount calculated on a trailing six-month basis and tested at the end of each calendar quarter in 2023 and 2024, that we must achieve for each such period.

On March 6, 2024, we entered into the Seventh Amendment to the 2019 Loan Agreement, (the “Seventh Amendment”), which among other things:

(a)	added an additional tranche of $5.0 million to increase the existing term loan facility to $72.5 million;

(b)	the Lender funded the $5.0 million increase to the existing term loan facility;

(c)

reaffirmed the maturity date of the 2019 Loan Agreement as April 30, 2028, and the interest-only period remains in effect through April 30, 2025. The interest-only period may be extended an additional 12 months if Alimera meets certain financial targets by April 20, 2025.

We currently have no additional borrowing capacity under this facility, and the 2019 Loan Agreement generally prohibits any additional debt unless we obtain the prior consent of the Lenders.

Since January 2022, the Federal Reserve has raised interest rates eleven times to try and combat the effects of inflation. In 2024, the Federal Reserve has commented that interest rate reductions are expected in 2024, however, interest rate reductions may not incur unless the effects of inflation start to recede. An increase in SOFR would increase our interest costs. Significant increases in our interest costs could materially and adversely affect our results of operations and our ability to pay amounts due under the 2019 Loan Agreement, including various amendments, and any increase in the interest we pay would reduce our cash available for working capital, acquisitions, and other uses.

We have maintained compliance with our revenue covenant throughout 2023 and 2024, including at the last measurement date, which was June 30, 2024. We expect to comply with the revenue covenant for the remaining measurement date in 2024. If we fail to comply with the revenue covenant and the lenders do not provide consent and waiver, acceleration of the maturity of the loan is one of the remedies available to the lenders. If the lenders accelerate the maturity of the loan, we would be forced to find alternative financing or enter into an alternative agreement with the lenders. We cannot be sure that alternative financing will be available when needed or that, if available, the alternative financing could be obtained on terms that are not significantly detrimental to us or our stockholders.

Series A Convertible Preferred Stock and Elimination

In October 2012, the Company closed its preferred stock financing in which it sold units consisting of 1,000,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and warrants (which expired on October 1, 2017) to purchase 300,000 shares of Series A Preferred Stock for gross proceeds of $40.0 million prior to the payment of approximately $0.6 million of related issuance costs. In 2014, 400,000 shares of Series A Preferred Stock were converted into common stock. In 2023, the Company repurchased the remaining 600,000 shares of Series A Preferred Stock. Following such repurchase, the Company filed a certificate of elimination of the Series A Preferred Stock with the Secretary of State of the State of Delaware. The authorized shares of Series A Preferred Stock were returned to the status of authorized but unissued shares of preferred stock of the Company, without designation as to series.

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

In August 2024, the holder of the Pre-Funded Warrants notified the Company of the option to exercise the Pre-Funded Warrants via a cashless exercise. This resulted in the issuance of 1,996,402 shares of common stock and the Pre-Funded Warrants are no longer outstanding.

Common and Preferred Stock

The Company’s authorized capital stock consists of (a) 150,000,000 shares of common stock, par value $0.01 per share; and (b) 10,000,000 shares of preferred stock, par value $0.01 per share. At June 30, 2024 and December 31, 2023, there were 52,387,763 and 52,354,450 shares of common stock issued and outstanding.

Contractual Obligations and Commitments

The NEW DAY Study. In January 2020, we began entering into agreements with contract research organizations (“CROs”) and physician clinics in connection with a multicenter, single masked, randomized and controlled trial designed to generate prospective data evaluating ILUVIEN as a baseline therapy in the treatment of DME and demonstrate its advantages over the current standard of care of repeat anti-VEGF injections (the “NEW DAY Study”). The NEW DAY Study has enrolled approximately 300 treatment-naïve, or almost naïve, DME patients in approximately 40 sites around the U.S. For the three months ended June 30, 2024 and 2023, we incurred approximately $0.6 million and $1.4 million, respectively, of expense associated with the NEW DAY Study. For the six months ended June 30, 2024 and 2023, we incurred approximately $1.6 million and $2.8 million, respectively, of expense associated with the NEW DAY Study. In connection with the NEW DAY Study, we expect to incur additional expenses of $1.5 million for the remainder of 2024, and less than $1.0 million in 2025.

Manufacturing Services Agreement with Alliance. In February 2016, we and Alliance Medical Products Inc., a Siegfried Company (“Alliance”), a third-party manufacturer, amended and restated the parties’ existing agreement for the manufacture of the ILUVIEN implant, the assembly of the ILUVIEN applicator and the packaging of the completed ILUVIEN commercial product. Under the amended and restated Alliance agreement, its term was extended by five years, at which point the agreement became automatically renewable for successive one-year periods unless either party delivers notice of non-renewal to the other party at least 12 months before the end of the term or any renewal term. We are responsible for supplying the ILUVIEN applicator and the active pharmaceutical ingredient, and we must order at least 80% of the ILUVIEN units required in the covered territories from Alliance.

The Company entered into, as of July 17, 2024, a Manufacturing Services Agreement (the “New Alliance Agreement”) with Alliance that supersedes and replaces the First Amended and Restated Commercial Contract Manufacturing Agreement, dated as of February 2016, between the Company and Alliance. Pursuant to the terms of the New Alliance Agreement, Alliance will be responsible for manufacturing and supplying to Alimera agreed-upon quantities of ILUVIEN at certain cost-plus amounts, subject to adjustments set forth in the New Alliance Agreement. Alliance has agreed that during the term of the New Alliance Agreement, it will not manufacture for any other customer any product competitive with ILUVIEN (meaning any other drug-eluting eye implant for the treatment of diabetic macular edema or uveitis). The term of the New Alliance Agreement is for a period of five (5) years and shall thereafter automatically renew for successive two (2) year terms unless either party provides notice of non-renewal to the other party within a specified period of time prior to the beginning of the next automatic renewal term. The New Alliance Agreement contains customary representations and warranties. The assertions embodied in the representations and warrants were made solely for purposes of the transaction contemplated therein and may be subject to important qualifications and limitations. Moreover, the representations and warranties may be subject to a contractual standard of materiality that may be different from what may be viewed as material to stockholders or may have been used for purposes of allocating risk between the Company and Alliance rather than establishing matters as facts. For the foregoing reasons, no person should rely on such representations and warranties as statements of factual information at the time they were made or otherwise.

Manufacturing Services Agreement with Cadence. On October 30, 2020, we entered into a Manufacturing Services Agreement (the “Cadence Agreement”) with Cadence, Inc., for the manufacture of certain component parts of the ILUVIEN applicator (the “components”) at its facility near Pittsburgh, Pennsylvania. Under the Cadence Agreement, we will pay certain per-unit prices based on regularly scheduled shipments of a minimum number of components. The initial term of the Cadence Agreement expires on October 30, 2025. After the expiration of the initial term, the Cadence Agreement will automatically renew for separate, successive one-year terms unless either party provides written notice to the other party that it does not intend to renew the Cadence Agreement at least 24 months before the end of the term. The Cadence Agreement may be terminated by either party under certain circumstances. We have transferred the manufacturing of component parts of the ILUVIEN inserter to Cadence from our prior manufacturer and have spent cash resources to purchase new equipment, to update clean room facilities and to assist in the regulatory approval process. In connection with the Cadence Agreement, we expect to be invoiced less than $1.0 million for the remainder of 2024.

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

Foreign Exchange

Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. The impact of fluctuations in foreign currency exchange rates decreased our net product revenue for the six months ended June 30, 2024 by approximately $0.1 million.

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

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Adjusted EBITDA (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
U.S. GAAP net loss	$(3,311)	$(10,029)	$(9,562)	$(14,997)
Adjustments to U.S. GAAP net loss:
Interest expense and other, net	3,153	1,694	6,892	3,361
Expenses incurred with Merger Agreement	2,226	—	2,226	—
Income tax (benefit) provision	(43)	25	(75)	25
Depreciation and amortization	3,093	1,866	6,178	2,547
Stock-based compensation	1,457	217	2,302	442
Foreign currency exchange losses	125	7	321	20
Extinguishment of debt	—	1,079	—	1,079
Change in fair value of warrant asset	(1)	105	45	91
Change in fair value of common stock warrant	—	5,911	—	5,911
Severance expenses	15	—	191	—
Non-GAAP adjusted EBITDA	$6,714	$875	$8,518	$(1,521)

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

In the 2023 Form 10-K, we identify under Item 1A of Part I important factors that could affect our business, financial condition, results of operations and future operations and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. However, the risks described in the 2023 Form 10-K are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations. There have been no material changes in our risk factors since the filing of the 2023 Form 10-K, other than the addition of the risk factors below marked with an asterisk (*) and the restatement of the risk factor below marked with two asterisks (**).

Prolonged economic uncertainties or downturns, as well as unstable market, credit and financial conditions, may exacerbate certain risks affecting our business and have serious adverse consequences on our business.*

Economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control. In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, particularly as a result of increased inflationary and recessionary pressures, and related market and macroeconomic responses including interest rate increases. Furthermore, sustained uncertainty about, or worsening of, geopolitical tensions, including further escalation of war between Russia and Ukraine, further escalation of trade tensions between the U.S. and China, escalation of tensions between China and Taiwan, further escalation in the conflict between Israel and Hamas, as well as further escalation of tensions between Israel and various countries in the Middle East and North Africa, could result in a global economic slowdown or increased market volatility, increased cyber-attacks, supply chain disruptions or increases in costs necessary to manufacture our products, and a deterioration in political and trade relationships worldwide. Any changes related to these and other factors could adversely affect our business, both in the U.S. and internationally.

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

We may not complete the pending Merger with ANI and Merger Subsidiary within the timeframe anticipated, or at all, which could have a material adverse effect on our business, financial condition or results of operations, as well as negatively impact our share price.*

On June 21, 2024, we entered into a Merger Agreement with ANI and Merger Subsidiary. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein and in accordance with the General Corporation Law of the State of Delaware.

The Merger Agreement includes covenants requiring the Company not to (i) initiate, solicit or knowingly encourage or facilitate any inquiries or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, any Acquisition Proposal, (ii) engage in, continue or otherwise participate in any discussions or negotiations regarding, or provide any non-public information or data to any person, in each case relating to, any Acquisition Proposal or any proposal or offer that would reasonably be expected to lead to an Acquisition Proposal, (iii) amend or grant any waiver or release under any standstill or similar agreement with respect to any class of equity securities of the Company or any of the Company Subsidiaries (as defined in the Merger Agreement) (subject to the Company Board’s (as defined in the Merger Agreement) ability to exercise its fiduciary duties), (iv) approve any transaction under, or any third party becoming an “interested stockholder” under, Section 203 of the Delaware General Corporation Law, (v) otherwise knowingly facilitate any effort or attempt by any third party (or its potential sources of financing) to make any proposal or offer that constitutes an Acquisition Proposal, (vi) approve, endorse, recommend or execute or enter into any letter of intent, agreement in principle, term sheet, memorandum of understanding, merger agreement, acquisition agreement or other similar contract relating to an Acquisition Proposal or (vii) approve, authorize, agree or publicly announce any intention to do any of the foregoing, with customary exceptions for superior proposals. The Merger Agreement also includes covenants customary for a transaction of this nature regarding the operation of the business of the Company and its subsidiaries between signing of the Merger Agreement and the Effective Time.

Failure to complete the merger within the timeframe anticipated could adversely affect our business and the market price of our shares in a number of ways, including:

•  The price of our common stock may decline to the extent that current market prices of our common stock reflect assumptions that the Merger will be completed on a timely basis.

•  We could be required to pay ANI and Merger Subsidiary a termination fee of approximately $10.4 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement.

•  The failure to complete the merger may result in negative publicity and negatively affect our relationship with our stockholders, employees, customers, suppliers and lenders.

•  If the Merger is not completed, the time and resources committed by our management team could have been devoted to pursuing other opportunities.

•  We have incurred, and will continue to incur, significant expenses for professional services in connection with the merger for which we will have received little or no benefit if the merger is not completed.

The announcement and pendency of the Merger could materially adversely affect our business, financial condition or results of operations, as well as negatively impact our share price.*

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our business, financial condition or results of operations, or the price of our common stock. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the merger. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future also could adversely affect our business and our relationship with collaborators, strategic partners, suppliers, existing or prospective customers or regulators. For example, collaborators, suppliers, existing or prospective customers and other counterparties may defer decisions concerning us, or seek to change existing business relationships with us, whether pursuant to the terms of their existing agreements with us or otherwise. Changes to or termination of existing business relationships could materially adversely affect our financial condition and results of operations, as well as negatively impact our share price. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction, changes to the terms of the transaction or termination of the Merger Agreement.

In certain instances, the Merger Agreement requires us to pay a termination fee, which could require us to use available cash that would have otherwise been available for general corporate purposes and other uses.*

The Merger Agreement contains certain termination rights for us, ANI and Merger Subsidiary. Subject to certain limitations, we or ANI and Merger Subsidiary may terminate the Merger Agreement if (i) the merger is not closed by December 21, 2024, or (ii) either we or ANI and Merger Subsidiary may terminate the Merger Agreement upon mutual agreement. Upon termination of the Merger Agreement, the Company, under specified circumstances and conditions set forth in the Merger Agreement, will be required to pay ANI and Merger Subsidiary a termination fee equal to $10.4 million.

Additionally, if the Merger Agreement is terminated under such circumstances, the termination fee we would be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending Merger.*

We have incurred, and will continue to incur, significant costs and expenses, including legal, accounting and other advisory fees and other transaction costs, in connection with the pending Merger. We will be required to pay a substantial portion of these costs and expenses whether or not the Merger is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

We may be targets of securities class action and derivative lawsuits that could result in substantial costs and may delay or prevent the merger from being completed.*

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. The outcome of litigation is uncertain and we may not be successful in defending against future claims brought against us even if they are without merit. Regardless of the outcome of any lawsuits brought against us, such lawsuits could delay or prevent the merger, divert the attention of our management and employees from our day-to-day business, result in substantial costs and otherwise adversely affect us financially. A potential adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the merger, that injunction may delay or prevent the merger from being completed, or from being completed within the anticipated timeframe, which may adversely affect our business, financial condition or results of operations.

Our executive officers and directors may have interests in the proposed Merger that are different from, or in addition to, those of our stockholders generally.*

Our executive officers and directors may have interests in the proposed Merger that are different from the interests of our stockholders generally, including, among others, the acceleration of the vesting of equity awards and receipt of change in control or other severance payments in connection with the proposed Merger, continued indemnification and insurance and potentially continued service to the combined company. These interests, among others, may influence, or appear to influence, our executive officers and directors and cause them to view the merger differently from how our stockholders generally may view it.

Additional information regarding our executive officers and directors and their interests in the proposed merger are included in the proxy statement relating to the proposed merger, filed with the SEC.

If the Merger occurs, our stockholders will not be able to participate in any further upside to our business.*

If the Merger is consummated, our stockholders will receive the right to receive an amount in cash equal to $5.50 per Share, without interest. Upon completion of the Merger, ANI and the Rights Agent will enter into the CVR Agreement, pursuant to which holders of CVRs will receive up to $0.50 in milestone payments for certain milestone goals achieved in fiscal year 2026 and fiscal year 2027. Our shareholders will not receive any equity interests in the Surviving Corporation.

The manufacture and packaging of pharmaceutical products such as ILUVIEN and YUTIQ are subject to the requirements of the FDA and similar foreign regulatory entities. If we or our third-party manufacturers fail to satisfy these requirements, our commercialization and regulatory approval efforts may be materially harmed.**

The FDA and similar foreign regulatory agencies regulate the manufacture and packaging of pharmaceutical products such as ILUVIEN and YUTIQ, which must be conducted in accordance with the FDA’s current good manufacturing practice (cGMP) and comparable requirements of foreign regulatory agencies. Only a limited number of manufacturers that operate under these cGMP regulations are both capable of manufacturing our current products and willing to do so. If we or our third-party manufacturers fail to comply with applicable regulations, requirements or guidelines, the regulatory agencies could refuse to grant marketing approval of our current products or any future products or product candidates and could impose sanctions on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. Failure of our manufacturers to maintain compliance could interrupt the production of our current products, resulting in delays and additional costs that could significantly and adversely affect our business. For instance, on July 12, 2024, EyePoint Parent, our supplier of YUTIQ, received a warning letter (the “Warning Letter”) from the FDA alleging violations of cGMP requirements in connection with a February 2024 FDA inspection at EyePoint’s Watertown, Massachusetts facility and an associated February 2024 Form FDA-483 specifically related to the manufacturing of YUTIQ. The Warning Letter requires EyePoint to implement certain corrective and preventive actions, and if EyePoint is unable to remediate the findings to the FDA’s satisfaction, our supply of YUTIQ may be adversely affected. Any significant delays in the manufacture of our current products or issues with the quality of the product could materially harm our business and prospects.

Changes in certain aspects of the manufacturing process or procedures require prior FDA review or approval of the manufacturing process and procedures in accordance with the FDA’s cGMP regulations. There are comparable foreign requirements as well. This review may be costly and time-consuming and could delay or prevent the launch of a product. If we elect or are required to manufacture products at another facility, we will transfer the manufacturing to a registered medical device manufacturing company to seek to ensure that the new facility and the manufacturing process comply with cGMP and comparable foreign regulations. Any such new facility would also be subject to inspection. In addition, we would be required to demonstrate by physical and chemical methods, which may be costly and time-consuming, that the product made at any new facility is equivalent to the product made at the former facility. The FDA or a foreign regulatory agency may require clinical testing to prove equivalency of the product manufactured at any new facility compared to the old facility, which would result in additional costs and delay.

Further, we are required to complete testing on both the active pharmaceutical ingredient and on the finished product in the packaging that we propose for commercial sales. This includes testing of stability, identification of impurities and testing of other product specifications by validated test methods. In addition, our manufacturers are required to consistently produce our product in commercial quantities and of specified quality in a reproducible manner and document their ability to do so. This requirement is referred to as process validation. The FDA and similar foreign regulatory agencies may also implement new standards or change their interpretation and enforcement of existing standards and requirements for the manufacture, packaging or testing of products at any time.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated June 21, 2024, by and among ANI Pharmaceuticals, Inc., ANIP Merger Sub INC. and Alimera Sciences, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as filed June 24, 2024, and incorporated herein by reference).
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
10.1

Chairman Emeritus Agreement, dated as of August 1, 2023, by and between Alimera Sciences, Inc. and C. Daniel Myers (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on August 2, 2023, and incorporated herein by reference).

10.2

Alimera Sciences, Inc. 2023 Equity Incentive Plan and forms of award agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on August 2, 2023, and incorporated herein by reference).

10.3

Alimera Sciences, Inc. 2024 Equity Inducement Plan as Adopted on February 8, 2024 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed February 9, 2024, and incorporated herein by reference)

10.4

Seventh Amendment to Loan and Security Agreement, dated as of March 6, 2024, by and among Alimera Sciences, Inc., SLR Investment Corp., as Collateral Agent, and the parties signatory thereto as Lenders, including SLR in its capacity as a Lender (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, as filed on May 14, 2024, and incorporated herein by reference).

10.6*	Letter Agreement, dated as of June 19, 2024, by and between Alimera Sciences, Inc. and SWK Funding LLC.
10.7*	Manufacturing Services Agreement, dated as of July 17, 2024, by and between Alimera Sciences, Inc. and Alliance Medical Products, Inc. d.b.a. Siegfried Irvine.
31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Deficit and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

*           Filed herewith

**         Furnished herewith

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

ALIMERA SCIENCES, INC.

August 7, 2024	By:	/s/ Richard S. Eiswirth, Jr.
Richard S. Eiswirth, Jr.
President and Chief Executive Officer
(Principal Executive Officer)